Form 10-K405
SOUTHWEST AIRLINES CO
filed 1995-03-30
CIK 92380

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1994 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission File No. 1-7259
                            SOUTHWEST AIRLINES CO.
             (Exact name of registrant as specified in its charter)
             TEXAS                                             74-1563240
   (State of other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                        identification no.)

        P.O. BOX 36611
         DALLAS, TEXAS                                       75235-1611
(Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code:  (214) 904-4000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------

     Common Stock ($1.00 par value)          New York Stock Exchange, Inc.
     Common Share Purchase Rights            New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                 Yes [X]    No [ ]

     Aggregate market value of Common Stock held by nonaffiliates as of February 28, 1995:

                                $2,472,861,013

  Number of shares of Common Stock outstanding as of the close of business on February 28, 1995:

                              143,360,669 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of
     Shareholders, May 18, 1995:              PART III

================================================================================

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

     Southwest Airlines Co. (Southwest) is a major domestic airline that provides shorthaul, high frequency, point-to-point, low fare service. Southwest was incorporated in Texas and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

     At yearend 1994, Southwest operated 199 Boeing 737 aircraft and provided service to 45 airports in 44 cities primarily in the midwestern, southwestern, and western regions of the United States.

     On December 31, 1993, Southwest acquired Morris Air Corporation (Morris) in a stock-for-stock exchange, issuing approximately 3.6 million shares of Southwest Common Stock in exchange for all of the outstanding shares of Morris. During 1994, the operations of Morris were substantially integrated with those of Southwest. As a result of that process, Southwest commenced service to seven new cities in 1994: Tucson, Arizona; Santa Ana (Orange County), California; Boise, Idaho; Portland, Oregon; Salt Lake City, Utah; Seattle, and Spokane, Washington. Unless the context requires otherwise, references in this annual report to the "Company" include Southwest and Morris.

     The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be somewhat lower in the first quarter (January 1 - March 31).

FUEL

     The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon for scheduled carrier service over the past five years was as follows:

                             1990             $.78
                             1991             $.66
                             1992             $.61
                             1993             $.59
                             1994             $.54

     The Company is unable to predict the extent of future fuel cost changes. The Company has standard industry arrangements with major fuel suppliers. Standard industry fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company uses various price-risk management techniques, including derivative products such as fixed-price swaps, caps, and collars, to help protect against price increases. To date, not more than 11 percent of then-current usage was hedged in this manner. Although market conditions can significantly impact the price of jet fuel, at present, these conditions have not resulted in an inadequate supply of jet fuel. For more discussion of current jet fuel costs and the impact of these costs on the Company's operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

REGULATION

     Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979 (Competition Act), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Arkansas, Louisiana, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point
which is outside any such states."   Southwest does not interline or offer joint
fares with any other air carrier. The Competition Act does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field to points beyond Texas and the four contiguous states.

     The Department of Transportation (DOT) has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of authorization, which does not confer either exclusive or proprietary rights.
The Company's certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Love Field section of the Competition Act, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with any provisions of subchapter IV of the Federal Aviation Act of 1958, or any order, rule or regulation issued thereunder or any term, condition or limitation of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and has been given a reasonable time to effect compliance.

     DOT prescribes uniform disclosure standards regarding terms and conditions of carriage, and prescribes that terms incorporated into the Contract of Carriage by reference are not binding upon passengers unless notice is given in accordance with its regulations.

     Safety. The Company is subject to the jurisdiction of the Federal Aviation Administration (FAA) with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U. S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

     Environmental. The Airport Noise and Capacity Act of 1990 (ANCA) requires the phase out of Stage 2 airplanes (which meet less stringent noise emission standards than later model Stage 3 airplanes) in the contiguous 48 states by
December 31, 1999.   FAA rules establish interim compliance dates for ANCA of
December 31, 1994, December 31, 1996, and December 31, 1998. An operator may comply by either implementing a reduction of the operator's base level, as defined in ANCA, of Stage 2 aircraft by at least 25 percent increments by the end of the three interim compliance dates or by operating a fleet that is at least 55 percent Stage 3 by December 31, 1994, 65 percent by December 31, 1996, and 75 percent by December 31, 1998. Selection of one of the two alternative compliance techniques is not irrevocable and operators are free to opt for one method at one compliance date and another at the next. Operation of Stage 2 aircraft after December 31, 1999 is prohibited, subject, however, to an extension of the final compliance date to December 31, 2003, if at least 85 percent of the aircraft used by the operator in the contiguous United States will comply with Stage 3 noise levels by July 1, 1999 and the operator successfully obtains a waiver from the FAA of the December 31, 1999 final phaseout date. Statutory requirements to obtain a waiver include a determination by the FAA that the waiver is in the public interest or would enhance competition or benefit service to small communities. There is no assurance that such a waiver is obtainable.

     The Company's fleet, as of December 31, 1994, consisted of 50 Stage 2 aircraft and 149 Stage 3 aircraft, yielding a Stage 3 percentage of 74.9 percent. Accordingly, the Company exceeds the Stage 3 fleet percentage requirement for the December 31, 1994 and December 31, 1996 interim compliance dates.

     As of December 31, 1994, of the 50 Stage 2 aircraft operated by the Company, 30 are leased from third parties and 20 are owned by the Company. The Company can comply with the rules by acquiring additional Stage 3 aircraft, returning Stage 2 aircraft to the lessors as the leases terminate according to their terms, retiring owned Stage 2 aircraft, or hushkitting Stage 2 aircraft. Because the Company already complies with the December 31, 1998 interim compliance requirement of a 75 percent Stage 3 fleet, the Company could operate all 50 of its Stage 2 aircraft until December 31, 1999. Based upon the Company's current schedule for delivery of new Stage 3 aircraft, including options, the Company could achieve 85 percent compliance by July 1, 1999 through the retirement of only seven of the 50 Stage 2 aircraft, assuming no hushkitting. This would qualify the Company to apply for a waiver from the final compliance date, which, if obtained, could permit the Company to continue operation of the remaining 43 Stage 2 aircraft until, at the latest, December 31, 2003.

     ANCA also requires the FAA to establish parameters within which any new Stage 2 and Stage 3 noise or access restrictions at individual airports must be developed. The published rules generally provide that local noise restrictions on Stage 3 aircraft first effective after October 1990 require FAA approval, and establish a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. Certain airports, including Dallas Love Field, Los Angeles, San Diego, San Francisco, and Orange County, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

     Operations at John Wayne Airport, Orange County, California, are governed by the Airport's Phase 2 Commercial Airline Access Plan and Regulation (the "Plan"). Pursuant to the Plan, each airline is allocated total annual seat capacity to be operated at the airport, subject to renewal/reallocation on an annual basis. The airport's governing body completed the reallocation process on February 7, 1995. The Company was allocated seat capacity to operate only 14 daily flights, rather than the 21 flights being operated as of January 15, 1995, thereby necessitating a reduction of seven daily flights by the Company. To comply with the Plan, the Company will maintain seven daily flights to San Jose and Oakland, California, respectively, and will eliminate non-stop service to Salt Lake City, Utah (two daily flights) and Phoenix, Arizona (four daily flights) and one daily flight to San Jose, all effective April 1, 1995.

     The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment.

MARKETING AND COMPETITION

     Southwest focuses on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1994 was 391 miles with an average duration of approximately one hour. At yearend, Southwest served 298 nonstop city pairs with an average weekday frequency of six roundtrips per city pair.

     Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on local, not connecting, traffic. As a result, approximately 80 percent of the Company's customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore, Burbank, Oakland, and San Jose airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, approximately 20 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other jet airlines, nor have any commuter feeder relationships.

     Southwest employs a very simple fare structure, maintaining low, unrestricted, unlimited everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

     In May 1994, the computer reservations systems (CRSs) used by travel agencies owned by United Airlines (Apollo) and Continental Airlines (System One) disabled automated ticketing for Southwest travel. Rather than pay the fees associated with CRS participation in Apollo and System One, Southwest has taken the following actions: Southwest has provided direct access to its own reservation system and ticketing for the 50 largest travel agencies (SWAT); instituted overnight delivery of Southwest-produced tickets for approximately 300 large travel agencies; improved access to Ticket By Mail for direct Customers by reducing the time limit from seven days out from the date of travel to three days; and introduced a Ticketless travel option, eliminating the need to print a paper ticket altogether. Southwest has also entered into a new arrangement with SABRE, the CRS in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner.

     The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have greater financial resources, larger fleets, and wider name recognition. Several of the Company's larger competitors have initiated low-cost, shorthaul service in markets served by the Company, which represents a more direct threat in Southwest's market niche. Profit levels in the air transport industry are highly sensitive to changes in operating and capital costs and the extent to which competitors match an airline's fares and services. The profitability of a carrier in the airline industry is also impacted by general economic trends.
For more discussion on the current competitive environment for Southwest, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets, particularly the private automobile. In shorthaul air services which compete with surface transportation, price is a competitive factor, but frequency and convenience of scheduling, facilities, transportation safety, and Customer Service may be of equal or greater importance to many passengers.

INSURANCE

     The Company carries insurance of types customary in the airline industry and in amounts deemed adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers' compensation.

FREQUENT FLYER AWARDS

     Southwest's frequent flyer program, The Company Club, is based on trips flown rather than mileage. The Company Club offers one free roundtrip travel award to any Southwest destination after flying eight roundtrips (or 16 one-way trips) on Southwest within a consecutive twelve-month period.

     The trips flown as credit towards a free travel award certificate are valid for twelve months only; the free travel award is automatically generated when earned by the Customer rather than allowing the Customer to bank the trip credits indefinitely; and the free travel award is valid for one year with an automatic expiration date. Based on the issuance of free travel awards to qualified members, coupled with the foregoing program characteristics and the use of "black out" dates for the free travel awards during peak holiday periods, the financial impact of free travel awards used on the Company's consolidated financial statements has not been material. Free travel awards redeemed were approximately 279,000, 256,000, and 209,000 during 1994, 1993, and 1992, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 1.4 percent in 1994 and 1.5 percent in both 1993 and 1992.

     The Company accounts for free travel awards using the incremental cost method, consistent with the other major airlines. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost to provide free transportation is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. The estimated incremental costs include passenger costs such as beverage and snack supplies, baggage claims, baggage handling, and liability insurance; operations costs such as security services, airport rentals, fuel, oil, and into-plane charges; and reservations costs, such as communications and system operations fees. The liability for free travel awards earned but not used at December 31, 1994 and 1993 was not material.

     The number of free travel awards for Southwest outstanding at December 31, 1994 and 1993 was approximately 248,000 and 178,000, respectively. These numbers do not include partially earned awards. The Company currently does not have a system to accurately estimate partially earned awards. However, these partially earned awards may equate to approximately 60-70 percent of the current outstanding awards. Since the inception of The Company Club in 1987, approximately 15 percent of all award certificates have expired without being used.

EMPLOYEES

     At December 31, 1994, Southwest (including Morris) had 16,818 employees, consisting of 4,894 flight, 747 maintenance, 9,237 ground customer service and 1,940 management, accounting, marketing, and clerical personnel.

     Southwest has nine collective bargaining agreements covering approximately 83 percent of its employees. Southwest's fleet service employees are subject to an agreement with the Ramp, Operations and Provisioning Association, which became amendable in December 1994 and is currently in negotiation. Customer service and reservation employees are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which becomes amendable in November 1997. Flight attendants are subject to an agreement with the Transportation Workers Union of America, AFL-CIO, which becomes amendable May 31, 1996. The pilots are subject to an agreement with the Southwest Airlines Pilots' Association (SWAPA), which becomes amendable in September 1999 (described below). Flight dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which becomes amendable in November 1997. Mechanics, aircraft cleaners and stock clerks are subject to agreements with the International Brotherhood of Teamsters, with both agreements becoming amendable in August 1995. The flight simulator technicians are represented by the International Brotherhood of Teamsters pursuant to an agreement which becomes amendable in October 1995. The flight/ground school instructors are subject to an agreement with the Southwest Airlines Professional Instructors Association which becomes amendable in December 1995.

     The Company recently entered into two labor contracts with large employee groups. In November 1994, Southwest entered into an agreement with the IAM covering Customer service and reservation employees. In January 1995, Southwest's pilots ratified a ten-year labor contract that calls for no wage increases in the first five years and three percent annual wage increases in three of the last five years of the contract. Initially, the pilots will receive options to purchase approximately 14.5 million shares of Southwest common stock at $20 per share over the term of the contract; pilots hired subsequently will receive additional grants at a five percent premium over then current fair market value, up to a total of 18,000,000 shares that can be issued under the stock option plan. Pilots will be eligible for profitability bonuses of up to three percent of compensation in three of the first five years and profitability-based pay increases up to three percent in two of the second five years of the contract. The pilot group may choose to reopen the contract in five years, in which event all unexercised options will terminate.

ITEM 2. PROPERTIES

AIRCRAFT

     Southwest and Morris operated a total of 199 Boeing 737 aircraft as of December 31, 1994, of which 89 and 13 were under operating and capital leases, respectively. The remaining 97 aircraft are owned.

     In January 1994, Southwest entered into an agreement with The Boeing Company, pursuant to which Southwest is the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. As the launch customer, Southwest has agreed to purchase sixty-three Boeing 737-700 aircraft from 1997 to 2001, with options for an additional 63 737-700 aircraft from 1998 to 2004. As a part of this transaction, 42 of the 53 options for 737-300 aircraft from 1997 to 1999 were canceled.

     In total, including an agreement in principle to lease two used aircraft in second quarter 1995, at December 31, 1994, the Company had 118 firm orders and 74 options as follows:

    Type       Seats  1994  1995  1996  1997  1998  1999  2000  2001  2002  2003  2004
    ----       -----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
    737-200      122    50   ---   ---   ---   ---   ---   ---   ---   ---   ---   ---
    737-300      137   124    27    18    21   ---   ---   ---   ---   ---   ---   ---
    737-500      122    25   ---   ---   ---   ---   ---   ---   ---   ---   ---   ---
    737-700      137   ---   ---   ---     4    21    21    21    18    18    18     5

    The average age of the Company's fleet at December 31, 1994 was 7.6 years.

    For information regarding the Company's obligations under capital leases and noncancelable operating leases see Notes 6 and 7 to the Consolidated Financial Statements.

    For information concerning Southwest's aircraft purchase commitments, see
Note 4 to the Consolidated Financial Statements.

    The Company has an agreement with CFM International, Inc. (a joint company of SNECMA (France) and General Electric Company) dated May 28, 1981, as amended, for the supply of spare engines for its Boeing 737-300, -500, and -700 aircraft. CFM also supplies the engines to The Boeing Company for original installation on such aircraft. CFM is the sole manufacturer of engines for use on the Boeing 737-300, -400, -500, and -700 aircraft.

GROUND FACILITIES AND SERVICES

    Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field which houses three 737 simulators, and its corporate headquarters also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1994, the Company operated seven reservation centers. The reservation centers located in Chicago, Illinois; Albuquerque, New Mexico; and Salt Lake City, Utah occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; and San Antonio, Texas reservation centers. In January 1995, the Company opened its newest reservation center in Little Rock, Arkansas on leased land and has announced an intention to locate an additional reservation center on leased land in Oklahoma City, Oklahoma.

    The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component overhauls and repairs for its airframes and engines, which comprise the majority of the annual maintenance cost.

    In recent years, many airports have increased or sought to increase the rates charged to airlines. The extent to which such charges are limited by statute and the ability of airlines to contest such charges has been subject to litigation, including a case recently decided against certain carriers by the United States Supreme Court. To the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports to airlines may increase substantially. Management cannot predict the magnitude of any such increase.

ITEM 3.  LEGAL PROCEEDINGS

    In January 1994, Southwest received an examination report from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 and 1988. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry, during that time period. Southwest intends to vigorously protest the adjustments made with which it does not agree. The industry's differences with the IRS involve complex issues of law and fact which are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None to be reported.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Southwest, their positions, and their respective ages (as of March 1, 1995) are as follows:

                                                                                                        OFFICER
                                                                                                     CONTINUOUSLY
       NAME                                 POSITION                            AGE                      SINCE
       ----                                 --------                            ---                  ------------

Herbert D. Kelleher             Chairman of the Board, President,               63                       1967
                                 and Chief Executive Officer

Colleen C. Barrett              Executive Vice President-Customers              50                       1978
                                 and Corporate Secretary

Gary A. Barron                  Executive Vice President,                       50                       1978
                                 Chief Operations Officer

John G. Denison                 Executive Vice President-                       50                       1986
                                 Corporate Services

Gary C. Kelly                   Vice President-Finance,                         39                       1986
                                 Chief Financial Officer

James F. Parker                 Vice President-General Counsel                  48                       1986

Ron Ricks                       Vice President-Governmental Affairs             45                       1986

James C. Wimberly               Vice President-Ground Operations                42                       1985

    Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization. All of the executive officers have held their current positions with Southwest for more than five years except Ms. Barrett. On November 21, 1990, Ms. Barrett was appointed Executive Vice President - Customers. Ms. Barrett had served as Vice President - Administration since July 1985, and Corporate Secretary of Southwest since
March 28, 1978.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock, as adjusted for the July 1993 three-for-two stock split were:

     PERIOD                   DIVIDEND          HIGH       LOW
     ------                   --------          ----       ---

     1994
          1st Quarter         $.01000           $39.00     $31.25
          2nd Quarter          .01000            34.38      24.13
          3rd Quarter          .01000            29.63      21.63
          4th Quarter          .01000            23.63      15.50

     1993
          1st Quarter         $.00933           $25.17     $18.17
          2nd Quarter          .00933            30.00      22.17
          3rd Quarter          .01000            37.63      28.00
          4th Quarter          .01000            37.63      29.88


     As of February 28, 1995, there were 10,720 holders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The following financial information for the five years ended December 31, 1994 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.



                                                                              YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------

                                                    1994                1993              1992            1991          1990
                                                    ----                ----              ----            ----          ----
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues........................    $2,591,933          $2,296,673        $1,802,979      $1,379,286    $1,237,276
   Operating expenses........................     2,275,224           2,004,700         1,609,175       1,306,675     1,150,015
                                                  ---------           ---------         ---------       ---------    ----------
   Operating income..........................       316,709             291,973           193,804          72,611        87,261
   Other expenses, net.......................        17,186              32,336            36,361          18,725         6,827/(4)/

                                                  ---------           ---------         ---------       ---------     ---------
   Income before income taxes and cumula-
      tive effect of accounting changes......       299,523             259,637           157,443          53,886        80,434
   Provision for income taxes /(1)/..........       120,192             105,353            60,058          20,738        29,829
                                                  ---------           ---------         ---------       ---------     ---------
   Income before cumulative effect of
      accounting changes /(1)/...............       179,331             154,284            97,385          33,148        50,605
   Cumulative effect of accounting changes...           -                15,259/(2)/       12,538/(3)/        --            --
                                                 ----------          ----------        ----------      ----------    ----------
   Net income /(1)/..........................    $  179,331          $  169,543        $  109,923      $   33,148    $   50,605
                                                 ==========          ==========        ==========      ==========    ==========

   Net income per common and common
      equivalent share before cumulative
      effect of accounting changes /(1)/.....         $1.22               $1.05             $0.68           $0.25         $0.39
   Cash dividends per common share...........       $.04000             $.03867           $.03533         $.03333       $.03223
   Total assets at period-end................    $2,823,071          $2,576,037        $2,368,856      $1,854,331    $1,480,813
   Long-term obligations at period-end.......      $583,071            $639,136          $735,754        $617,434      $327,553
   Stockholders' equity at period-end........    $1,238,706          $1,054,019          $879,536        $635,793      $607,294
OPERATING DATA:
   Revenue passengers carried................    42,742,602/(6)/     36,955,221/(6)/   27,839,284      22,669,942    19,830,941
   Revenue passenger miles (RPMs) (000s).....    21,611,266          18,827,288        13,787,005      11,296,183     9,958,940
   Available seat miles (ASMs) (000s)........    32,123,974          27,511,000        21,366,642      18,491,003    16,411,115
   Load factor...............................         67.3%               68.4%             64.5%           61.1%         60.7%
   Average length of passenger haul (miles)..           506                 509               495             498           502
   Trips flown...............................       624,476             546,297           438,184         382,752       338,108
   Average passenger fare....................        $58.44              $59.97            $58.33          $55.93        $57.71
   Passenger revenue yield per RPM...........        11.56c              11.77c            11.78c          11.22c        11.49c
   Operating revenue yield per ASM...........         8.07c               8.35c             7.89c           7.10c         7.23c
   Operating expenses per ASM................         7.08c               7.25c/(7)/        7.03c           6.76c         6.73c
   Fuel cost per gallon (average)............        53.92c              59.15c            60.82c          65.69c        77.89c
   Number of employees at period-end.........        16,818              15,175            11,397           9,778         8,620
   Size of fleet at period-end /(5)/.........           199                 178               141             124           106

________________________________
/(1)/ Proforma prior to 1993, assuming Morris, an S-Corporation prior to 1993, was taxed at statutory rates.

/(2)/ Includes the net cumulative effect of adopting Statement of Financial
      Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." For additional information, see the Consolidated Financial Statements of the Company and the accompanying notes thereto.

/(3)/ Includes one-time adjustment for the cumulative effect of a change in the method of accounting for scheduled airframe overhaul costs from the direct expense method to that of capitalizing and amortizing the costs over the periods benefited. For additional information, see the Consolidated Financial Statements of the Company and the accompanying notes thereto.

/(4)/ Includes $2.6 million gains on sales of aircraft and $3.1 million from
      the sale of certain financial assets.   (Footnotes continued on next page)

/(5)/ Includes leased aircraft.

/(6)/ Includes certain estimates for Morris.

/(7)/ Excludes merger expenses of $10.8 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis listed in the accompanying Index to Consolidated Financial Statements on Page F-1 is filed as part of this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Auditors, listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report.

     The amounts shown on the following table differ from those previously reported in Southwest's Form 10-Q's filed in respect of the 1993 periods shown below. These differences are solely due to Southwest's acquisition of Morris, which was accounted for as a pooling of interests. See Note 2 to the Consolidated Financial Statements.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED
                              ------------------------------------------
1994                          MARCH 31      JUNE 30   SEPT. 30  DEC. 31
----                          --------      -------   --------  -------

Operating revenues..........  $619,412      $661,056  $685,289  $626,176
Operating income............    76,046       101,834   101,710    37,119
Income before income taxes..    69,538        97,156    97,128    35,701
Net income..................    41,847        58,522    58,619    20,343

Net income per common and
   common equivalent share..  $  .28        $  .40    $  .40    $  .14


                                            THREE MONTHS ENDED
                              -----------------------------------------
1993                          MARCH 31      JUNE 30   SEPT. 30  DEC. 31
----                          --------      -------   --------  -------
Operating revenues..........  $498,943      $568,251  $620,918  $608,561
Operating income............    48,784        75,812    95,820    71,557
Income before income taxes..    40,393        68,241    86,214    64,789
Net income..................    24,933/(1)/   42,149    48,833    38,369

Net income per common and
   common equivalent share..  $  .17/(1)/   $  .29    $  .33    $  .26

________________

/(1)/ Excludes cumulative effect of accounting changes.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None to be reported.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors," incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 18, 1995. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Executive Officers," incorporated herein by reference, from pages 6-9 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 18, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 4-5 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 18, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 18, 1995.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.          Financial Statements: The financial statements listed in the accompanying Index to Consolidated Financial Statements on page
                 F-1 are filed as part of this annual report.

     2.          Financial Statement Schedules:

                 There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

     3.   Exhibits:

          3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)).

          3.2 Bylaws of Southwest, as amended through February 1994 (incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

          4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit 4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993.

          4.2    Specimen certificate representing Common Stock of Southwest.

          4.3 Indenture dated as of December 1, 1985 between Southwest and MBank Dallas, N.A., Trustee, relating to an unlimited amount of Debt Securities (incorporated by reference to Exhibit 4.1 of Southwest's Current Report on Form 8-K dated February 26, 1986 (File No. 1-7259)) and First Supplemental Indenture dated as of January 21, 1988, substituting MTrust Corp, National Association, as Trustee, thereunder (incorporated by reference to Exhibit 4.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File 1-7259)).

          4.4 Rights Agreement dated July 14, 1986 between Southwest and MBank Dallas, N.A., as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration Statement on Form 8-A dated July 15, 1986 (File No. 1-7259)) and Amendment No. 1 to Rights Agreement, dated as of December 1, 1990 between Southwest and Ameritrust Texas N.A. (incorporated by reference to Exhibit 4.2 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)).

          4.5 Indenture dated as of June 20, 1991 between Southwest Airlines Co. and NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit
                 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

          4.6 Form of 9.4 percent Note due 2001 (incorporated by reference to Exhibit 4.2 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

          4.7 Form of 8-3/4 percent Note due 2003 (incorporated by reference to Exhibit 4.2 to Southwest's Current Report on Form 8-K dated October 4, 1991 (File No. 1-7259)).

          4.9 Form of 9-1/4 percent Note due 1998 (incorporated by reference to Exhibit 4.9 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          4.10 Form of 7-7/8 percent Note due 2007 (incorporated by reference to Exhibit 4.10 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          4.11 Form of Global Security representing all 8 percent Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's current Report on Form 8-K dated March 6, 1995 (File No. 1-
                 7259)).

          10.1 Purchase Agreement No. 1510, dated July 22, 1988 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.1 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.1 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          10.2 General Terms Agreement between CFM International, Inc. and Southwest (with all amendments through March 29, 1990) dated May 28, 1981 (incorporated by reference to Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from November 6, 1989 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendment No. 7 and Letter Agreement No. 11, each dated as of January 19, 1994.

          10.3 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995.

          10.4 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

          The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

          10.5 1985 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (File No. 1-7259)).

          10.6 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

          10.7 1992 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.8 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

          10.9   1991 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

          10.10 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

          10.11 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          10.12 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.13 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.14  Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option
                 Plan.

          11     Computation of earnings per share.

          22     Subsidiaries of Southwest.

          23     Consent of Ernst & Young LLP, Independent Auditors.

          27     Financial Data Schedule.

     Southwest will furnish to the Commission supplementally upon request a copy of each other instrument with respect to the long-term debt of the Company.

     A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.

(b)  There were no reports on Form 8-K filed during the fourth quarter of 1994.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page No.
                                                                  --------

Management's Discussion and Analysis                                 F-2

Consolidated Financial Statements                                    F-11

Report of Independent Auditors                                       F-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

The 1990s have been devastating financially for the domestic passenger airline industry, with Southwest as the sole exception among larger carriers. Since 1990, the industry has been shrinking and we have been expanding. We are now carrying more than twice the number of passengers annually than in 1990, an annualized growth rate of 21 percent. In 1993, with the advent of Continental Lite and plans laid for the United Shuttle, the competitive trend away from Southwest began to reverse. In 1994, in the face of our own aggressive expansion, we experienced a massive increase of new competitive service from United, Continental, Reno, and TWA. We also were negatively impacted by the industry's use of persistent fare sales during the fourth quarter, which occurred at a time when we were aggressively converting Morris Air Corporation (Morris) to Southwest's operations and were experiencing operating difficulties of our own in reservations and revenue management. The result was a 47 percent decline in earnings in fourth quarter 1994 as compared to fourth quarter 1993. Many of the operational issues that surfaced during fourth quarter 1994 have been, or will soon be, addressed, most notably reservations capacity. However, some of their effects will carry over into the first two quarters of 1995, and, further, we cannot predict the actions of our competitors.

In response to these increasing competitive pressures, we implemented several measures. However, we face significantly more competition than we did a year ago, which may also continue to adversely affect comparisons to 1994 quarterly performances, particularly in first half 1995.

As compared to year ago levels, load factors and passenger revenue yields are currently down (the consolidated load factor for January 1995 was 57.8 percent, compared with 63.1 percent for the same month a year ago). Our expectation is that this trend will continue at least during first half 1995. As expected, the integration of Morris into Southwest during 1994, which included 21 aircraft and seven new cities, resulted in our immediate competitive presence in the northwestern region of the U.S. and Salt Lake City. However, these new markets, which are in the development stage and, therefore, understandably low-yielding, will need to improve for overall yields to compare favorably to year ago levels. While there is no way to predict precisely how fast these markets will develop, we are encouraged by the pace thus far. We have also been encouraged with Customer acceptance of recent price increases, which may improve yield comparisons.

From an operating cost perspective, we have been pleased with recent favorable trends versus year ago levels, including fuel prices. Our goal is to continue this trend in 1995, despite our basic lack of control over fuel prices. Significant cost reduction opportunities lie in distribution costs. Ticketless travel, the new SABRE Basic Booking Request, our enhanced Ticket By Mail product, and expanded reservations operations should all combine to help reduce distribution costs. During 1995, we currently plan to add twenty-seven 737-300 aircraft to our fleet and one new city, Omaha, Nebraska, to our route system, which will allow us to focus on strengthening our existing route system.


RESULTS OF OPERATIONS

1994 COMPARED WITH 1993 The Company's consolidated net income for 1994 was $179.3 million ($1.22 per share), as compared to the corresponding 1993 amount (before the cumulative effect of accounting changes) of $154.3 million ($1.05 per share), an increase of 16.2 percent. The increase in earnings was primarily attributable to an increase in operating income of 8.5 percent and a decrease in other expenses (nonoperating) of 46.9 percent.

Operating Revenues Consolidated operating revenues increased by 12.9 percent in 1994 to $2,591.9 million, compared to $2,296.7 million for 1993. This increase in 1994 operating revenues was derived from a 12.7 percent increase in passenger revenues. Revenue passenger miles (RPMs) increased 14.8 percent in 1994, compared to a 16.8 percent increase in available seat miles (ASMs), resulting in a decrease in load factor from 68.4 percent in 1993 to 67.3 percent in 1994.
The 1994 ASM growth resulted from the addition of 21 aircraft during 1994.

Freight revenues in 1994 were $54.4 million, compared to $42.9 million in 1993. The 26.9 percent increase in freight revenues exceeded the 16.8 percent increase in ASMs for the same period primarily due to increased air freight volumes and United States mail services.

Operating Expenses Consolidated operating expenses for 1994 were $2,275.2 million, compared to $2,004.7 million in 1993, an increase of 13.5 percent, compared to the 16.8 percent increase in ASMs. On a per-ASM basis, operating expenses (excluding 1993 merger expenses) decreased 2.3 percent in 1994. The primary factors contributing to this decrease were an 8.8 percent decrease in average jet fuel cost per gallon and lower agency commission costs, offset by increased aircraft rentals.

Operating expenses per ASM for 1994 and 1993 (excluding 1993 merger expenses) were as follows:


----------------------------------------------------------------
Operating expenses per ASM
                                               Increase  Percent
                                  1994   1993 (decrease)  change
----------------------------------------------------------------
Salaries, wages,
     and benefits________        2.13c  2.12c    .01c      0.5%
Profitsharing and Employee
     savings plans_______         .22    .21     .01       4.8
Fuel and oil_____________        1.00   1.11    (.11)     (9.9)
Maintenance materials and
     repairs_____________         .59    .59       -         -
Agency commissions_______         .47    .53    (.06)    (11.3)
Aircraft rentals_________         .42    .39     .03       7.7
Landing fees and
     other rentals_______         .46    .47    (.01)     (2.1)
Depreciation_____________         .43    .44    (.01)     (2.3)
Other                            1.36   1.39    (.03)     (2.2)
----------------------------------------------------------------

TOTAL                           7.08c  7.25c    (.17)c    (2.3)%
----------------------------------------------------------------

Salaries, wages, and benefits per ASM increased only .5 percent in 1994. This increase resulted from a 3.0 percent increase in average salary and benefits cost per Employee, partially offset by slower average headcount growth, which increased only 13.8 percent in 1994 versus the 1994 capacity (ASM) increase of
16.8 percent. The majority of the increase in average salary and benefits cost related to increased health benefits and workers' compensation costs. Employee productivity improved from 2,633 passengers handled per Employee in 1993 to 2,676 in 1994.

Profitsharing and Employee savings plan expenses per ASM increased 4.8 percent in 1994. The increase is primarily the result of increased matching contributions to Employee savings plans resulting from increased Employee participation and higher matching rates in 1994 for Flight Attendants and Customer Service Employees under their respective collective bargaining agreements.

Fuel and oil expenses per ASM decreased 9.9 percent in 1994, primarily due to an
8.8 percent reduction in the average jet fuel cost per gallon from 1993. Jet fuel prices remained relatively stable throughout 1994, with quarterly averages ranging from

$0.51 to $0.56 per gallon. Since year-end, fuel prices have averaged approximately $0.54 per gallon.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which, among other things, included an increase of 4.3 cents per gallon in transportation fuel tax, which becomes effective September 30, 1995, for jet fuel used in commercial aviation. This additional fuel tax will increase fuel expenses approximately $7.5 million in fourth quarter 1995.

Maintenance materials and repairs per ASM was unchanged in 1994 compared to 1993.

Agency commissions per ASM decreased 11.3 percent due to a lower mix of travel agency sales and lower 1994 passenger revenue per ASM. The lower travel agency sales mix resulted from 1994 enhancements to Southwest's ticket delivery systems for direct Customers, as described below.

In response to actions taken by our competitor-owned reservations systems, we reduced our operating costs and enhanced our ticket delivery systems by developing our own Southwest Airlines Air Travel ("SWAT") system allowing high-volume travel agents direct access to reservations; introduced overnight ticket delivery for travel agents; reduced to three the number of advance days reservations required for overnight delivery of tickets to customers (Ticket By
Mail); developed our own Ticketless system, which was rolled out system-wide on January 31, 1995; and subscribed to a new level of service with SABRE that will automate the booking process for SABRE travel agencies effective May 1, 1995. We also continue to actively pursue other cost-effective solutions for automating non-SABRE travel agency bookings.

Aircraft rentals per ASM increased 7.7 percent in 1994. The increase primarily resulted from a third quarter 1994 sale/leaseback transaction involving ten new 737-300 aircraft and a lease of three used aircraft under long-term operating leases. At December 31, 1994, 44.7 percent of the Company's fleet was subject to operating leases, compared to 43.3 percent at December 31, 1993.

Other operating expenses per ASM decreased 2.2 percent in 1994 compared to 1993. The overall decrease is primarily attributable to operating efficiencies resulting from the transition of Morris operational functions to Southwest, primarily contract services which decreased $8.8 million (24.4 percent per ASM), offset by an increase in advertising costs of $24.1 million (22.9 percent per ASM) primarily associated with the start-up of seven new cities and new competitive pressures in 1994.

Other "Other expenses (income)" included interest expense, interest income, and nonoperating gains and losses. Interest expense decreased $5.1 million in 1994 due to the March 1, 1993 redemption of $100 million senior unsecured notes due 1996 and the repayment of approximately $54.0 million of Morris long-term debt during first quarter 1994. Capitalized interest increased $8.6 million in 1994 as a result of higher levels of advance payments on aircraft compared to 1993. Interest income for 1994 decreased $1.9 million primarily due to lower cash balances available for short-term investment.

Income Taxes The provision for income taxes decreased in 1994 as a percentage of income before taxes, including cumulative effect of accounting changes, to
40.1 percent from 40.6 percent in 1993. The 1993 rate was higher due to deferred tax adjustments in 1993 related to the 1993 increase in the federal corporate income tax rate from 34 percent to 35 percent(see Note 11 to the Consolidated Financial Statements). This was offset by increased 1994 effective state income tax rates.

1993 COMPARED WITH 1992  Prior to 1993, Morris operated as a charter carrier.
In 1993, Morris began operating as a FAR 121 Certificated Air Carrier, or scheduled service carrier, consistent with Southwest. For comparability from 1993 to 1992, the statistical and operating data for 1992 are based on scheduled passenger service only (i.e., Southwest). Accordingly, RPMs and ASMs for 1992 relate only to scheduled carrier operations.

The Company's consolidated income for the year 1993 was $154.3 million ($1.05 per share), before the cumulative effect of accounting changes, compared to pro forma consolidated income of $97.4 million ($.68 per share) for 1992, an increase of 58.4 percent. The increase in earnings was primarily attributable to an increase in operating income of 50.7 percent and was achieved despite an increase in the federal income tax rate, which increased the provision for income taxes $6.5 million, or $.04 per share.

Operating Revenues    Consolidated operating revenues increased by 27.4 percent
in 1993 to $2,296.7 million. Operating revenue per ASM for scheduled service carrier operations increased in 1993 to $.0835 from $.0789 in 1992. The increase in consolidated operating revenues was primarily related to a 36.5 percent increase in passenger revenues, which accounted for 96.5 percent of total operating revenues in 1993 versus 90.1 percent in 1992.

Consolidated RPMs increased 36.6 percent in 1993, which exceeded the 28.8 percent increase in ASMs, resulting in an increase in the load factor from 64.5 percent to 68.4 percent. The 1993 ASM increase resulted from the conversion of the Morris system from charter to scheduled service and the addition of 16 aircraft to the Southwest fleet. The additional 16 Southwest aircraft were primarily used to expand California, St. Louis, and Chicago markets and to initiate service from Louisville, Baltimore, and San Jose.

Freight revenues increased in 1993 to $42.9 million from $33.1 million in 1992. The 29.6 percent increase in freight revenues exceeded the 28.8 percent ASM increase primarily due to further expansion of United States mail services and increased freight marketing programs.

Charter and other revenues decreased in 1993 from 1992 on a consolidated basis as Morris converted its operations in 1993 to scheduled service from charter operations. In 1993, consistent with the beginning of scheduled carrier service, Morris revenues were primarily derived from scheduled operations and, accordingly, classified as "passenger" revenues. Morris charter revenues totaled $117.8 million in 1992.

Operating Expenses    Consolidated operating expenses increased 24.6 percent to
$2,004.7 million from $1,609.2 million in 1992. The primary factors contributing to the increase were the 28.8 percent increase in ASMs; increased contributions to profitsharing and Employee savings plans; higher agency commissions; higher aircraft rentals; and increased maintenance costs.

On a consolidated basis, the Company incurred $10.8 million of one-time merger expenses in connection with the December 1993 Morris acquisition. These expenses included $1.9 million of various professional fees; $4.7 million for disposal of duplicate or incompatible property and equipment; and $4.2 million for Employee relocation and severance costs related to elimination of duplicate or incompatible operations. As required for financial reporting purposes, these expenses have been reported as operating expenses.

Salaries, wages, and benefits per ASM decreased 2.3 percent in 1993. Excluding the effects of Morris, Southwest's cost per ASM for salaries, wages, and benefits increased .9 percent from 1992 to 1993. This increase resulted from a
2.2 percent increase in salaries and wages, offset by a 5.0 percent decrease in health benefit and workers' compensation costs per ASM. Headcount for Southwest increased 17.0 percent in 1993, slightly more than the 15.9 percent increase in ASMs. However, Employee productivity improved to 2,633 passengers handled per Employee in 1993 from 2,597 in 1992.

Morris contracted out all ground handling services, which are included in "other operating expenses." Consequently, salaries, wages, and benefits on a per-ASM basis are considerably lower for

Morris than for Southwest contributing to the decrease in consolidated salaries, wages, and benefits per ASM.

Profitsharing and Employee savings plan expenses per ASM increased 16.7 percent in 1993. The increase was primarily the result of higher earnings in 1993. For additional information, see Note 10 to the Consolidated Financial Statements.

Fuel and oil expenses per ASM decreased 2.6 percent in 1993 due to a 2.7 percent reduction in the average cost per gallon of jet fuel from 1992. Jet fuel prices remained relatively stable throughout 1993, continuing the trend which began in 1992, with quarterly averages ranging from $0.57 to $0.63 per gallon.

Maintenance materials and repairs per ASM increased 5.4 percent in 1993. This increase was primarily the result of higher airframe component repairs and higher amortization of capitalized scheduled airframe overhauls.

Agency commissions per ASM increased 6.0 percent in 1993 primarily due to increased passenger revenues per ASM.

Aircraft rentals per ASM increased 30.0 percent in 1993. The increase was primarily attributable to the expansion of Morris scheduled operations, which leased 18 of its 21 aircraft, 11 of which were leased in 1993. Additionally, the increase partially resulted from the sale/leaseback financing by Southwest, since late 1992, of seven 737-300 aircraft with long-term operating leases. Also in 1993, Southwest leased one used 737-300 aircraft under a long-term operating lease and one used 737-200 aircraft under a short-term operating lease.

Depreciation expense per ASM decreased 8.5 percent in 1993 due to the expansion of Morris, which, as stated above, consisted primarily of a leased aircraft fleet.

Other operating expenses per ASM increased 13.8 percent from 1992 to 1993. This increase is primarily the result of higher usage of contract services at Morris. As previously discussed, Morris contracted for all ground handling service, along with various other services that are handled internally at Southwest.

Other   "Other expenses(income)" included interest expense, interest income, and nonoperating gains and losses. Interest expense, net of capitalized interest, decreased 7.0 percent in 1993 due to the March 1, 1993 early redemption of $100 million in senior unsecured 9% Notes due 1996. See Note 6 to the Consolidated Financial Statements for further information. Net nonoperating losses in 1993 resulted from the write-down of certain internal system development costs and the settlement of certain employment-related litigation for $1.7 million.

Income Taxes   The provision for income taxes increased in 1993, as a percentage of income before income taxes and cumulative effect of accounting changes, to
40.6 percent from pro forma 38.1 percent in 1992. The increase was primarily the result of the increase in the federal income tax rate. See Note 11 to the Consolidated Financial Statements for further information.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $412.7 million in 1994, compared to $392.7 million in 1993. During 1994, additional funds of $315.0 million were generated from the sale and leaseback of ten new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $619.0 million).

During 1994, capital expenditures of $788.6 million were primarily for the purchase of 18 new 737-300 aircraft, one used 737-300 aircraft previously leased by Morris, and progress payments for future aircraft deliveries. At December 31, 1994, capital commitments of the Company consisted primarily of scheduled aircraft acquisitions.

As of January 1995, Southwest had one-hundred-sixteen 737s on firm order, including twenty-five to be delivered in 1995, with options to purchase another seventy-four. Aggregate funding required for firm commitments approximated $3,042.7 million through the year 2001 of which $602.6 million related to 1995. See Note 4 to the Consolidated Financial Statements for further information.

The Company recently completed the construction of a $10.0 million reservation center in Little Rock, Arkansas, which began accepting calls on January 24, 1995, and announced that it will build an additional reservation center in Oklahoma City scheduled to open in second quarter 1995. Total estimated cost of the new Oklahoma City reservation center is approximately $10.0 million.

As of December 31, 1994 and since 1990, the Company had authority from its Board of Directors to purchase 3,750,000 shares of its common stock from time-to-time on the open market. No shares have been purchased since 1990.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1994 of $174.5 million, internally generated funds, and a revolving credit line with a group of banks of up to $300 million (none of which had been drawn at December 31, 1994). In addition, the

Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

At yearend, the Company had outstanding shelf registrations for the issuance of $100 million senior unsecured notes and $98 million pass-through certificates relating to sale/leaseback transactions. The Company presently intends to utilize these sources of financing during 1995.

Cash provided from operations was $392.7 million in 1993 as compared to $282.1 million in 1992. During 1993, additional funds of $90.0 million were generated from the sale and leaseback of three new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $145.0 million). Morris also generated $17.8 million from certain bank borrowings. These proceeds were primarily used to finance aircraft-related capital expenditures and to provide working capital.

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          December 31,
                                                       1994           1993
===================================================================================
ASSETS
Current assets:
  Cash and cash equivalents________________        $    174,538        $    295,571
  Accounts receivable______________________              75,692              70,484
  Inventories of parts and supplies,
    at cost________________________________              37,565              31,707
  Deferred income taxes (Note 11)__________               9,822              10,475
  Prepaid expenses and other current
    assets_________________________________              17,281              23,787
                                                      ---------             -------
      Total current assets_________________             314,898             432,024

Property and equipment, at cost
  (Notes 3, 4, and 7):
  Flight equipment_________________________           2,564,551           2,257,809
  Ground property and equipment____________             384,501             329,605
  Deposits on flight equipment
    purchase contracts_____________________             393,749             242,230
                                                      ---------           ---------
                                                      3,342,801           2,829,644
  Less allowance for depreciation__________             837,838             688,280
                                                      ---------           ---------
                                                      2,504,963           2,141,364
Other assets_______________________________               3,210               2,649
                                                      ---------           ---------
                                                   $  2,823,071        $  2,576,037
                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable_________________________        $    117,599        $     94,040
  Accrued liabilities (Note 5)_____________             288,979             265,333
  Air traffic liability____________________             106,139              96,146
  Income taxes payable_____________________                   -               7,025
  Current maturities of long-term
    debt___________________________________               9,553              16,068
                                                        -------             -------
      Total current liabilities____________             522,270             478,612

Long-term debt less current
  maturities (Note 6)______________________             583,071             639,136
Deferred income taxes (Note 11)____________             232,850             183,616
Deferred gains from sale and
  leaseback of aircraft____________________             217,677             199,362
Other deferred liabilities_________________              28,497              21,292

Commitments and contingencies
  (Notes 4, 7, and 11)

Stockholders' equity (Notes 8 and 9):
  Common stock, $1.00 par value:
    500,000,000 shares authorized;
    143,255,795 shares issued and
    outstanding in 1994 and
    142,756,308 shares in 1993_____________             143,256             142,756
  Capital in excess of par value___________             151,746             141,168
  Retained earnings________________________             943,704             770,095
                                                      ---------           ---------
       Total stockholders' equity_________            1,238,706           1,054,019
                                                      ---------           ---------

                                                   $  2,823,071        $  2,576,037
                                                      =========           =========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Years ended December 31,
                                         1994         1993         1992
--------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger_____________________      $2,497,765   $2,216,342   $1,623,828
  Freight_______________________          54,419       42,897       33,088
  Charter and other_____________          39,749       37,434      146,063
                                      ----------   ----------   ----------
    Total operating revenues____       2,591,933    2,296,673    1,802,979
OPERATING EXPENSES:
  Salaries, wages, and
    benefits (Note 10)__________         756,023      641,747      512,983
  Fuel and oil__________________         319,552      304,424      257,481
  Maintenance materials and
    repairs_____________________         190,308      163,395      122,561
  Agency commissions____________         151,247      144,941      113,504
  Aircraft rentals______________         132,992      107,885       77,472
  Landing fees and other
     rentals____________________         148,107      129,222      105,929
  Depreciation__________________         139,045      119,338      101,976
  Other operating expenses______         437,950      382,945      317,269
  Merger expenses (Note 2)______               -       10,803            -
                                      ----------   ----------   ----------
     Total operating expenses___       2,275,224    2,004,700    1,609,175
                                      ----------   ----------   ----------
OPERATING INCOME________________         316,709      291,973      193,804
OTHER EXPENSES (INCOME):
  Interest expense______________          53,368       58,460       59,084
  Capitalized interest__________         (26,323)     (17,770)     (15,350)
  Interest income_______________          (9,166)     (11,093)     (10,672)
  Nonoperating (gains) losses,
                 net____________            (693)       2,739        3,299
                                      ----------   ----------   ----------
     Total other expenses_______          17,186       32,336       36,361
                                      ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES____________         299,523      259,637      157,443
PROVISION FOR INCOME TAXES
  (NOTE 11)_____________________         120,192      105,353       55,816
                                      ----------   ----------   ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES_______________________         179,331      154,284      101,627
CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES
  (NOTE 3)______________________               -       15,259       12,538
                                      ----------   ----------   ----------
NET INCOME______________________      $  179,331   $  169,543   $  114,165
                                      ==========   ==========   ==========

PER SHARE AMOUNTS (NOTES 3, 8,
  AND 12):
  Income before cumulative
    effect of accounting
    changes_____________________      $     1.22   $     1.05   $      .71
  Cumulative effect of
    accounting changes__________               -          .10          .09
                                      ----------   ----------   ----------
  Net income____________________      $     1.22   $     1.15   $      .80
                                      ==========   ==========   ==========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      Capital
                                                     in excess
                                         Common         of        Retained      Treasury
                                         stock       par value    earnings        stock       Total
----------------------------------------------------------------------------------------------------
Balance at December 31, 1991__________  $45,265      $79,240     $515,885     $ (4,597)     $635,793
  Public common stock offering
    (Note 8)__________________________    2,328       82,094            -        2,524        86,946
  Conversion of debentures
    (Note 6)__________________________    1,371       34,678            -             -       36,049
  Two-for-one stock split
    (Note 8)__________________________   46,180      (46,180)           -             -            -
  Sale (retirement) of
    treasury stock, pooled
    company___________________________     (307)          60            -        1,434         1,187
  Issuance of common and treasury
    stock upon exercise of
    executive stock options and
    pursuant to Employee stock
    option and purchase plans and
    related tax benefit
    (Note 9)__________________________      156        3,359            -          553         4,068
  Sale of preferred stock, pooled
     company__________________________    1,054       13,584            -             -       14,638
  Cash dividends, $.03533 per
    share_____________________________         -           -       (4,890)            -       (4,890)
  Cash distributions of pooled
    company (Note 2)__________________         -           -       (5,388)            -       (5,388)
  Reclassification of retained
    earnings, pooled company
    (Note 2)__________________________         -      13,844      (13,844)            -            -
  Reinstatement of deferred
    taxes, pooled company
    (Note 2)__________________________         -      (3,032)           -             -       (3,032)

  Net income - 1992___________________         -           -      114,165             -      114,165
                                        -------      -------      --------     --------     --------

Balance at December 31, 1992__________   96,047      177,647      605,928           (86)     879,536
  Three-for-two stock split
    (Note 8)__________________________   46,325      (46,325)           -             -            -
  Issuance of common and treasury
    stock upon exercise of
    executive stock options and
    pursuant to Employee stock
    option and purchase plans and
    related tax benefit
    (Note 9)__________________________      384        9,846            -            86       10,316
   Cash dividends, $.03867 per
     share____________________________         -            -      (5,376)            -       (5,376)
   Net income - 1993__________________         -            -     169,543             -      169,543

                                        -------      -------      -------     ----------   ---------
Balance at December 31,1993___________  142,756      141,168      770,095            -     1,054,019


  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    and related tax benefit
    (Note 9)__________________________     500       10,578             -            -        11,078

  Cash dividends, $.04000 per
    share_____________________________        -            -       (5,722)           -        (5,722)
  Net income - 1994___________________        -            -      179,331            -       179,331

                                       --------     --------     --------     --------    ----------
Balance at December 31,1994___________ $143,256     $151,746     $943,704     $      -    $1,238,706
                                       ========     ========     ========     ========    ----------

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                    1994        1993        1992
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income_______________________________                  $ 179,331   $ 169,543   $ 114,165
       Cumulative effect of accounting changes (Note 3)______             -     (15,259)    (12,538)
                                                                  ---------   ---------   ---------
       Income before cumulative effect of accounting changes___     179,331     154,284     101,627
       Adjustments to reconcile net income to cash provided by
        operating activities:
          Depreciation____________________________                  139,045     119,338     101,976
          Deferred income taxes_______________________               49,887      53,200      21,260
          Amortization of deferred gains on sale and leaseback
            of aircraft___________________________                  (30,341)    (32,509)    (32,719)
          Amortization of scheduled airframe overhauls________       14,216      11,630       6,930
          Changes in certain assets and liabilities:
             Increase in accounts receivable____________             (5,208)    (14,253)     (7,440)
             Decrease (increase) in other current assets                648      (9,641)    (12,000)
             Increase in accounts payable and accrued
                 liabilities______________________                   52,679      67,585      65,706
             Increase in air traffic liability__________              9,993      30,212      18,602
             Increase (decrease) in other current liabilities_       (4,690)      2,393      12,179
             Other_______________________________                     7,106      10,440       5,978
                                                                  ---------   ---------   ---------
                Net cash provided by operating activities_____      412,666     392,679     282,099

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment_______________          (788,649)   (524,169)   (432,528)
                                                                  ---------   ---------   ---------
                 Net cash used in investing activities_____        (788,649)   (524,169)   (432,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of long-term debt______________________                   -      17,810     113,827
       Proceeds from public common stock offering
          (Note 8)____________________________                            -           -      86,946
       Proceeds from aircraft sale and leaseback transactions__     315,000      90,000     120,000
       Proceeds from sale of preferred stock, pooled company_____         -           -      14,638
       Payment of long-term debt and capital lease obligations__    (63,071)   (120,098)    (10,358)
       Payment of cash dividends______________________               (5,722)     (5,376)     (4,890)
       Cash distributions of pooled company (Note 2)__________            -           -      (5,389)
       Proceeds from Employee stock plans__________________           8,743       6,743       3,517
       Other__________________________________                            -          (7)        803
                                                                  ---------   ---------   ---------
          Net cash provided by (used in) financing activities__     254,950     (10,928)    319,094
                                                                  ---------   ---------   ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS________      (121,033)   (142,418)    168,665
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD___________        295,571     437,989     269,324
                                                                  ---------   ---------   ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD-_____________         $ 174,538   $ 295,571   $ 437,989
                                                                  ---------   ---------   ---------

 CASH PAYMENTS FOR:
      Interest, net of amount capitalized________                 $  26,598   $  43,161   $  39,936
      Income taxes___________________________                        80,461      45,292      27,728

 SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation The consolidated financial statements include the accounts of Southwest Airlines Co. (Southwest) and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified for comparison purposes.

Cash and cash equivalents    Cash equivalents consist of investment grade
commercial paper issued by major financial institutions that are highly liquid and have original maturity dates of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

Inventories Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are charged to expense when issued for use.

Property and equipment Depreciation is provided by the straight-line method to residual values over periods ranging from 15 to 20 years for flight equipment (see Note 3) and 3 to 30 years for ground property and equipment. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the lessee's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

Aircraft and engine maintenance The cost of engine overhauls and routine maintenance costs for aircraft and engine maintenance are charged to maintenance expense as incurred. Scheduled airframe overhaul costs are capitalized at amounts not to exceed the fair market value of the related aircraft and amortized over the estimated periods benefited, presently 8 years.
Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Revenue recognition    Passenger revenue is recognized when the transportation
is provided. Tickets sold but not yet used are included in "Air traffic liability."

Frequent flyer awards The Company accrues the estimated incremental cost of providing free travel awards earned under its Company Club Frequent Flyer program.

Advertising The Company expenses the production costs of advertising as incurred. Advertising expense for the years ended December 31, 1994, 1993, and 1992 was $79,475,000, $55,344,000, and $42,068,000, respectively.

2.  ACQUISITION

On December 31, 1993, Southwest exchanged 3,574,656 newly issued shares of its common stock for all of the outstanding stock of Morris Air Corporation (Morris), a low-fare commercial/charter air carrier based in Salt Lake City. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of Morris for all periods prior to the acquisition.

Prior to 1993, Morris was treated as an S-Corporation for federal and state income tax purposes under applicable provisions of the Internal Revenue Code and various state tax laws. Therefore, no provision for income taxes was made prior to 1993. Morris made regular cash distributions to its shareholders sufficient to meet their tax liabilities. Upon termination of S-Corporation status on December 31, 1992, the undistributed S-Corporation retained earnings were reclassified to capital in excess of par value. Additionally, Morris established $3,032,000 of deferred income taxes for the cumulative differences in the timing of reporting certain items for financial statement and income tax purposes. These deferred taxes related primarily to depreciation. The establishment of deferred taxes was offset by a reduction of capital in excess of par value.

Merger expenses of $10,803,000 relating to the merger of Southwest and Morris have been included in 1993 operating expenses as required for financial reporting purposes; however, these expenses have been separately reported as "merger expenses" to reflect the impact of the nonrecurring expenses on operating results. Included in these one-time costs resulting from the merger were $1,900,000 of various professional fees; $4,703,000 for disposal of duplicate or incompatible property and equipment; and $4,200,000 for Employee relocation and severance costs related to elimination of duplicate or incompatible operations. During 1994, the integration of Morris into Southwest was substantially completed, including the disposal of incompatible property and equipment and settlement of Employee relocation and severance costs.

3. ACCOUNTING CHANGES

Income Taxes Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). As a result of adopting SFAS 109, the Company recorded deferred tax assets of $6,977,000 and reduced deferred tax liabilities by $9,048,000 at January 1, 1993, which resulted in an increase to the Company's 1993 net income of $16,025,000 ($.11 per share) for the cumulative effect of the accounting change.

Postretirement Benefits    Effective January 1, 1993, the Company adopted
Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). The cumulative effect of this change in accounting method at January 1, 1993 reduced 1993 net income by $766,000 (net of benefit from income taxes of $469,000) or $.01 per share. The effect of adopting SFAS 106 on 1993 income before cumulative effect of accounting changes was not material.

Scheduled Airframe Overhauls Prior to January 1, 1992, the Company expensed scheduled airframe overhaul costs as incurred. This practice was adopted at a time when costs were relatively constant from year to year and consistent with the growth of the fleet.

Given the significant growth of the Company's fleet and the Company's 1991 modification of its airframe overhaul maintenance program with the Federal Aviation Administration (FAA), Southwest changed its method of accounting for scheduled airframe overhauls costs from the direct expense method to that of capitalizing and amortizing the costs over the periods benefited. The Company believes this method is preferable because it results in charges to expense that are consistent with the growth in the fleet; improves financial reporting; and better matches revenues and expenses.

For the year ended December 31, 1992, the Company recognized approximately $6,900,000 in amortization of airframe overhaul expense. Had the direct expense method been used to provide for scheduled airframe overhaul costs during the year ended December 31, 1992, income before cumulative effect of accounting change would have been reduced by approximately $9,800,000 (net of provision for income taxes and profitsharing of approximately $8,800,000), or approximately $.07 per share.

This change in accounting principle had the effect of a one-time adjustment increasing net income for the year ended December 31, 1992 by approximately $12,538,000 (net of provision for income taxes and profitsharing of approximately $11,500,000).

Change in Accounting Estimate    Effective January 1, 1992, the Company revised
the estimated useful lives of its 737-200 aircraft from 15 years to 15-19 years. This change was the result of the Company's assessment of the remaining useful lives of its 737-200 aircraft following the recent promulgation of rules by the FAA for the phase out of Stage 2 aircraft by December 31, 1999. The effect of this change was to reduce depreciation expense approximately $3,680,000, or $.03 per share, for the year ended December 31, 1992.

4. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Twenty-five 737-300 aircraft are scheduled for delivery in 1995, 18 in 1996, and ten in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the
Company has options to purchase up to eleven 737-300s in 1997 and up to sixty-three 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-400s or 737-500s for the 737-300s to be delivered during 1997 and 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $3,042.7 million, subject to adjustments for inflation, due as follows: $602.6 million in 1995, $489.5 million in 1996, $447.8 million in 1997, $445.4 million in 1998, $452.9 million in 1999, $366.0 million in 2000, and $238.5 million in 2001. In addition, the Company has an agreement in principle to lease two used 737-300 aircraft in 1995.

The Company uses jet fuel fixed price swap arrangements to hedge its exposure to price fluctuations on approximately 5 percent of its annual fuel requirements. As of December 31, 1994, the Company had jet fuel swap agreements with broker-dealers to exchange monthly payments on notional quantities amounting to 2,100,000 gallons per month, over the ensuing three months. Under the swap agreements, the Company pays or receives the difference between the daily average jet fuel price and a fixed price of approximately $.518 per gallon. Gains and losses on such transactions are recorded as adjustments to fuel expense and have been insignificant. Although the agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements, the Company does not anticipate such nonperformance.

5. ACCRUED LIABILITIES
(in thousands)


                                               1994       1993
---------------------------------------------------------------------
Aircraft rentals_____________              $ 67,407   $ 55,459

Profitsharing and savings plans
(Note 10)____________                        53,512     45,691

Aircraft maintenance costs___                37,330     37,853

Vacation pay_________________                31,801     26,781

Taxes, other than income_____                25,001     19,183

Interest_____________________                20,270     21,311

Merger expenses______________                     -      8,527

Other________________________                53,658     50,528
                                 ------------------------------------
                                           $288,979   $265,333
                                 ====================================
6. LONG-TERM DEBT
(in thousands)


                                     1994            1993
---------------------------------------------------------------------
9 1/4% Notes due 1998_______          $100,000         100,000

9.4% Notes due 2001_________           100,000         100,000

8 3/4% Notes due 2003_______           100,000         100,000

7 7/8% Notes due 2007_______           100,000         100,000

Capital leases (Note 7)_____           195,756         204,904

Secured notes payable to
  financial institutions, repaid in
  1994                                       -          53,950

Industrial Revenue Bonds,
  repaid in 1994                             -             375

Other_______________________               435              13
                                 -----------------------------------
                                       596,191         659,242

Less current maturities_____             9,553          16,068

Less debt discount__________             3,567           4,038
                                 -----------------------------------
                                    $  583,071     $   639,136
                                 ===================================

On March 1, 1993, the Company redeemed the $100 million in senior unsecured 9% Notes due March 1, 1996 issued in March 1986. The Notes were redeemed at par plus accrued interest.

On September 9, 1992, Southwest issued $100 million of senior unsecured 7 7/8% Notes due September 1, 2007. Interest is payable semi-annually on March 1 and September 1. The Notes are not redeemable prior to maturity.

During 1991, the Company issued $100 million of senior unsecured 9 1/4% Notes, $100 million of senior unsecured 9.4% Notes, and $100 million of senior unsecured 8 3/4% Notes due February 15, 1998, July 1, 2001, and October 15, 2003, respectively. Interest on the Notes is payable semi-annually. The Notes are not redeemable by the Company prior to maturity.

The fair values, based on quoted market prices, of these Notes at December 31, 1994, were as follows (in thousands):

9 1/4% Notes due 1998_______________                               $102,000

9.4% Notes due 2001_________________                                103,820

8 3/4% Notes due 2003_______________                                100,670

7 7/8% Notes due 2007_______________                                 93,070

In 1992, certain Convertible Subordinated Debentures issued by Southwest Airlines Eurofinance N.V. were redeemed. The principal amount of $35,000,000 was converted into 1,370,902 shares (unadjusted for the 1993 and 1992 stock splits) of Southwest's common stock at the conversion price of $25.53 per share. The conversion was primarily a noncash transaction and, therefore, was excluded from the Statement of Cash Flows.

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of domestic banks that permits Southwest to borrow through December 14, 1996 on a revolving credit basis up to $300 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the agent bank's prime rate, .30% over LIBOR, or .50% over domestic certificate of deposit rates. The commitment fee is 0.1875% per annum. There were no outstanding borrowings under this agreement at December 31, 1994 or 1993.

7. LEASES

Total rental expense for operating leases charged to operations in 1994, 1993, and 1992 was $198,987,000, $167,303,000, and $125,835,000, respectively. The majority of the Company's terminal
operations space, as well as 89 aircraft, were under operating leases. The amounts applicable to capital leases included in property and equipment were (in thousands):

                                  1994                 1993
------------------------------------------------------------------------
Flight equipment_________________          $233,324            $232,853

Less accumulated amortization____            88,656              74,234
                                     -----------------------------------
                                           $144,668            $158,619
                                     ===================================

Future minimum lease payments under capital leases and noncancelable operating leases, with initial or remaining terms in excess of one year, at December 31, 1994, were (in thousands):

                                        Capital            Operating
                                        leases               leases
------------------------------------------------------------------------
      1995_____________________    $       26,282    $          176,439

      1996_____________________            28,897               178,253

      1997_____________________            26,843               168,132

      1998_____________________            32,903               148,017

      1999_____________________            20,999               137,845

After 1999_____________________           191,096             1,559,478
                                     -----------------------------------
Total minimum lease payments              327,020    $        2,368,164
                                                  ======================
Less amount representing
   interest____________________           131,264
                                     ------------

Present value of minimum
   lease payments______________           195,756

Less current portion___________             9,542
                                     ------------
Long-term portion______________       $   186,214
                                     ============

The aircraft leases can generally be renewed at rates, based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.

8. COMMON STOCK

At December 31, 1994, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (12,009,293 shares) and upon exercise of rights pursuant to the Common Stock Rights Agreement (Agreement), as amended (155,265,088 shares).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right entitles its holder to purchase one share of common stock at an exercise price of $16.67 and is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0111 per Right prior to the time that 20 percent of the common stock has been acquired by a person or group. If the Company is acquired or if certain self-dealing transactions occur, as defined in the Agreement, each Right will entitle its holder to purchase for $16.67 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 1996.

On May 19, 1993, the Company's Board of Directors declared a three-for-two stock split, distributing 46,325,147 shares on July 15, 1993. On May 20, 1992, the Company's Board of Directors declared a two-for-one stock split, distributing 46,180,531 shares on July 15, 1992.

In February 1992, the Company sold 2,500,000 shares (unadjusted for the subsequent 1993 and 1992 stock splits) of its common stock (2,327,892 new shares and 172,108 shares from treasury) in a public offering. Net proceeds from the sale of approximately $86,946,000 were added to the working capital of the Company for general corporate purposes, including the acquisition of aircraft and related equipment.

9. STOCK PLANS

In May 1991, the Company's stockholders approved the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan. Under the Incentive Stock Option Plan, options to purchase a maximum of 9,000,000 shares of Southwest common stock may be granted to key Employees. Under the Non-Qualified Stock Option Plan, options to purchase up to 750,000 shares of Southwest common stock may be granted to key Employees and non-employee directors. Under each plan, the option price per share may not be less than the fair market value of a share on the date the option is granted and the maximum term of an option may not exceed 10 years.

Information regarding the stock option plans is summarized below:

                                       Incentive   Non-Qualified
                                         Plan           Plan
                                      ----------   -------------

Outstanding December 31, 1991____      3,948,957         282,825

Granted__________________________        430,974          97,950

Exercised________________________       (251,817)         (4,350)

Surrendered______________________       (111,210)         (1,800)
                                    ------------------------------

Outstanding December 31, 1992____      4,016,904         374,625

Granted__________________________        724,646          22,512

Exercised________________________      *(198,285)      **(94,810)

Surrendered______________________       (230,978)         (1,050)
                                    ------------------------------

Outstanding December 31, 1993____      4,312,287         301,277
Granted__________________________        794,714          63,918
Exercised________________________      (190,159)         (9,940)
Surrendered______________________      (104,880)               -
                                  --------------   --------------
Outstanding December 31, 1994____      4,811,962         355,255
                                  --------------   --------------
Exercisable______________________
    1994_________________________
                                         572,244         163,936
    1993_________________________
                                         314,322         108,509
    1992_________________________                        142,575
                                         198,474
Available for granting in
    future periods:

    1994_________________________      3,447,694         279,165

    1993_________________________      4,137,528         343,083

    1992_________________________      4,631,196         364,545


Average price of exercised
    options:

    1994_________________________          $8.23           $7.85

    1993_________________________          $7.14           $7.37

    1992_________________________          $6.10          $11.36

        *Includes 108,113 pre-split shares and 36,115 post-split shares, of which 5,476 pre-split shares and 72 post-split shares were issued from treasury.
       **Includes 12,740 pre-split shares and 75,700 post-split shares.


The exercise price of outstanding options ranged from $6.02 to $37.44 in 1994, $6.02 to $19.71 in 1993, and $6.02 to $12.06 in 1992.

In 1991, the Company's stockholders also approved the Employee Stock Purchase Plan that provides for the sale of common stock to Employees of the Company at a price equal to 90% of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 290,054 shares in 1994, 182,459 shares (59,442 pre-split shares and 93,296 post-split shares) in 1993 and 166,436 shares in 1992 at average prices of $24.98, $25.25, and $12.89, respectively.

At December 31, 1994, 1993, and 1992, 1,489,753, 1,504,752, and 1,512,252
options to purchase the Company's common stock were also outstanding related to employment contracts with the Company's president and chief executive officer. Exercise prices range from $1.00 to $11.33 per share. Options for 15,000 shares, 7,500 shares (5,000 pre-split shares, of which 968 shares were issued from treasury), and 22,500 shares were exercised in 1994, 1993, and 1992, respectively.

Effective January 12, 1995, the Company adopted, pursuant to a collective bargaining agreement between the Company and the Southwest Airlines Pilots' Association (SWAPA), the 1995 SWAPA Non-Qualified Stock Option Plan (SWAPA
Plan). Under the terms of the SWAPA Plan, 18,000,000 common shares have been reserved for issuance. An initial grant of approximately 14.5 million shares was made on the effective date at an option price of $20.00 per share. On September 1 of each year of the agreement, commencing September 1, 1996, additional options will be granted to Pilots that became eligible during that year at an option price equal to the fair market value of the common stock of the Company on the date of grant plus 5 percent. Options vest in ten annual increments of 10 percent and must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination. In the event that SWAPA exercises its option to make the collective bargaining agreement amendable on or before September 1, 1999, any unexercised options will be canceled on December 1, 1999.

10. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan (the Plan). Total profitsharing expense charged to operations in 1994, 1993, and 1992 was $52,782,000, $44,959,000, and
$26,363,000, respectively. The Company also elected to contribute $3,605,000 in 1992 as a result of an accounting change (see Note 3).

The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1994, 1993, and 1992 were $19,817,000, $13,986,000, and $11,611,000, respectively.

11. INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS 109 (see Note 3).

Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows (in thousands):

                                               1994      1993
                                             --------  --------
Deferred tax liabilities:

     Accelerated depreciation____________    $343,585  $299,195
     Scheduled airframe overhauls________      23,966    21,512
     Other_______________________________      55,953    45,734
                                             --------  --------
        Total deferred tax liabilities___     423,504   366,441

Deferred tax assets:

     Deferred gains from sale and
        leaseback of aircraft____________      95,602    87,358
     Capital and operating leases________      38,240    33,637
     Alternative minimum tax credit
         carry forward___________________      22,778    32,122
     Other_______________________________      43,856    40,183
                                             --------  --------
        Total deferred tax assets________     200,476   193,300
                                             --------  --------
        Net deferred tax liability_______    $223,028  $173,141
                                             ========  ========

In August 1993, the Revenue Reconciliation Act of 1993 (the "1993 Act") was enacted, which contains numerous provision changes including an increase in the federal corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. As a result, the Company recognized approximately $4.0 million of additional expense related to deferred tax liabilities existing on January 1, 1993.

The provision for income taxes before the cumulative effect of accounting changes is comprised of the following (in thousands):

                                              Liability              Deferred
                                               Method                 Method
                           -----------------------------------------------------
                                        1994            1993            1992
================================================================================
Current:
  Federal_____________                  $ 59,603        $ 46,744        $30,586
   State______________                    10,702           5,409          3,970
                                          ------          ------         ------
    Total current_____                    70,305          52,153         34,556

Deferred:                                 46,470          48,524         18,144
  Federal_____________                     3,417           4,676          3,116
                                          ------          ------         ------
  State_______________                    49,887          53,200         21,260
                                          ------          ------         ------
    Total deferred____                  $120,192        $105,353        $55,816
                                         =======        ========        =======



The components of the provision for deferred income taxes as reported under the previous method of accounting for the year ended December 31, 1992 are as follows (in thousands):

                                                                    1992
================================================================================

 Depreciation_________                                               $27,947
 Deferred gains on
  sale\leasebacks_____                                               (4,275)
Scheduled airframe
   overhauls__________                                                 6,336
Vacation pay__________                                               (1,220)
Alternative minimum
  tax_________________                                              (10,645)
Other, net____________                                                 3,117
                                                                      ------
                                                                     $21,260
                                                                     =======

In January 1994, Southwest received an examination report from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 and 1988. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry during that time period. Southwest intends to vigorously protest the adjustments proposed with which it does not agree. The industry's difference with the IRS involves complex issues of law and fact that are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.

The effective tax rate on income before cumulative effect of accounting changes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                           Liability              Deferred
                                            Method                 Method
                                ------------------------------------------------
                                    1994              1993          1992
================================================================================

Tax at statutory
  U.S. tax rates_____               $104,833          $ 90,873      $53,531
Less amount associated
  with S-Corporation
  earnings of Morris
  (Note 2)___________                      -                 -      (3,607)
                                    --------         ---------     --------
                                     104,833            90,873       49,924

Nondeductible items__                  3,689             1,361        1,131
State income taxes,
  net of federal
  benefit____________                  9,177             6,632        5,124
Effect of increase
   in U.S. statutory
        rates________                      -             3,957            -
 Other, net__________                  2,493             2,530        (363)
                                    --------          --------     --------
Total income tax
provision____________               $120,192          $105,353     $ 55,816
                                     =======          ========      =======

12.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding (147,305,374 in 1994, 147,144,568 in 1993, and 142,945,890 in 1992). Fully
diluted earnings per share have not been presented as the fully dilutive effect of shares issuable upon the exercise of options under the Company's Stock Option Plans or conversion of Convertible Subordinated Debentures is anti-dilutive or is not material.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 3, during 1993, the Company changed its method of accounting for income taxes and postretirement benefits. Also as discussed in
Note 3, during 1992, the Company changed its method of accounting for scheduled airframe overhauls.


                                                               ERNST & YOUNG LLP

Dallas, Texas
January 26, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOUTHWEST AIRLINES CO.

March 20, 1995
                                             By /s/ GARY C. KELLY
                                                -------------------------
                                                    Gary C. Kelly
                                             Vice President-Finance,
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 20, 1995 on behalf of the registrant and in the capacities indicated.

          Signature                                  Capacity
          ---------                                  --------
/s/ HERBERT D. KELLEHER                 Chairman of the Board of Directors,
------------------------------
Herbert D. Kelleher                     President and Chief Executive Officer

/s/ GARY C. KELLY                       Vice President-Finance
------------------------------          (Chief Financial and Accounting Officer)
President-Finance
Gary C. Kelly

/s/ Samuel E. Barshop                   Director
------------------------------
Samuel E. Barshop

/s/ Gene H. Bishop                      Director
------------------------------
Gene H. Bishop

/s/ Webb Crockett                       Director
------------------------------
C. Webb Crockett

/s/ William P. Hobby                    Director
------------------------------
William P. Hobby

/s/ Travis C. Johnson                   Director
------------------------------
Travis C. Johnson

/s/ R.W. King                           Director
------------------------------
R. W. King

/s/ Walter M. Mischer, Sr.              Director
------------------------------
Walter M. Mischer, Sr.

/s/ June M. Morris                      Director
------------------------------
June M. Morris

                               INDEX TO EXHIBITS
                               -----------------

          3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)).

          3.2 Bylaws of Southwest, as amended through February 1994 (incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

          4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit 4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993.

          4.2    Specimen certificate representing Common Stock of Southwest.

          4.3 Indenture dated as of December 1, 1985 between Southwest and MBank Dallas, N.A., Trustee, relating to an unlimited amount of Debt Securities (incorporated by reference to Exhibit 4.1 of Southwest's Current Report on Form 8-K dated February 26, 1986 (File No. 1-7259)) and First Supplemental Indenture dated as of January 21, 1988, substituting MTrust Corp, National Association, as Trustee, thereunder (incorporated by reference to Exhibit 4.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File 1-7259)).

          4.4 Rights Agreement dated July 14, 1986 between Southwest and MBank Dallas, N.A., as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration Statement on Form 8-A dated July 15, 1986 (File No. 1-7259)) and Amendment No. 1 to Rights Agreement, dated as of December 1, 1990 between Southwest and Ameritrust Texas N.A. (incorporated by reference to Exhibit 4.2 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)).

          4.5 Indenture dated as of June 20, 1991 between Southwest Airlines Co. and NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit
                 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

          4.6 Form of 9.4 percent Note due 2001 (incorporated by reference to Exhibit 4.2 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

          4.7 Form of 8-3/4 percent Note due 2003 (incorporated by reference to Exhibit 4.2 to Southwest's Current Report on Form 8-K dated October 4, 1991 (File No. 1-7259)).

          4.9 Form of 9-1/4 percent Note due 1998 (incorporated by reference to Exhibit 4.9 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          4.10 Form of 7-7/8 percent Note due 2007 (incorporated by reference to Exhibit 4.10 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          4.11 Form of Global Security representing all 8 percent Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's current Report on Form 8-K dated March 6, 1995 (File No. 1-
                 7259)).

          10.1 Purchase Agreement No. 1510, dated July 22, 1988 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.1 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.1 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          10.2 General Terms Agreement between CFM International, Inc. and Southwest (with all amendments through March 29, 1990) dated May 28, 1981 (incorporated by reference to Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from November 6, 1989 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendment No. 7 and Letter Agreement No. 11, each dated as of January 19, 1994.

          10.3 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995.

          10.4 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

          The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

          10.5 1985 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (File No. 1-7259)).

          10.6 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

          10.7 1992 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.8 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

          10.9   1991 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

          10.10 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

          10.11 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

          10.12 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.13 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

          10.14  Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option
                 Plan.

          11     Computation of earnings per share.

          22     Subsidiaries of Southwest.

          23     Consent of Ernst & Young LLP, Independent Auditors.

          27     Financial Data Schedule.