Form 10-Q
period 1995-03-31
SOUTHWEST AIRLINES CO
filed 1995-05-11
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 1995     OR

____TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD  FROM
________ TO ________


Commission file No. 1-7259

                               SOUTHWEST       AIRLINES       CO.
(Exact name of registrant as specified in its charter)

           TEXAS                             74-1563240
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

     P.O. Box 36611, Dallas, Texas               75235-1611
(Address of principal executive offices)         (Zip Code)

                           (214) 904-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of Common Stock outstanding as of the close of business on May 9, 1995:

                            143,579,198

                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
                 Item 1. Financial Statements
                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                       March 31, 1995     December 31, 1994
ASSETS
Current assets:
     Cash and cash equivalents               $172,749       $174,538
     Accounts receivable                       96,589         75,692
     Inventories of parts and supplies         36,927         37,565
     Deferred income taxes                      9,822          9,822
     Prepaid expenses and other                21,265         17,281

          Total current assets                337,352        314,898

Property and equipment:
     Flight equipment                       2,753,427      2,564,551
     Ground property and equipment            403,212        384,501
     Deposits on flight equipment
          purchase contracts                  388,805        393,749
                                            3,545,444      3,342,801
Less allowance for depreciation               878,842        837,838
                                            2,666,602      2,504,963
Other assets                                    3,798          3,210

                                           $3,007,752     $2,823,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $137,843       $117,599
     Accrued liabilities                      296,371        288,979
     Air traffic liability                    158,500        106,139
     Income taxes payable                       1,644
     Current maturities of long-term debt      12,841          9,553

          Total current liabilities           607,199        522,270

Long-term debt less current maturities        675,949        583,071
Deferred income taxes                         237,288        232,850
Deferred gains from sale and leaseback
          of aircraft                         211,371        217,677
Other deferred liabilities                     24,305         28,497
Stockholders' equity:
     Common Stock                              143,477       143,256
     Capital in excess of par value            154,067       151,746
     Retained earnings                         954,096       943,704

          Total stockholders' equity         1,251,640     1,238,706

                                            $3,007,752    $2,823,071

See accompanying notes.

                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                                   Three months ended March 31
                                  1995                      1994
Operating revenues:
     Passenger                 $596,828                  $597,002
     Freight                     14,885                    12,799
     Other                        9,286                     9,611

     Total operating revenues   620,999                   619,412

Operating expenses:
     Salaries, wages, and
          benefits              203,572                   177,915
     Fuel and oil                83,176                    74,970
     Maintenance materials
          and repairs            51,673                    49,902
     Agency commissions          29,515                    34,538
     Aircraft rentals            38,415                    30,825
     Landing fees and other
          rentals                40,533                    36,124
     Depreciation                37,347                    32,476
     Other operating expenses   113,359                   106,616

     Total operating expenses   597,590                   543,366

Operating income                 23,409                    76,046

Other expenses (income):
     Interest expenses           13,686                    13,979
     Capitalization interest     (8,485)                   (5,509)
     Interest income             (1,892)                   (2,114)
     Nonoperating losses, net        66                       152

     Total other expenses         3,375                     6,508

Income before income taxes       20,034                    69,538
Provision for income taxes        8,208                    27,691

Net income                      $11,826                   $41,847

Weighted average common
     and common equivalent
     shares outstanding         146,532                 147,600

Net income per common and
     common equivalent share       $.08                    $.28


See accompanying notes.

                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                   Three months ended March 31

                                    1995                    1994
Net cash provided by operating
     activities                     $104,411             $122,594

Cash flows from investing
     activities:
 Net purchases of property and
     equipment                      (201,274)            (121,265)

Cash flows from financing
     activities:
 Issuance of long-term debt           98,811
 Payment of long-term debt and
     capital lease obligations        (3,412)             (57,867)
 Payment of cash dividends            (2,867)              (1,428)
 Proceeds from Employee stock
          plans                        2,542                2,644

Net cash provided by financing
     activities                       95,074              (56,651)

Net (decrease) in cash and
     cash equivalents                 (1,789)             (55,322)
Cash and cash equivalents at
     beginning of period             174,538              295,571

Cash and cash equivalents at end
     of period                      $172,749             $240,249

Cash payments for:
     Interest, net of amount
          capitalized                $13,213              $16,734
     Income taxes                     $1,831               $9,196


See accompanying notes.

                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 1995 and 1994 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1994.

      2.   Dividends - During the three-month periods ended March
31, 1995 and 1994, $.01 per share in dividends were declared on the 143,411,223 and 142,856,850 shares of common stock then outstanding, respectively.

      3. Long-term Debt - During March 1995, the Company issued $100 million of 8% senior unsecured notes due March 2005. Interest on the Notes is payable semi-annually on March 1 and September 1, commencing September 1, 1995. The Notes may not be redeemed prior to maturity.

      4. Leases - Subsequent to the end of first quarter 1995, the Company completed a transaction for the sale and leaseback of six new Boeing 737 aircraft. The lease terms, which require periodic lease payments through 2019, increased the Company's commitments for operating leases by $371 million.

      5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Material Changes in Results of Operations

      Consolidated net income for the first quarter  ended  March
31, 1995 was $11.8 million ($.08 per share),compared to first quarter 1994 net income of $41.8 million (.28 per share).

      First quarter 1995 operating revenues were $621.0 million, compared to $619.4 million for first quarter 1994. Revenue passenger miles (RPMs) increased 3.3 percent in first quarter 1995, compared to a 13.0 percent increase in available seat miles
(ASMs), resulting in a load factor of 61.1 percent versus the first quarter 1994 load factor of 66.9 percent. The passenger revenue yield per RPM decreased 3.2 percent to $.1146 from $.1184 in first quarter 1994. The decline in load factor and yield was principally caused by aggressive industry fare sales; increased shorthaul, low-fare competition; reservation system capacity constraints; and our own aggressive expansion. The Company expects second quarter 1995 load factors and RPM yields to continue to lag 1994 levels; however, the year over year comparisons should improve as a result of the following recent developments:

      1. Significant enhancements to our reservation system were completed during first quarter 1995 and it is now operating exceptionally well.

      2. Our  yields  per  RPM have improved significantly  since
          fourth   quarter   1994,  supported  by   modest   fare
          increases.

      3. In the aggregate, our new markets are developing very well with extremely high load factors and steadily improving yields per RPM.

      4. The  expansion of shorthaul, low-fare competition in our markets  has  stabilized, and, in some  cases  receded.
          Continental   Airlines  recently  announced   it   will
          discontinue its Continental Lite product.

Freight revenues increased 16.3 percent in the first quarter of 1995 as compared to the same period in 1994, due to an increase in air freight and United States mail services. Other revenues decreased 3.4 percent in the first quarter 1995, primarily due to higher charter activity at Morris in first quarter 1994.


Operating  expenses per ASM for first quarter 1995 decreased  2.8 percent to $.0701, compared to $.0721 for first quarter 1994, primarily due to lower agency commissions and profitsharing expenses.

                     Southwest Airlines Co.
                   Operating Expenses per ASM
                (in cents except percent change)

                                    Three months ended
                                         March 31,

                                                          Increase  Percent
                                         1995    1994     (Decrease) Change
Salaries, wages, and benefits             2.27    2.14      .13      6.1
Profitsharing and Employee savings plans   .12     .22     (.10)   (45.5)
Fuel and oil                               .98     .99     (.01)    (1.0)
Maintenance materials and repairs          .61     .66     (.05)    (7.6)
Agency commissions                         .34     .46     (.12)   (26.1)
Aircraft rentals                           .45     .41      .04      9.8
Landing fees and other rentals             .47     .48     (.01)    (2.1)
Depreciation                               .44     .43      .01      2.3
Other operating expenses                  1.33    1.42     (.09)    (6.3)
Total                                     7.01    7.21     (.20)    (2.8)


      Salaries, wages, and benefits per ASM increased 6.1 percent in first quarter 1995. This increase resulted primarily from increased headcount necessary to transition Morris operational functions, which in some instances were performed by outside vendors, to Southwest.

     Fleet service employees are subject to an agreement with the Ramp, Operations and Provisioning Association, which became amendable in December 1994 and is currently in negotiation.

      Profitsharing and Employee savings plan expenses per ASM decreased 45.5 percent from first quarter 1994 to first quarter
1995, primarily due to lower earnings available for profitsharing in 1995.

     Fuel and oil expenses per ASM decreased 1.0 percent in first quarter 1995 due to a 1.5 percent decrease in the average jet fuel cost per gallon from the same period in 1994. The average price paid for jet fuel in first quarter 1995 was $.5309 per gallon, as compared to $.5391 per gallon in first quarter 1994. Since the end of first quarter 1995, fuel prices have averaged approximately $.5250 per gallon.

      Maintenance materials and repairs per ASM decreased 7.6 percent for the three months ended March 31, 1995 as compared to the corresponding period of the prior year. The decrease was primarily due to higher maintenance costs incurred in first quarter 1994 as a result of the Morris acquisition.

      Agency commissions per ASM decreased 26.1 percent for the first quarter of 1995 as compared to the first quarter of 1994, primarily due to lower revenue per ASM and a lower mix of travel agency sales. The lower travel agency sales mix resulted from 1994 and first quarter 1995 enhancements to Southwest's ticket delivery systems for direct Customers, as described below.

      In response to actions taken by our competitor-owned reservations systems, we reduced our operating costs and enhanced our ticket delivery systems by developing our own Southwest Airlines Air Travel ("SWAT") system, allowing high-volume travel agents direct access to reservations; introduced overnight ticket delivery for travel agents; reduced to three the number of advance days reservations required for overnight delivery of tickets to customers (Ticket By Mail); developed our own Ticketless system, which was rolled out system-wide on January 31, 1995; and effective March 30, 1995, subscribed to a new level of service with SABRE that allows SABRE travel agencies to electronically access our reservation system. We also continue to actively pursue other cost-effective solutions for automating non-SABRE travel agency bookings.

     Aircraft rentals per ASM increased 9.8 percent for the first quarter of 1995 as compared to the first quarter of 1994. During both first quarter 1995 and 1994, approximately 43 percent of the Company's fleet was subject to operating leases. However, 63 percent of the 1995 leased aircraft are 737-300s, compared to 58 percent in 1994. The newer 737-300 aircraft have higher per aircraft lease rates than older 737-200s.

      Other operating expenses per ASM decreased 6.3 percent for the three months ended March 31, 1995 as compared to the same period ended March 31, 1994. These decreases were primarily due to operating efficiencies resulting from the transition of Morris operational functions to Southwest, commencing first quarter 1994, offset by higher advertising and promotional costs associated with the roll out of ticketless travel and the addition of one new city, Omaha, Nebraska, in first quarter 1995.

       Other  expenses  (income)  decreased  $3.1  million  (48.1 percent) from first quarter 1994 to first quarter 1995, due to  a
54.0   percent   increase  in  capitalized   interest   primarily
associated with aircraft progress payments.

Material Changes in Financial Condition

     Net cash provided by operating activities was $104.4 million for the three months ended March 31, 1995. During March 1995, the Company generated additional funds of $98.8 million from the issuance of $100 million of 8 percent senior unsecured debt due March 2005. During the 12 months ended March 31, 1995, cash of $394.5 million was provided from operations. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      During the 12 months ended March 31, 1995, net capital expenditures were $868.7 million, which primarily related to the purchase of 22 737-300 aircraft, including 20 new, one used, and one previously leased aircraft, and progress payments for future aircraft deliveries.

      As of March 31, 1995, the Company had 3,750,000 shares available from a 1990 authorization by its Board of Directors to purchase shares of its common stock from time-to-time on the open market. No shares have been purchased since 1990.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. Twenty 737-300s are scheduled for delivery in the remainder of 1995, 18 in 1996, and ten in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the
Company has options to purchase up to eleven 737-300s in 1997 and up to sixty-three 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-400s or 737-500s for the 737-300s to be delivered during 1997 and 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,912.6 million at March 31, 1995 due as follows: $472.5 million in 1995; $489.5 million in 1996; $447.8 million in 1997; $445.4 million in 1998; $452.9 million in 1999; $366.0 million in 2000; and $238.5 million in 2001.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 1995 of $172.7 million, $191.7 million form the April 1995 sale/leaseback of six new 737-300 aircraft, internally generated funds, and a $300 million unused revolving credit line with a group of banks. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has received examination reports from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 through 1991. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry, during that time period. Southwest intends to vigorously protest the adjustments made with which it does not agree. The industry's difference with the IRS involves complex issues of law and fact which are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.


Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (11) Computation of Earnings Per Share

               (27) Financial Data Schedule

          b)   Reports on Form 8-K

                          The following reports on Form  8-K
               were filed during the quarter:
               (i) Form 8-K dated February 27, 1995, filed for the purpose of filing the following exhibits:

                      12    Calculation of Ratio of  Earnings  to
                      Fixed Charges
                      23   Consent of Independent Auditors
                      99.1 Consolidated Financial Statements
                      99.2 Report of Independent Auditors
                      99.3  Management's Discussion and  Analysis
                      of  Results  of  Operations and   Financial
                      Condition
                      99.4 Financial Data Schedule


               (ii) Form 8-K dated March 3, 1995, filed for the purpose of filing the following exhibits:

                      1.1   Terms  Agreement dated  February  28,
                      1995   between  the  Company  and   Solomon
                      Brothers   Inc,   Lehman   Brothers,    and
                      Merrill  Lynch, Pierce, Fenner  &     Smith
                      Incorporated
                      4.1   Form  of Global Security representing
                      8% Notes due 2005

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.

May 10, 1995                      /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS

Exhibit
Number                      Exhibit

(11)      Computation of Earnings Per Share

(27)      Financial Data Schedule
