Form 10-Q
period 1995-06-30
SOUTHWEST AIRLINES CO
filed 1995-08-11
CIK 92380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 1995     OR

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

     Number of shares of Common Stock outstanding as of the close of business on August 9, 1995:

                            143,787,798

                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                       June 30, 1995     December 31, 1994
ASSETS
Current assets:
  Cash and cash equivalents                  $400,898        $174,538
  Accounts receivable                          93,426          75,692
  Inventories of parts and supplies            39,760          37,565
  Prepaid expenses and other                   33,036          27,103

     Total current assets                     567,120         314,898

Property and equipment:
 Flight equipment                           2,717,301       2,564,551
 Ground property and equipment                418,181         384,501
 Deposits on flight equipment
     purchase contracts                       408,214         393,749
                                            3,543,696       3,342,801
Less allowance for depreciatin                921,368         837,838
                                            2,622,328       2,504,963
Other assets                                    3,060           3,210

                                           $3,192,508      $2,823,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $141,772        $117,599
 Accrued liabilities                          337,309         288,979
 Air traffic liability                        177,474         106,139
 Income taxes payable                          19,281
 Current maturities of long-term debt          13,396           9,553

      Total current liabilities               689,232         522,270

Long-term debt less current maturities        673,980         583,071
Deferred income taxes                         254,725         232,850
Deferred gains from sale and leaseback
          of aircraft                         238,626         217,677
Other deferred liabilities                     23,247          28,497
Stockholders' equity:
 Common stock                                 143,684         143,256
 Capital in excess of par value               156,630         151,746
 Retained earnings                          1,012,384         943,704

     Total stockholders' equity             1,312,698       1,238,706
                                            3,192,508       2,823,071
see accompanying notes

                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                      Three months ended    Six months ended
                             June 30,             June 30,
                        1995         1994       1995         1994
Operating revenues:
  Passenger                $710,275    $637,979   $1,307,103   $1,234,981
  Freight                    16,120      13,220       31,005       26,019
  Other                      11,810       9,857       21,096       19,468
  Total operating
     revenues              $738,205     661,056    1,359,204    1,280,468

Operating expenses:
Salaries, wages, and
     benefits               217,258     189,923      420,830      367,838
  Fuel and oil               88,880      73,517      172,056      148,487
  Maintenance materials
     and repairs             52,580      43,741      104,253       93,643
  Agency commissions         31,230      35,085       60,745       69,623
  Aircraft rentals           42,065      31,202       80,480       62,027
  Landing fees and other
     rentals                 39,443      36,864       79,976       72,988
  Depreciation               38,209      33,814       75,556       66,290
  Other operating expenses  125,115     115,076      238,474      221,692
  Total operating expenses  634,780     559,222    1,232,370    1,102,588

Operating income            103,425     101,834      126,834      177,880

Other expenses (income):
  Interest expense           15,087      13,153       28,773       27,132
  Capitalization interest    (8,415)     (6,307)     (16,900)     (11,816)
  Interest income            (5,518)     (2,031)      (7,410)      (4,145)
  Nonoperating losses
     (gains), net             1,470        (137)       1,536           15
  Total other expense         2,624       4,678        5,999       11,186

Income before income taxes  100,801      97,156      120,835      166,694
Provision for income taxes   41,077      38,634       49,285       66,325

Net income                  $59,724     $58,522      $71,550     $100,369

Weighted average common
     and common equivalent
     shares outstanding     147,348     147,374      146,940      147,487
Net income per common and
     common equivalent share   $.41        $.40         $.49         $.68

See accompanying notes.

                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                              Three months ended       Six months ended
                                  June 30,                 June 30,
                             1995        1994        1995        1994
Net cash provided by
   operating activities       $193,792     $129,560    $298,203     $252,154

Investing activities:
 Net purchases of
     property and equipment   (157,012)    (252,196)   (358,286)    (373,461)

Financing activities:
 Issuance of long-term debt        -             -       98,811         -
 Payment of long-term debt
     and capital lease
     obligations                (1,615)      (1,637)     (5,027)     (59,504)
 Payment of cash
     dividends                  (1,436)      (1,430)     (4,303)      (2,858)
 Proceeds from aircraft sale
     and leaseback
     transactions             $191,650         -       $191,650        -
 Proceeds from Employee
     stock plans                 2,770        2,021       5,312        4,665

Net cash provided by
     (used in) financing
      activities               191,369       (1,046)    286,443      (57,697)

Net increase (decrease) in
 cash and cash equivalents     228,149     (123,682)    226,360     (179,004)
Cash and cash equivalents at
     beginning of period       172,749      240,249     174,538      295,571

Cash and cash equivalents at
     end of period            $400,898     $116,567    $400,898     $116,567

Cash payments for:
  Interest, net of amount
          capitalized             -             -       $11,111      $16,607

  Income taxes                  $5,996      $28,314      $7,827      $37,510

See accompanying notes.

                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements

      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 1995 and 1994 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1994.

      2. Dividends - During the three month periods ended June 30, 1995, March 31,1995, June 30, 1994, and March 31, 1994,
dividends of $.01 were declared on the 143,648,993, 143,411,223, 143,042,383 and 142,856,850 shares of common stock then outstanding, respectively.

      3. Long-term debt - During March 1995, the Company issued $100 million of 8% senior unsecured notes due March 2005. Interest on the Notes is payable semi-annually on March 1 and September 1, commencing September 1, 1995. The Notes may not be redeemed prior to maturity.

      4. Leases - During and subsequent to the end of second quarter 1995, the Company completed transactions for the sale and leaseback of six and two new Boeing 737 aircraft, respectively. The lease terms, which require periodic lease payments through 2019, increased the Company's commitments for operating leases by $485 million.

      5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.

Item 2.   Management's Discussion and Analysis of  Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six month periods ended June 30, 1995 and 1994 are as follows:

                         Three months ended          Six months ended
                              June 30,                   June 30,
                          1995          1994         1995         1994
Revenue passengers
     carried               11,513,556    10,773,624    21,617,113   20,693,465
Revenue passenger miles
     (RPMs) (000s)          5,992,044     5,454,546    11,198,329   10,496,351
Available seat miles
     (ASMs) (000s)          8,923,859     7,793,554    17,447,197   15,334,297
Load factor                      67.1%         70.0%         64.2%        68.5%
Average length of
     passenger haul               520           506           518          507
Trips flown                   170,010       151,858       333,795      299,466
Average passenger fare         $61.69        $59.22        $60.47       $59.68
Passenger revenue yield
     per RPM                   $.1185        $.1170        $.1167       $.1177
Operating revenue yield
     per ASM                   $.0827        $.0848        $.0779       $.0835
Operating expenses
     per ASM                   $.0711        $.0718        $.0706       $.0719
Average fuel cost
    per gallon                 $.5437        $.5119        $.5374       $.5253
Number of employees at
     period-end                18,985        15,796        18,985       15,796
Size of fleet at
    period-end                    210           189           210          189

Material Changes in Results of Operations

      Consolidated net income for the three months ended June 30, 1995 was $59.7 million ($.41 per share) compared with $58.5 million ($.40 per share) earned in second quarter 1994.

      Consolidated operating revenues increased 11.7 percent for the second quarter of 1995 and 6.1 percent for the six months ended June 30, 1995, as compared to the corresponding periods of the prior year, primarily as a result of an 11.3 percent and 5.8 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from a 9.9 percent and 6.7 percent increase in revenue passenger miles
(RPMs) for the three and six month periods ended June 30, 1995, respectively.

      Available seat miles (ASMs) increased 14.5 percent and 13.8 percent in second quarter 1995 and the six month period ended June 30, 1995, respectively, resulting in load factors of 67.1 percent and 64.2 percent for these same periods. The passenger revenue yield per RPM increased 1.3 percent to $.1185 for the three months ended June 30, 1995 and decreased .8 percent to $.1167 for the six months ended June 30, 1995.

      The second quarter 1995 load factor and revenue yield per RPM were considerably stronger than first quarter 1995 results of
61.1 percent and $.1146, respectively. This improved performance is primarily due to the resolution of fourth quarter 1994 and first quarter 1995 reservation system capacity issues, increased fares, enhanced revenue management, and continued development of our new markets. While revenue yield rebounded in second quarter 1995, and positive comparisons are expected for third quarter 1995, load factor continues to lag behind last year. However, year over year load factor comparisons should continue to improve in the third quarter, based on current traffic trends and aggressive adjustments made to our schedule in late second quarter 1995 to
eliminate  certain unproductive weekend flights.   Non-fuel  unit
cost comparisons will be negatively impacted by these schedule changes and will, most likely, be higher than year-ago unit costs by as much as two percent, due to lower aircraft utilization.

      Consolidated freight revenues increased 21.9 percent in the second quarter of 1995 and 19.2 percent for the six months ended June 30, 1995 as compared to the same periods of the prior year, primarily due to increased capacity. Other revenues increased
19.8 percent in the second quarter 1995 and 8.4 percent for the six months ended June 30, 1995, primarily due to increased charter and inflight service revenues.

      Operating expenses per ASM decreased 1.0 percent for the three months and 1.8 percent for the six months ended June 30, 1995 as follows:

                    Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                           Three months ended
                                June 30,

                                                 Increase    Percent
                                 1995     1994   (decrease)  change
Salaries, wages, and benefits     2.15      2.15      -         -
Profitsharing and Employee
    savings plans                  .28       .29    <.01>    <3.4>
Fuel and oil                      1.00       .94     .06      6.4
Maintenance materials
   and repairs                     .59       .56     .03      5.4
Agency commissions                 .35       .45    <.10>   <22.2>
Aircraft rentals                   .47       .40     .07     17.5
Landing  fees  and other rentals   .44       .47    <.03>    <6.4>
Depreciation                       .43       .43      -        -
Other   operating   expenses      1.40      1.49    <.09>    <6.0>
       Total                      7.11      7.18    <.07>    <1.0>


                           Six months ended
                              June 30,
                                                   Increase    Percent
                                   1995     1994   (decrease)  change
Salaries, wages and benefits       2.21     2.14     .07        3.3
Profitsharing and Employee
 savings plans                      .20      .26    <.06>     <23.1>
Fuel and oil                        .99      .97     .02        2.1
Maintenance materials
  and repairs                       .60      .61    <.01>      <1.6>
Agency commissions                  .35      .45    <.10>     <22.2>
Aircraft rentals                    .46      .40     .06       15.0
Landing fees and other rentals      .46      .48    <.02>      <4.2>
Depreciation                        .43      .43     -
Other operating expenses           1.36     1.45    <.09>      <6.2>
     Total                         7.06     7.19    <.13>      <1.8>

      Salaries, wages, and benefits per ASM were flat for the three months ended June 30, 1995 and increased 3.3 percent for the six months ended June 30, 1995 compared to prior year periods. These year over year comparisons are negatively impacted primarily by first half 1994 increases in headcount necessary to transition Morris Air operational functions, which in some instances were performed by outside vendors, to Southwest.

      Fleet service employees are subject to an agreement with the Ramp, Operations and Provisioning Association, which became amendable in December 1994 and is currently in negotiation.

      Profitsharing and Employee savings plans expense per ASM decreased 3.4 percent and 23.1 percent for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year primarily due to lower operating income per ASM.

      Fuel and oil expense per ASM increased 6.4 percent and
2.1 percent in second quarter 1995 and the six month period then ended due to higher jet fuel prices. The average price paid for fuel in the three month and six month periods ended June 30, 1995 increased 6.2 percent and 2.3 percent, respectively, over the corresponding periods in 1994. Since the end of second quarter 1995, fuel prices have averaged approximately $.53 per gallon.

      Maintenance  materials and repairs per  ASM  increased  5.4 percent in second quarter 1995 as compared to the respective period of 1994 primarily as a result of performing more engine overhauls during second quarter 1995.

      Agency commissions per ASM decreased by 22.2 percent for the three month and six month periods ended June 30, 1995, as compared to the corresponding periods of 1994. As a result of 1994 and first quarter 1995 enhancements to Southwest's ticket delivery systems for direct Customers, as described below, the travel agency sales mix decreased from approximately 55 percent of total passenger sales in second quarter 1994 to 45 percent in second quarter 1995. The Company expects to maintain this travel agency sales mix in third quarter 1995.

      In response to actions taken by our competitor-owned reservations systems, we reduced our operating costs and enhanced our ticket delivery systems by developing our own Southwest Airlines Air Travel ("SWAT") system, allowing high-volume travel agents direct access to reservations; introduced overnight ticket delivery for travel agents; reduced to three the number of advanced days reservations required for overnight delivery of tickets to customers (Ticket By Mail); developed our own Ticketless system, which was rolled out system-wide on January 31, 1995; and effective March 30, 1995, subscribed to a new level of service with SABRE that allows SABRE travel agencies to electronically pursue other cost-effective solutions for automating non-SABRE travel agency bookings.

      Aircraft rentals per ASM increased 17.5 percent and 15.0 percent for the three month and six month periods ended June 30, 1995, compared to the corresponding periods of 1994. The increase was primarily due to the sale/leaseback financing of six aircraft with long-term operating leases during April 1995 and a higher percentage of the fleet being leased aircraft.

      Other operating expenses per ASM decreased 6.0 percent  and
6.2 percent for the three and six month periods ended June 30, 1995, respectively. These decreases were primarily due to operating efficiencies resulting from the transition of Morris operational functions to Southwest, commencing first quarter 1994.

     Other expenses (income) for the three months and six months ended June 30, 1995 included interest expense, interest income, and nonoperating gains and losses. Interest expense increased in the first half of 1995 as compared to the first half of 1994 due to the March 1995 issuance of $100 million of 8 percent senior unsecured Notes due March 2005. Capitalized interest increased for the three month and six month periods ended June 30, 1995 as a result of increased aircraft progress payments as compared to the same periods of the prior year. Interest income increased for the three and six months ended June 30, 1995 due to higher invested cash balances and higher short-term interest rates.

Material Changes in Financial Condition

     Net cash provided by operating activities was $193.8 million for the three months ended June 30, 1995. During April 1995, the Company generated $191.7 million from the sale/leaseback of six Boeing 737 aircraft. During the twelve months ended June 30, 1995, cash of $458.7 million was provided from operations. This cash was primarily used to finance aircraft-related expenditures and provide working capital.

     For the twelve months ended June 30, 1995, net capital expenditures were $773.5 million, which were primarily used for the purchase of 17 new and one used 737-300 aircraft, which had been previously leased by Morris, and progress payments for future aircraft deliveries.

     As of June 30, 1995, the Company had authority by its Board of Directors to purchase 3,750,000 shares of its common stock from time to time on the open market. No shares have been purchased pursuant to this authority since 1990.

     The Company's contractual commitments at June 30, 1995 consist primarily of scheduled aircraft acquisitions. Sixteen 737-300s are scheduled for delivery in the remainder of 1995, 18 in 1996, and 10 in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the
Company has options to purchase up to eleven 737-300s in 1997 and up to sixty-three 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-400s or 737-500s for the 737-300s to be delivered during 1997 and 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. In July 1995, the Company exercised an option to purchase three 737-300s to be delivered
in   1997.   Aggregate  funding  needed  for  these  commitments,
including the three 1997 option aircraft, is approximately $2,886.7 million at June 30, 1995 due as follows: $371.1 million in  1995; $506.3 million in 1996; $506.5 million in 1997;  $445.4 million in 1998; $452.9 million in 1999; $366.0 million in 2000; and $238.5 million in 2001.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 1995 of $400.9 million, $64 million from the July 1995 sale/leaseback of two new 737-300 aircraft, and a $460 million revolving credit line with a group of banks. In addition, the Company will also consider various external financing options to maximize earnings and cash flows and maintain a strong capital structure.


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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held
          on May 18, 1995.  At the meeting 74,641,807  shares  of
          stock were  voted  against  a  shareholders   proposal
          requesting that the Board of Directors commit Southwest to the goal of creating a "high-performance workplace", 13,539,321 shares were voted for the proposal, 6,227,637 abstained, and there were 28,817,321 broker non-votes.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (11)  Computation of Earnings Per Share

               (27)  Financial Data Schedule

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during
                         the quarter.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.

August 9, 1995                     /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)