Form 10-Q
period 1995-09-30
SOUTHWEST AIRLINES CO
filed 1995-11-14
CIK 92380

	       SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549

			   FORM 10-Q

(Mark One)
  X  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 1995     OR

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

     Number of shares of Common Stock outstanding as of the close of business on November 10, 1995:

                			    143,931,917

             		     SOUTHWEST AIRLINES CO.
			                   FORM 10-Q
	        	 Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
	        	       Southwest Airlines Co.
	         CONDENSED CONSOLIDATED BALANCE SHEET
			               (in thousands)
			                 (unaudited)

                                   					   September 30,      December 31,
					                                          1995              1994
ASSETS
Current assets:
  Cash and cash equivalents                  $365,757           $174,538
  Accounts receivable                         120,257             75,692
  Inventories of parts and supplies            38,157             37,565
  Prepaid expenses and other                   39,761             27,103

     Total current assets                     563,932            314,898

Property and equipment:
 Flight equipment                           2,869,100          2,564,551
 Ground property and equipment                426,591            384,501
 Deposits on flight equipment
     purchase contracts                       343,374            393,749
                                   					    3,639,065          3,342,801
  Less allowance for depreciation             958,284            837,838
					                                       2,680,781          2,504,963
Other assets                                    3,555              3,210

                                   					   $3,248,268         $2,823,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $148,062           $117,599
 Accrued liabilities                          299,976            288,979
 Air traffic liability                        181,805            106,139
 Income taxes payable                           3,211               -
 Current maturities of long-term debt          13,711              9,553

     Total current liabilities                646,765            522,270

Long-term debt less current maturities        671,066            583,071
Deferred income taxes                         273,717            232,850
Deferred gains from sale and leaseback
  of aircraft                                 252,029            217,677
Other deferred liabilities                     22,553             28,497
Stockholders' equity:
 Common stock                                 143,865            143,256
 Capital in excess of par value               159,612            151,746
 Retained earnings                          1,078,661            943,704

     Total stockholders' equity             1,382,138          1,238,706
                                   					   $3,248,268         $2,823,071

See accompanying notes.

		     Southwest Airlines Co.
	   CONDENSED CONSOLIDATED STATEMENT OF INCOME
	     (in thousands except per share amounts)
			   (unaudited)

			                           Three months ended       Nine months ended
			                             September 30,               September 30,
			                            1995      1994           1995           1994
Operating revenues:
  Passenger                $735,275    $661,623     $2,042,378       $1,896,604
  Freight                    16,160      13,052         47,165           39,071
  Other                      13,540      10,614         34,636           30,082
     Total operating
	revenues                  $764,975     685,289      2,124,179        1,965,757

Operating expenses:
  Salaries, wages, and
     benefits               223,585     195,799        644,415          563,637
  Fuel and oil               92,034      82,652        264,090          231,139
  Maintenance materials
     and repairs             55,729      48,296        159,982          141,939
  Agency commissions         31,623      33,675         92,368          103,298
  Aircraft rentals           44,229      32,961        124,709           94,988
  Landing fees and other
     rentals                 41,803      37,619        121,779          110,607
  Depreciation               38,826      36,298        114,382          102,588
  Other operating expenses  123,048     116,279        361,522          337,971
     Total operating
       expenses             650,877     583,579      1,883,247        1,686,167

Operating income            114,098     101,710        240,932          279,590

Other expenses (income):
  Interest expense           15,038      13,102         43,811           40,234
  Capitalized interest       (8,255)     (6,582)       (25,155)         (18,398)
  Interest income            (6,849)     (1,792)       (14,259)          (5,937)
  Nonoperating losses
     (gains), net               (51)       (146)         1,485             (131)
     Total other expenses      (117)       4,582         5,882           15,768

Income before income taxes   114,215      97,128       235,050          263,822
Provision for income taxes    46,498      38,509        95,783          104,834

Net income                   $67,717     $58,619      $139,267         $158,988

Weighted average common
   and common equivalent
   shares outstanding        151,647     147,320       148,509          147,432
Net income per common and
   common equivalent share      $.45        $.40          $.94            $1.08

See accompanying notes.

		     Southwest Airlines Co.
	 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
			 (in thousands)
			   (unaudited)

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                              				1995       1994           1995     1994
Net cash provided by
 operating activities         $49,720      $82,097     $347,923     $334,251
Investing activities:
 Net purchases of property
     and equipment           (213,855)    (240,485)     (572,141)   (613,946)

Financing activities:
 Issuance of long-term debt     -             -           98,811        -
 Payment of long-term debt
     and capital lease
     obligations               (2,731)      (2,865)       (7,758)    (62,369)
 Payment of cash
     dividends                 (1,438)      (1,432)       (5,741)     (4,290)
 Proceeds from aircraft sale
     and leaseback
     transactions             130,000      315,000       321,650     315,000
  Proceeds from Employee
     stock plans                3,163        2,032         8,475       6,697

Net cash provided by
     financing activities     128,994      312,735       415,437     255,038

Net increase (decrease) in
     cash and cash
     equivalents              (35,141)     154,347       191,219     (24,657)
Cash and cash equivalents at
     beginning of period      400,898      116,567       174,538     295,571

Cash and cash equivalents at
     end of period           $365,757     $270,914      $365,757    $270,914

Cash payments for:
  Interest, net of amount
     capitalized              $14,270      $13,109       $25,381     $29,716

  Income taxes                $44,449      $26,764       $52,276     $64,274

See accompanying notes.

		     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements

      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 1995 and 1994 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1994.

      2. Dividends - During the three month periods ended September 30, 1995, June 30, 1995, March 31, 1995, September 30, 1994, June 30, 1994 and March 31, 1994, dividends of $.01 were declared on the 143,840,928, 143,648,993, 143,411,223,
143,141,181,  143,042,383 and 142,856,850 shares of common  stock then outstanding, respectively.

      3. Long-term debt - During March 1995, the Company issued $100 million of 8% senior unsecured notes due March 2005. Interest on the Notes is payable semi-annually on March 1 and September 1, commencing September 1, 1995. The Notes may not be redeemed prior to maturity.

      4. Leases - During third quarter 1995, the Company completed transactions for the sale and leaseback of four new Boeing 737 aircraft. The lease terms, which require periodic lease payments through January 2019, increased the Company's commitments for operating leases by $236.5 million.

      5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.

Item 2.   Management's Discussion and Analysis of  Results of
	  Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and nine month periods ended September 30, 1995 and 1994 are as follows:

		                   	  Three months ended              Nine months ended
			                         September 30,               September 30,
                       			     1995         1994          1995         1994
Revenue passengers
     carried                11,682,228    11,254,033   33,299,341   31,947,498
Revenue passenger miles
     (RPMs) (000s)           6,252,006     5,718,949   17,450,334   16,215,299
Available seat miles
     (ASMs) (000s)           9,216,522     8,298,603   26,663,719   23,632,900
Load factor                       67.8%         68.9%        65.4%        68.6%
Average length of
     passenger haul                535           508          524          508
Trips flown                    174,312       161,415      508,107      460,881
Average passenger fare          $62.94        $58.79       $61.33       $59.37
Passenger revenue yield
     per RPM                    $.1176        $.1157       $.1170       $.1170
Operating revenue yield
     per ASM                    $.0830        $.0826       $.0797       $.0832
Operating expenses per ASM      $.0706        $.0703       $.0706       $.0713
Average fuel cost per gallon    $.5460        $.5415       $.5404       $.5309
Number of employees at
     period-end                 19,748        16,417       19,748       16,417
Size of fleet at period-end        219           195          219          195

Material Changes in Results of Operations

       Consolidated  net  income  for  the  three  months   ended
September 30, 1995 was $67.7 million ($.45 per share) compared with $58.6 million ($.40 per share) earned in third quarter 1994.

      Consolidated operating revenues increased 11.6 percent for the third quarter of 1995 and 8.1 percent for the nine months ended September 30, 1995, as compared to the corresponding periods of the prior year, primarily as a result of an 11.1 percent and 7.7 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from a 9.3 percent and 7.6 percent increase in revenue passenger miles (RPMs) for the three and nine month periods ended September 30, 1995, respectively, coupled with a 7.1 percent and 3.3 percent increase in average passenger fare over these same periods.

      Available seat miles (ASMs) increased 11.1 percent and 12.8 percent in third quarter 1995 and the nine month period ended September 30, 1995, respectively, resulting in load factors of
67.8 percent and 65.4 percent for these same periods. The passenger revenue yield per RPM increased 1.6 percent to $.1176 for the three months ended September 30, 1995 and was flat for the nine months ended September 30, 1995.

     The third quarter 1995 load factor and revenue yield per RPM remained strong compared to second quarter 1995 results of 67.1 percent and $.1185, respectively, primarily due to modest fare increases and an enhanced fare structure. Bookings were not strong for October travel. The October 1995 load factor of 60.0 percent was 5.0 points below year ago levels, which were heavily stimulated by sales and promotional activities. Yield per RPM was almost 13 percent higher in October 1995 versus October 1994, however. With respect to the revenue outlook for the remainder of the fourth quarter 1995, we recently launched a sale with strong customer response. November and December load factors may still lag behind year ago levels. Yield per RPM should continue to exceed year ago levels, although at a lower rate of growth than October 1995.

      Consolidated freight revenues increased 23.8 percent in the third quarter of 1995 and 20.7 percent for the nine months ended September 30, 1995 as compared to the same periods of the prior year, primarily due to increased capacity, as well as an increase in air freight and United States mail services. Other revenues increased 27.6 percent in the third quarter 1995 and 15.1 percent for the nine months ended September 30, 1995, primarily due to increased charter and inflight service revenues.

      Operating expenses per ASM increased 0.4 percent for the three months and decreased 1.0 percent for the nine months ended
September 30, 1995 as follows:


		    Southwest Airlines Co.
	    Consolidated Operating Expenses per ASM
		(in cents except percent change)

                                     					 Three months ended
					                                        September 30,
						                                                 Increase Percent
				                                    1995     1994  (decrease) change
Salaries, wages, and benefits           2.12    2.10     .02       1.0
Profitsharing and Employee
    savings   plans                      .30     .26     .04      15.4
Fuel and oil                            1.00    1.00       -        -
Maintenance materials
   and repairs                           .61     .58     .03       5.2
Agency commissions                       .34     .40    <.06>    <15.0>
Aircraft rentals                         .48     .40     .08      20.0
Landing  fees  and  other  rentals       .45     .45      -         -
Depreciation                             .42     .44    <.02>     <4.5>
Other operating expenses                1.34    1.40    <.06>     <4.3>
     Total                              7.06    7.03     .03       0.4

					                                  Nine Months ended
						                                    September 30,
						                                                Increase   Percent
                           				       1995    1994   (decrease) (change)

Salaries, wages,and benefits            2.18    2.13     .05       2.3
Profitsharing and Employee
     savings plans                       .24     .25    <.01>     <4.0>
Fuel and oil                             .99     .98     .01       1.0
Maintenance materials
      and repairs                        .60     .60      -         -
Agency commissions                       .35     .44    <.09>    <20.5>
Aircraft rentals                         .47     .40     .07      17.5
Landing fees and other rentals           .45     .47    <.02>     <4.3>
Depreciation                             .43     .43      -         -
Other operating expenses                1.35    1.43    <.08>     <5.6>
     Total                              7.06    7.13    <.07>     <1.0>


      Profitsharing and Employee savings plans expense per ASM increased 15.4 percent for the three months ended September 30,1995 and decreased 4.0 percent for the nine months ended September 30, 1995, respectively, as compared to the same periods of the prior year primarily due to corresponding fluctuations in operating income per ASM and increased Company contributions to Employee savings plans for noncontract Employees and certain Employee groups covered by collective bargaining agreements.

     Fleet service employees are subject to an agreement with the Ramp, Operations and Provisioning Association, which became amendable in December 1994 and is currently in mediation. Southwest's mechanics and related employees are subject to an agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the Teamsters), which became amendable August 16, 1995. Southwest is currently in negotiations with the Teamsters for a new contract.

	   Fuel and oil expense per ASM has remained relatively flat year over year due to the stability of fuel prices. The average price paid for fuel during the first nine months of 1995 increased only 1.8 percent over the corresponding period of 1994. Since the end of third quarter 1995, fuel prices have averaged approximately $.57 per gallon.


      Agency  commissions per ASM decreased by 15.0  percent  and
20.5 percent for the three month and nine month periods ended September 30, 1995, as compared to the corresponding periods of 1994. As a result of 1994 and first quarter 1995 enhancements to Southwest's ticket delivery systems for direct Customers, as described below, the travel agency sales mix decreased from approximately 52 percent of total passenger sales in third quarter 1994 to 43 percent in third quarter 1995. The Company expects to maintain this travel agency sales mix in fourth quarter 1995.

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

      Aircraft rentals per ASM increased 20.0 percent and 17.5 percent for the three and nine month periods ended September 30, 1995, compared to the corresponding periods of 1994. The increase was primarily due to the sale/leaseback financing of four aircraft during third quarter 1995 and six aircraft during second quarter 1995 with long-term operating leases and a higher percentage of the fleet consisting of leased aircraft.

      Other operating expenses per ASM decreased 4.3 percent  and
5.6 percent for the three and nine month periods ended September 30, 1995, respectively. These decreases were primarily due to operating efficiencies resulting from the transition of Morris operational functions to Southwest, commencing first quarter 1994.

 Other expenses (income) for the three months and nine months ended September 30, 1995 included interest expense, capitalized interest,
interest  income,  and nonoperating gains and  losses.   Interest
expense increased in the first nine months of 1995 as compared to the first nine months of 1994 due to the March 1995 issuance of $100 million of 8 percent senior unsecured Notes due March 2005. Capitalized interest increased for the three month and nine month periods ended September 30, 1995 as a result of increased aircraft progress payments as compared to the same periods of the
prior  year.   Interest income increased for the three  and  nine
months ended September 30, 1995 due to higher invested cash balances and higher short-term interest rates.

      We expect our unit costs to increase in fourth quarter 1995 versus fourth quarter 1994, due to reduced aircraft utilization and a 4.3 cent per gallon jet fuel tax that went into effect October 1. Although efforts are underway in Congress to defer imposition of the tax for two years, our industry's previous two year tax exemption expired, by its term, on October 1, 1995 and the tax will be collected, as of that date, even if only on an interim basis.

Material Changes in Financial Condition

      Net cash provided by operating activities was $49.7 million for the three months ended September 30, 1995. During third quarter 1995, the Company generated $130.0 million from the sale/leaseback of four Boeing 737 aircraft. During the twelve months ended September 30, 1995, cash of $424.9 million was provided from operations. This cash was primarily used to finance aircraft-related expenditures and provide working capital.

      For the twelve months ended September 30, 1995, net capital expenditures were $746.8 million, which were primarily for the purchase of 20 new and one used 737-300 aircraft, which had been previously leased by Morris, and progress payments for future aircraft deliveries.

      As of September 30, 1995, the Company had authority by its Board of Directors to purchase 3,750,000 shares of its common stock from time to time on the open market. No shares have been purchased pursuant to this authority since 1990.

     The Company's contractual commitments at September 30, 1995, consist primarily of scheduled aircraft acquisitions. These contractual commitments were affected by third quarter amendments to certain aircraft purchase contracts, which modified future progress payments. Seven 737-300s are scheduled for delivery in the remainder of 1995, 18 in 1996, and 13 in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to eight 737-300s in 1997 and up to sixty-three 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments is approximately $2,609.4 million at September 30, 1995 due as follows: $136.3 million in 1995; $429.3 million in 1996; $468.0 million in 1997; $447.0 million in 1998; $551.3 million in 1999; $351.0 million in 2000; and $226.5 million in 2001. Additionally, the Company currently intends to exercise eight of its 1997 purchase options, which would increase funding requirements by $7.5 million in 1995, $22.7 million in 1996, and $220.1 million in 1997.

      Boeing is currently experiencing a work stoppage affecting approximately 32,500 machinists and aerospace workers which may impact future aircraft deliveries. The Company has received three of its seven scheduled fourth quarter aircraft deliveries and anticipates receiving two additional deliveries prior to year end. At this point, we do not know when we will receive our remaining fourth quarter deliveries or what impact the strike might have on 1996 deliveries. In any event, we do not believe the Boeing strike will have a material adverse effect on our fourth quarter 1995 flight schedule.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 1995 of $365.8 million, and a $460 million revolving credit line with a group of banks. In addition, the Company will also consider various external financing options to maximize earnings and cash flows and to maintain a strong capital structure.

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

Item 5.   Other Information

	  None

Item 6.   Exhibits and Reports on Form 8-K

	  a)   Exhibits

	       (11.1)  Computation of Earnings Per Share

			 (27)  Financial Data Schedule

	  b)   Reports on Form 8-K

			  The  following report on Form  8-K  was
	       filed during
			 the quarter.
			  Form 8-K dated September 20, 1995 filed
	       for the purpose of filing certain documents in connection with, and incorporated by reference into, Southwest Airlines Company's Registration Statement on Form
			  S-3  (File  No. 33-59113), as  declared
	       effective on May 9, 1995 and Southwest Airlines Company's Registration Statement on Form S-3 (File No. 33-54587), as declared effective on July 21, 1994, relating to Pass Through Certificates, series 1995-A.

			   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				SOUTHWEST AIRLINES CO.

November 13, 1995                 /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
				                              Chief Financial Officer
				                             (Principal Financial and
			                               Accounting Officer)

			INDEX TO EXHIBITS

Exhibit
Number                      Exhibit

(11.1)                Computation of Earnings Per Share
(27)                  Financial Data Schedule
