Form 10-K
period 1995-12-31
SOUTHWEST AIRLINES CO
filed 1996-03-28
CIK 92380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission File No. 1-7259

                             SOUTHWEST AIRLINES CO.
             (Exact name of registrant as specified in its charter)

             TEXAS                                               74-1563240
(State of other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

            P.O. BOX 36611
            DALLAS, TEXAS                                         75235-1611
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (214) 904-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
    -------------------                                ---------------------
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

Aggregate market value of Common Stock held by nonaffiliates as of February 29,
                                     1996:

                                 $4,352,674,000

  Number of shares of Common Stock outstanding as of the close of business on
                              February 29, 1996:

                               144,399,522 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of
         Shareholders, May 16, 1996:                        PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

         Southwest Airlines Co. (Southwest) is a major domestic airline that provides shorthaul, high frequency, point- to-point, low fare service. Southwest was incorporated in Texas and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

         At yearend 1995, Southwest operated 224 Boeing 737 aircraft and provided service to 46 airports in 45 cities primarily in the midwestern, southwestern, and western regions of the United States. Southwest commenced service to Tampa and Ft. Lauderdale, Florida in January 1996 and will begin service to Orlando, Florida in April 1996.

         On December 31, 1993, Southwest acquired Morris Air Corporation (Morris) in a stock-for-stock exchange, issuing approximately 3.6 million shares of Southwest Common Stock in exchange for all of the outstanding shares of Morris. During 1994, the operations of Morris were substantially integrated with those of Southwest, and Morris ceased service as a certificated air carrier in March 1995. Unless the context requires otherwise, references in this annual report to the "Company" include Southwest and Morris.

         The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31).

FUEL

         The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon for scheduled carrier service over the past five years was as follows:

                        1991                      $.66
                        1992                      $.61
                        1993                      $.59
                        1994                      $.54
                        1995                      $.55

         The Company is unable to predict the extent of future fuel cost changes. The Company has standard industry arrangements with major fuel suppliers. Standard industry fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company uses various price-risk management techniques, including derivative products such as fixed-price swaps, caps, and collars, to help protect against price increases. To date, not more than two percent of then-current usage was hedged in this manner. Although market conditions can significantly impact the price of jet fuel, at present, these conditions have not resulted in an inadequate supply of jet fuel. For more discussion of current jet fuel costs and the impact of these costs on the Company's operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The national budget impasse, lapse of the 10 percent ticket tax and its presumed reinstatement and proposed deferral of the jet fuel tax present uncertainty for 1996 and future periods. Further, several bills have been introduced in Congress with a goal of "reforming" the Federal Aviation Administration ("FAA") by, among other things, modifying the method of funding the FAA. At the current time, Southwest is unable to predict how these issues will be resolved and what impact, if any, resolution of these uncertainties will have on future operating results or financial condition.

         Safety. The Company is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U. S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

         Environmental. The Airport Noise and Capacity Act of 1990 (ANCA) requires the phase out of Stage 2 airplanes (which meet less stringent noise emission standards than later model Stage 3 airplanes) in the contiguous 48
states by December 31, 1999.   FAA rules establish future interim compliance
dates for ANCA of December 31, 1996 and December 31, 1998. An operator may comply by either implementing a reduction of the operator's base level, as defined in ANCA, of Stage 2 aircraft by at least 50 percent at December 31, 1996 and 75 percent at December 31, 1998, or by operating a fleet that is at least 65 percent Stage 3 by December 31, 1996 and 75 percent by December 31, 1998. Selection of one of the two alternative compliance techniques is not irrevocable and operators are free to opt for one method at one compliance date and another at the next. Operation of Stage 2 aircraft after December 31, 1999 is prohibited, subject, however, to an extension of the final compliance date to December 31, 2003, if at least 85 percent of the aircraft used by the operator in the contiguous United States will comply with Stage 3 noise levels by July 1, 1999 and the operator successfully obtains a waiver from the FAA of the December 31, 1999 final phaseout date. Statutory requirements to obtain a waiver include a determination by the FAA that the waiver is in the public interest or would enhance competition or benefit service to small communities. There is no assurance that such a waiver is obtainable.

         The Company's fleet, as of December 31, 1995, consisted of 50 Stage 2 aircraft and 174 Stage 3 aircraft, yielding a Stage 3 percentage of 78 percent. Accordingly, the Company exceeds the Stage 3 fleet percentage requirement for the December 31, 1996 and December 31, 1998 interim compliance dates.

         As of December 31, 1995, of the 50 Stage 2 aircraft operated by the Company, 30 are leased from third parties and 20 are owned by the Company. The Company can comply with the rules by acquiring additional Stage 3 aircraft, returning Stage 2 aircraft to the lessors as the leases terminate according to their terms, retiring owned Stage 2 aircraft, or hushkitting Stage 2 aircraft. Because the Company already complies with the December 31, 1998 interim compliance requirement of a 75 percent Stage 3 fleet, the Company could operate all 50 of its Stage 2 aircraft until December 31, 1999. Based upon the Company's current schedule for delivery of new Stage 3 aircraft, including options, and the Company's planned retirement schedule for Stage 2 aircraft, assuming no hushkitting, the Company will achieve 85 percent compliance by July 1, 1999. This would qualify the Company to apply for a waiver from the final compliance date, which, if obtained, could permit the Company to continue operation of the then remaining 43 Stage 2 aircraft until, at the latest, December 31, 2003.

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

         Operations at John Wayne Airport, Orange County, California, are governed by the Airport's Phase 2 Commercial Airline Access Plan and Regulation (the "Plan"). Pursuant to the Plan, each airline is allocated total annual seat capacity to be operated at the airport, subject to renewal/reallocation on an annual basis. Service at this airport may be adjusted annually to meet these requirements.

         The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment.

MARKETING AND COMPETITION

          Southwest focuses on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1995 was 400 miles with an average duration of approximately one hour. At yearend, Southwest served 350 nonstop city pairs with an average weekday frequency of six roundtrips per city pair.

         Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on local, not connecting, traffic. As a result, approximately 80 percent of the Company's customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore, Burbank, Oakland, San Jose and Ft. Lauderdale airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, approximately 20 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other jet airlines, nor have any commuter feeder relationships.

         Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

         In May 1994, the computer reservations systems (CRSs) owned by United Airlines (Apollo) and Continental Airlines (System One) disabled automated ticketing for Southwest travel. Rather than pay the fees associated with CRS participation in Apollo and System One, Southwest took the following actions:
Southwest introduced a Ticketless travel option, available system-wide in January 31, 1995, eliminating the need to print a paper ticket altogether; provided direct access to its own reservation system and ticketing for the 50 largest travel agencies (SWAT); instituted overnight delivery of Southwest-produced tickets for approximately 300 large travel agencies; and improved access to Ticket By Mail for direct Customers by reducing the time limit from seven days out from the date of travel to three days. Southwest also entered into a new arrangement with SABRE, the CRS in which Southwest has histori- cally participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost- effective manner. By December 31, 1995, approximately 35% of Southwest's customers were choosing the ticketless travel option.

         The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have greater financial resources, larger fleets, and wider name recognition. Several of the Company's larger competitors have initiated or are studying low-cost, shorthaul service in markets served by the Company, which represents a more direct threat in Southwest's market niche. Profit levels in the air transport industry are highly sensitive to changes in operating and capital costs and the extent to which competitors match an airline's fares and services. The profitability of a carrier in the airline industry is also impacted by general economic trends. For more discussion on the current competitive environment for Southwest, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The trips flown as credit towards a free travel award certificate are valid for twelve months only; the free travel award is automatically generated when earned by the Customer rather than allowing the Customer to bank the trip credits indefinitely; and the free travel award is valid for one year with an automatic expiration date. Based on the issuance of free travel awards to qualified members, coupled with the foregoing program characteristics and the use of "black out" dates for the free travel awards during peak holiday periods, the financial impact of free travel awards used on the Company's consolidated financial statements has not been material. Free travel awards redeemed were approximately 417,000, 279,000, and 256,000 during 1995, 1994, and 1993, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 1.9 percent in 1995, 1.4 percent in 1994 and 1.5 percent in 1993.

         The Company accounts for free travel awards using the incremental cost method, consistent with the other major airlines. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost to provide free transportation is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. The estimated incremental costs include passenger costs such as beverage and snack supplies, baggage claims, baggage handling, and liability insurance; operations costs such as security services, airport rentals, fuel, oil, and into-plane charges; and reservations costs, such as communications and system operations fees. The liability for free travel awards earned but not used at December 31, 1995 and 1994 was not material.

         The number of free travel awards for Southwest outstanding at December 31, 1995 and 1994 was approximately 295,000 and 248,000, respectively. These numbers do not include partially earned awards. The Company currently does not have a system to accurately estimate partially earned awards. However, these partially earned awards may equate to approximately 60-70 percent of the current outstanding awards. Since the inception of The Company Club in 1987, approximately 15 percent of all award certificates have expired without being used.

EMPLOYEES

         At December 31, 1995, Southwest had 19,933 employees, consisting of 5,499 flight, 872 maintenance, 11,368 ground customer service and 2,194 management, accounting, marketing, and clerical personnel.

         Southwest has nine collective bargaining agreements covering approximately 83 percent of its employees. Southwest's fleet service employees are subject to an agreement with the Ramp, Operations and Provisioning Association, which becomes amendable in December 1999. Customer service and reservation employees are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which becomes amendable in November 1997. Flight attendants are subject to an agreement with the Transportation Workers Union of America, AFL-CIO, which becomes amendable May 31, 1996. The pilots are subject to an agreement with the Southwest Airlines Pilots' Association (SWAPA), which becomes amendable in September 1999 (described below). Flight dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which becomes amendable in November 1997. Aircraft cleaners and stock clerks are subject to agreements with the International Brotherhood of Teamsters, which become amendable in August 2000. Mechanics and flight simulator technicians are represented by the International Brotherhood of Teamsters pursuant to separate agreements. The mechanics' agreement becomes amendable in August 2001 and the flight simulator technicians are in negotiations. The flight/ground school instructors are subject to an agreement with the Southwest Airlines Professional Instructors Association which becomes amendable in December 2000.

         In January 1995, Southwest's pilots ratified a ten-year labor contract that calls for no wage increases in the first five years and three percent annual wage increases in three of the last five years of the contract. Initially, the pilots received options to purchase approximately 14.5 million shares of Southwest common stock at $20 per share over the term of the contract; pilots hired subsequently will receive additional grants at a five percent premium over then current fair market value, up to a total of 18,000,000 shares that can be issued under the stock option plan. Pilots will be eligible for profitability bonuses of up to three percent of compensation in three of the first five years and profitability-based pay increases up to three percent in two of the second five years of the contract. The pilot group may choose to reopen the contract in five years, in which event all unexercised options will terminate on December 1, 1999.

ITEM 2. PROPERTIES

AIRCRAFT

         Southwest operated a total of 224 Boeing 737 aircraft as of December 31, 1995, of which 100 and 13 were under operating and capital leases, respectively. The remaining 111 aircraft are owned.

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

         In total, at December 31, 1995, the Company had 100 firm orders and 67 options as follows:

       Type         Seats  1995   1996    1997   1998   1999    2000   2001  2002   2003   2004
       ----         -----  ----   ----    ----   ----   ----    ----   ----  ----   ----   ----
       737-200      122     50    ---     ---    ---    ---     ---    ---   ---    ---    ---
       737-300      137    149     20      21    ---    ---     ---    ---   ---    ---    ---
       737-500      122     25    ---     ---    ---    ---     ---    ---   ---    ---    ---
       737-700      137    ---    ---       4     21     21      21     18    18     18      5

     Subsequent to yearend, four 1997-300 options were converted to four 1999-700 options. The average age of the Company's fleet at December 31, 1995 was 7.8 years.

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

GROUND FACILITIES AND SERVICES

     Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field which houses three 737 simulators, and its corporate headquarters also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1995, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; Oklahoma City, Oklahoma and Salt Lake City, Utah occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; and San Antonio, Texas reservation centers.

     The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component overhauls and repairs for its airframes and engines, which comprise the majority of the annual maintenance costs.

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

ITEM 3.  LEGAL PROCEEDINGS

     Southwest has received examination reports from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 through 1991. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry, during that time period. Southwest intends to vigorously protest the adjustments made with which it does not agree. The industry's differences with the IRS involve complex issues of law and fact which are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Southwest, their positions, and their respective ages (as of March 1, 1996) are as follows:

                                                                                                     OFFICER
                                                                                                   CONTINUOUSLY
         NAME                              POSITION                                  AGE              SINCE
         ----                              --------                                  ---           ------------
Herbert D. Kelleher               Chairman of the Board, President,                  64               1967
                                   and Chief Executive Officer

Colleen C. Barrett                Executive Vice President-Customers                 51               1978
                                   and Corporate Secretary

Gary A. Barron                    Executive Vice President,                          51               1978
                                   Chief Operations Officer

John G. Denison                   Executive Vice President-                          51               1986
                                   Corporate Services

Gary C. Kelly                     Vice President-Finance,                            40               1986
                                   Chief Financial Officer

James F. Parker                   Vice President-General Counsel                     49               1986

Ron Ricks                         Vice President-Governmental Affairs                46               1986

James C. Wimberly                 Vice President-Ground Operations                   43               1985



     Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization. All of the executive officers have held their current positions with Southwest for more than five years.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

        PERIOD                                 DIVIDEND              HIGH                    LOW
        ------                                 --------              ----                    ---
         1995
                 1st Quarter                      $.01               $20.00               $16 .38
                 2nd Quarter                       .01                25.75                 17.63
                 3rd Quarter                       .01                29.88                 23.63
                 4th Quarter                       .01                26.13                 19.75

         1994
                 1st Quarter                      $.01               $39.00               $31 .25
                 2nd Quarter                       .01                34.38                 24.13
                 3rd Quarter                       .01                29.63                 21.63
                 4th Quarter                       .01                23.63                 15.50


         As of February 29, 1996, there were 9,461 holders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 1995 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                                                                YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                      1995             1994              1993              1992              1991
                                                      ----             ----              ----              ----              ----
 FINANCIAL DATA:
    (in thousands except per share amounts)
    Operating revenues . . . . . . . . . . . . .   $2,872,751       $2,591,933        $2,296,673         $1,802,979      $1,379,286
    Operating expenses . . . . . . . . . . . . .    2,559,220        2,275,224         2,004,700          1,609,175       1,306,675
                                                   ----------       ----------        ----------         ----------      ----------
    Operating income . . . . . . . . . . . . . .      313,531          316,709           291,973            193,804          72,611
    Other expenses, net  . . . . . . . . . . . .        8,391           17,186            32,336             36,361          18,725
                                                   ----------       ----------        ----------         ----------      ----------
    Income before income taxes and cumula-
       tive effect of accounting changes . . . .      305,140          299,523           259,637            157,443          53,886
    Provision for income taxes (1) . . . . . . .      122,514          120,192           105,353             60,058          20,738
                                                   ----------       ----------        ----------         ----------      ----------
    Income before cumulative effect of
             accounting changes (1)  . . . . . .      182,626          179,331           154,284             97,385          33,148
    Cumulative effect of accounting changes  . .          -                -              15,259(2)          12,538(3)          ---
                                                   ----------       ----------        ----------         ----------      ----------
    Net income (1) . . . . . . . . . . . . . . .     $182,626         $179,331        $  169,543         $  109,923       $  33,148
                                                   ==========       ==========        ==========         ==========      ==========
    Net income per common and common
             equivalent share before cumulative
       effect of accounting changes (1)  . . . .        $1.23            $1.22             $1.05              $0.68           $0.25
    Cash dividends per common share  . . . . . .      $.04000          $.04000           $.03867            $.03533         $.03333
    Total assets at period-end . . . . . . . . .   $3,256,122       $2,823,071        $2,576,037         $2,368,856      $1,854,331
    Long-term obligations at period-end  . . . .     $661,010         $583,071          $639,136           $735,754        $617,434
    Stockholders' equity at period-end . . . . .   $1,427,318       $1,238,706        $1,054,019           $879,536        $635,793
 OPERATING DATA:
    Revenue passengers carried . . . . . . . . .   44,785,573       42,742,602(5)     36,955,221(5)      27,839,284      22,669,942
    Revenue passenger miles (RPMs) (000s)  . . .   23,327,804       21,611,266        18,827,228         13,787,005      11,296,183
    Available seat miles (ASMs) (000s) . . . . .   36,180,001       32,123,974        27,511,000         21,366,642      18,491,003
    Load factor  . . . . . . . . . . . . . . . .        64.5%            67.3%             68.4%              64.5%           61.1%
    Average length of passenger haul (miles) . .          521              506               509                495             498
    Trips flown  . . . . . . . . . . . . . . . .      685,524          624,476           546,297            438,184         382,752
    Average passenger fare . . . . . . . . . . .       $61.64           $58.44            $59.97             $58.33          $55.93
    Passenger revenue yield per RPM  . . . . . .      11.83c.          11.56c.           11.77c.            11.78c.         11.22c.
    Operating revenue yield per ASM  . . . . . .       7.94c.           8.07c.            8.35c.             7.89c.          7.10c.
    Operating expenses per ASM . . . . . . . . .       7.07c.           7.08c.            7.25c.(6)          7.03c.          6.76c.
    Fuel cost per gallon (average) . . . . . . .      55.22c.          53.92c.           59.15c.            60.82c.         65.69c.
    Number of employees at period-end  . . . . .       19,933           16,818            15,175             11,397           9,778
    Size of fleet at period-end (4)  . . . . . .          224              199               178                141             124

------------------
(1) Proforma prior to 1993, assuming Morris, an S-Corporation prior to 1993, was taxed at statutory rates.

(2) Includes the net cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

(3) Includes one-time adjustment for the cumulative effect of a change in the method of accounting for scheduled airframe overhaul costs from the direct expense method to that of capitalizing and amortizing the costs over the periods benefited.

(4)      Includes leased aircraft.

(5)      Includes certain estimates for Morris.

(6)      Excludes merger expenses of $10.8 million.

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


                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                         ----------------------------------------------------
  1995                                   MARCH 31       JUNE 30       SEPT. 30        DEC. 31
  ----                                   --------       -------       --------        -------
  Operating revenues                     $620,999      $738,205       $764,975       $748,572

  Operating income                         23,409       103,425        114,098         72,599


  Income before income taxes               20,034       100,801        114,215         70,090


  Net income                               11,826        59,724         67,717         43,359
  Net income per common and                   .08           .41            .45            .29
     common equivalent share


                                                          THREE MONTHS ENDED
                                         ----------------------------------------------------
  1994                                   MARCH 31       JUNE 30       SEPT. 30        DEC. 31
  ----                                   --------       -------       --------        -------
  Operating revenues                     $619,412      $661,056       $685,289       $626,176

  Operating income                         76,046       101,834        101,710         37,119


  Income before income taxes               69,538        97,156         97,128         35,701

  Net income                               41,847        58,522         58,619         20,343
  Net income per common and                   .28           .40            .40            .14
     common equivalent share



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None to be reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" and "Other Matters - Certain Transactions," incorporated herein by reference, from pages 1-4 and 19, respectively, of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 1996. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Executive Officers," incorporated herein by reference, from pages 6-9 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 4-5 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 1996.



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

         4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit 4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)); Fifth and Sixth Amendments to Credit Agreement, dated March 10, 1995 and May 18, 1995, respectively.

         4.2 Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

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

         4.5 Indenture dated as of June 20, 1991 between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

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

         4.11 Form of Global Security representing all 8 percent Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's current Report on Form 8-K dated March 6, 1995 (File No. 1-7259)).

         10.1 General Terms Agreement between CFM International, Inc. and Southwest (with all amendments through March 29, 1990) dated May 28, 1981 (incorporated by reference to Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from November 6, 1989 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendment No. 7 and Letter Agreement No. 11, each dated as of January 19, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

         10.2 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                 Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1995 through March 29, 1996.

         10.3 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                 Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

                 The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

         10.4 1985 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (File No. 1-7259)).

         10.5 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

         10.6 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.7 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

         10.8 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements.

         10.9    1991 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.10 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration State- ment on Form S-8 (File No. 33-40652)).

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

         10.14 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1- 7259)).

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

(b) The following reports on Form 8-K were filed during the fourth quarter of 1995:

         Form 8-K dated October 2, 1995, including exhibits relative to Pass Through Certificates, Series 1995-A.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
Management's Discussion and Analysis                                      F-2

Consolidated Financial Statements                                         F-11

Report of Independent Auditors                                            F-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

YEAR IN REVIEW

Southwest and the airline industry posted their highest profits ever in 1995. Southwest began 1995 with first quarter earnings substantially below first quarter 1994. This beginning of 1995 followed a 47 percent decline in fourth quarter 1994 earnings compared to fourth quarter 1993. In early 1995, we addressed many of the challenges that surfaced during fourth quarter 1994, and we finished the year strong, reporting record earnings for 1995.

Competitive pressures eased in 1995 with most carriers pulling back to their hubs and routes where they dominate. Continental Lite ceased to exist, American substantially decreased its presence in Nashville, and the United Shuttle reduced head-to-head competition with Southwest by approximately 50 percent. Southwest, however, continued to expand, adding service to Omaha, Nebraska, and increasing service in many under-served markets, particularly those experiencing reductions in service by other carriers.

In 1995, capacity and traffic for the domestic airline industry grew approximatly three percent and four percent, respectively, and load factor increased versus 1994 due to modest capacity growth and a steady economy. Southwest, however, grew capacity aggressively at 12.6 percent. For most of 1995 and in January 1996, Southwest's monthly load factors were below year-ago levels. While it is too early to determine if this trend will continue in 1996, thus far these lower load factors have been offset by strong passenger revenue yield performances. Our passenger revenue yield for January 1996 exceeded January 1995 by more than 10 percent aided, in large measure, by the lapse of the 10 percent federal ticket tax on January 1, 1996.

The early results of our 1996 expansion into Florida look promising as our load factors for our initial two markets, Tampa and Ft. Lauderdale, have exceeded our systemwide averages. We will begin service to Orlando in April 1996.

After years of horrendous losses, most carriers reduced costs in 1995 by closing hubs, reducing their work force, contracting high-cost work, and obtaining concessions from union workers. For the second consecutive year, our operating expenses per ASM also declined year-over-year, down .1 percent in 1995 primarily due to the significant reduction in the Company's distribution costs. While our goal is to continue this overall cost trend, recent increases in jet fuel prices, and the October 1, 1995 implementation of a 4.3 cents per gallon transportation fuel tax for commercial aviation, make near-term reductions in total operating expenses on a per-ASM basis much more difficult.

The national budget impasse, lapse of the 10 percent ticket tax and its presumed reinstatement, proposed deferral of the jet fuel tax, and looming prospect of FAA reform present uncertainty for 1996 and future periods. At the current time, Southwest is unable to predict how these issues will be resolved and what impact, if any, resolution of these uncertainties will have on future operating results or financial condition.

During 1996, we plan to add a net of seventeen aircraft to our fleet, which will be used primarily in our Florida expansion and to strengthen our existing route system.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994 The Company's consolidated net income for 1995 was $182.6 million ($1.23 per share), as compared to the corresponding 1994 amount of $179.3 million ($1.22 per share), an increase of 1.8 percent.

Operating Revenues Consolidated operating revenues increased by 10.8 percent in 1995 to $2,872.8 million, compared to $2,591.9 million for 1994. This increase in 1995 operating revenues was derived from a 10.5 percent increase in passenger revenues. Revenue passenger miles (RPMs) increased 7.9 percent in 1995, compared to a 12.6 percent increase in available seat miles (ASMs), resulting in a decrease in load factor from 67.3 percent in 1994 to 64.5 percent in 1995. The 1995 ASM growth resulted from the addition of 25 aircraft during the year.

Freight revenues in 1995 were $65.8 million, compared to $54.4 million in 1994. The 21.0 percent increase in freight revenues exceeded the 12.6 percent increase in ASMs for the same period primarily due to increased air freight volumes and United States mail services primarily resulting from the development of new markets added in 1994.

Operating Expenses Consolidated operating expenses for 1995 were $2,559.2 million, compared to $2,275.2 million in 1994, an increase of 12.5 percent, compared to the 12.6 percent increase in ASMs. For the second consecutive year, operating expenses on a per-ASM basis decreased year-over-year, down .1 percent in 1995.

Operating expenses per ASM for 1995 and 1994 were as follows:

OPERATING EXPENSES PER ASM

-------------------------------------------------------------------------------------------
                                                                   INCREASE     PERCENT
                                              1995         1994   (DECREASE)    CHANGE
------------------------------------------------------------------------------------------
Salaries, wages,
     and benefits________________             2.17c.       2.13c.     .04c.       1.9%
Employee profitsharing
     and savings plans___________              .23          .22       .01         4.5
Fuel and oil_____________________             1.01         1.00       .01         1.0
Maintenance materials and
     repairs_____________________              .60          .59       .01         1.7
Agency commissions_______________              .34          .41      (.07)      (17.1)
Aircraft rentals_________________              .47          .42       .05        11.9
Landing fees and
     other rentals_______________              .44          .46      (.02)       (4.3)
Depreciation_____________________              .43          .43        -           -
Other                                         1.38         1.42      (.04)       (2.8)
-------------------------------------------------------------------------------------------
TOTAL                                         7.07c.       7.08c.    (.01)c.     (0.1)%
-------------------------------------------------------------------------------------------

Salaries, wages, and benefits per ASM increased 1.9 percent in 1995. This increase resulted primarily from a 17.8 percent increase in 1995 average headcount, which outpaced the 1995 capacity (ASM) increase of 12.6 percent, and offset a 2.6 percent decrease in average salary and benefits cost per Employee. The 17.8 percent increase in average headcount was primarily the result of a
44.6 percent increase in Reservations Sales Agents in 1995. Excluding Reservations Sales Agents, total average headcount increased only 11.4 percent. The Reservations Sales Agent increase coincided with increased demand for reservations capacity following 1994 enhancements to Southwest's ticket delivery systems for direct Customers.

Fleet Service Employees are subject to an agreement with the Ramp, Operations and Provisioning Association (ROPA), which became amendable in December 1994. The Company reached an agreement with ROPA which was ratified by its membership in November 1995. Southwest's mechanics are subject to an agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the Teamsters), which became amendable August 16, 1995. Southwest is currently in negotiations with the Teamsters for a new contract.

Employee profitsharing and savings plans expense per ASM increased 4.5 percent in 1995. The increase is primarily the result of increased matching contributions to Employee savings plans resulting from increased Employee participation and higher matching rates in 1995 for non-contract Employees and certain Employee groups covered by collective bargaining agreements.

Fuel and oil expenses per ASM increased 1.0 percent in 1995, primarily due to a
2.4 percent increase in the average jet fuel cost per gallon from 1994. Jet fuel prices remained relatively stable throughout most of 1995, with quarterly averages through the first three quarters ranging from $.53 to $.55 per gallon. During fourth quarter 1995, the average cost per gallon increased to $.59 and, in January 1996, has averaged approximately $.62 per gallon.

Maintenance materials and repairs per ASM increased 1.7 percent in 1995 compared to 1994 primarily as a result of performing more engine overhauls during 1995.

Agency commissions per ASM decreased 17.1 percent in 1995 compared to 1994, due to a lower mix of travel agency sales in 1995. The lower travel agency sales mix resulted from 1994 enhancements to Southwest's ticket delivery systems for direct Customers, as described below.

In response to actions taken by our competitor-owned reservations systems in 1994, we reduced our operating costs and enhanced our ticket delivery systems by developing our own Southwest Airlines Air Travel ("SWAT") system allowing high-volume travel agents direct access to reservations; introduced overnight ticket delivery for travel agents; reduced to three the number of advance days reservations required for overnight delivery of tickets to consumers (Ticket By
Mail); developed our own Ticketless system, which was rolled out system-wide on January 31, 1995; and effective March 30, 1995 subscribed to a new level of service with SABRE that automates the booking process for SABRE travel agencies. We also continue to actively pursue other cost-effective solutions for automating non-SABRE travel agency bookings.

Aircraft rentals per ASM increased 11.9 percent in 1995. The increase primarily resulted from second and third quarter 1995 sale/leaseback transactions involving ten new 737-300 aircraft and a higher percentage of the fleet consisting of leased aircraft.

Other operating expenses per ASM decreased 2.8 percent in 1995 compared to 1994. This decrease was primarily due to operating efficiencies resulting from the transition of Morris operational functions to Southwest commencing first quarter 1994, and lower communications costs. Communications costs decreased approximately

15 percent per ASM primarily due to lower negotiated rates, increased reservations operations efficiencies, and enhancements to the Company's ticket delivery system.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which, among other things, included an assessment of 4.3 cents per gallon in federal jet fuel tax, which became effective September 30, 1995, for aviation. This additional fuel tax increased 1995 "other operating expenses" by $7.4 million.

Other "Other expenses (income)" included interest expense, interest income, and nonoperating gains and losses. Interest expense increased $5.4 million in 1995 due to the March 1995 issuance of $100 million senior unsecured 8% Notes due 2005. Capitalized interest increased $5.0 million in 1995 as a result of higher levels of progress payments on aircraft compared to 1994. Interest income for 1995 increased $10.9 million primarily due to higher invested cash balances and higher short-term interest rates.

Income Taxes The provision for income taxes as a percentage of income before taxes was relatively unchanged year over year.

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

Operating Revenues Consolidated operating revenues increased by 12.9 percent in 1994 to $2,591.9 million, compared to $2,296.7 million for 1993. This increase in 1994 operating revenues was derived from a 12.7 percent increase in passenger revenues. RPMs increased 14.8 percent in 1994, compared to a 16.8 percent increase in ASMs, resulting in a decrease in load factor from 68.4 percent in 1993 to 67.3 percent in 1994. The 1994 ASM growth resulted from the addition of 21 aircraft during 1994.

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

Employee profitsharing and savings plans expense per ASM increased 4.8 percent in 1994. The increase is primarily the result of increased matching contributions to Employee savings plans resulting from increased Employee participation and higher matching rates in 1994 for Flight Attendants and Customer Service Employees under their respective collective bargaining agreements.

Fuel and oil expenses per ASM decreased 9.9 percent in 1994, primarily due to an 8.8 percent reduction in the average jet fuel cost per gallon from 1993. Jet fuel prices remained relatively stable throughout 1994, with quarterly averages ranging from $.51 to $.56 per gallon.

Maintenance materials and repairs per ASM was unchanged in 1994 compared to 1993.

Agency commissions per ASM decreased 12.8 percent due to a lower mix of travel agency sales and lower 1994 passenger revenue per ASM. The lower travel agency sales mix resulted from 1994 enhancements to Southwest's ticket delivery systems for direct Customers.

Aircraft rentals per ASM increased 7.7 percent in 1994. The increase primarily resulted from a third quarter 1994 sale/leaseback transaction involving ten new 737-300 aircraft and a lease of three used aircraft under long-term operating leases. At December 31, 1994, 44.7 percent of the Company's fleet was subject to operating leases, compared to 43.3 percent at December 31, 1993.

Other operating expenses per ASM decreased 1.4 percent in 1994 compared to 1993. The overall decrease is primarily attributable to operating efficiencies resulting from the transition of Morris operational functions to Southwest, primarily contract services which decreased $8.8 million (24.4 percent per ASM), offset by an increase in advertising costs of $24.1 million (22.9 percent per ASM) primarily associated with the start-up of seven new cities and new competitive pressures in 1994.

Other "Other expenses (income)" included interest expense, interest income, and nonoperating gains and losses. Interest expense decreased $5.1 million in 1994 due to the March 1, 1993 redemption of $100 million senior unsecured 9% Notes due 1996 and the repayment of approximately $54.0 million of Morris long-term debt during first quarter 1994. Capitalized interest increased $8.6 million in 1994 as a result of higher levels of advance payments on aircraft compared to 1993. Interest income for 1994 decreased $1.9 million primarily due to lower cash balances available for short-term investment.

Income Taxes     The provision for income taxes decreased in 1994 as a
percentage of income before taxes, including cumulative effect of accounting changes, to 40.1 percent from 40.6 percent in 1993. The 1993 rate was higher due to deferred tax adjustments in 1993 related to the 1993 increase in the federal corporate income tax rate from 34 percent to 35 percent (see Note 11 to the Consolidated Financial Statements). This was offset by increased 1994 effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $456.4 million in 1995, compared to $412.7 million in 1994. During 1995, additional funds of $321.7 million were generated from the sale and leaseback of ten new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $607.9 million). In addition, $98.8 million was generated from the March 1995 issuance of $100 million in Senior Unsecured 8% Notes due in 2005.

During 1995, capital expenditures of $728.6 million primarily were for the purchase of 23 new 737-300 aircraft, one used 737-300 aircraft previously leased by Morris, and progress payments for future aircraft deliveries. At December 31, 1995, capital commitments of the Company consisted primarily of scheduled aircraft acquisitions.

As of January 1996, Southwest had one hundred 737s on firm order, including twenty to be delivered in 1996, with options to purchase another sixty-seven. Aggregate funding required for firm commitments approximated $2,614.0 million through the year 2001 of which $461.5 million related to 1996. See Note 4 to the Consolidated Financial Statements for further information.

As of December 31, 1995 and since 1990, the Company had authority from its Board of Directors to purchase 3,750,000 shares of its common stock from time-to-time on the open market. No shares have been purchased since 1990.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1995 of $317.4 million, internally generated funds, and a revolving credit line with a group of banks of up to $460 million (none of which had been drawn at December 31, 1995). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $260.6 million public debt securities.

Cash provided from operations was $412.7 million in 1994 as compared to $392.7 million in 1993. During 1994, additional funds of $315.0 million were generated from the sale and leaseback of ten new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $619.0 million). These proceeds were primarily used to finance aircraft-related capital expenditures and to provide working capital.

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

                                                  December 31,
                                               1995          1994
---------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents_____________   $  317,363   $  174,538
  Accounts receivable___________________       79,781       75,692
  Inventories of parts and supplies,
    at cost_____________________________       41,032       37,565
  Deferred income taxes (Note 11)_______       10,476        9,822
  Prepaid expenses and other current
    assets______________________________       24,484       17,281
                                           ----------    ---------
      Total current assets______________      473,136      314,898

Property and equipment, at cost
  (Notes 4 and 7):
  Flight equipment______________________    3,024,702    2,564,551
  Ground property and equipment_________      435,822      384,501
  Deposits on flight equipment
    purchase contracts__________________      323,864      393,749
                                           ----------    ---------
                                            3,784,388    3,342,801
  Less allowance for depreciation_______    1,005,081      837,838
                                           ----------    ---------
                                            2,779,307    2,504,963
Other assets____________________________        3,679        3,210
                                           ----------   ----------
                                           $3,256,122   $2,823,071
                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable______________________   $  117,473   $  117,599
  Accrued liabilities (Note 5)__________      348,476      288,979
  Air traffic liability_________________      131,156      106,139
  Current maturities of long-term
    debt________________________________       13,516        9,553
                                           ----------   ----------
      Total current liabilities_________      610,621      522,270

Long-term debt less current
  maturities (Note 6)___________________      661,010      583,071
Deferred income taxes (Note 11)_________      281,650      232,850
Deferred gains from sale and
  leaseback of aircraft_________________      245,154      217,677
Other deferred liabilities______________       30,369       28,497

Commitments and contingencies
  (Notes 4, 7, and 11)

Stockholders' equity (Notes 8 and 9):
  Common stock, $1.00 par value:
    500,000,000 shares authorized;
    144,033,273 shares issued and
    outstanding in 1995 and
    143,255,795 shares in 1994__________      144,033      143,256
  Capital in excess of par value________      162,704      151,746
  Retained earnings_____________________    1,120,581      943,704
                                           ----------   ----------
     Total stockholders' equity_________    1,427,318    1,238,706
                                           ----------    ---------
                                           $3,256,122   $2,823,071
                                           ==========   ==========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)

                                            Years ended December 31,
                                      1995           1994           1993
--------------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger____________________  $ 2,760,756    $ 2,497,765    $ 2,216,342
  Freight______________________       65,825         54,419         42,897
  Other________________________       46,170         39,749         37,434
                                 -----------    -----------    -----------
    Total operating revenues___    2,872,751      2,591,933      2,296,673
OPERATING EXPENSES:
  Salaries, wages, and
    benefits (Note 10)_________      867,984        756,023        641,747
  Fuel and oil_________________      365,670        319,552        304,424
  Maintenance materials and
    repairs____________________      217,259        190,308        163,395
  Agency commissions___________      123,380        133,081        130,445
  Aircraft rentals_____________      169,461        132,992        107,885
  Landing fees and other
     rentals___________________      160,322        148,107        129,222
  Depreciation_________________      156,771        139,045        119,338
  Other operating expenses_____      498,373        456,116        397,441
  Merger expenses (Note 2)_____           --             --         10,803
                                 -----------    -----------    -----------
     Total operating expenses__    2,559,220      2,275,224      2,004,700
                                 -----------    -----------    -----------
OPERATING INCOME_______________      313,531        316,709        291,973
OTHER EXPENSES (INCOME):
  Interest expense_____________       58,810         53,368         58,460
  Capitalized interest_________      (31,371)       (26,323)       (17,770)
  Interest income______________      (20,095)        (9,166)       (11,093)
  Nonoperating (gains) losses,
   net_________________________        1,047           (693)         2,739
                                 -----------    -----------    -----------
     Total other expenses______        8,391         17,186         32,336
                                 -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES___________      305,140        299,523        259,637
PROVISION FOR INCOME TAXES
  (NOTE 11)____________________      122,514        120,192        105,353
                                 -----------    -----------    -----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES______________________      182,626        179,331        154,284
CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES
  (NOTE 3)_____________________           --             --         15,259
                                 -----------    -----------    -----------
NET INCOME_____________________  $   182,626    $   179,331    $   169,543
                                 ===========    ===========    ===========
PER SHARE AMOUNTS (NOTES 3, 8,
  AND 12):
  Income before cumulative
    effect of accounting
    changes____________________  $      1.23    $      1.22    $      1.05
  Cumulative effect of
    accounting changes_________           --             --            .10
                                 -----------    -----------    -----------
  Net income___________________  $      1.23    $      1.22    $      1.15
                                 ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
(in thousands except per share amounts)

                                                                     Capital
                                                                    in excess
                                                Common                 of              Retained
                                                stock               par value          earnings            Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992___________         96,047               177,561           605,928             879,536
  Three-for-two stock split
    (Note 8)___________________________         46,325               (46,325)                -                   -
  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    and related tax benefit
    (Note 9)___________________________            384                 9,932                 -              10,316
   Cash dividends, $.03867 per share                 -                     -            (5,376)             (5,376)
   Net income - 1993____________________             -                     -           169,543             169,543

                                             ---------             ---------       -----------        -------------
Balance at December 31, 1993____________       142,756               141,168           770,095           1,054,019

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    and related tax benefit
    (Note 9)____________________________           500                10,578                 -              11,078
  Cash dividends, $.04 per share________             -                     -            (5,722)             (5,722)
  Net income - 1994_____________________             -                     -           179,331             179,331

                                             ---------             ---------       -----------        -------------
Balance at December 31, 1994____________       143,256               151,746           943,704           1,238,706

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    and related tax benefit
    (Note 9)____________________________           777                10,958                 -              11,735
  Cash dividends, $.04 per share _______             -                     -            (5,749)             (5,749)
  Net income - 1995_____________________             -                     -           182,626             182,626
                                             ---------             ---------       -----------        -------------
Balance at December 31, 1995____________     $ 144,033             $ 162,704       $ 1,120,581         $ 1,427,318
                                             =========             =========       ===========         ===========

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                              Years ended December 31,
                                                                         1995            1994          1993
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income_____________________________________________________     $182,626      $179,331         $169,543
     Cumulative effect of accounting changes (Note 3)___________               -             -           (15,259)
                                                                         --------      --------        ---------
     Income before cumulative effect of accounting
            changes_________________________________________________      182,626       179,331          154,284
     Adjustments to reconcile net income to cash
            provided by operating activities:
         Depreciation_________________________________________            156,771       139,045          119,338
         Deferred income taxes________________________________             48,147        49,887           53,200
         Amortization of deferred gains on sale and
                 leaseback of aircraft______________________________      (24,286)      (30,341)         (32,509)
         Amortization of scheduled airframe overhauls_________             17,337        14,216           11,630
         Changes in certain assets and liabilities:
                 Increase in accounts receivable____________________       (4,089)       (5,208)         (14,253)
                 (Increase) decrease in other current assets________      (11,857)          648           (9,641)
                 Increase in accounts payable and accrued
                   liabilities______________________________________       61,937        52,679           67,585
                 Increase in air traffic liability__________________       25,017         9,993           30,212
                 Increase (decrease) in other current liabilities           1,050        (4,690)           2,393
         Other_________________________________________________             3,789         7,106           10,440
                                                                         --------      --------        ---------
                   Net cash provided by operating activities_________     456,442       412,666          392,679

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment_________________________        (728,643)     (788,649)        (524,169)
                                                                        ---------     ---------        ---------
                    Net cash used in investing activities____________    (728,643)     (788,649)        (524,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt__________________________________          98,811            -            17,810

     Proceeds from aircraft sale and leaseback
            transactions_____________________________________________     321,650       315,000           90,000

     Payment of long-term debt and capital lease
            obligations______________________________________________     (10,379)      (63,071)        (120,098)
     Payment of cash dividends___________________________________          (5,749)       (5,722)          (5,376)
     Proceeds from Employee stock plans__________________________          10,693          8,743           6,743
     Other_______________________________________________________              -              -               (7)
                                                                         --------       ---------      ---------
            Net cash provided by (used in) financing activities_________  415,026        254,950         (10,928)
                                                                         --------       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS_________________     142,825       (121,033)       (142,418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD_____________________     174,538        295,571         437,989
                                                                         --------       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD___________________________    $317,363       $174,538        $295,571
                                                                        =========       ========        ========
CASH PAYMENTS FOR:
     Interest, net of amount capitalized_________________________        $ 25,277       $ 26,598        $ 43,161
     Income taxes________________________________________________          73,928         80,461          45,292


  SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation Southwest Airlines Co. (Southwest) is a major domestic airline that provides shorthaul, high frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting priniciples requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been reclassified for comparison purposes.

Cash and cash equivalents         Cash equivalents consist of certificates of
deposit and investment grade commercial paper issued by major corporations and financial institutions that are highly liquid and have original maturity dates of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

Inventories      Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are charged to expense when issued for use.

Property and equipment    Depreciation is provided by the straight-line method
to residual values over periods ranging from 15 to 20 years for flight equipment and 3 to 30 years for ground property and equipment. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

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

Revenue recognition      Passenger revenue is recognized when the transportation
is provided. Tickets sold but not yet used are included in "Air traffic liability", which includes estimates that are evaluated and adjusted periodically. Any adjustments resulting therefrom are included in results of operations for the periods in which the evaluations are completed.

Frequent flyer awards     The Company accrues the estimated incremental cost of
providing free travel awards earned under its Company Club frequent flyer program.

Advertising      The Company expenses the production costs of advertising as incurred. Advertising expense for the years ended December 31, 1995, 1994, and 1993 was $92,087,000, $79,475,000, and $55,344,000, respectively.

Stock-Based Employee Compensation          The Company accounts for stock-based
compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB25), "Accounting for Stock Issued to Employees." In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of SFAS 123 until 1996. Under SFAS 123, companies are allowed to continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements. As such, the Company will only be required to supplement its financial statements with additional disclosures beginning in 1996.

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

Merger expenses of $10,803,000 relating to the merger of Southwest and Morris have been included in 1993 operating expenses as required for financial reporting purposes; however, these expenses have been separately reported as "merger expenses" to reflect the impact of these nonrecurring expenses on operating results.

3. ACCOUNTING CHANGES

Income Taxes     Effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". As a result of adopting SFAS 109, the Company recorded deferred tax assets of $6,977,000 and reduced deferred tax liabilities by $9,048,000 at January 1, 1993, which resulted in an increase to the Company's 1993 net income of $16,025,000 ($.11 per share) for the cumulative effect of the accounting change.

Postretirement Benefits   Effective January 1, 1993, the Company adopted
Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect of this change in accounting method at January 1, 1993 reduced 1993 net income by $766,000 (net of benefit from income taxes of $469,000) or $.01 per share. The effect of adopting SFAS 106 on 1993 income before cumulative effect of accounting changes was not material.

4. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Timing of payments pursuant to contractual commitments was affected by third quarter 1995 amendments to certain aircraft purchase contracts, which modified future progress payment schedules. Twenty 737-300 aircraft are scheduled for delivery in 1996, and 17 in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments is approximately $2,614.0 million, subject to adjustments for inflation, due as follows: $461.5 million in 1996, $576.9 million in 1997, $446.9 million in 1998, $551.2 million in 1999, $351.0 million in 2000, and $226.5 million in 2001.

The Company uses jet fuel and heating oil fixed price swap arrangements to hedge its exposure to price fluctuations on approximately two percent of its annual fuel requirements. As of December 31, 1995, the Company had a heating oil swap agreement with a broker-dealer to exchange monthly payments on a notional quantity of 1,050,000 gallons during May 1996. Under the swap agreement, the Company pays or receives the difference between the daily average heating oil price and a fixed price of $.46 per gallon. Gains and losses on such transactions are recorded as adjustments to fuel expense and have been insignificant. Although such agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements, the Company does not anticipate such nonperformance.

5. ACCRUED LIABILITIES
(in thousands)

                                             1995                       1994
--------------------------------------------------------------------------------
 Aircraft rentals_____________           $ 105,534                   $  67,407

 Employee profitsharing and
   savings plans  (Note 10)___              55,253                      53,512

 Vacation pay_________________              38,777                      31,801

 Aircraft maintenance costs___              31,463                      37,330

 Taxes, other than income_____              22,478                      25,001

 Interest_____________________              22,326                      20,270

 Other________________________              72,645                      53,658
                                       -----------------------------------------
                                         $ 348,476                   $ 288,979
                                       =========================================

6. LONG-TERM DEBT
(in thousands)

                                             1995                       1994
--------------------------------------------------------------------------------

 9 1/4% Notes due 1998_________           $100,000                    $100,000

 9.4% Notes due 2001___________            100,000                     100,000

 8 3/4% Notes due 2003_________            100,000                     100,000

 7 7/8% Notes due 2007_________            100,000                     100,000

 8% Notes due 2005_____________            100,000                          -

 Capital leases (Note 7)_______            177,696                     195,756

 Other_________________________                430                         435
                                       -----------------------------------------
                                           678,126                     596,191
 Less current maturities_______             13,516                       9,553

 Less debt discount____________              3,600                       3,567
                                       -----------------------------------------
                                          $661,010                    $583,071
                                       =========================================

On March 7, 1995, the Company issued $100 million of senior unsecured 8% Notes due March 1, 2005. Interest is payable semi-annually on March 1 and September
1.  The Notes are not redeemable prior to maturity.

On September 9, 1992, the Company issued $100 million of senior unsecured 7 7/8% Notes due September 1, 2007. Interest is payable semi-annually on March 1 and September 1. The Notes are not redeemable prior to maturity.

During 1991, the Company issued $100 million of senior unsecured 9 1/4% Notes, $100 million of senior unsecured 9.4% Notes, and $100 million of senior unsecured 8 3/4% Notes due February 15, 1998, July 1, 2001, and October 15, 2003, respectively. Interest on the Notes is payable semi-annually. The Notes are not redeemable by the Company prior to maturity.

The fair values, based on quoted market prices, of these Notes at December 31, 1995, were as follows (in thousands):

 9 1/4% Notes due 1998_______________              $106,720

 9.4% Notes due 2001_________________               114,610

 8 3/4% Notes due 2003_______________               114,350

 7 7/8% Notes due 2007_______________               110,530

 8% Notes due 2005___________________               110,310


In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through December 14, 1999 on a revolving credit basis up to $460 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the agent bank's prime rate, 0.275% over LIBOR, or 0.50% over domestic certificate of deposit rates. The commitment fee is 0.125% per annum. There were no outstanding borrowings under this agreement at December 31, 1995 or 1994.

7. LEASES

Total rental expense for operating leases charged to operations in 1995, 1994, and 1993 was $247,033,000, $198,987,000, and $167,303,000, respectively. The majority of the Company's terminal operations space, as well as 100 aircraft, were under operating leases at December 31, 1995. The amounts applicable to capital leases included in property and equipment were (in thousands):

                                             1995                       1994
-------------------------------------------------------------------------------
 Flight equipment________________          $223,844                   $233,324

 Less accumulated amortization___           101,641                     88,656
                                          -------------------------------------
                                           $122,203                   $144,668
                                          =====================================


Future minimum lease payments under capital leases and noncancelable operating leases, with initial or remaining terms in excess of one year, at December 31, 1995, were (in thousands):

                                               CAPITAL                  OPERATING
                                               LEASES                    LEASES
---------------------------------------------------------------------------------
       1996______________________             $27,796                   $223,279
       1997______________________              25,858                    207,875
       1998______________________              32,026                    187,662
       1999______________________              20,245                    173,846
       2000______________________              16,871                    165,692

 After 2000______________________             172,751                  1,935,372
                                           --------------------------------------
 Total minimum lease payments____             295,547                 $2,893,726
                                                                  ===============
 Less amount representing
    interest_____________________             117,851
 Present value of minimum                  -----------
    lease payments_______________             177,696

 Less current portion____________              13,505
                                           -----------
 Long-term portion_______________            $164,191
                                           ===========


The aircraft leases can generally be renewed at rates, based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.

8. COMMON STOCK

At December 31, 1995, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (29,202,885 shares) and upon exercise of rights pursuant to the Common Stock Rights Agreement (Agreement), as amended (173,236,158 shares).

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

On May 19, 1993, the Company's Board of Directors declared a three-for-two stock split, distributing 46,325,147 shares on July 15, 1993.

9. STOCK PLANS

In May 1991, the Company's stockholders approved the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan. Under the Incentive Stock Option Plan, options to purchase a maximum of 9,000,000 shares of Southwest common stock may be granted to key Employees. Under the Non-Qualified Stock Option Plan, options to purchase up to 750,000 shares of Southwest common stock may be granted to key Employees and non-employee directors. Under each plan, the option price per share may not be less than the fair market value of a share on the date the option is granted and the maximum term of an option may not exceed ten years.

Effective January 12, 1995, the Company adopted, pursuant to a collective bargaining agreement between the Company and the Southwest Airlines Pilots' Association (SWAPA), the 1995 SWAPA Non-Qualified Stock Option Plan (SWAPA
Plan). Under the terms of the SWAPA Plan, 18,000,000 common shares have been reserved for issuance. An initial grant of approximately 14.5 million shares was made on the effective date at an option price of $20.00 per share. On September 1 of each year of the agreement, commencing September 1, 1996, additional options will be granted to Pilots that became eligible during that year at an option price equal to the fair market value of the common stock of the Company on the date of grant plus 5 percent. Options vest in ten annual increments of ten per cent and must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination. In the event that SWAPA exercises its option to make the collective bargaining agreement amendable on September 1, 1999, any unexercised options will be canceled on December 1, 1999.

Information regarding the stock option plans is summarized below:


                                          INCENTIVE                 NON-QUALIFIED
                                             PLAN                      PLANS *
                                         -------------             --------------
Outstanding December 31, 1992__            4,016,904                     374,625

Granted________________________              724,646                      22,512

Exercised______________________           **(198,285)                 ***(94,810)

Surrendered____________________             (230,978)                     (1,050)
                                      --------------              --------------
Outstanding December 31, 1993___           4,312,287                     301,277

Granted_________________________             794,714                      63,918

Exercised_______________________            (190,159)                     (9,940)

Surrendered_____________________            (104,880)                         -
                                      --------------              --------------

Outstanding December 31, 1994___           4,811,962                     355,255
Granted_________________________             983,214                  14,620,365
Exercised_____________________              (275,058)                    (60,510)
Surrendered___________________              (308,239)                    (61,041)
                                           ---------                    --------
Outstanding December 31, 1995___           5,211,879                  14,854,069
                                           =========                  ==========

Exercisable_____________________             889,499                   2,892,969

Available for granting in
    future periods______________           2,772,719                   3,719,841

Average price of exercised
    options:
       1995_____________________               $8.50                      $15.12
       1994_____________________               $8.23                       $7.85
       1993_____________________               $7.14                       $7.37

           *Includes 1991 Non-Qualified Plan and SWAPA Plan.
          **Includes 108,113 pre-split shares and 36,115 post-split shares, of which 5,476 pre-split shares and 72 post-split shares were issued from treasury.
         ***Includes 12,740 pre-split shares and 75,700 post-split shares.

The exercise price of outstanding options ranged from $6.02 to $37.44 in 1995 and 1994, and $6.02 to $19.71 in 1993.

In 1991, the Company's stockholders also approved the Employee Stock Purchase Plan that provides for the sale of common stock to Employees of the Company at a price equal to 90% of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 388,339 shares in 1995, 290,054 shares in 1994, and 182,459 shares (59,442 pre-split shares and 93,296 post-split shares) in 1993 at average prices of $19.18, $24.98, and $25.25, respectively.

At December 31, 1995, 1994, and 1993, 1,422,253, 1,489,753, and 1,504,753,
options to purchase the Company's common stock were also outstanding related to employment contracts with the Company's president and chief executive officer. Exercise prices range from $1.00 to $11.33 per share. Options for 67,500 shares, 15,000 shares, and 7,500 shares (5,000 pre-split shares, of which 968 shares were issued from treasury), were exercised in 1995, 1994, and 1993, respectively.

10. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan (the Plan). Total profitsharing expense charged to operations in 1995, 1994, and 1993, was $54,033,000, $52,782,000,
and $44,959,000, respectively. The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1995, 1994, and 1993 were $28,954,000, $19,817,000, and
$13,986,000, respectively.

11. INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS 109 (see Note 3).

Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):

                                                     1995       1994
                                                   -------     -------
Deferred tax liabilities:

     Accelerated depreciation_____________        $400,321   $343,585
     Scheduled airframe overhauls_________          27,129     23,966
     Other________________________________          68,458     55,953
                                                  --------   --------
        Total deferred tax liabilities____         495,908    423,504

Deferred tax assets:

     Deferred gains from sale and
        leaseback of aircraft_____________         106,119     95,602
     Capital and operating leases_________          54,472     38,240
     Alternative minimum tax credit
         carryforward_____________________          11,333     22,778
     Other________________________________          52,810     43,856
                                                  --------   --------
        Total deferred tax assets_________         224,734    200,476
                                                  --------   --------
        Net deferred tax liability________        $271,174   $223,028
                                                  ========   ========

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which contains numerous provision changes including an increase in the federal corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. As a result, the Company recognized approximately $4.0 million of additional expense in 1993 related to deferred tax liabilities existing on January 1, 1993.

The provision for income taxes before the cumulative effect of accounting changes is comprised of the following (in thousands):

                          1995             1994          1993
-------------------------------------------------------------------

 Current:
   Federal__________     $64,420          $59,603       $46,744
   State____________       9,947           10,702         5,409
                        --------         --------      --------
    Total current___      74,367           70,305        52,153

 Deferred:
   Federal__________      44,580           46,470        48,524
   State____________       3,567            3,417         4,676
                        --------         --------      --------
    Total deferred__      48,147           49,887        53,200
                        --------         --------      --------
                        $122,514         $120,192      $105,353
                        ========         ========      ========

Southwest has received examination reports from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 through 1991. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry during that time period. Southwest intends to vigorously protest the adjustments proposed with which it does not agree. The industry's difference with the IRS involves complex issues of law and fact that are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.

The effective tax rate on income before cumulative effect of accounting changes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                  1995              1994             1993
---------------------------------------------------------------------------
 Tax at statutory
   U.S. tax rates______        $106,799          $104,833           $90,873
 Nondeductible items___           4,488             3,689             1,361
 State income taxes,
   net of federal
   benefit_____________           8,784             9,177             6,632
 Effect of increase
    in U.S. statutory
      rate_____________             -                  -              3,957
 Other, net____________           2,443             2,493             2,530
                               --------          --------          --------
 Total income tax
   provision___________        $122,514          $120,192          $105,353
                               ========          ========          ========


12.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding (148,850,512 in 1995, 147,305,374 in 1994, and 147,144,568 in 1993). Fully
diluted earnings per share have not been presented as the fully dilutive effect of shares issuable upon the exercise of options under the Company's Stock Option Plans is not material.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3, during 1993, the Company changed its method of accounting for income taxes and postretirement benefits.

                                                               ERNST & YOUNG LLP

Dallas, Texas
January 25, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHWEST AIRLINES CO.

March 21, 1996
                                        By /s/ GARY C. KELLY
                                           -----------------------------------
                                             Gary C . Kelly
                                             Vice President-Finance,
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 21, 1996 on behalf of the registrant and in the capacities indicated.


     Signature                                     Capacity
     ---------                                     --------
/s/ HERBERT D. KELLEHER               Chairman of the Board of Directors,
----------------------------------    President and Chief Executive Officer
Herbert D. Kelleher

/s/ GARY C. KELLY                     Vice President-Finance
----------------------------------    (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop                 Director
----------------------------------
Samuel E. Barshop

/s/ Gene H. Bishop                    Director
----------------------------------
Gene H. Bishop

/s/ C. Webb Crockett                  Director
----------------------------------
C. Webb Crockett

/s/ William P. Hobby, Jr.             Director
----------------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson                 Director
----------------------------------
Travis C. Johnson

/s/ R.W. King                         Director
----------------------------------
R. W. King

/s/ Walter M. Mischer, Sr.            Director
----------------------------------
Walter M. Mischer, Sr.

/s/ June M. Morris                    Director
----------------------------------
June M. Morris

                               INDEX TO EXHIBITS

3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)).

3.2 Bylaws of Southwest, as amended through February 1994 (incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit
         4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)). Fifth and Sixth Amendments to Credit Agreement dated March 10, 1995 and May 18, 1995, respectively.

4.2 Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

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

4.5 Indenture dated as of June 20, 1991 between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

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

4.11 Form of Global Security representing all 8 percent Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's current Report on Form 8-K dated March 6, 1995 (File No. 1-7259)).

10.1 General Terms Agreement between CFM International, Inc. and Southwest (with all amendments through March 29, 1990) dated May 28, 1981 (incorporated by reference to Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from November 6, 1989 through March 29, 1993 (incorporated by reference to Exhibit 10.2 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendment No. 7 and Letter Agreement No. 11, each dated as of January 19, 1994 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

10.2 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1995 through March 29, 1996.

10.3 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

10.4 1985 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (File No. 1-7259)).

10.5 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

10.6 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

10.7 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

10.8 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements.

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

10.13    Southwest Airlines Co. 401(k) Plan (incorporrated by reference to
         Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

10.14 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

11       Computation of earnings per share.

22       Subsidiaries of Southwest.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule.