Form 10-Q
period 1996-03-31
SOUTHWEST AIRLINES CO
filed 1996-05-14
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 1996     OR

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

     Number of shares of Common Stock outstanding as of the close of business on May 9, 1996:

                            144,706,891




                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                        March 31, 1996     December 31, 1995

ASSETS
Current assets:
     Cash and cash equivalents               $324,680       $317,363
     Accounts receivable                       97,473         79,781
     Inventories of parts and supplies         47,940         41,032
     Deferred income taxes                     10,931         10,476
     Prepaid expenses and other                21,936         24,484

          Total current assets                502,960        473,136

Property and equipment:
     Flight equipment                       3,176,248      3,024,702
     Ground property and equipment            451,017        435,822
     Deposits on flight equipment
          purchase contracts                  289,698        323,864
                                            3,916,963      3,784,388
     Less allowance for depreciation        1,054,191      1,005,081
                                            2,862,772      2,779,307
Other assets                                    3,559          3,679

                                           $3,369,291     $3,256,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $125,891       $117,473
     Accrued liabilities                      346,161        348,476
     Air traffic liability                    198,426        131,156
     Current maturities of long-term debt      11,448         13,516

          Total current liabilities           681,926        610,621

Long-term debt less current maturities        657,263        661,010
Deferred income taxes                         293,600        281,650
Deferred gains from sale and leaseback
          of aircraft                         239,638        245,154
Other deferred liabilities                     30,592         30,369
Stockholders' equity:
     Common Stock                              144,574       144,033
     Capital in excess of par value            169,706       162,704
     Retained earnings                       1,151,992     1,120,581

          Total stockholders' equity         1,466,272     1,427,318

                                            $3,369,291    $3,256,122


See accompanying notes.




                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)


                                    Three months ended March 31,
                                    1996                      1995
Operating revenues:
     Passenger                    $741,100                  $596,828
     Freight                        18,980                    14,885
     Other                          12,449                     9,286

     Total operating revenues      772,529                   620,999

Operating expenses:
     Salaries, wages, and
          benefits                 237,365                   203,572
     Fuel and oil                  103,867                    83,176
     Maintenance materials
          and repairs               62,199                    51,673
     Agency commissions             31,826                    29,515
     Aircraft rentals               44,997                    38,415
     Landing fees and other
          rentals                   45,443                    40,533
     Depreciation                   44,014                    37,347
     Other operating expenses      145,425                   113,359

     Total operating expenses      715,136                   597,590

Operating income                    57,393                    23,409

Other expenses (income):
     Interest expense               14,902                    13,686
     Capitalized interest           (6,904)                   (8,485)
     Interest income                (4,053)                   (1,892)
     Nonoperating (gains)
          losses, net               (1,323)                       66

     Total other expenses            2,622                     3,375

Income before income taxes          54,771                    20,034
Provision for income taxes          21,771                     8,208

Net income                         $33,000                   $11,826

Weighted average common
     and common equivalent
     shares outstanding            152,403                   146,532

Net income per common and
     common equivalent share          $.22                      $.08


see accompanying notes



                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)


                                   Three months ended March 31,
                                   1996                  1995

Net cash provided by operating
     activities                      $141,715             $104,411

Cash flows from investing
     activities:
   Net purchases of property and
     equipment                       (132,354)            (201,274)

Cash flows from financing
     activities:
   Issuance of long-term debt             -                 98,811
   Payment of long-term debt and
     capital lease obligations         (6,558)              (3,412)
   Payment of cash dividends           (3,029)              (2,867)
   Proceeds from Employee stock
     plans                              7,543                2,542

Net cash (used in) provided by
     financing activities              (2,044)              95,074

Net increase (decrease) in cash
     and cash equivalents               7,317               (1,789)
Cash and cash equivalents at
     beginning of period              317,363               174,538

Cash and cash equivalents at end
     of period                       $324,680              $172,749

Cash payments for:
     Interest, net of amount
          capitalized                 $17,434               $13,213
     Income taxes                        $396                $1,831


See accompanying notes.


                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 1996 and 1995 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1995.

      2.   Dividends - During the three month periods ended March
31, 1996 and 1995, $.01 per share in dividends were declared on the 144,452,894 and 143,411,223 shares of common stock then outstanding, respectively.



Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Material Changes in Results of Operations

      Consolidated net income for the first quarter ended March 31, 1996 was $33.0 million ($.22 per share),compared to first quarter 1995 net income of $11.8 million ($.08 per share). The increase in earnings was principally due to increased passenger revenues resulting from year-over-year increases in revenue passenger miles (RPMs)and passenger revenue yield per RPM.

     First quarter 1996 operating revenues increased 24.4 percent compared to first quarter 1995 due to a 24.2 percent increase in passenger revenues. The increase in passenger revenues resulted from a 12.1 percent increase in RPMs and a 10.8 percent increase in passenger revenue yield per RPM. Passenger revenue yield per RPM increased from $.1146 in first quarter 1995 to $.1270 in first quarter 1996, the majority of which was due to the expiration of the ten percent domestic ticket tax at December 31, 1995.

      While RPMs in first quarter 1996 increased 12.1 percent, available seat miles (ASMs) increased 13.1 percent during the same period, resulting in a load factor of 60.5 percent versus
61.1 percent for the first three months of 1995. The increase in ASMs resulted primarily from the addition of 25 aircraft since first quarter 1995. The first quarter 1996 load factor was adversely affected, in part, by severe winter weather conditions in January.

     The load factor for April 1996 was 64.7 percent, compared to the April 1995 load factor of 66.0 percent. This lower load factor for April 1996 was offset by a strong passenger revenue yield, which has continued to compare favorably on a year over year basis. Traffic thus far in May and bookings for the remainder of second quarter, at this point, are good. Yield per RPM should continue to exceed year ago levels, although at a lower rate of growth than first quarter 1996. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, the reimposition of the federal excise tax or its equivalent, and variations in advance booking trends.)

     Freight revenues increased 27.5 percent in the first quarter of 1996 as compared to the same period in 1995, due to an increase in air freight and United States mail services. Other revenues increased 34.1 percent in the first quarter 1996, primarily due to higher charter activity.

      Operating expenses per ASM for first quarter 1996 increased
5.8 percent to $.0742, compared to $.0701 for first quarter 1995, primarily due to higher jet fuel prices; the recently implemented jet fuel tax; a $7.5 million increase in Profitsharing and Employee savings plan contributions; advertising and other start-up costs associated with the addition of Tampa, Ft. Lauderdale, and Orlando, Florida; and increased aircraft engine overhaul costs.





                     Southwest Airlines Co.
                   Operating Expenses per ASM
                (in cents except percent change)


                                      Three months ended
                                            March 31,

                                                        Increase   Percent
                                        1996    1995    (decrease)  change
Salaries, wages, and benefits           2.28     2.27    .01         .4
Employee profitsharing and savings
   plans                                 .19      .12    .07        58.3
Fuel and oil                            1.08      .98    .10        10.2
Maintenance materials and repairs        .64      .61    .03         4.9
Agency commissions                       .33      .34   (.01)       (2.9)
Aircraft rentals                         .47      .45    .02         4.4
Landing fees and other rentals           .47      .47      -          -
Depreciation                             .45      .44    .01         2.3
Other operating expenses                1.51     1.33    .18        13.5
Total                                   7.42     7.01    .41         5.8


      Profitsharing  and Employee savings plan expenses  per  ASM increased  58.3 percent from first quarter 1995 to first  quarter
1996,   primarily   due   to   higher  earnings   available   for
profitsharing in 1996.

     Fuel and oil expense per ASM increased 10.2 percent in first quarter 1996 due to an 11.4 percent increase in the average jet fuel cost per gallon from the same period in 1995. The escalation in fuel prices was caused by oil industry efforts to maintain low inventory levels in the face of Iraq's return to the market, coupled with high demand for heating oil and winter diesel as a result of a prolonged cold weather period. The average price paid for jet fuel in first quarter 1996 was $.5913 per gallon, compared to $.5309 per gallon in first quarter 1995. Since the end of first quarter 1996, fuel prices have averaged approximately $.6475 per gallon. Based on current fuel prices, anticipated summer demand and present oil industry inventory levels, the Company expects that second quarter 1996 fuel costs will continue to exceed year ago levels. This forward-looking statement involves uncertainties that could result in actual results differing materially from expected results. Some of the significant factors that could affect ultimate fuel costs include changes in general economic conditions and jet fuel supply and demand.

      Maintenance materials and repairs per ASM increased 4.9 percent for the three months ended March 31, 1996 as compared to the corresponding period of the prior year. The increase was primarily due to performing more aircraft engine overhauls in first quarter 1996.

      Agency commissions per ASM decreased 2.9 percent for the first quarter of 1996 as compared to the first quarter of 1995, primarily due to a lower mix of travel agency sales. The year-over-year travel agency sales mix continued to be impacted, although less significantly than previous quarters, by 1994 and first quarter 1995 enhancements to Southwest's ticket delivery systems for direct Customers, as described below.

     In response to actions taken in 1994 by our competitor-owned reservations systems, during 1994 and first quarter 1995, we reduced our operating costs and enhanced our ticket delivery systems by developing our own Southwest Airlines Air Travel ("SWAT") system, allowing high-volume travel agents direct access to reservations; introduced overnight ticket delivery for travel agents; reduced to three the number of advance days reservations required for overnight delivery of tickets to customers (Ticket By Mail); developed our own Ticketless system, which was rolled out system-wide on January 31, 1995; and effective March 30, 1995, subscribed to a new level of service with SABRE that automates the booking process for SABRE travel agencies. We also continue to actively pursue other cost-effective solutions for automating non-SABRE travel agency bookings, such as direct bookings through the Internet which became available via Southwest Airlines' "Home Gate" in April 1996.

      Aircraft rentals per ASM increased 4.4 percent for first quarter 1996 as compared to first quarter 1995 due to a higher percentage of the fleet consisting of leased aircraft in 1996.

      Other operating expenses per ASM increased 13.5 percent for the three months ended March 31, 1996 as compared to the same period in 1995. This increase was primarily due to the recently implemented jet fuel tax, which resulted in approximately $7.5 million of additional expense in first quarter, and a 21.7 percent per ASM increase in advertising expense associated with the addition of service to Tampa, Ft. Lauderdale, and Orlando, Florida.

      Other expenses (income) decreased $753,000 (22.3 percent) from first quarter 1995 to first quarter 1996, due primarily to interest income on higher invested cash balances.

Material Changes in Financial Condition

     Net cash provided by operating activities was $141.7 million for the three months ended March 31, 1996 and $493.7 million for the 12 months then ended. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      During the 12 months ended March 31, 1996, net capital expenditures were $659.7 million, which primarily related to the purchase of 23 737-300 aircraft, and progress payments for future aircraft deliveries.

      As  of  March  31,  1996 and since 1990,  the  Company  had authority  from  its  Board of Directors  to  purchase  3,750,000 shares  of its common stock from time-to-time on the open market.
No shares have been purchased since 1990.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. Fifteen 737-300s are scheduled for delivery in the remainder of 1996, and seventeen in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,513.0 million at March 31, 1996 due as follows: $362.0 million in 1996; $575.4 million in 1997; $446.9 million in 1998; $551.2 million in 1999; $351.0 million in 2000; and $226.5 million in 2001.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 1996 of $324.7 million, internally generated funds, and a revolving credit line with a group of banks of up to $460 million (none of which had been drawn at March 31, 1996). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $260.6 million public debt securities which it currently intends to substantially utilize for aircraft financings during the remainder of 1996.

      The lapse of the ten percent domestic ticket tax and its presumed reinstatement, proposed deferral or elimination of the jet fuel tax, and looming prospect of FAA reform present uncertainty for 1996 and future periods. At the current time, Southwest is unable to predict how these issues will be resolved and what impact, if any, resolution of these uncertainties will have on future operating results or financial condition.





                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has received examination reports from the Internal Revenue Service proposing certain adjustments to Southwest's income tax returns for 1987 through 1991. The adjustments relate to certain types of aircraft financings consummated by Southwest, as well as other members of the aviation industry, during that time period. Southwest intends to vigorously protest the adjustments made with which it does not agree. The industry's difference with the IRS involves complex issues of law and fact which are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation and the actions of the IRS, judges and juries.


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

                                SOUTHWEST AIRLINES CO.


May 13, 1996                      /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)


                        INDEX TO EXHIBITS

Exhibit
Number                      Exhibit


(11.1)      Computation of Earnings Per Share


(27)        Financial Data Schedule
