Form 10-Q
period 1996-06-30
SOUTHWEST AIRLINES CO
filed 1996-08-14
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
June 30, 1996     OR

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

                           (214) 792-4000
      (Registrant's telephone number, including area code)

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

     Number of shares of Common Stock outstanding as of the close of business on August 9, 1996:

                            144,915,798




                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
                 Item 1. Financial Statements
                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                        June 30, 1996      December 31, 1995
ASSETS
Current assets:
     Cash and cash equivalents               $478,285       $317,363
     Accounts receivable                       98,963         79,781
     Inventories of parts and supplies         49,857         41,032
     Deferred income taxes                     11,289         10,476
     Prepaid expenses and other
          current assets                       26,159         24,484

          Total current assets                664,553        473,136

Property and equipment:
     Flight equipment                       3,297,951      3,024,702
     Ground property and equipment            478,998        435,822
     Deposits on flight equipment
          purchase contracts                  229,323        323,864
                                            4,006,272      3,784,388
     Less allowance for depreciation        1,102,754      1,005,081
                                            2,903,518      2,779,307
Other assets                                    3,441          3,679

                                           $3,571,512     $3,256,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $107,545       $116,530
     Accrued liabilities                      423,024        349,419
     Air traffic liability                    216,110        131,156
     Current maturities of long-term debt      11,618         13,516

          Total current liabilities           758,297        610,621

Long-term debt less current maturities        655,726        661,010
Deferred income taxes                         309,961        281,650
Deferred gains from sale and leaseback
          of aircraft                         257,425        245,154
Other deferred liabilities                     36,192         30,369
Stockholders' equity:
     Common Stock                              144,790       144,033
     Capital in excess of par value            173,402       162,704
     Retained earnings                       1,235,719     1,120,581

          Total stockholders' equity         1,553,911     1,427,318


                                            $3,571,512    $3,256,122

See accompanying notes.





                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                         Three months ended       Six months ended
                               June 30,               June 30,
                             1996      1995           1996      1995
Operating revenues:
  Passenger                 $876,322    $710,275    $1,617,422   $1,307,103
  Freight                     20,011      16,120        38,991       31,005
  Other                       13,975      11,810        26,424       21,096
     Total operating
        revenues             910,308     738,205     1,682,837    1,359,204

Operating expenses:
  Salaries, wages, and
     benefits                258,078     217,258       495,443      420,830
  Fuel and oil               115,652      88,880       219,519      172,056
  Maintenance materials
     and repairs              66,834      52,580       129,033      104,253
  Agency commissions          37,576      31,230        69,402       60,745
  Aircraft rentals            45,922      42,065        90,919       80,480
  Landing fees and other
     rentals                  45,401      39,443        90,844       79,976
  Depreciation                46,111      38,209        90,125       75,556
  Other operating expenses   152,528     125,115       297,953      238,474
     Total operating
       expenses              768,102     634,780     1,483,238    1,232,370

Operating income             142,206     103,425       199,599      126,834

Other expenses (income):
  Interest expense            15,022      15,087        29,924       28,773
  Capitalized interest        (5,817)     (8,415)      (12,721)     (16,900)
  Interest income             (5,345)     (5,518)       (9,398)      (7,410)
  Nonoperating losses
     (gains), net             (1,643)      1,470        (2,966)       1,536
     Total other expenses      2,217       2,624         4,839        5,999

Income before income taxes   139,989     100,801       194,760      120,835
Provision for income taxes    54,673      41,077        76,443       49,285

Net income                   $85,316     $59,724      $118,317     $ 71,550

Weighted average common
   and common equivalent
   shares outstanding        153,675     147,348       153,039      146,940
Net income per common and
   common equivalent share    $ .56        $ .41         $ .77        $ .49


See accompanying notes.


                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                                   1996       1995         1996     1995
Net cash provided by
     operating activities        $222,176     $193,792    $363,891   $298,203

Investing activities:
 Net purchases of property
     and equipment               (201,393)    (157,012)   (333,747)  (358,286)

Financing activities:
 Issuance of long-term debt        -             -              -      98,811
 Payment of long-term debt
     and capital lease
     obligations                   (1,498)      (1,615)     (8,056)    (5,027)
 Payment of cash
     dividends                     (1,592)      (1,436)     (4,621)    (4,303)
 Proceeds from aircraft sale
     and leaseback
     transactions                  132,000      191,650     132,000    191,650
  Proceeds from Employee
     stock plans                     3,912        2,770      11,455      5,312

Net cash provided by
     financing activities          132,822      191,369     130,778    286,443

Net increase in cash
     and cash equivalents          153,605      228,149     160,922    226,360
Cash and cash equivalents at
     beginning of period           324,680      172,749     317,363    174,538

Cash and cash equivalents at
     end of period                $478,285     $400,898    $478,285   $400,898

Cash payments for:
  Interest, net of amount
     capitalized                      $510       -          $17,944    $11,111

  Income taxes                     $21,495       $5,996     $21,891     $7,827


See accompanying notes.



                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 1996 and 1995 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1995.

      2. Dividends - During the three month periods ended June 30, 1996, March 31, 1996, June 30, 1995, and March 31, 1995, $.01
per share in dividends were declared on the 144,715,343, 144,452,894, 143,648,993, and 143,411,223 shares of common stock then outstanding, respectively.

      3. Leases - During second quarter 1996, the Company completed transactions for the sale and leaseback of four new Boeing 737 aircraft. The lease terms, which require periodic lease payments through 2019, increased the Company's commitments for operating leases by $233.1 million.

      4. Common stock - Effective July 18, 1996, the Company amended and restated its Common Stock Rights Agreement dated July 14, 1986 (the Agreement). The principal purpose of the amendment and restatement was to extend the Agreement by 10 years. For further information regarding the Agreement, refer to footnote 8 to the consolidated financial statements included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1995.

      5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.



Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                              Three months ended      Six months ended
                                  June 30,                June 30,
                            1996            1995        1996       1995
Revenue passengers
     carried                 12,574,740  11,513,556   23,979,977   21,617,113
Revenue passenger miles
     (RPMs) (000s)            6,809,336   5,992,044   12,646,455   11,198,329
Available seat miles
     (ASMs) (000s)           10,165,470   8,923,859   19,806,873   17,447,197
Load factor                       67.0%       67.1%        63.8%        64.2%
Average length of
     passenger haul                 542         520          527          518
Trips flown                     187,704     170,010      366,809      333,795
Average passenger fare           $69.69      $61.69       $67.45       $60.47
Passenger revenue yield
     per RPM                     $.1287      $.1185       $.1279       $.1167
Operating revenue yield
     per ASM                     $.0895      $.0827       $.0850       $.0779
Operating expenses per ASM       $.0756      $.0711       $.0749       $.0706
Fuel cost per gallon (average)   $.6280      $.5437       $.6101       $.5374
Number of employees at
     period-end                  21,907      18,985       21,907       18,985
Size of fleet at period-end         237         210          237          210


Material Changes in Results of Operations

      Consolidated net income for the three months ended June 30,
1996  was  $85.3  million ($.56 per share)  compared  with  $59.7 million ($.41 per share) earned in second quarter 1995.

      Consolidated operating revenues increased 23.3 percent for the second quarter of 1996 and 23.8 percent for the six months ended June 30, 1996 as compared to the corresponding periods of the prior year, primarily as a result of a 23.4 percent and 23.7 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from 13.6 percent and 12.9 percent increases in revenue passenger miles
(RPMs) for the three and six month periods ended June 30, 1996, respectively, coupled with 8.6 percent and 9.6 percent increases in passenger revenue yield per RPM over these same periods. Passenger revenue yield per RPM increased from $.1185 and $.1167 in the three and six month periods ended June 30, 1995, respectively, to $.1287 and $.1279, respectively. This improved performance is primarily due to increased fares and the December 31, 1995 expiration of the ten percent federal ticket tax.

      In August 1996, Congress approved legislation which re-enacts the ten percent federal ticket tax through December 31, 1996, effective seven days after enactment of the legislation. The enactment date (the date the legislation is signed by the President of the United States) has not been determined, but most likely will occur before August 31, 1996. Extension of the tax past December 31, 1996 is uncertain at this time and requires additional legislation. If the federal ticket tax is reimposed as planned, it will affect revenues for the period from late August until December 31, 1996 for tickets sold and flown during that period. While we believe the ten percent tax can be "passed on" to Customers in some markets, effectively as a price increase, Southwest cannot predict future fares with any certainty, which are set competitively and dependent upon the underlying demand for air travel.

      Available seat miles (ASMs) increased 13.9 percent and 13.5 percent in second quarter 1996 and the six month period ended June 30, 1996, respectively, resulting in load factors of 67.0 percent and 63.8 percent for these same periods. The increase in ASMs resulted primarily from the addition of 27 aircraft since second quarter 1995.

      In celebration of the Company's 25th Anniversary, Southwest launched a fare sale on July 12, 1996 continuing through July 23, 1996 for travel between August 19 and October 31, 1996. The sale was extremely popular and resulted in record advance bookings, with more than four and a half million seats sold. While the Company anticipates strong third quarter 1996 traffic, July's load factor of 68.1 percent fell below last year's performance of
71.8 percent, primarily due to telephone line congestion during our sale. Based on traffic results thus far, the Company also expects August's load factor to fall below year-ago levels due to the impact of telephone line congestion experienced during the sale. However, given current booking levels and booking trends, we anticipate positive load factor comparisons in September and October. (The immediately preceding three sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advanced booking trends.) As a result of the fare sale combined with the likely reinstatement of the ten percent federal ticket tax, the Company cannot accurately predict third quarter 1996 revenue yields at this time.

      Consolidated freight revenues increased 24.1 percent in the second quarter of 1996 and 25.8 percent for the six months ended June 30, 1996 as compared to the same periods of the prior year, primarily due to increased capacity and an increase in U.S. mail revenue. Other revenues increased 18.3 percent in the second quarter 1996 and 25.3 percent for the six months ended June 30, 1996, primarily due to increased charter activity.

      Operating expenses per ASM increased 6.3 percent for the three months and 6.1 percent for the six months ended June 30, 1996, primarily due to significantly higher jet fuel prices; the
4.3  cent per gallon federal jet fuel tax implemented September 30,
1995;   increased   Profitsharing  and  Employee   savings   plan
contributions;   and  higher  aircraft  engine  overhaul   costs.
Excluding jet fuel costs and related taxes, operating expenses per ASM for the three and six month periods ended June 30, 1996, were up 3.6 percent.



                     Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                                                 Three months ended
                                                       June 30,
                                                    Increase       Percent
                                      1996   1995   (decrease)      change
Salaries, wages, and benefits         2.21   2.15         .06         2.8
Profitsharing and Employee
    savings plans                      .33    .28         .05        17.9
Fuel and oil                          1.14   1.00         .14        14.0
Maintenance materials
   and repairs                         .66    .59         .07        11.9
Agency commissions                     .37    .35         .02         5.7
Aircraft   rentals                     .45    .47        <.02>       <4.3>
Landing fees and other rentals         .45    .44         .01         2.3
Depreciation                           .45    .43         .02         4.7
Other  operating  expenses            1.50   1.40         .10         7.1
       Total                          7.56   7.11         .45         6.3

                                                     Six Months ended
                                                          June 30,

                                                         Increase   Percent
                                    1996     1995       (decrease)  change
Salaries, wages and benefits         2.24    2.21         .03        1.4
Profitsharing and Employee
    savings plans                     .26     .20         .06       30.0
Fuel and oil                         1.11     .99         .12       12.1
Maintenance materials
    and repairs                       .65     .60         .05        8.3
Agency commissions                    .35     .35           -         -
Aircraft rentals                      .46     .46           -         -
Landing fees and other rentals        .46     .46           -         -
Depreciation                          .46     .43         .03        7.0
Other operating expenses             1.50    1.36         .14       10.3
     Total                           7.49    7.06         .43        6.1



      Salaries, wages, and benefits per ASM increased 2.8 percent and 1.4 percent for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods of the prior year, primarily due to an increase in Reservation Sales Agent wages and higher health costs.

      The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which
became  amendable  May  31,  1996.   Southwest  is  currently  in
negotiations with TWU for a new contract.

      Profitsharing and Employee savings plans expense per ASM increased 17.9 percent and 30.0 percent for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year primarily due to higher earnings subject to profitsharing in 1996.

     Fuel and oil expense per ASM increased 14.0 percent and 12.1 percent in second quarter 1996 and the six month period then ended due to higher jet fuel prices. The average price paid for jet fuel in the three month and six month periods ended June 30, 1996 was $.6280 and $.6101 per gallon, respectively, compared to $.5437 and $.5374 for the corresponding periods in 1995. Since the end of the second quarter 1996, fuel prices have averaged approximately $.6156 per gallon.

      Maintenance materials and repairs per ASM increased 11.9 percent and 8.3 percent for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of 1995, primarily as a result of higher engine overhaul costs and increased scheduled airframe inspections during second quarter 1996.

      Agency commissions per ASM increased by 5.7 percent for second quarter 1996 and remained unchanged for the six months ended June 30, 1996. The second quarter increase is primarily due to an increase in passenger revenues per ASM and a consistent mix of travel agency sales.

      Aircraft rentals per ASM decreased 4.3 percent for second quarter 1996 and remained unchanged for the six months ended June
30, 1996. The decrease in the second quarter was primarily due to a lower percentage of the aircraft fleet being leased.

      Depreciation expense per ASM increased 4.7 percent for second quarter 1996 and 7.0 percent for the six months ended June 30, 1996 as compared to the same periods of 1995 due to leased aircraft representing a lower percentage of the total fleet as discussed above.

      Other operating expenses per ASM increased 7.1 percent  and
10.3 percent for the three and six month periods ended June 30, 1996, respectively. These increases were primarily due to the recently implemented jet fuel tax, which resulted in approximately $8.4 million and $15.9 million of additional expense for the three and six month periods ended June 30, 1996.

      Other expenses (income) for the three and six month periods ended June 30, 1996, included interest expense, interest income, and nonoperating gains and losses. Interest expense increased in the first half of 1996 as compared to the first half of 1995 due to the March 1995 issuance of $100 million of 8 percent senior unsecured Notes due March 2005. Capitalized interest decreased for the three month and six month periods ended June 30, 1996, as a result of certain amendments to aircraft purchase contracts during third quarter 1995 that affected the timing of payments. Interest income increased for the six months ended June 30, 1996 due to higher invested cash balances.

Material Changes in Financial Condition

     Net cash provided by operating activities was $222.2 million for the three months ended June 30, 1996. During June 1996, the Company generated $132.0 million from the sale/leaseback of four Boeing 737 aircraft. During the twelve months ended June 30, 1996, cash of $522.1 million was provided from operations. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      For the twelve months ended June 30, 1996, net capital expenditures were $704.1 million, which were primarily for the purchase of 27 new 737-300 aircraft and progress payments for future aircraft deliveries.

      The  Company  opened service to Orlando, Florida  in  April
1996,  and  recently  announced expansion  to  Providence,  Rhode
Island beginning October 1996.

      As  of  June  30,  1996  and since 1990,  the  Company  had authority  from  its  Board of Directors  to  purchase  3,750,000 shares  of its common stock from time-to-time on the open market.
No shares have been purchased since 1990.

      The Company's contractual commitments at June 30, 1996, consist primarily of scheduled aircraft acquisitions. Seven 737-300s are scheduled for delivery in the remainder of 1996, and seventeen in 1997. Four 737-700s are scheduled for delivery in
1997,  16  in 1998, 16 in 1999, 15 in 2000, and 12 in  2001.   In
addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,331.6 million at June 30, 1996 due as follows: $180.6 million in 1996; $575.4 million in 1997; $446.9 million in 1998; $551.2 million in 1999; $351.0 million in
2000; and $226.5 million in 2001. The Company believes Boeing will deliver two 737-300 aircraft in late December 1996 that were previously scheduled to be delivered in early January 1997. This change in the delivery schedule is not reflected in the commitment and funding amounts above.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 1996 of $478.3 million, internally generated funds, and a revolving credit line with a group of banks of up to $460 million (none of which had been drawn at June 30, 1996). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on May 16, 1996. At the meeting the following matters were voted on by security holders:

            1. 94,329,231 shares of stock were voted against a shareholder proposal requesting that the Company
                provide   preferential  fares   to   shareholders
                attending   the   annual  shareholders   meeting,
                3,629,459 were voted for the proposal, 4,375,629 abstained, and there were 19,442,557 broker non-votes.

            2.  109,831,029  shares  of  stock  were   voted   for
                approval of the 1996 Incentive Stock Option  Plan
                and   1996   Non-Qualified  Stock  Option   Plan,
                11,017,292  were  voted  against  approval,   and
                928,555 abstained.

           3.   102,347,475  shares  of  stock  were   voted   for
                approval  of an Officer's Stock Option Agreement,
                18,404,059  were  voted  against  approval,   and
                1,025,342 abstained.

            4. 113,039,223 shares of stock were voted to approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock, 7,904,058 were voted against the amendment, and 833,595 abstained.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                (3.1) Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Articles of Amendment to the Articles of Incorporation of Southwest Airlines Co. filed May 31, 1996.

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

                                SOUTHWEST AIRLINES CO.

August 13, 1996                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS

Exhibit
Number                      Exhibit

(3.1)      Restated  Articles  of  Incorporation  of   Southwest
           (incorporated   by  reference  to  Exhibit  4.1  to   Southwest's
           Registration   Statement  on  Form  S-3  (File  No.   33-52155));
           Articles of Amendment to the Articles of Incorporation of Southwest Airlines Co. filed May 31, 1996.


(11.1)    Computation of Earnings Per Share


(27)      Financial Data Schedule