Form 10-Q
period 1996-09-30
SOUTHWEST AIRLINES CO
filed 1996-11-13
CIK 92380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 1996 OR

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

     Number of shares of Common Stock outstanding as of the close of business on November 6, 1996:

                            145,031,619

                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
                Item 1. Financial Statements
                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                     September 30, 1996     December 31, 1995
ASSETS
Current assets:
 Cash and cash equivalents                  $594,030         $317,363
 Accounts receivable                          84,299           79,781
 Inventories of parts and supplies            52,397           41,032
 Deferred income taxes                        11,531           10,476
 Prepaid expenses and other
    current assets                            31,697           24,484

    Total current assets                     773,954          473,136

Property and equipment:
 Flight equipment                          3,270,289        3,024,702
 Ground property and equipment               507,355          435,822
 Deposits on flight equipment
   purchase contracts                        217,461          323,864
                                           3,995,105        3,784,388
 Less allowance for depreciation           1,152,884        1,005,081
                                           2,842,221        2,779,307
Other assets                                   3,340            3,679

                                          $3,619,515       $3,256,122


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $133,144         $116,530
 Accrued liabilities                         369,504          349,419
 Air traffic liability                       206,083          131,156
 Current maturities of long-term debt         12,183           13,516

   Total current liabilities                 720,914          610,621

Long-term debt less current maturities       652,246          661,010
Deferred income taxes                        332,053          281,650
Deferred gains from sale and leaseback
  of aircraft                                280,165          245,154
Other deferred liabilities                    19,106           30,369
Stockholders' equity:
 Common stock                                144,985          144,033
 Capital in excess of par value              175,064          162,704
 Retained earnings                         1,294,982        1,120,581

   Total stockholders' equity              1,615,031        1,427,318
                                          $3,619,515       $3,256,122

See accompanying notes.

                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                              Three months ended          Nine months ended
                                 September 30,             September 30,
                               1996         1995         1996         1995
Operating revenues:
  Passenger                  $855,719     $735,275    $2,473,142   $2,042,378
  Freight                      19,677       16,160        58,668       47,165
  Other                        16,096       13,540        42,519       34,636
     Total operating
        revenues              891,492      764,975     2,574,329    2,124,179

Operating expenses:
  Salaries, wages, and
     benefits                 254,798      223,585       750,241      644,415
  Fuel and oil                126,239       92,034       345,757      264,090
  Maintenance materials
     and repairs               70,565       55,729       199,598      159,982
  Agency commissions           37,098       31,623       106,500       92,368
  Aircraft rentals             47,960       44,229       138,879      124,709
  Landing fees and other
     rentals                   49,158       41,803       140,003      121,779
  Depreciation                 46,171       38,826       136,295      114,382
  Other operating expenses    156,569      123,048       454,522      361,522
     Total operating
       expenses               788,558      650,877     2,271,795    1,883,247

Operating income              102,934      114,098       302,534      240,932

Other expenses (income):
  Interest expense             14,717       15,038        44,642       43,811
  Capitalized interest         (5,009)      (8,255)      (17,731)     (25,155)
  Interest income              (7,480)      (6,849)      (16,878)     (14,259)
  Nonoperating losses
     (gains), net                 463          (51)       (2,504)       1,485
     Total other expenses       2,691         (117)        7,529        5,882

Income before income taxes    100,243       114,215      295,005      235,050
Provision for income taxes     39,385        46,498      115,828       95,783

Net income                    $60,858       $67,717     $179,177     $139,267

Weighted average common
   and common equivalent
   shares outstanding         150,808       151,647      152,295      148,509
Net income per common and
   common equivalent share       $.40          $.45        $1.18         $.94

See accompanying notes.

                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)


                                Three months ended       Nine months ended
                                   September 30,            September 30,
                                   1996       1995        1996        1995
Net cash provided by
  operating activities          $82,033      $49,720    $445,924    $347,923

Investing activities:
 Net purchases of property
     and equipment             (161,503)    (213,855)   (495,250)   (572,141)

Financing activities:
 Issuance of long-term debt        -             -         -          98,811
 Payment of long-term debt
     and capital lease
     obligations                 (3,047)      (2,731)    (11,103)     (7,758)
 Payment of cash
     dividends                   (1,595)      (1,438)     (6,216)     (5,741)
 Proceeds from aircraft sale
     and leaseback
     transactions               198,000      130,000     330,000     321,650
  Proceeds from Employee
     stock plans                  1,857        3,163      13,312       8,475

Net cash provided by
     financing activities       195,215      128,994     325,993     415,437

Net increase (decrease) in
     cash and cash
     equivalents                115,745      (35,141)    276,667     191,219
Cash and cash equivalents at
     beginning of period        478,285      400,898     317,363     174,538

Cash and cash equivalents at
     end of period             $594,030     $365,757    $594,030    $365,757

Cash payments for:
  Interest, net of amount
     capitalized                $17,276      $14,270     $35,220     $25,381

  Income taxes                  $36,556      $44,449     $58,447     $52,276


See accompanying notes.

                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements

      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 1996 and 1995 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1995.

      2. Dividends - During the three month periods ended September 30, 1996, June 30, 1996, and March 31, 1996, dividends of $.011 per share were declared on the 144,956,331, 144,715,343, and 144,452,894 shares of common stock then outstanding, respectively. During the three month periods ended September 30, 1995, June 30, 1995, and March 31, 1995, dividends of $.01 per share were declared on the 143,840,928, 143,648,993, and 143,411,223 shares of common stock then outstanding, respectively.

      3. Leases - During third quarter 1996, the Company completed transactions for the sale and leaseback of six new Boeing 737 aircraft. The lease terms, which require periodic lease payments through May 2021, increased the Company's commitments for operating leases by $355.7 million.

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


Item 2.   Management's Discussion and Analysis of  Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                              Three months ended           Nine months ended
                                September 30,                September 30,
                           1996        1995           1996          1995
Revenue passengers
     carried               12,846,516   11,682,228    36,826,493    33,299,341
Revenue passenger miles
     (RPMs) (000s)          7,333,497   6,252,006     19,979,952    17,450,334
Available seat miles
     (ASMs) (000s)         10,479,825   9,216,522     30,286,698    26,663,719
Load factor                     70.0%       67.8%          66.0%         65.4%
Average length of
     passenger haul               571         535            543           524
Trips flown                   191,979     174,312        558,788       508,107
Average passenger fare         $66.61      $62.94         $67.16        $61.33
Passenger revenue yield
     per RPM                   $.1167      $.1176         $.1238        $.1170
Operating revenue yield
     per ASM                   $.0851      $.0830         $.0850        $.0797
Operating expenses per ASM     $.0752      $.0706         $.0750        $.0706
Average fuel cost per gallon   $.6615      $.5460         $.6279        $.5404
Number of employees at
     period-end                23,066      19,748         23,066        19,748
 Size of fleet at period-end      241         219            241           219


Material Changes in Results of Operations

       Consolidated  net  income  for  the  three  months   ended
September 30, 1996 was $60.9 million ($.40 per share) compared with $67.7 million ($.45 per share) earned in third quarter 1995.

      Consolidated operating revenues increased 16.5 percent for the third quarter of 1996 and 21.2 percent for the nine months ended September 30, 1996, as compared to the corresponding periods of the prior year, primarily as a result of a 16.4 percent and 21.1 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from a 17.3 percent and 14.5 percent increase in revenue passenger miles (RPMs) for the three and nine month periods ended September 30, 1996, respectively, coupled with a 5.8 percent and
9.5 percent increase in average passenger fare over these same periods.

      Available seat miles (ASMs) increased 13.7 percent and 13.6 percent in third quarter 1996 and the nine month period ended September 30, 1996, respectively, resulting in load factors of
70.0 percent and 66.0 percent for these same periods. The increase in ASMs resulted primarily from the addition of 22 aircraft since third quarter 1995.

      The reimposition of the ten percent federal excise tax negatively impacted revenues in third quarter 1996. The ticket tax was reinstated on August 27, 1996 and is currently expected to expire again on December 31, 1996.

      In celebration of the Company's 25th Anniversary, Southwest launched a fare sale in July for travel between August 19 and October 31, 1996. The sale was extremely popular and resulted in record advance bookings, with more than four and a half million seats sold. Although July and early August load factors and revenues were negatively impacted by the telephone line congestion experienced during our sale, the load factor for the month of September 1996 was positively impacted, up 9.5 points over September 1995's performance. The October load factor of
72.2 percent also compared favorably to last year's load factor of 60.0 percent. Although passenger revenue yield per RPM for the month of October was down due to the fare sale, passenger revenue per ASM increased compared to October 1995. Thus far, November and December traffic and bookings also look strong. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advanced booking trends.)

      Consolidated freight revenues increased 21.8 percent in the third quarter of 1996 and 24.4 percent for the nine months ended September 30, 1996 as compared to the same periods of the prior year, primarily due to increased capacity, as well as an increase in United States mail services. Other revenues increased 18.9 percent in the third quarter 1996 and 22.8 percent for the nine months ended September 30, 1996, primarily due to increased charter revenue.

      Operating expenses per ASM increased 6.5 percent and 6.2 percent for the three months and nine months ended September 30, 1996, respectively, primarily due to significantly higher jet fuel prices; the 4.3 cent per gallon federal jet fuel tax implemented October 1, 1995; and higher aircraft maintenance costs. Excluding jet fuel costs and related taxes, operating expenses per ASM for the three and nine month periods ended September 30, 1996, were up 3.0 percent and 3.5 percent, respectively.

      Unit costs are expected to increase in fourth quarter 1996 versus fourth quarter 1995 primarily due to higher jet fuel prices and higher advertising costs from our recent expansion into Providence, Rhode Island, the upcoming expansion into Jacksonville, Florida, and our launch of the "Freedom" advertising campaign. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of fuel prices.)

                         Southwest Airlines Co.
               Consolidated Operating Expenses per ASM
                  (in cents except percent change)

                                         Three months ended
                                            September 30,
                                                      Increase     Percent
                                    1996     1995    (decrease)    change
Salaries, wages, and benefits       2.17     2.12          .05        2.4
Profitsharing and Employee
  savings plans                      .26      .30         (.04)     (13.3)
Fuel and oil                        1.20     1.00          .20       20.0
Maintenance materials
  and repairs                        .68      .61          .07       11.5
Agency commissions                   .35      .34          .01        2.9
Aircraft rentals                     .46      .48         (.02)      (4.2)
Landing fees and other rentals       .47      .45          .02        4.4
Depreciation                         .44      .42          .02        4.8
Other operating expenses            1.49     1.34          .15       11.2

     Total                          7.52     7.06          .46        6.5

                                         Nine months ended
                                           September 30,
                                                         Increase     Percent
                                  1996       1995       (decrease)    change
Salaries, wages, and benefits     2.22       2.18          .04          1.8
Profitsharing and Employee
  savings plans                     .26       .24          .02          8.3
Fuel and oil                       1.14       .99          .15         15.2
Maintenance materials
  and repairs                       .66       .60          .06         10.0
Agency commissions                  .35       .35            -           -
Aircraft rentals                    .46       .47         (.01)       (2.1)
Landing fees and other rentals      .46       .45          .01         2.2
Depreciation                        .45       .43          .02         4.7
Other operating expenses           1.50      1.35          .15        11.1

     Total                         7.50      7.06          .44         6.2



      Salaries, wages, and benefits per ASM increased 2.4 percent and 1.8 percent for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods of the prior year, primarily due to an increase in Reservation Sales Agent wages.

      The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which
became  amendable  May  31,  1996.   Southwest  is  currently  in
negotiations with TWU to amend the contract.

      Profitsharing and Employee savings plans expense per ASM decreased 13.3 percent for the three months ended September 30,1996 and increased 8.3 percent for the nine months ended September 30, 1996, respectively, as compared to the same periods of the prior year based on the profitability of the corresponding period.

     Fuel and oil expense per ASM increased 20.0 percent and 15.2 percent in third quarter 1996 and the nine month period then ended due to higher jet fuel prices. The average price paid for jet fuel in the three and nine month periods ended September 30, 1996 was $.6615 and $.6279 per gallon, respectively, compared to $.5460 and $.5404 for the corresponding periods in 1995. Since the end of third quarter 1996, fuel prices have averaged approximately $.73 per gallon.

      Maintenance materials and repairs per ASM increased 11.5 percent and 10.0 percent for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of 1995, primarily as a result of higher engine overhaul costs and increased scheduled airframe inspections during 1996.

      Agency commissions per ASM increased by 2.9 percent for the third quarter 1996 and remained unchanged for the nine months ended September 30, 1996. Management believes that the third quarter 1996 increase is due to an increase in the use of travel agents in July as a result of telephone line congestion during the fare sale.

      Aircraft rentals per ASM decreased 4.2 percent and 2.1 percent for the three and nine month periods ended September 30, 1996, compared to the corresponding periods of 1995. The decrease was primarily due to a lower percentage of the aircraft fleet being leased.

     Landing fees and other rentals per ASM increased 4.4 percent and 2.2 percent for the three and nine month periods ended September 30, 1996, respectively, compared to the corresponding periods of 1995 primarily due to increases in landing fee rates. Management expects fourth quarter 1996 increases to appear high due to a $4.9 million airport credit received in fourth quarter 1995.

     Depreciation expense per ASM increased 4.8 percent for third quarter 1996 and 4.7 percent for the nine months ended September 30, 1996 as compared to the same periods of 1995 due to owned aircraft representing a higher percentage of the total fleet.

      Other operating expenses per ASM increased 11.2 percent and
11.1 percent for the three and nine month periods ended September 30, 1996, respectively. These increases were primarily due to the 4.3 cent per gallon jet fuel tax as well as increased advertising costs resulting from the October 1996 expansion into Providence, Rhode Island.

     Other expenses (income) for the three months and nine months ended September 30, 1996 included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased in the first nine months of 1996 as compared to the first nine months of 1995 due to the March 1995 issuance of $100 million of 8 percent senior unsecured Notes due March 2005. Capitalized interest decreased for the nine month period ended September 30, 1996 as a result of certain amendments to aircraft purchase contracts during third quarter 1995 that affected the timing of payments. Interest income increased for the three and nine months ended September 30, 1996 due to higher invested cash balances.

Material Changes in Financial Condition

      Net cash provided by operating activities was $82.0 million for the three months ended September 30, 1996. During third quarter 1996, the Company generated $198.0 million from the sale/leaseback of six Boeing 737 aircraft. During the twelve months ended September 30, 1996, cash of $554.4 million was provided from operations. This cash was primarily used to finance aircraft-related expenditures and provide working capital.

      For the twelve months ended September 30, 1996, net capital expenditures were $651.8 million, which were primarily for the purchase of 22 new 737-300 aircraft and progress payments for future aircraft deliveries.

      The  Company opened service to Providence, Rhode Island  on
October   27,   1996   and   recently  announced   expansion   to
Jacksonville, Florida beginning January 1997.

       In September 1996, the Company's Board of Directors reaffirmed a 1990 authorization for the Company to purchase shares of its common stock from time-to-time on the open market. The authorization reaffirmed the purchase of up to 2,500,000 shares. No shares have been purchased pursuant to this authority since 1990.

      The Company's contractual commitments at September 30, 1996 consist primarily of scheduled aircraft acquisitions. Five 737-300s are scheduled for delivery in fourth quarter 1996 and 15 in 1997. Four 737-700s are scheduled for delivery in 1997, 16 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the
Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments is approximately $2,220.7 million at September 30, 1996 due as follows: $89.8 million in 1996; $564.1 million in 1997; $444.5 million in 1998; $548.9 million in 1999; $348.7 million in 2000; and $224.7 million in 2001.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 1996 of $594.0 million, internally generated funds, and a revolving credit line with a group of banks of up to $460 million (none of which had been drawn at September 30, 1996). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $114.4 million public debt securities which it currently intends to utilize for aircraft financings in 1997.


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

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (11.1)    Computation of Earnings Per Share
               (27)      Financial Data Schedule

          b)   Reports on Form 8-K

               The  following report on Form  8-K  was
               filed during the quarter:

                     Form  8-K dated September 17, 1996 was filed
              for the purpose of filing certain exhibits in connection with, and incorporated by references into Southwest Airlines Co. Registration Statement on Form S-3 (File No. 33-59113), as declared effective on May 9, 1995, relating to Pass Through Certificates, Series 1996-A.



                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.



November 13, 1996                 /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)


                        INDEX TO EXHIBITS


Exhibit
Number                      Exhibit


(11.1)              Computation of Earnings Per Share

(27)                Financial Data Schedule