Form 10-K405
period 1996-12-31
SOUTHWEST AIRLINES CO
filed 1997-03-21
CIK 92380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission File No. 1-7259
                             SOUTHWEST AIRLINES CO.
             (Exact name of registrant as specified in its charter)

              TEXAS                                    74-1563240
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                     identification no.)

       P.O. BOX 36611
       DALLAS, TEXAS                                        75235-1611
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:  (214) 792-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                       ON WHICH REGISTERED
       -------------------                       -------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of Common Stock held by nonaffiliates as of February 28, 1997:

                                 $3,350,000,000

   Number of shares of Common Stock outstanding as of the close of business on February 28, 1997:

                               145,335,143 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

       Proxy Statement for Annual Meeting of
              Shareholders, May 15, 1997:                PART III

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

      At yearend 1996, Southwest operated 243 Boeing 737 aircraft and provided service to 50 airports in 49 cities in 24 states throughout the United States. Southwest commenced service to Jacksonville, Florida in January 1997, and has recently announced that it will commence service to Jackson, Mississippi in August 1997.

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

FUEL

      The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon for scheduled carrier service over the past five years was as follows:

                           1992                      $.61
                           1993                      $.59
                           1994                      $.54
                           1995                      $.55
                           1996                      $.65

      The Company is unable to predict the extent of future fuel cost changes. The Company has standard industry arrangements with major fuel suppliers. Standard industry fuel contracts do not provide material protection against price increases or for assured availability of supplies. The Company's principal hedging program utilizes the purchase of crude oil call options at a nominal premium and at volumes of up to 30% of its annual fuel requirements. Although market conditions can significantly impact the price of jet fuel, at present these conditions have not resulted in an inadequate supply of jet fuel. For more discussion of current jet fuel costs and the impact of these costs on the Company's operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

REGULATION

      Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979 (Competition Act), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Arkansas, Louisiana, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states." Southwest does not interline or offer joint fares with any other air carrier at Love Field. The Competition Act does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field to points beyond Texas and the four contiguous states.

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

      Several bills have been introduced in Congress with a goal of "reforming" the Federal Aviation Administration ("FAA") by, among other things, modifying the method of funding the FAA. For information regarding the impact of the lapse and reinstatement of the 10% federal excise tax on operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations. At the current time, Southwest is unable to predict how these issues will be resolved and what impact, if any, resolution of these uncertainties will have on future operating results or financial condition.

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

      Environmental. The Airport Noise and Capacity Act of 1990 (ANCA) requires the phase out of Stage 2 airplanes (which meet less stringent noise emission standards than later model Stage 3 airplanes) in the contiguous 48 states by December 31, 1999. FAA rules establish a future interim compliance date for ANCA of December 31, 1998. An operator may comply by either implementing a reduction of the operator's base level, as defined in ANCA, of Stage 2 aircraft by at least 75 percent at December 31, 1998, or by operating a fleet that is at least 75 percent Stage 3 by December 31, 1998. Operation of Stage 2 aircraft after December 31, 1999 is prohibited, subject, however, to an extension of the final compliance date to December 31, 2003, if at least 85 percent of the aircraft used by the operator in the contiguous United States will comply with Stage 3 noise levels by July 1, 1999 and the operator successfully obtains a waiver from the FAA of the December 31, 1999 final phaseout date. Statutory requirements to obtain a waiver include a determination by the FAA that the waiver is in the public interest or would enhance competition or benefit service to small communities. There is no assurance that such a waiver is obtainable.

      The Company's fleet, as of December 31, 1996, consisted of 47 Stage 2 aircraft and 196 Stage 3 aircraft, yielding a Stage 3 percentage of over 80 percent. Accordingly, the Company exceeds the Stage 3 fleet percentage requirement for the December 31, 1998 interim compliance date.

      As of December 31, 1996, of the 47 Stage 2 aircraft operated by the Company, 26 are leased from third parties and 21 are owned by the Company. Because the Company already complies with the December 31, 1998 interim compliance requirement of a 75 percent Stage 3 fleet, the Company could operate all 47 of its Stage 2 aircraft until December 31, 1999. Based upon the Company's current schedule for delivery of new Stage 3 aircraft, including options, and the Company's planned retirement schedule for Stage 2 aircraft, assuming no hushkitting, the Company will achieve 85 percent compliance by July 1, 1999; however, the Company currently intends to hushkit at least 20 aircraft. This would qualify the Company to apply for a waiver from the final compliance date, which, if obtained, could permit the Company to continue operation of the then remaining Stage 2 aircraft until, at the latest, December 31, 2003.

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

MARKETING AND COMPETITION

       Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1996 was 410 miles with an average duration of approximately one hour. At yearend, Southwest served approximately 400 one-way nonstop city pairs with an average weekday frequency of just over 5 roundtrips per city pair.

      Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 80 percent of the Company's customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore, Burbank, Oakland, San Jose, Providence and Ft. Lauderdale airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, approximately 20 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required.

      Southwest does not interline with other domestic jet airlines, nor have any commuter feeder relationships. However, in late 1996 the Company entered into a marketing relationship with Icelandair, pursuant to which Icelandair may offer travel to Customers going between Cleveland and various foreign Icelandair destinations, via Baltimore. Southwest provides the transportation between Cleveland and Baltimore on its regularly scheduled service.

      Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

      In May 1994, the computer reservations systems (CRSs) owned by United Airlines (Apollo) and Continental Airlines (System One) disabled automated ticketing for Southwest travel. Rather than pay the fees associated with CRS participation in Apollo and System One, Southwest took the following actions:
Southwest introduced a Ticketless travel option, available system-wide in January 31, 1995, eliminating the need to print a paper ticket altogether; provided direct access to its own reservation system and ticketing for the 50 largest travel agencies (SWAT); instituted overnight delivery of Southwest-produced tickets for approximately 300 large travel agencies; and improved access to Ticket By Mail for direct Customers by reducing the time limit from seven days out from the date of travel to three days. Southwest also entered into a new arrangement with SABRE, the CRS in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering ticketless travel through the Company's home page on the Internet's World Wide Web at http://www.iflyswa.com. By December 31, 1996, approximately 50% of Southwest's customers were choosing the ticketless travel option.

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

FREQUENT FLYER AWARDS

      Southwest's frequent flyer program, Rapid Rewards (formerly The Company
Club), is based on trips flown rather than mileage. Rapid Rewards offers one free roundtrip travel award to any Southwest destination after flying eight roundtrips (or 16 one-way trips) on Southwest within a consecutive twelve-month period.

      The trips flown as credit towards a free travel award certificate are valid for twelve months only; the free travel award is automatically generated when earned by the Customer rather than allowing the Customer to bank the trip credits indefinitely; and the free travel award is valid for one year with an automatic expiration date. Based on the issuance of free travel awards to qualified members, coupled with the foregoing program characteristics and the use of "black out" dates for the free travel awards during peak holiday periods, the financial impact of free travel awards used on the Company's consolidated financial statements has not been material. Free travel awards redeemed were approximately 459,000, 417,000, and 279,000 during 1996, 1995, and 1994, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 1.9 percent in 1996, 1.9 percent in 1995, and 1.4 percent in 1994.

      The Company accounts for free travel awards using the incremental cost method, consistent with the other major airlines. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost to provide free transportation is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. The estimated incremental costs include passenger costs such as beverage and snack supplies, baggage claims, baggage handling, and liability insurance; operations costs such as security services, airport rentals, fuel, oil, and into-plane charges; and reservations costs, such as communications and system operations fees. The liability for free travel awards earned but not used at December 31, 1996 and 1995 was not material.

      The number of free travel awards for Southwest outstanding at December 31, 1996 and 1995 was approximately 404,000 and 295,000, respectively. These numbers do not include partially earned awards. The Company currently does not have a system to accurately estimate partially earned awards. However, these partially earned awards may equate to approximately 60-70 percent of the current outstanding awards. Since the inception of Rapid Rewards in 1987, approximately 15 percent of all award certificates have expired without being used.

EMPLOYEES

      At December 31, 1996, Southwest had 22,944 active employees, consisting of 6,228 flight, 1,049 maintenance, 13,148 ground customer service and 2,519 management, accounting, marketing, and clerical personnel.

      Southwest has ten collective bargaining agreements covering approximately 84 percent of its employees. Southwest's Customer service and reservation employees are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which becomes amendable in November 1997. Flight attendants are subject to an agreement with the Transportation Workers Union of America, AFL-CIO (TWU), which became amendable May 31, 1996 and is currently in negotiations. Fleet service employees are subject to an agreement with the TWU which becomes amendable in December 1999. The pilots are subject to an agreement with the Southwest Airlines Pilots' Association (SWAPA), which becomes amendable in September 1999 (described below). Flight dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which becomes amendable in November 1997. Aircraft cleaners and stock clerks; mechanics, flight simulator technicians and flight crew training instructors are represented by the International Brotherhood of Teamsters pursuant to separate agreements which become amendable in August 2000, August 2001, October 2000 and December 2000, respectively. The flight/ground school instructors are subject to an agreement with the Southwest Airlines Professional Instructors Association which becomes amendable in December 2000.

      In January 1995, Southwest's pilots ratified a ten-year labor contract that calls for no wage increases in the first five years and three percent annual wage increases in three of the last five years of the contract. Initially, the pilots received options to purchase approximately 14.5 million shares of Southwest common stock at $20 per share over the term of the contract; pilots hired subsequently receive additional grants at a five percent premium over then current fair market value, up to a total of 18,000,000 shares that can be issued under the stock option plan. Pilots are eligible for profitability bonuses of up to three percent of compensation in three of the first five years and profitability-based pay increases up to three percent in two of the second five years of the contract. The pilot group may choose to reopen the contract after five years, in which event all unexercised options will terminate on December 1, 1999.

ITEM 2. PROPERTIES

AIRCRAFT

      Southwest operated a total of 243 Boeing 737 aircraft as of December 31, 1996, of which 106 and 13 were under operating and capital leases, respectively. The remaining 124 aircraft were owned.

      In January 1994, Southwest entered into an agreement with The Boeing Company, pursuant to which Southwest is the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. As the launch customer, Southwest has agreed to purchase sixty-three Boeing 737-700 aircraft from 1997 to 2001, with options for an additional sixty-seven 737-700 aircraft from 1998 to 2004. The first four 737-700 aircraft will be delivered to the Company in late 1997.

      In total, at December 31, 1996, the Company had 78 firm orders and 67 options as follows:

 Type       Seats   1996    1997    1998    1999    2000    2001    2002    2003   2004
 ----       -----   ----    ----    ----    ----    ----    ----    ----    ----   ----

737-200     122      47      --      --      --      --      --      --      --      --
737-300     137     171      15      --      --      --      --      --      --      --
737-500     122      25      --      --      --      --      --      --      --      --
737-700     137      --       4      21      25      21      18      18      18       5

       The average age of the Company's fleet at December 31, 1996 was 7.9 years.

      For information regarding the Company's obligations under capital leases and noncancelable operating leases see Notes 4 and 5 to the Consolidated Financial Statements.

      For information concerning Southwest's aircraft purchase commitments, see
Note 2 to the Consolidated Financial Statements.

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

GROUND FACILITIES AND SERVICES

      Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field which houses three 737 simulators, and its corporate headquarters also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1996, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

      The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component overhauls and repairs for its airframes and engines, which comprise the majority of the annual maintenance costs.

      In recent years, many airports have increased or sought to increase the rates charged to airlines. The extent to which such charges are limited by statute and the ability of airlines to contest such charges has been subject to litigation and to administrative proceedings before the Department of Transportation. To the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports to airlines may increase substantially. Management cannot predict the magnitude of any such increase.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Southwest, their positions, and their respective ages (as of March 1, 1997) are as follows:

                                                                                                        OFFICER
                                                                                                      CONTINUOUSLY
         NAME                               POSITION                                    AGE              SINCE
         ----                               --------                                    ---              -----

Herbert D. Kelleher                 Chairman of the Board, President,                   65                1967
                                     and Chief Executive Officer

Colleen C. Barrett                  Executive Vice President-Customers                  52                1978
                                     and Corporate Secretary

Gary A. Barron                      Executive Vice President,                           52                1978
                                     Chief Operations Officer

John G. Denison                     Executive Vice President-                           52                1986
                                     Corporate Services

Gary C. Kelly                       Vice President-Finance,                             41                1986
                                     Chief Financial Officer

James F. Parker                     Vice President-General Counsel                      50                1986

Ron Ricks                           Vice President-Governmental Affairs                 47                1986

Joyce C. Rogge                      Vice President - Advertising and Promotions         39                1994

James C. Wimberly                   Vice President-Ground Operations                    44                1985


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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

PERIOD                  DIVIDEND            HIGH                    LOW
------                  --------            ----                    ---

   1996
       1st Quarter       $.011              $33.00                $22.13
       2nd Quarter        .011               33.25                 25.75
       3rd Quarter        .011               29.00                 21.38
       4th Quarter        .011               26.00                 20.63

   1995
       1st Quarter       $.01               $20.00                $16.38
       2nd Quarter        .01                25.75                 17.63
       3rd Quarter        .01                29.88                 23.63
       4th Quarter        .01                26.13                 19.75


         As of March 4, 1997, there were 9,457 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company re-employed Herbert D. Kelleher, effective as of January 1, 1996, as President and Chief Executive Officer under a five-year Employment Contract. Pursuant to this Contract, Mr. Kelleher was granted nonstatutory options to purchase, subject to his employment for four years, 144,395 shares of the Company's Common Stock at a purchase price of $1 per share and 500,000 shares at a purchase price of $23.50 per share, representing the composite tape closing sales price of the Common Stock on the New York Stock Exchange on January 2, 1996. One-fifth of the options are not subject to vesting and may be exercised at any time as to the underlying shares. Provided Mr. Kelleher remains in the continuous, full-time employ of the Company, the balance of the options will become exercisable in cumulative increments of one-fifth of the underlying shares each January 1 beginning January 1, 1997; provided that in the event of a change of control of the Company all of the options become immediately exercisable. Each of the options will expire ten years after it becomes exercisable. The options are not transferable by Mr. Kelleher other than by will or the laws of descent and distribution, and are exercisable during Mr. Kelleher's lifetime only by him. The options granted to Mr. Kelleher in 1996 are in addition to options granted to him pursuant to earlier employment agreements.

         During 1996, Mr. Kelleher exercised unregistered options to purchase Southwest Common Stock as follows:

Number of Shares Purchased      Exercise Price             Date of Exercise
--------------------------      --------------             ----------------
        67,500                     $1.00                      07/30/96
        33,750                      4.889                     07/30/96
        22,500                      4.889                     01/09/96
        45,000                      1.00                      01/09/96

         The issuance of the above options and shares to Mr. Kelleher were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement which has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 1996 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                                                             YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                        1996           1995           1994             1993             1992
                                                        ----           ----           ----             ----             ----
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues ............................   $ 3,406,170    $ 2,872,751    $ 2,591,933      $ 2,296,673      $ 1,802,979
   Operating expenses ............................     3,055,335      2,559,220      2,275,224        2,004,700        1,609,175
                                                     -----------    -----------    -----------      -----------      -----------
   Operating income ..............................       350,835        313,531        316,709          291,973          193,804
   Other expenses, net ...........................         9,473          8,391         17,186           32,336           36,361
                                                     -----------    -----------    -----------      -----------      -----------
   Income before income taxes and cumula-
      tive effect of accounting changes ..........       341,362        305,140        299,523          259,637          157,443
   Provision for income taxes (1) ................       134,025        122,514        120,192          105,353           60,058
                                                     -----------    -----------    -----------      -----------      -----------
   Income before cumulative effect of
      accounting changes (1) .....................       207,337        182,626        179,331          154,284           97,385
   Cumulative effect of accounting changes .......          --             --             --             15,259(2)        12,538(3)
                                                     -----------    -----------    -----------      -----------      -----------
   Net income (1) ................................   $   207,337    $   182,626    $   179,331      $   169,543      $   109,923
                                                     ===========    ===========    ===========      ===========      ===========

   Net income per common and common
      equivalent share before cumulative
      effect of accounting changes (1) ...........   $      1.37    $      1.23    $      1.22      $      1.05      $      0.68
   Cash dividends per common share ...............   $    .04400    $    .04000    $    .04000      $    .03867      $    .03533
   Total assets at period-end ....................   $ 3,723,479    $ 3,256,122    $ 2,823,071      $ 2,576,037      $ 2,368,856
   Long-term obligations at period-end ...........   $   650,226    $   661,010    $   583,071      $   639,136      $   735,754
   Stockholders' equity at period-end ............   $ 1,648,312    $ 1,427,318    $ 1,238,706      $ 1,054,019      $   879,536
OPERATING DATA:
   Revenue passengers carried ....................    49,621,504     44,785,573     42,742,602(5)    36,955,221(5)    27,839,284
   Revenue passenger miles (RPMs) (000s) .........    27,083,483     23,327,804     21,611,266       18,827,228       13,787,005
   Available seat miles (ASMs) (000s) ............    40,727,495     36,180,001     32,123,974       27,511,000       21,366,642
   Load factor ...................................          66.5%          64.5%          67.3%            68.4%            64.5%
   Average length of passenger haul (miles) ......           546            521            506              509              495
   Trips flown ...................................       748,634        685,524        624,476          546,297          438,184
   Average passenger fare ........................   $     65.88    $     61.64    $     58.44      $     59.97      $     58.33
   Passenger revenue yield per RPM ...............         12.07c.        11.83c.        11.56c.          11.77c.          11.78c.
   Operating revenue yield per ASM ...............          8.36c.         7.94c.         8.07c.           8.35c.           7.89c.
   Operating expenses per ASM ....................          7.50c.         7.07c.         7.08c.           7.25c.(6)        7.03c.
   Fuel cost per gallon (average) ................         65.47c.        55.22c.        53.92c.          59.15c.          60.82c.
   Number of employees at period-end .............        22,944         19,933         16,818           15,175           11,397
   Size of fleet at period-end (4) ...............           243            224            199              178              141


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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

YEAR IN REVIEW

Southwest and the airline industry continued to post record profits in 1996. Southwest's net income for the first half of 1996 benefitted from the lapse in the ten percent federal ticket tax on December 31, 1995. Net income for the second half of 1996 fell below year ago levels primarily due to significant increases in jet fuel prices.

Southwest continued to maintain our advantage as the low cost leader in the industry. Despite this advantage, we continue pursuing numerous cost reduction efforts, which have proven to be beneficial.

We added 22 new Boeing 737-300 aircraft to our fleet in 1996 and retired three -200s. Our fleet remains one of the youngest fleets in the industry with an average age of 7.9 years. In October 1997, we will be the launch customer for the new Boeing 737-700 aircraft. In total for 1997, we will accept delivery of 15 -300s and four -700s. We currently plan to retire four -200s in fourth quarter 1997.

Our expansion into Florida in 1996 has been successful with strong load factors. We added Jacksonville, Florida service beginning January 15, 1997. Service to Providence, Rhode Island, which began October 27, 1996, also looks promising. Our current plans for capacity growth in 1997 will be primarily directed to cities we presently serve, either with increased frequencies or new routes. We may begin service to one more new city later in 1997.

Proposed FAA "funding reform" continues to present uncertainty as to how or if any changes would impact Southwest. While Congress reinstated the ten percent ticket tax in August 1996, the tax lapsed again as of December 31, 1996. At the current time, Southwest is unable to predict how this FAA funding issue will be resolved and what impact, if any, resolution of this uncertainty will have on future operating results.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995 The Company's consolidated net income for 1996 was $207.3 million ($1.37 per share), as compared to the corresponding 1995 amount of $182.6 million ($1.23 per share), an increase of 13.5 percent.

OPERATING REVENUES Consolidated operating revenues increased by 18.6 percent in 1996 to $3,406.2 million, compared to $2,872.8 million for 1995. This increase in 1996 operating revenues was derived primarily from an 18.4 percent increase in passenger revenues. Revenue passenger miles (RPMs) increased 16.1 percent in 1996, compared to a 12.6 percent increase in available seat miles (ASMs), resulting in an increase in load factor from 64.5 percent in 1995 to 66.5 percent in 1996. The 1996 ASM growth resulted from the net addition of 19 aircraft during the year: 22 additions and three retirements.

In December 1995, because of the impasse in the federal budget, Congress allowed the ten percent federal ticket tax to lapse. This benefitted Southwest's revenues until late August when Congress reimposed the tax through December 31, 1996. The reimposition of the ticket tax negatively impacted revenues in third and fourth quarters 1996 as compared to revenue trends in the first half of 1996.

In celebration of the Company's 25th Anniversary, Southwest launched a fare sale in July for travel between August 19 and October 31, 1996. The sale was extremely popular and resulted in record advance bookings, with more than four and a half million seats sold. Although July and early August load factors and revenues were negatively impacted by the telephone line congestion experienced during the sale, revenues for September and October 1996 were positively impacted with very heavy passenger volumes.

Freight revenues in 1996 were $80.0 million, compared to $65.8 million in 1995. The 21.5 percent increase in freight revenues exceeded the 12.6 percent increase in ASMs for the same period primarily due to increased air freight volumes and United States mail services primarily resulting from the development of new markets added in 1995 and early 1996.

Other revenues increased by 23.3 percent in 1996 to $56.9 million, compared to $46.2 million in 1995. This increase is primarily due to increased charter revenue.

OPERATING EXPENSES Consolidated operating expenses for 1996 were $3,055.3 million, compared to $2,559.2 million in 1995, an increase of 19.4 percent, compared to the 12.6 percent increase in capacity. Operating expenses per ASM increased 6.1 percent in 1996 compared to 1995, primarily due to significantly higher jet fuel prices along with the 4.3 cent per gallon federal jet fuel tax implemented October 1, 1995. Excluding jet fuel costs and related taxes, operating expenses per ASM were up 3.1 percent in 1996 compared to 1995.

Unit costs are expected to increase in first quarter 1997 versus first quarter 1996, due to higher jet fuel prices. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of fuel prices.)

Operating expenses per ASM for 1996 and 1995 were as follows:

OPERATING EXPENSES PER ASM

--------------------------------------------------------------------------------
                                                                      PERCENT
                                1996          1995        INCREASE    CHANGE
--------------------------------------------------------------------------------
Salaries, wages,
         and benefits ...      2.22(cents)   2.17(cents)   .05(cents)   2.3%

Employee profitsharing
     and savings plans ..       .23           .23           --           --
Fuel and oil ............      1.19          1.01          .18         17.8

Maintenance materials and
         repairs ........       .62           .60          .02          3.3

Agency commissions ......       .35           .34          .01          2.9

Aircraft rentals ........       .47           .47           --           --

Landing fees and
         other rentals ..       .46           .44          .02          4.5

Depreciation ............       .45           .43          .02          4.7

Other ...................      1.51          1.38          .13          9.4
--------------------------------------------------------------------------------

TOTAL ...................      7.50(cents)   7.07(cents)   .43(cents)   6.1%
--------------------------------------------------------------------------------

Salaries, wages, and benefits per ASM increased 2.3 percent in 1996. This increase resulted primarily from a 16.2 percent increase in 1996 average headcount, which outpaced the 1996 capacity (ASM) increase of 12.6 percent, and offset a 0.8 percent decrease in average salary and benefits cost per Employee. The 16.2 percent increase in average headcount was primarily the result of a
24.3 percent increase in Reservations Sales Agents in 1996. Excluding Reservations Sales Agents, total average headcount increased 13.1 percent, in line with capacity.

Southwest's mechanics are subject to an agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the Teamsters), which became amendable August 16, 1995. The Company reached an agreement with the Teamsters which was ratified by its membership in March 1996. The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which became amendable May 31, 1996. Southwest is currently in negotiations with TWU to amend the contract.

Fuel and oil expenses per ASM increased 17.8 percent in 1996, primarily due to an 18.6 percent increase in the average jet fuel cost per gallon from 1995. The average price paid for jet fuel in 1996 was $.6547 compared to $.5522 in 1995. During fourth quarter 1996, the average cost per gallon increased 25.0 percent to $.7323 compared to $.5859 in fourth quarter 1995. In January 1997, fuel prices have averaged approximately $.76 per gallon.

Maintenance materials and repairs per ASM increased 3.3 percent in 1996 compared to 1995 primarily as a result of increased scheduled airframe inspections during 1996.

Agency commissions per ASM increased 2.9 percent in 1996 compared to 1995, which was slightly slower than the 5.2 percent increase in passenger revenues per ASM.

Landing fees and other rentals per ASM increased 4.5 percent in 1996 compared to 1995, which included an airport credit of $4.9 million.

Depreciation expense per ASM increased 4.7 percent in 1996 compared to 1995 due to an increase in the percentage of owned aircraft.

Other operating expenses per ASM increased 9.4 percent in 1996 compared to 1995. This increase was primarily due to increased advertising costs resulting from the expansion into Florida and Providence, Rhode Island, as well as a new advertising campaign; the 4.3 cents per gallon tax on commercial aviation jet fuel purchased for use in domestic operations, which became effective October 1, 1995; and increased airport security costs. The additional fuel tax increased 1996 and 1995 "other operating expenses" by $32.7 million and $7.4 million, respectively.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Capitalized interest decreased $9.1 million in 1996 as a result of certain amendments to aircraft purchase contracts during third quarter 1995 that affected the timing of payments. Interest income for 1996 increased $5.7 million primarily due to higher invested cash balances.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes decreased in 1996 to 39.3 percent from 40.2 percent in 1995. The decrease was primarily the result of lower effective state tax rates.

1995 COMPARED WITH 1994 The Company's consolidated net income for 1995 was $182.6 million ($1.23 per share), as compared to the corresponding 1994 amount of $179.3 million ($1.22 per share), an increase of
1.8 percent.

Operating Revenues Consolidated operating revenues increased by 10.8 percent in 1995 to $2,872.8 million, compared to $2,591.9 million for 1994. This increase in 1995 operating revenues was derived from a 10.5 percent increase in passenger revenues. RPMs increased 7.9 percent in 1995, compared to a 12.6 percent increase in ASMs, resulting in a decrease in load factor from 67.3 percent in 1994 to 64.5 percent in 1995. The 1995 ASM growth resulted from the addition of 25 aircraft during the year.

Freight revenues in 1995 were $65.8 million, compared to $54.4 million in 1994. The 21.0 percent increase in freight revenues exceeded the 12.6 percent increase in ASMs for the same period primarily due to increased air freight volumes and United States mail services primarily resulting from the development of new markets added throughout 1994 and 1995.

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

Fuel and oil expenses per ASM increased 1.0 percent in 1995, primarily due to a
2.4 percent increase in the average jet fuel cost per gallon from 1994. Jet fuel prices remained relatively stable throughout most of 1995, with quarterly averages through the first three quarters ranging from $.53 to $.55 per gallon. During fourth quarter 1995, the average cost per gallon increased to $.59 and, in January 1996, averaged approximately $.62 per gallon.

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

Other operating expenses per ASM decreased 2.8 percent in 1995 compared to 1994. This decrease was primarily due to operating efficiencies resulting from the transition of Morris operating functions to Southwest commencing first quarter 1994, and lower communications costs. Communications costs decreased approximately 15 percent per ASM primarily due to lower negotiated rates, increased reservations operations efficiencies, and enhancements to the Company's ticket delivery system.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which, among other things, included an assessment of a 4.3 cents per gallon tax on commercial aviation jet fuel purchased for use in domestic operations, which became effective September 30, 1995. This additional fuel tax increased 1995 "other operating expenses" by $7.4 million.

Other "Other expenses (income)" included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased $5.4 million in 1995 due to the March 1995 issuance of $100 million senior unsecured 8% Notes due 2005. Capitalized interest increased $5.0 million in 1995 as a result of higher levels of progress payments on aircraft compared to 1994. Interest income for 1995 increased $10.9 million primarily due to higher invested cash balances and higher short-term interest rates.

Income Taxes The provision for income taxes as a percentage of income before taxes was relatively unchanged year over year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $615.2 million in 1996, compared to $456.4 million in 1995. During 1996, additional funds of $330.0 million were generated from the sale and leaseback of ten new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $588.8 million).

During 1996, capital expenditures of $677.4 million primarily were for the purchase of 22 new 737-300 aircraft, one used 737-200 aircraft previously leased by the Company, and progress payments for future aircraft deliveries. At December 31, 1996, capital commitments of the Company consisted primarily of scheduled aircraft acquisitions.

The Company recently announced its intention to order 20 hushkits for our 737-200 fleet, with an option for 14 more, for delivery in 1997-1999. These hushkits, with an approximate cost of $1.0 million per aircraft, will make the Stage 2 -200 aircraft compliant with Stage 3 noise requirements.

As of January 1997, Southwest had 78 new 737s on firm order, including 19 to be delivered in 1997, with options to purchase another 67. Aggregate funding required for firm commitments approximated $1,960.1 million through the year 2001 of which $515.1 million related to 1997. See Note 2 to the Consolidated Financial Statements for further information.

In September 1996, the Company's Board of Directors reaffirmed a 1990 authorization for the Company to purchase shares of its common stock from time-to-time on the open market. The authorization reaffirmed the purchase of up to 2,500,000 shares. As of February 21, 1997, no shares have been purchased pursuant to this authority since 1990.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1996 of $581.8 million, internally generated funds, and a revolving credit line with a group of banks of up to $460 million (none of which had been drawn at December 31, 1996). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $114.4 million of public debt securities which it currently intends to utilize for aircraft financings in 1997.

Cash provided from operations was $456.4 million in 1995 as compared to $412.7 million in 1994. During 1995, additional funds of $321.7 million were generated from the sale and leaseback of ten new 737-300 aircraft subject to long-term operating leases (increasing total commitments for operating leases by $607.9 million). In addition, $98.8 million was generated from the March 1995 issuance of $100 million in senior unsecured 8% Notes due 2005. These proceeds were primarily used to finance aircraft-related capital expenditures and to provide working capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                        ERNST & YOUNG LLP

                                                        /s/ ERNST & YOUNG LLP

Dallas, Texas
January 23, 1997

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          December 31,
                                                      1996         1995
--------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ....................   $  581,841   $  317,363
  Accounts receivable ..........................       73,440       79,781
  Inventories of parts and supplies,
    at cost ....................................       51,094       41,032
  Deferred income taxes (Note 9) ...............       11,560       10,476
  Prepaid expenses and other current
    assets .....................................       33,055       24,484
                                                   ----------   ----------
      Total current assets .....................      750,990      473,136

Property and equipment, at cost (Notes 2 and 5):
  Flight equipment .............................    3,435,304    3,024,702
  Ground property and equipment ................      523,958      435,822
  Deposits on flight equipment
    purchase contracts .........................      198,366      323,864
                                                   ----------   ----------
                                                    4,157,628    3,784,388
  Less allowance for depreciation ..............    1,188,405    1,005,081
                                                   ----------   ----------
                                                    2,969,223    2,779,307
Other assets ...................................        3,266        3,679
                                                   ----------   ----------
                                                   $3,723,479   $3,256,122
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................   $  214,232   $  116,530
  Accrued liabilities (Note 3) .................      380,747      349,419
  Air traffic liability ........................      158,098      131,156
  Current maturities of long-term
    debt .......................................       12,327       13,516
                                                   ----------   ----------
      Total current liabilities ................      765,404      610,621

Long-term debt less current
  maturities (Note 4) ..........................      650,226      661,010
Deferred income taxes (Note 9) .................      349,987      281,650
Deferred gains from sale and
  leaseback of aircraft ........................      274,891      245,154
Other deferred liabilities .....................       34,659       30,369

Commitments and contingencies
  (Notes 2, 5, and 9)

Stockholders' equity (Notes 6 and 7):
  Common stock, $1.00 par value:
    680,000,000 shares authorized;
    145,112,090 and 144,033,273
    shares issued and
    outstanding in 1996 and
    1995, respectively .........................      145,112      144,033
  Capital in excess of par value ...............      181,650      162,704
  Retained earnings ............................    1,321,550    1,120,581
                                                   ----------   ----------
     Total stockholders' equity ................    1,648,312    1,427,318
                                                   ----------   ----------
                                                   $3,723,479   $3,256,122
                                                   ==========   ==========


SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             Years ended December 31,
                                    1996           1995           1994
--------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger ..................   $ 3,269,238    $ 2,760,756    $ 2,497,765
  Freight ....................        80,005         65,825         54,419
  Other ......................        56,927         46,170         39,749
                                 -----------    -----------    -----------
     Total operating revenues      3,406,170      2,872,751      2,591,933
OPERATING EXPENSES:
  Salaries, wages, and
    benefits (Note 8) ........       999,719        867,984        756,023
  Fuel and oil ...............       484,673        365,670        319,552
  Maintenance materials and
    repairs ..................       253,521        217,259        190,308
  Agency commissions .........       140,940        123,380        133,081
  Aircraft rentals ...........       190,663        169,461        132,992
  Landing fees and other
    rentals ..................       187,600        160,322        148,107
  Depreciation ...............       183,470        156,771        139,045
  Other operating expenses ...       614,749        498,373        456,116
                                 -----------    -----------    -----------
     Total operating expenses      3,055,335      2,559,220      2,275,224
                                 -----------    -----------    -----------
OPERATING INCOME .............       350,835        313,531        316,709
OTHER EXPENSES (INCOME):
  Interest expense ...........        59,269         58,810         53,368
  Capitalized interest .......       (22,267)       (31,371)       (26,323)
  Interest income ............       (25,797)       (20,095)        (9,166)
  Nonoperating (gains) losses,
   net .......................        (1,732)         1,047           (693)
                                 -----------    -----------    -----------
     Total other expenses ....         9,473          8,391         17,186
                                 -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ...       341,362        305,140        299,523
PROVISION FOR INCOME TAXES
  (NOTE 9) ...................       134,025        122,514        120,192
                                 -----------    -----------    -----------
NET INCOME ...................   $   207,337    $   182,626    $   179,331
                                 ===========    ===========    ===========

NET INCOME PER SHARE
  (NOTES 6, 7, AND 10) .......   $      1.37    $      1.23    $      1.22
                                 ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          Capital
                                                                                         in excess
                                                                             Common          of           Retained
                                                                             stock        par value       earnings      Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 ..........................................   $   142,756   $   141,168   $   770,095    $ 1,054,019

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ..........................................................           500         8,243            --          8,743

  Tax benefit of options exercised ....................................            --         2,335            --          2,335
  Cash dividends, $.04 per share ......................................            --            --        (5,722)        (5,722)

  Net income - 1994 ...................................................            --            --       179,331        179,331
                                                                          -----------   -----------   -----------    -----------
Balance at December 31, 1994 ..........................................       143,256       151,746       943,704      1,238,706

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ..........................................................           777         9,907            --         10,684

  Tax benefit of options exercised ....................................            --         1,051            --          1,051
  Cash dividends, $.04 per share ......................................            --            --        (5,749)        (5,749)

  Net income - 1995 ...................................................            --            --       182,626        182,626
                                                                          -----------   -----------   -----------    -----------
Balance at December 31, 1995 ..........................................   $   144,033   $   162,704   $ 1,120,581    $ 1,427,318

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ..........................................................         1,079        14,513            --         15,592

  Tax benefit of options exercised ....................................            --         4,433            --          4,433
  Cash dividends, $.044 per share .....................................            --            --        (6,368)        (6,368)

  Net income - 1996 ...................................................            --            --       207,337        207,337
                                                                          -----------   -----------   -----------    -----------
Balance at December 31, 1996 ..........................................   $   145,112   $   181,650   $ 1,321,550    $ 1,648,312
                                                                          ===========   ===========   ===========    ===========


SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                          Years ended December 31,
                                                       1996         1995         1994
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ............................   $ 207,337    $ 182,626    $ 179,331

          Adjustments to reconcile net income
            to cash provided by operating
              activities:
              Depreciation ......................     183,470      156,771      139,045

              Deferred income taxes .............      67,253       48,147       49,887

              Amortization of deferred gains
                   on sale and leaseback of
                   aircraft .....................     (18,263)     (24,286)     (30,341)

              Amortization of scheduled
               airframe overhauls ...............      20,539       17,337       14,216

              Changes in certain assets and
               liabilities:
                   Accounts receivable ..........       6,341       (4,089)      (5,208)
                   Other current assets .........     (19,534)     (11,857)         648

                   Accounts payable and
                       accrued liabilities.......     132,096       61,937       52,679

                   Air traffic liability ........      26,942       25,017        9,993
                   Other current liabilities ....       5,334        1,050       (4,690)

              Other .............................       3,713        3,789        7,106
                                                    ---------    ---------    ---------
                       Net cash provided by
                        operating activities ....     615,228      456,442      412,666


CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment ...    (677,431)    (728,643)    (788,649)
                                                    ---------    ---------    ---------
                       Net cash used in investing
                        activities ..............    (677,431)    (728,643)    (788,649)


CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of long-term debt ............          --       98,811           --

          Proceeds from aircraft sale and
              leaseback transactions ............     330,000      321,650      315,000

          Payment of long-term debt and capital
              lease obligations .................     (12,695)     (10,379)     (63,071)

          Payment of cash dividends .............      (6,216)      (5,749)      (5,722)

          Proceeds from Employee stock plans ....      15,592       10,693        8,743
                                                    ---------    ---------    ---------
                       Net cash provided by
                         financing activities ...     326,681      415,026      254,950
                                                    ---------    ---------    ---------

     NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS ...........................     264,478      142,825     (121,033)

     CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD .............................     317,363      174,538      295,571
                                                    ---------    ---------    ---------

     CASH AND CASH EQUIVALENTS AT END OF
          PERIOD ................................   $ 581,841    $ 317,363    $ 174,538
                                                    =========    =========    =========


     CASH PAYMENTS FOR:
     Interest, net of amount capitalized ........   $  36,640    $  25,277    $  26,598

     Income taxes ...............................      66,447       73,928       80,461

  SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that provides shorthaul, high frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been reclassified for comparison purposes.

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

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to residual values over periods ranging from 12 to 20 years for flight equipment and 3 to 30 years for ground property and equipment. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.

AIRCRAFT AND ENGINE MAINTENANCE The cost of engine overhauls and routine maintenance costs for aircraft and engine maintenance are charged to maintenance expense as incurred. Scheduled airframe overhaul costs are capitalized and amortized over the estimated period benefited, presently 8 years. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

REVENUE RECOGNITION Passenger revenue is recognized when transportation is provided. Tickets sold but not yet used are included in "Air traffic liability", which includes estimates that are evaluated and adjusted periodically. Any adjustments resulting therefrom are included in results of operations for the periods in which the evaluations are completed.

FREQUENT FLYER AWARDS The Company accrues the estimated incremental cost of providing free travel awards earned under its Rapid Rewards frequent flyer program.

ADVERTISING The Company expenses the production costs of advertising as incurred. Advertising expense for the years ended December 31, 1996, 1995, and 1994 was $109,136,000, $92,087,000, and $79,475,000, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations because, as discussed in Note 7, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

2. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Timing of payments pursuant to contractual commitments was affected favorably by third quarter 1995 amendments to certain aircraft purchase contracts, which modified future progress payment schedules. Fifteen 737-300 and four 737-700 aircraft are scheduled for delivery in 1997. Sixteen -700s are scheduled for delivery in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to sixty-seven -700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the -700s delivered subsequent to 1999. Aggregate funding needed for these commitments is approximately $1,960.1 million, subject to adjustments for inflation, due as follows: $515.1 million in 1997,

$420.0 million in 1998, $502.2 million in 1999, $318.3 million in 2000, and
$204.5 million in 2001.

The Company has historically used jet fuel and heating oil fixed price swap arrangements to hedge its exposure to price fluctuations on an insignificant percent of its annual fuel requirements. As of December 31, 1996, the Company had no open swap agreements, although the hedging program has not been discontinued. As of December 31, 1995, the Company had a heating oil swap agreement with a broker-dealer to exchange monthly payments on a notional quantity of 1,050,000 gallons during May 1996. Under the swap agreement, the Company paid or received the difference between the daily average heating oil price and a fixed price of $.46 per gallon.

The Company's principal hedging program utilizes the purchase of crude oil call options at a nominal premium and at volumes of up to 30 percent of its annual fuel requirements.

Gains and losses on hedging transactions are recorded as adjustments to fuel expense and have been insignificant. Any such future agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements. The Company does not anticipate such nonperformance.

3. ACCRUED LIABILITIES
(in thousands)

                                                     1996                1995
-------------------------------------------------------------------------------
Aircraft rentals ___________________               $121,384            $105,534

Employee profitsharing and
       savings plans (Note 8)_______                 61,286              55,253

Vacation pay _______________________                 44,763              38,777

Aircraft maintenance costs__________                 25,942              31,463

Taxes, other than income ___________                 25,574              22,478

Interest ___________________________                 21,853              22,326

Other ______________________________                 79,945              73,588
                                                   ----------------------------

                                                   $380,747            $349,419
                                                   ============================

4. LONG-TERM DEBT
(in thousands)

                                                      1996               1995
-------------------------------------------------------------------------------
9 1/4% Notes due 1998 ____________________          $100,000           $100,000

9.4% Notes due 2001 ______________________           100,000            100,000

8 3/4% Notes due 2003 ____________________           100,000            100,000

7 7/8% Notes due 2007 ____________________           100,000            100,000

8% Notes due 2005 ________________________           100,000            100,000
Capital leases (Note 5)                              165,610            177,696

Other ____________________________________                10                430
                                                    ---------------------------
                                                     665,620            678,126
Less current maturities  _________________            12,327             13,516

Less debt discount _______________________             3,067              3,600
                                                    ---------------------------
                                                    $650,226           $661,010
                                                    ===========================


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

During 1991, the Company issued $100 million of senior unsecured 9 1/4% Notes, $100 million of senior unsecured 9.4% Notes, and $100 million of senior unsecured 8 3/4% Notes due February 15, 1998, July 1, 2001, and October 15, 2003, respectively. Interest on the Notes is payable semi-annually. The Notes are not redeemable prior to maturity.

The fair values, based on quoted market prices, of these Notes at December 31, 1996, were as follows (in thousands):

9 1/4% Notes due 1998 _____________________                             $103,520

9.4% Notes due 2001  ______________________                              110,670

8 3/4% Notes due 2003 _____________________                              109,820

7 7/8% Notes due 2007 _____________________                              104,800

8% Notes due 2005 _________________________                              106,190

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through December 14, 1999 on a revolving credit basis up to $460 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the agent bank's prime rate, 0.275% over LIBOR, or 0.50% over domestic certificate of deposit rates. The commitment fee is 0.125% per annum. There were no outstanding borrowings under this agreement at December 31, 1996 or 1995.

5. LEASES

Total rental expense for operating leases charged to operations in 1996, 1995, and 1994 was $280,389,000, $247,033,000, and $198,987,000, respectively. The majority of the Company's terminal operations space, as well as 106 aircraft, were under operating leases at December 31, 1996. The amounts applicable to capital leases included in property and equipment were (in thousands):

                                                      1996               1995
-------------------------------------------------------------------------------
[S]
Flight equipment __________________                 $226,677           $223,844

Less accumulated amortization _____                  111,815            101,641

                                                    ---------------------------
                                                    $114,862           $122,203
                                                    ===========================

Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1996 were (in thousands):

                                                       CAPITAL           OPERATING
                                                       LEASES             LEASES
---------------------------------------------------------------------------------
      1997 _______________________                  $   25,858         $  243,253

      1998 _______________________                      32,026            223,479

      1999 _______________________                      20,245            215,553

      2000 _______________________                      16,871            213,798

      2001 _______________________                      17,391            208,460

After 2001 _______________________                     155,360          2,342,794
                                                    -----------------------------
Total minimum lease payments _____                      267,751         $3,447,337
                                                                       ==========
Less amount representing
   interest ______________________                      102,141
                                                    ----------
Present value of minimum
   lease payment _________________                     165,610

Less current portion _____________                      12,317
                                                    ----------
Long-term portion ________________                  $  153,293
                                                    ==========

The aircraft leases can generally be renewed, at rates based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.

6. COMMON STOCK

At December 31, 1996, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (35,257,962 shares) and upon exercise of rights (180,370,052 shares) pursuant to the Common Stock Rights Agreement, as amended (Agreement).

Effective July 18, 1996, the Company amended and restated the Agreement. The principal purpose of the amendment and restatement was to extend the Agreement by 10 years. Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right entitles its holder to purchase one share of common stock at an exercise price of $16.67 and is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0111 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $16.67 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

7. STOCK PLANS

At December 31, 1996, the Company had six stock-based compensation plans and other stock options outstanding, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation cost is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal the market prices of the underlying stock on the date of the grants. Compensation cost charged against income for other options outstanding was $649,778, $564,251, and $451,400 for 1996, 1995, and 1994, respectively.

The Company has five fixed option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 9,000,000 shares of common stock. Under the 1991 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 750,000 shares of common stock. All options granted under these plans have ten-year maximum terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1995 Southwest Airlines Pilots' Association Non-Qualified Stock Option Plan (SWAPA Plan), the Company may grant options to Pilots for up to 18,000,000 shares of common stock. An initial grant of approximately 14,500,000 shares was made on January 12, 1995 at an option price of $20.00 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in ten annual increments of ten percent. On September 1 of each year of the agreement, beginning September 1, 1996, additional options will be granted to Pilots that become eligible during that year. Additional options granted on September 1, 1996 vest in eight annual increments of 12.5 percent. Options under both grants must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination. In the event that the Southwest Airlines Pilots' Association exercises its option to make the collective bargaining agreement amendable on September 1, 1999, any unexercised options will be canceled on December 1, 1999.

Under the 1996 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 6,000,000 shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 575,000 shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under all fixed option plans, except the SWAPA Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the SWAPA Plan, for additional options granted each September 1, eligible Pilots will be required to pay a purchase price equal to 105 percent of the fair value of such stock on the date of the grant.

A summary of the status of the Company's five fixed option plans as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

                                           INCENTIVE PLANS         NON-QUALIFIED PLANS
                                           ---------------         -------------------
                                                     AVERAGE                     AVERAGE
                                                     EXERCISE                    EXERCISE
                                        OPTIONS *     PRICE      OPTIONS **       PRICE
                                        ---------     -----      ----------       -----
Outstanding December 31, 1993 ..       4,312,287  $      8.83      301,277    $      8.92
   Granted - Incentive Plans ...         794,714        29.02           --             --
   Granted - SWAPA Plan ........              --           --           --             --
   Granted - Other Non-Qualified
       Plans ...................              --           --       63,918          34.85
   Exercised ...................        (190,159)        8.23       (9,940)          7.85
   Surrendered .................        (104,880)       14.22           --             --
                                       ---------                ----------
Outstanding December 31, 1994 ..       4,811,962        12.07      355,255          13.61
  Granted - Incentive Plans ....         983,214        18.80           --             --
  Granted - SWAPA Plan .........              --           --   14,527,050          20.00
  Granted - Other Non-Qualified
      Plans ....................              --           --       93,315          18.77
   Exercised ...................        (275,058)        8.50      (60,510)         15.12
   Surrendered .................        (308,239)       12.71      (61,041)         19.61
                                       ---------                ----------
Outstanding December 31, 1995 ..       5,211,879        13.47   14,854,069          19.86
   Granted - Incentive Plans ...       1,670,344        25.18           --             --
  Granted - SWAPA Plan .........              --           --      466,200          23.82
  Granted - Other Non-Qualified
      Plans ....................              --           --       69,122          25.17
   Exercised ...................        (395,848)       10.27     (290,385)         17.89
   Surrendered .................        (250,446)       20.16      (94,985)         20.00
                                       ---------                ----------
Outstanding December 31, 1996 ..       6,235,929  $     16.54   15,004,021    $     20.04
                                       =========                ==========

Exercisable December 31, 1996 ..       1,237,517                 4,250,643

Available for granting in
    future periods .............       7,352,821                 3,854,504

          *Includes 1991 Incentive Stock Option Plan.  No options have been granted under the 1996 Incentive Stock Option Plan.
         **Includes 1991 Non-Qualified Stock Option Plan and SWAPA Plan. No options have been granted under the 1996 Non-Qualified Stock Option Plan.

The following table summarizes information about fixed stock options outstanding under the fixed option plans at December 31, 1996:

                                            Options Outstanding                          Options Exercisable
                           ------------------------------------------------------------------------------------------
                                                   Weighted-
                                                    Average          Weighted-                              Weighted-
                                 Number            Remaining          Average           Number               Average
    Range of                Outstanding at        Contractual         Exercise     Exercisable at            Exercise
 Exercise Prices               12/31/96              Life              Price          12/31/96                Price
----------------           ------------------        ----              -----      ------------------          -----
$6.02 to $7.81                      2,487,991        4.05 yrs.        $ 6.12                 682,231          $ 6.39
$11.33 to $16.87                      326,591        5.09              12.02                  71,291           12.07
$18.81 to $27.19                   18,248,078        8.09              20.71               4,572,348           20.33
$35.69 to $37.44                      177,290        7.02              37.29                 162,290           37.40
                           ------------------                                     ------------------
$6.02 to $37.44                    21,239,950        7.56 yrs.        $19.01               5,488,160          $18.99
                           ==================                                     ==================

The Company has granted options to purchase the Company's common stock related to employment contracts with the Company's president and chief executive officer. These options have terms of ten years from the date of grant or ten years from the date exercisable, depending upon the grant. The options vest and become fully exercisable over three or four years. In 1996, the Company granted 144,395 options with an exercise price of $1.00 per share and 500,000 options with an exercise price of $23.50 per share related to the 1996 employment agreement. None of the 1996 options granted were exercised in 1996, however, 128,879 were exercisable as of December 31, 1996. At December 31, 1996, 1995, and 1994, 1,897,898, 1,422,253, and 1,489,753 total options were outstanding.
Exercise prices range from $1.00 to $23.50 per share. Options for 168,750, 67,500, and 15,000 shares were exercised in 1996, 1995, and 1994, respectively.

Under the 1991 Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to a balance of 1,183,236 shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 309,446 shares in 1996, 388,339 shares in 1995, and 290,054 shares in 1994 at average prices of $23.05, $19.18, and $24.98, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 1996 and 1995, respectively: dividend yield of .16% and .21%; expected volatility of 35.4% and 36.9%; risk-free interest rate of 5.9% and 7.8%; and expected lives of 5.0 years for both periods. Assumptions for the stock options granted in 1996 to the Company's president and chief executive officer were the same as for the fixed option plans except for the weighted average expected lives of 8.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Employee stock options.

For purposes of pro forma disclosures the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows (in thousands except per share amounts):

                                                       1996              1995
                                                       ----              ----
Net income                 As reported               $207,337          $182,626
                           Pro forma                 $196,478          $167,907

Net income per share       As reported                  $1.37             $1.23
                           Pro forma                    $1.33             $1.14

The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

The weighted-average fair value of options granted under the five fixed option plans during 1996 and 1995 was $10.17 and $8.42, respectively, for the incentive plans, $9.24 and $7.97, respectively, for the SWAPA Plan, and $10.17 and $8.42, respectively, for other non-qualified plans. The weighted average fair value of options granted in 1996 to the Company's president and chief executive officer (no options were granted in 1995) was $13.98. The weighted-average fair value of each purchase right under the ESPP granted in 1996 and 1995, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $2.56 and $2.15, respectively.

8. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan (the Plan). Total profitsharing expense charged to operations in 1996, 1995, and 1994, was $59,927,000, $54,033,000, and
$52,782,000, respectively.

The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1996, 1995 and 1994 were $35,125,000, $28,954,000, and $19,817,000, respectively.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (in thousands):


                                                       1996              1995
-------------------------------------------------------------------------------
Deferred tax liabilities:

     Accelerated depreciation _____________          $467,372           $400,321

     Scheduled airframe overhauls _________            30,984             27,129

     Other ________________________________            78,195             68,458
                                                     ---------------------------
        Total deferred tax liabilities                576,551            495,908

Deferred tax assets:

     Deferred gains from sale and
        leaseback of aircraft ___________            114,514            106,119

     Capital and operating leases _______             58,252             54,472

     Alternative minimum tax credit
         carryforward ___________________              6,019             11,333

     Other ______________________________             59,339             52,810
                                                     ---------------------------
        Total deferred tax assets _______             238,124            224,734
                                                     ---------------------------
        Net deferred tax liability ______            $338,427           $271,174
                                                     ===========================

The provision for income taxes is comprised of the following (in thousands):

                                 1996                1995                1994
-------------------------------------------------------------------------------
Current:
  Federal ___________         $ 59,101            $ 64,420            $ 59,603

  State _____________            7,671               9,947              10,702
                              --------            --------            --------
   Total Current                66,772              74,367              70,305

Deferred:
  Federal ___________           60,967              44,580              46,470

  State _____________            6,286               3,567               3,417
                              --------            --------            --------
   Total deferred               67,253              48,147              49,887
                              --------            --------            --------

                              $134,025            $122,514            $120,192
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

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                 1996                1995               1994
-------------------------------------------------------------------------------

Tax at statutory
  U.S. tax rates ___          $119,477            $106,799            $104,833

Nondeductible items              5,168               4,488               3,689

State income taxes,
  net of federal
  benefit __________             9,072               8,784               9,177

Other, net _________               308               2,443               2,493
                              ________            ________            ________

Total income tax              $134,025            $122,514            $120,192
provision __________          ========            ========            ========

10.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed based on the weighted-average number of common and common equivalent shares outstanding (151,793,477 in 1996, 148,850,512 in 1995 and 147,305,374 in 1994). Fully
diluted earnings per share have not been presented as the fully dilutive effect of shares issuable upon the exercise of options under the Company's Stock Option Plans is not material.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                      --------------------------------------

1996                                MARCH 31    JUNE 30     SEPT. 30    DEC. 31
----                                --------    -------     --------    -------

Operating revenues                  $772,529    $910,308    $891,492    $831,841
Operating income                      57,393     142,206     102,934      48,302
Income before income taxes            54,771     139,989     100,243      46,359
Net income                            33,000      85,316      60,858      28,163
Net income per common and                .22         .56         .40         .19
   common equivalent share



                                                THREE MONTHS ENDED
                                      --------------------------------------

1996                                MARCH 31    JUNE 30     SEPT. 30    DEC. 31
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 1997. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

      See "Compensation of Executive Officers," incorporated herein by reference, from pages 6-9 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 4-5 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements:
         The financial statements included in Item 8 above are filed as part of this annual report.

      2. Financial Statement Schedules:
         There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

      3. Exhibits:

         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Article of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259).

         3.2 Bylaws of Southwest, as amended through February 1994 (incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

         4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit 4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)); Fifth and Sixth Amendments to Credit Agreement, dated March 10, 1995 and May 18, 1995, respectively (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7259).

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

         4.4 Amended and Restated Rights Agreement dated July 18, 1996 between Southwest and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration Statement on Form 8-A/A dated August 12, 1996 (File No. 1-7259)).

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

         4.11 Form of Global Security representing all 8% Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's Current Report on Form 8-K dated March 6, 1995 (File No. 1-
                    7259)).

         4.12 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A.

         4.13 Form of Global Security representing all 7 3/8% Debentures due 2027 (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated February 25, 1997 (File No. 1-7259)).

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

         10.2 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to
                  Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995 (incorporated by reference to Exhibit
                  10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1995 through March 29, 1996(incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7529)).

         *10.3 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1.

                  The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

         10.4 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1- 7259)).

         10.5 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.6 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

         10.7 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

         10.8     1991 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.9 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.10 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

         10.11 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.12 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.13 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

         10.14    1996 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

         10.15 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

         11       Computation of earnings per share.

         22       Subsidiaries of Southwest.

         23       Consent of Ernst & Young LLP, Independent Auditors.

         27       Financial Data Schedule.

-------------------------
* Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission.

         Southwest will furnish to the Commission supplementally upon request a copy of each other instrument with respect to the long-term debt of the Company.

         A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235- 1611.

(b)  There were no Form 8-K's filed during the fourth quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SOUTHWEST AIRLINES CO.

March 21, 1997
                                                    By /s/ Gary C. Kelly
                                                      -------------------------
                                                       Gary C. Kelly
                                                       Vice President-Finance,
                                                       Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 21, 1997 on behalf of the registrant and in the capacities indicated.


         Signature                               Capacity
         ---------                               --------

/s/ Herbert D. Kelleher                Chairman of the Board of Directors,
----------------------------           President and Chief Executive Officer
Herbert D. Kelleher

/s/ Gary C. Kelly                      Vice President-Finance
----------------------------           (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop                  Director
----------------------------
Samuel E. Barshop

/s/ Gene H. Bishop                     Director
----------------------------
Gene H. Bishop

/s/ C. Webb Crockett                   Director
----------------------------
C. Webb Crockett

/s/ William P. Hobby, Jr.              Director
----------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson                  Director
----------------------------
Travis C. Johnson

/s/ R.W. King                          Director
----------------------------
R. W. King

/s/ Walter M. Mischer, Sr.             Director
----------------------------
Walter M. Mischer, Sr.

/s/ June M. Morris                     Director
----------------------------
June M. Morris

                               INDEX TO EXHIBITS



         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Article of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259).

         3.2 Bylaws of Southwest, as amended through February 1994 (incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

         4.1 Credit Agreement dated December 15, 1990, between Southwest and Texas Commerce Bank - Dallas, N.A., as agent for itself and four other banks named therein, and such banks (incorporated by reference to Exhibit 4.1 on Southwest's Current Report on Form 8-K dated February 14, 1991 (File No. 1-7259)); First Amendment to Credit Agreement, dated April 4, 1991 and Second Amendment to Credit Agreement, dated December 14, 1991 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)); Third Amendment to Credit Agreement, dated December 14, 1992 (incorporated by reference in Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Fourth Amendment to Credit Agreement, dated December 14, 1993 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)); Fifth and Sixth Amendments to Credit Agreement, dated March 10, 1995 and May 18, 1995, respectively (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7259).

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

         4.4 Amended and Restated Rights Agreement dated July 18, 1996 between Southwest and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration Statement on Form 8-A/A dated August 12, 1996 (File No. 1-7259)).

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

         4.11 Form of Global Security representing all 8% Notes due 2005 (incorporated by reference to Exhibit 4 to Southwest's Current Report on Form 8-K dated March 6, 1995 (File No. 1-
                  7259)).

         4.12 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A.

         4.13 Form of Global Security representing all 7 3/8% Debentures due 2027 (incorporated by A reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated February 25, 1997 (File No. 1-7259)).

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

        10.2 Purchase Agreement No. 1405, dated July 23, 1987 between The Boeing Company and Southwest (with all amendments through March 29, 1990) (incorporated by reference to
                  Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-7259)); Amendments from April 1, 1990 through March 29, 1993 (incorporated by reference to Exhibit 10.3 on Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)); Amendments from March 29, 1993 through March 29, 1994 (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1994 through March 29, 1995 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Amendments from March 30, 1995 through March 29, 1996(incorporated by reference to Exhibit
                  10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7529)).

       *10.3 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form

                 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1.

                 The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

         10.4 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1- 7259)).

         10.5 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.6 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

         10.7 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

         10.8    1991 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.9 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.10 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

         10.11 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.12 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.13 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

         10.14   1996 Incentive Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

         10.15 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

         11      Computation of earnings per share.

         22      Subsidiaries of Southwest.

         23      Consent of Ernst & Young LLP, Independent Auditors.

         27      Financial Data Schedule.

-------------------------
* Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission.