Form 10-Q
period 1997-03-31
SOUTHWEST AIRLINES CO
filed 1997-05-15
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
              	     WASHINGTON, D.C. 20549
                        FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 1997     OR

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

     Number of shares of Common Stock outstanding as of the close of business on May 12, 1997:

     			      145,583,242


      		           SOUTHWEST AIRLINES CO.
                                FORM 10-Q
             Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
             		      Southwest Airlines Co.
   	                 CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                         March 31, 1997     December 31, 1996
ASSETS
Current assets:
     Cash and cash equivalents                 $652,412          $581,841
     Accounts receivable                         84,493            73,440
     Inventories of parts and supplies           50,171            51,094
     Deferred income taxes                       11,796            11,560
     Prepaid expenses and other                  24,245            33,055

           Total current assets                 823,117           750,990

Property and equipment:
     Flight equipment                         3,543,020         3,435,304
     Ground property and equipment              538,358           523,958
     Deposits on flight equipment
           purchase contracts                   188,924           198,366
                                              4,270,302         4,157,628
     Less allowance for depreciation          1,240,253         1,188,405
                                              3,030,049         2,969,223
Other assets                                      4,079             3,266

                                             $3,857,245        $3,723,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                          $143,718          $214,232
     Accrued liabilities                        397,821           380,747
     Air traffic liability                      184,178           158,098
     Income taxes payable                        17,517               -
     Current maturities of long-term debt        18,192            12,327

          Total current liabilities             761,426           765,404

Long-term debt less current maturities          739,188           650,226
Deferred income taxes                           358,013           349,987
Deferred gains from sale and leaseback
          of aircraft                           270,281           274,891
Other deferred liabilities                       28,465            34,659
Stockholders' equity:
     Common stock                               145,415           145,112
     Capital in excess of par value             183,632           181,650
     Retained earnings                        1,370,825         1,321,550

         Total stockholders' equity           1,699,872         1,648,312

                                             $3,857,245        $3,723,479


See accompanying notes.



	                       	      Southwest Airlines Co.
	                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
	                    (in thousands except per share amounts)
                                          (unaudited)

                                   Three months ended March 31,
                                   1997                  1996
Operating revenues:
     Passenger                     $849,106              $741,100
     Freight                         21,354                18,980
     Other                           16,635                12,449

     Total operating revenues       887,095               772,529

Operating expenses:
     Salaries, wages, and
         benefits                   265,794               237,365
     Fuel and oil                   134,075               103,867
     Maintenance materials
          and repairs                57,238                62,199
     Agency commissions              37,092                31,826
     Aircraft rentals                50,382                44,997
     Landing fees and other
         rentals                     49,011                45,443
     Depreciation                    48,386                44,014
     Other operating expenses       157,914               145,425

     Total operating expenses       799,892               715,136

Operating income                     87,203                57,393

Other expenses (income):
     Interest expense                15,225                14,902
     Capitalized interest            (4,422)               (6,904)
     Interest income                 (7,962)               (4,053)
     Nonoperating (gains)
          losses, net                   961                (1,323)
     Total other expenses             3,802                 2,622

Income before income taxes           83,401                54,771
Provision for income taxes           32,527                21,771

Net income                          $50,874               $33,000


Weighted average common
     and common equivalent
     shares outstanding             150,448               152,403

Net income per common and
     common equivalent share           $.34                  $.22


See accompanying notes.





                        Southwest Airlines Co.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)
                             (unaudited)

                                     Three months ended March 31,
                                     1997                  1996
Net cash provided by operating
     activities                      $ 93,511              $141,715

Cash flows from investing
     activities:
   Net purchases of property and
     equipment                       (115,850)             (132,354)

Cash flows from financing
     activities:
   Issuance of long-term debt          98,764                   -
   Payment of long-term debt and
     capital lease obligations         (4,944)               (6,558)
   Payment of cash dividends           (3,195)               (3,029)
   Proceeds from Employee stock
     plans                              2,285                 7,543

Net cash provided by (used in)
     financing activities              92,910                (2,044)

Net increase in cash
     and cash equivalents              70,571                 7,317
Cash and cash equivalents at
     beginning of period              581,841               317,363

Cash and cash equivalents at end
     of period                       $652,412              $324,680

Cash payments for:
     Interest, net of amount
        capitalized                   $20,827               $17,434
Income taxes                             $215                  $396


See accompanying notes.


     		      SOUTHWEST AIRLINES CO.
    Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 1997 and 1996 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. annual report on Form 10-K for the year ended December 31, 1996.

      2. Dividends - During the three-month period ended March 31, 1997, $.01155 per share in dividends were declared on the 145,335,143 shares of common stock then outstanding. During the three-month period ended March 31, 1996, $.011 per share in dividends were declared on the 144,452,894 shares of common stock then outstanding.

      3. Long-term debt - During February 1997, the Company issued $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. Interest on the Debentures is payable semi-annually on March 1 and September 1, commencing September 1, 1997. The Debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the Debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal of the Debentures and interest thereon discounted to the date of redemption plus accrued interest at the date of redemption.

      4. Recently issued accounting standard - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

     5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.



Item 2.   Management's Discussion and Analysis of Results of
	  Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three-month periods ended March 31, 1997 and 1996 are as follows:





                                                  Three months ended
                                                        March 31,
                                          1997         1996           Change
Revenue passengers carried                12,046,184   11,405,237      5.6%
Revenue passenger miles (RPMs) (000s)      6,533,046    5,837,118     11.9%
Available  seat  miles  (ASMs) (000s)     10,517,635    9,641,403      9.1%
Load factor                                    62.1%        60.5%      1.6 pts.
Average  length  of  passenger haul              542          512      5.9%
Trips flown                                  190,205      179,105      6.2%
Average passenger fare                        $70.49       $64.98      8.5%
Passenger revenue yield per RPM               $.1300       $.1270      2.4%
Operating revenue yield per ASM               $.0843       $.0801      5.2%
Operating expenses per ASM                    $.0761       $.0742      2.6%
Average fuel cost per gallon                  $.7145       $.5913     20.8%
Number of employees at period-end             23,544       20,804     13.2%
Size of fleet at period-end                      246          229      7.4%


Material Changes in Results of Operations

     Consolidated net income for the first quarter ended March 31, 1997 was $50.9 million ($.34 per share), as compared to first quarter 1996 net income of $33.0 million ($.22 per share), an increase of 54.2%. The increase in earnings was principally due to increased passenger revenues resulting from year-over-year increases in revenue passenger miles (RPMs) and passenger revenue yield per RPM.

      First quarter 1997 consolidated operating revenues increased
14.8  percent compared to first quarter 1996 primarily  due  to  a
14.6 percent increase in passenger revenues. The increase in passenger revenues resulted from an 11.9 percent increase in RPMs coupled with a 2.4 percent increase in yield per RPM.

      While RPMs in first quarter 1997 increased 11.9 percent, available seat miles (ASMs) increased 9.1 percent resulting in a load factor of 62.1 percent versus 60.5 percent for the first three months of 1996. The increase in ASMs resulted primarily from the net addition of 17 aircraft since first quarter 1996.

      The load factor for April 1997 was 60.8 percent, compared to the April 1996 load factor of 64.7 percent. Management believes the lower load factor for April 1997 was due to the 1997 Easter holiday falling in March rather than April as it did in 1996, coupled with modest fare increases in February 1997. Although load factor trends have improved since the Easter holiday and bookings for the remainder of the second quarter, at this point, are good, we do not expect to match the load factor performance of second quarter 1996. Additionally, the March 1997 reimposition of the ten percent federal excise tax may adversely impact revenue growth during second quarter 1997 versus second quarter 1996, which was not subject to any federal excise tax. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Consolidated freight revenues increased 12.5 percent in the first quarter of 1997 as compared to the same period in 1996, due to increased capacity, as well as an increase in United States mail services. Other revenues increased 33.6 percent in first quarter 1997, primarily due to increased revenues from the sale of frequent flyer credits to participating partners in the Rapid Rewards program.

      Operating expenses per ASM for first quarter 1997  increased
2.6 percent to $.0761, compared to $.0742 for first quarter 1996, primarily due to higher jet fuel prices and a $6.4 million increase in Profitsharing and Employee savings plan contributions, partially offset by lower aircraft engine overhaul costs.




                        Southwest Airlines Co.
                      Operating Expenses per ASM
                    (in cents except percent change)

                                                     Three months ended
                                                          March 31,
                                                             Increase  Percent
                                              1997    1996  (decrease) change
Salaries, wages, and benefits                 2.30    2.28    .02         .9
Employee  profitsharing and savings plans      .23     .19    .04       21.1
Fuel and oil                                  1.28    1.08    .20       18.5
Maintenance materials and repairs              .54     .64   (.10)     (15.6)
Agency commissions                             .35     .33    .02        6.1
Aircraft rentals                               .48     .47    .01        2.1
Landing fees and other rentals                 .47     .47      -         -
Depreciation                                   .46     .45    .01        2.2
Other operating expenses                      1.50    1.51   (.01)       (.7)
Total                                         7.61    7.42    .19        2.6


      The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which became amendable May 31, 1996. Southwest is currently in negotiations with TWU to amend the contract.

      Profitsharing and Employee savings plan expenses per ASM increased 21.1 percent from first quarter 1996 to first quarter 1997, primarily due to higher earnings available for profitsharing in 1997.

      Fuel and oil expense per ASM increased 18.5 percent in first quarter 1997 due to a 20.8 percent increase in the average jet fuel cost per gallon from the same period in 1996. The average price paid for jet fuel in first quarter 1997 was $.7145 per gallon, compared to $.5913 per gallon in first quarter 1996. Since the end of first quarter 1997, fuel prices have averaged approximately $.62 per gallon.

      Maintenance materials and repairs per ASM decreased 15.6 percent for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. The decrease was primarily due to performing fewer aircraft engine overhauls in first quarter 1997.

      Agency commissions per ASM increased 6.1 percent for the first quarter of 1997 as compared to the first quarter of 1996, primarily due to increased passenger revenues. First quarter 1997 agency commissions as a percentage of revenue were flat year over year.

      Aircraft rentals per ASM increased 2.1 percent for first quarter 1997 as compared to first quarter 1996 due to the sale-leaseback of ten aircraft in second and third quarter 1996.

      Depreciation expense per ASM increased 2.2 percent for first quarter 1997 as compared to first quarter 1996 due to owned aircraft representing a higher percentage of the total fleet.

      Other expense (income) for the first quarter 1997 included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased slightly in the first quarter 1997 due to the February issuance of $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. Capitalized interest decreased $2.5 million in first quarter 1997 as a result of certain amendments to aircraft purchase contracts that deferred the timing of advance payments. Interest income increased $3.9 million in first quarter 1997 due to higher invested cash balances.

Material Changes in Financial Condition

      Net cash provided by operating activities was $93.5 million for the three months ended March 31, 1997 and $567.0 million for the 12 months then ended. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      During the 12 months ended March 31, 1997, net capital expenditures were $660.9 million, which primarily related to the purchase of one previously leased 737-200 and 20 new 737-300 aircraft, of which six were subsequently sold and leased back, and progress payments for future aircraft deliveries.

      The Company opened service to Jacksonville, Florida on January 15, 1997 and recently announced expansion to Jackson, Mississippi beginning August 1997.

      As of March 31, 1997, the Company had authority from its Board of Directors to purchase up to 2,500,000 shares of its common stock from time to time on the open market. No shares have been purchased since 1990.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. Twelve 737-300s are scheduled for delivery in the remainder of 1997. Four 737-700s are scheduled for delivery in 1997, 21 in 1998, 16 in 1999, 15 in 2000, and 12 in
2001. In addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,015.4 million at March 31, 1997 due as follows: $457.7 million in 1997; $533.0 million in 1998; $502.3 million in 1999; $318.1 million in 2000; and $204.3 million in 2001.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 1997 of $652.4 million, internally generated funds, and a revolving credit line with a group of banks, which has recently been increased to $475 million (none of which had been drawn at March 31, 1997). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.





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

Item 2.   Changes in Securities

	  Recent Sales of Unregistered Securities

	  The Company re-employed Herbert D. Kelleher, effective as of January 1, 1996, as President and Chief Executive Officer under a five-year Employment Contract. Pursuant to this Contract, Mr. Kelleher was granted nonstatutory options to purchase, subject to his employment for four years, 144,395 shares at a purchase price of $23.50 per share, representing the composite tape closing sales price of the Common Stock on the New York Stock Exchange on January 2, 1996. One-fifth of the options are not subject to vesting and may be exercised at any time as to the underlying shares. Provided Mr. Kelleher remains in the continuous, full-time employ of the Company, the balance of the options will become exercisable in cumulative increments of one-fifth of the underlying
	  shares each January 1 beginning January 1, 1997; provided that in the event of a change of control of the Company all of the options become immediately exercisable. Each of the options will expire ten years after it becomes exercisable. The options are not transferable by Mr. Kelleher other than by will or the laws of descent and distribution, and are exercisable during Mr. Kelleher's lifetime only by him.

	  During the first quarter of 1997, Mr. Kelleher exercised unregistered options to purchase Southwest Common Stock as follows:



		  Number of Shares                            Date of
		  Purchased             Exercise Price        Exercise
		  123,750               $1.00                 1/14/97
		   33,750               $4.8889               1/14/97


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

	  None

Item 6.   Exhibits and Reports on Form 8-K

	  a)   Exhibits

	       (11.1) Computation of Earnings Per Share

	       (27)   Financial Data Schedule

	  b)   Reports on Form 8-K

           The Company filed the following Reports on Form
           8-K during the quarter:

           - Form 8-K dated February 24, 1997 for the purpose of filing certain exhibits, including financial statements, in connection with the issuance of $100,000,000 senior unsecured debentures due March 1, 2027.

           - Form 8-K dated February 27, 1997 for the purpose of filing the Terms Agreement and Form of Global Security as exhibits in connection with the issuance of $100,000,000 senior unsecured debentures due March 1, 2027.


                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOUTHWEST AIRLINES CO.

May 14, 1997                      /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer



             			 INDEX TO EXHIBITS


Exhibit
Number                      Exhibit

(11.1)    Computation of Earnings Per Share


(27)      Financial Data Schedule