Form 10-K/A
period 1996-12-31
SOUTHWEST AIRLINES CO
filed 1997-07-10
CIK 92380

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1

       AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1996

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

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report for the year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          3.   Exhibits:

               10.3 Purchase Agreement No. 1810, dated January 19, 1994
                    between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 13, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (filed herewith).

                    Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

Date:     July 9, 1997        SOUTHWEST AIRLINES CO.
                              Registrant

                              By:   /s/ Gary C. Kelly
                              Gary C. Kelly
                              Vice President - Finance, Chief Financial Officer

                                                                   Amended
                                                                Exhibit 10.3

                       Supplemental Agreement No. 1

                                    to

                        Purchase Agreement No. 1810

                                  between

                            The Boeing Company

                                    and

                          SOUTHWEST AIRLINES CO.

                 Relating to Boeing Model 737-7H4 Aircraft

     THIS SUPPLEMENTAL AGREEMENT, entered into as of February 26, 1997, by and between THE BOEING COMPANY, a Delaware corporation with its principal offices in Seattle, Washington, (Boeing) and SOUTHWEST AIRLINES CO., a Texas corporation with its principal offices in City of Dallas, State of Texas (Buyer);

     WHEREAS, the parties hereto entered into Purchase Agreement No. 1810 dated January 19, 1994, relating to Boeing Model 737-7H4 aircraft (the Agreement) and;

     WHEREAS, the parties desire to supplement the Agreement as hereinafter set forth to update the description of the Aircraft, revise the price for Special Features, Aircraft Basic Price and Advance Payment Base Price, delete any reference to Program Changes, update Exhibit A, change the warranty period in Exhibit B Part A, revise the Option Aircraft letter agreement, update the performance guarantees, revise the number of flight test hours, revise the training letter agreement, revise program changes in the Other Matters letter agreement, add new letter agreements for additional considerations, galley interchangeability, service ready validation program field test, escalation sharing, amortization of costs for customer unique changes, maintenance training and a price reconciliation for the Aircraft Basic Price.

     NOW THEREFORE, in consideration of the mutual covenants herein contained, the parties agree to amend the Agreement as follows:
_____________________
*** Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

                                   SA-1-1

1. The Table of Contents of the Agreement is deleted in its entirety and a new Table of Contents is attached hereto and incorporated into the Agreement by this reference.

2. Article 1, entitled "Subject Matter of Sale," paragraph 1.1 entitled "The Aircraft" is deleted in its entirety and replaced by a new paragraph
1.1. Such new paragraph 1.1 provides a new date of October 30, 1996 for the Boeing Detail Specification. Such new page 1-1 is attached hereto and incorporated into the Agreement by this reference.

3. Article 3, entitled "Price of Aircraft", paragraph 3.2 entitled "Aircraft Basic Price" is revised by ***. Paragraph 3.3 entitled "Aircraft Price," subparagraph 3.3.1 is revised ***. Such new paragraph 3.2 and subparagraph 3.3.1 provide the new Aircraft Basic Price for the Aircraft. Paragraph 3.4 entitled "Advance Payment Base Price," subparagraph 3.4.1 entitled "Advance Payment Base Price" is revised by updating the Advance Payment Base Prices because of the new Aircraft Basic Price and by using current escalation factors as of the date of this Supplemental Agreement. Such new pages 3-1 and 3-2 are attached hereto and incorporated into the Agreement by this reference.

4.   Article 7, entitled "Changes to the Detail Specification," paragraph
7.2 "Program Changes" is deleted in its entirety because Program Changes are not a part of the Agreement. Paragraph 7.3 entitled "Change Orders" becomes paragraph 7.2 and page 7-2 is deleted in its entirety. Such new page 7-1 is attached hereto and incorporated into the Agreement by this reference.

5. Exhibit A, entitled "Aircraft Configuration" is deleted in its entirety and replaced by a new Exhibit A reflecting the configuration reached between Buyer and Boeing. Such new Exhibit A is attached hereto and incorporated into the Agreement by this reference.

6. Exhibit B, entitled "Product Assurance Document," Part A entitled "Boeing Warranty," paragraph 4 entitled "Warranty Periods and Claims," subparagraphs 4.1.1 and 4.1.2 and Paragraph 8 entitled "Reimbursement for Certain Inspection Labor Costs," subparagraph 8.1.1 is revised by deleting 36 months and inserting 48 months. A new revised Part A is attached hereto and incorporated into the Agreement by this reference.

                                SA-1-2

7. Letter Agreement No. 6-1162-RLL-933 entitled "Option Aircraft" is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-933R1 attached hereto and incorporated herein by this reference. The letter agreement was revised by adding four (4) Option Aircraft in the preamble for a total of sixty-seven (67) Option Aircraft. Article 1, entitled "Delivery of Option Aircraft" is revised by adding two (2) each 737-7H4 Option Aircraft to the Block G delivery stream in the months August and October 1999. Article 2 entitled "Delivery of Rollover Option
Aircraft," subparagraph 2.2.1 is revised by changing the quantity of Option Aircraft from sixty-three (63) to sixty-seven (67). *** August and October 1999. Paragraph 5 entitled "Option Exercise," subparagraph 5.2 is revised by deleting in the last sentence of the paragraph the words advance payment and inserting the words option deposit. A new paragraph 8 entitled "Confidential Treatment" is added to the body of the letter agreement. Attachment A, Paragraph 1 entitled "Option Aircraft Description and
Changes", subparagraph 1.1 entitled "Aircraft Description" is revised by inserting a new date for the Detail Specification and deleting reference to items 1, 2, and subparagraphs a, b, c, and d. The configuration items listed in paragraphs 1, 2, and subparagraphs a, b, c, and d are now included in the Detail Specification with the new date. Paragraph 1.3 entitled "Program Changes" is deleted in its entirety because Program
Changes are no longer a part of the Agreement.  Paragraph 1.4 entitled
"Effect of Changes" becomes paragraph 1.3. Paragraph 2 entitled "Price Description," subparagraph 2.1 entitled "Price Elements Per Aircraft" is revised by adding the August and October 1999 Option Aircraft to the Aircraft Delivery Mo. and Yr. column and by deleting the Aircraft and Estimated Special Features Price, Estimated Escalation and Advance Payment
Base Price Columns and replacing the columns with the respective new pricing elements. Paragraph 2 entitled "Price Description," paragraph 2.3 entitled "Price Adjustments for Option Aircraft Delivering from January
2002 through December 2006," subparagraph 2.3.5 entitled "Base Price Adjustments," is revised by ***.

8.   Letter Agreement No. 6-1162-RLL-934 entitled "Disclosure of
Confidential Information" is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-934R1 which is attached hereto and incorporated herein by this reference. The letter agreement was revised to update the list of confidential letter agreements.

9. Letter Agreement No. 6-1162-RLL-935 entitled "Aircraft Performance Guarantees" is deleted in its entirety and replaced with Letter Agreement

                                 SA-1-3

No. 6-1162-RLL-935R1 which is attached hereto and incorporated herein by this reference. The letter agreement was revised to ***.

10. Letter Agreement No. 6-1162-RLL-936 entitled "Certain Contractual Matters," is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-936R1 which is attached hereto and incorporated herein by this reference. ***

11. Letter Agreement No. 6-1162-RLL-939 entitled "Certification Flight Test Aircraft" is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-939R1 which is attached hereto and incorporated herein by this reference. ***

12. Letter Agreement No. 6-1162-RLL-940 entitled "Training Matters" is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-940R1 which is attached hereto and incorporated herein by this reference.
The letter agreement was revised to incorporate our mutual agreement based upon ***.

13. Letter Agreement No. 6-1162-RLL-941 entitled "Other Matters," is deleted in its entirety and replaced with Letter Agreement No. 6-1162-RLL-941R1 which is attached hereto and incorporated herein by this reference.
The letter agreement was revised by deleting paragraph 4 entitled "Program Changes" because Article 7.2 of the Agreement and Article 1.3 of Attachment
A to Letter Agreement No 6-1162-RLL-933, both entitled "Program Changes" have been deleted from the Agreement.

14. Letter Agreement No. 6-1162-RLL-1855 entitled "Additional Contractual Matters" is incorporated into the Agreement by this reference.

15. Letter Agreement No. 6-1162-RLL-1856 entitled *** is incorporated into the Agreement by this reference.

16.  Letter Agreement No. 6-1162-RLL-1857 entitled "Service Ready
Validation Program Field Test" is incorporated into the Agreement by this reference.

17. Letter Agreement No. 6-1162-RLL-1858 entitled "Escalation Matters" is incorporated into the Agreement by this reference.

                               SA-1-4

18. Letter Agreement No. 6-1162-RLL-2036 entitled "Amortization of Costs for Customer Unique Change Requests" is incorporated into the Agreement by this reference.

19. Letter Agreement No. 6-1162-RLL-2037 entitled "Reconciliation of the Aircraft Basic Price" is incorporated into the Purchase Agreement by this reference.

20. Letter Agreement No. 6-1162-RLL-2073 entitled "Maintenance Training Matters" is incorporated into the Purchase Agreement by this reference.

21. This Supplemental Agreement will become effective upon its execution and the execution of Supplemental Agreement No. 22 to Purchase Agreement No. 1405.

22.  Within three business days of execution of this Supplemental
Agreement, Boeing will return ***.

The Agreement will be deemed to be supplemented to the extent herein provided and as so supplemented will continue in full force and effect.

EXECUTED IN DUPLICATE as of the day and year first above written.

THE BOEING COMPANY                    SOUTHWEST AIRLINES CO.



By:     /s/ R. Leo Lyons              By:   /s/ Gary A. Barron
   -----------------------               ----------------------

Its:    Attorney-In-Fact              Its:  EVP-COO
     ---------------------                ---------------------

                           SA-1-5

                              TABLE OF CONTENTS


                                                       Page      SA
                                                       Number  Number
                                                       ------  -------
 ARTICLES
 --------

 1.        Subject Matter of Sale . . . . . . . . . . . 1-1    SA-1

 2.        Delivery, Title and Risk
           of Loss. . . . . . . . . . . . . . . . . . . 2-1

 3.        Price of Aircraft. . . . . . . . . . . . . . 3-1    SA-1

 4.        Taxes. . . . . . . . . . . . . . . . . . . . 4-1

 5.        Payment. . . . . . . . . . . . . . . . . . . 5-1

 6.        Excusable Delay. . . . . . . . . . . . . . . 6-1

 7.        Changes to the Detail
           Specification. . . . . . . . . . . . . . . . 7-1   SA-1

 8.        Federal Aviation Requirements and
           Certificates and Export License. . . . . . . 8-1

 9.        Representatives, Inspection,
           Flights and Test Data. . . . . . . . . . . . 9-1

 10.       Assignment, Resale or Lease. . . . . . . . .10-1

 11.       Termination for Certain Events . . . . . . .11-1

 12.       Product Assurance; Disclaimer and
           Release; Exclusion of Liabilities;
           Customer Support; Indemnification
           and Insurance. . . . . . . . . . . . . . . .12-1

 13.       Buyer Furnished Equipment and
          Spare Parts. . . . . . . . . . . . . . . . .13-1

 14.       Contractual Notices and Requests . . . . . .14-1

 15.       Miscellaneous. . . . . . . . . . . . . . . .15-1

                            SA-1-6

                                TABLE OF CONTENTS

                                                                   SA
                                                                 Number
                                                                 ------
      EXHIBITS
      --------
      A        Aircraft Configuration                              SA-1

      B        Product Assurance Document                          SA-1

      C        Customer Support Document

      D        Price Adjustments Due to
               Economic Fluctuations - Aircraft

      E        Buyer Furnished Equipment
               Provisions Document

      F        Defined Terms Document


      LETTER AGREEMENTS

      1810-1   Waiver of Aircraft Demonstration Flight

                                  SA-1-7

                             TABLE OF CONTENTS

                                                               SA
                                                             Number
                                                             ------

 RESTRICTED LETTER AGREEMENTS
 ----------------------------

 6-1162-RLL-932              Promotional Support

 6-1162-RLL-933R1            Option Aircraft                    SA-1

 6-1162-RLL-934R1            Disclosure of Confidential         SA-1
                             Information

 6-1162-RLL-935R1            Aircraft Performance Guarantees    SA-1

 6-1162-RLL-936R1            Certain Contractual Matters        SA-1

 6-1162-RLL-937              Alternate Advance Payment Schedule

 6-1162-RLL-938              ***

 6-1162-RLL-939R1            Certification Flight Test Aircraft SA-1

 6-1162-RLL-940R1            Training Matters                   SA-1

 6-1162-RLL-941R1            Other Matters                      SA-1

 6-1162-RLL-942              Open Configuration Matters

 6-1162-RLL-943              Substitution Rights

 6-1162-RLL-944              Airframe Maintenance Material Cost
                             Protection Program

 6-1162-RLL-945              Comparison of 737-7H4 and 737-3H4
                             Block Fuel Burn

 6-1162-RLL-1855             Additional Contractual Matters     SA-1

 6-1162-RLL-1856             ***                                SA-1

 6-1162-RLL-1857             Service Ready Validation Program
                             Field Test                         SA-1

 6-1162-RLL-1858             Escalation Matters                 SA-1

                                 SA-1-8

                          TABLE OF CONTENTS CON'T

                                                                     SA
                                                                   Number
                                                                   ------

 RESTRICTED LETTER AGREEMENTS

 6-1162-RLL-2036              Amortization of Costs for
                              Customer Unique Change Requests         SA-1

 6-1162-RLL-2037              Reconciliation of the Aircraft
                              Basic Price                             SA-1

 6-1162-RLL-2073              Maintenance Training Matters            SA-1


                                SA-1-9

ARTICLE 1.   Subject Matter of Sale.

             1.1 The Aircraft. Subject to the terms and conditions of this Agreement, Boeing will manufacture and deliver to Buyer and Buyer will purchase and accept delivery from Boeing of sixty-three (63) Boeing Model 737-7H4 aircraft (the Aircraft) manufactured in accordance with Boeing
Detail Specification D6-38808-1, dated October 30, 1996, as described in Exhibit A, as modified from time to time in accordance with this Agreement (Detail Specification).

             1.2 Additional Goods and Services. In connection with the sale of the Aircraft, Boeing will also provide to Buyer certain other things under this Agreement, including data, documents, training and services, all as described in this Agreement.

             1.3 Performance Guarantees. Any performance guarantees applicable to the Aircraft will be expressly included in this Agreement. Where performance guarantees are included in this Agreement other than within the Detail Specification, such guarantees will be treated as being incorporated in the Detail Specification by this reference.

             1.4 Defined Terms. For ease of use, certain terms are treated as defined terms in this Agreement. Such terms are identified with a capital letter and set forth and/or defined in Exhibit F.

                               1-1

ARTICLE 3.  Price of Aircraft.

            3.1    Definitions.

                   3.1.1 Special Features are the features incorporated in Exhibit A which have been selected by Buyer.

                   3.1.2 Base Aircraft Price is the Aircraft Basic Price excluding the price of Special Features.

                   3.1.3 Aircraft Basic Price is comprised of the Base Aircraft Price and the price of the Special Features.

                   3.1.4 Economic Price Adjustment is the adjustment to the Aircraft Basic Price (Base Aircraft and Special Features) as calculated pursuant to Exhibit D.

                   3.1.5 Aircraft Price is the total amount Buyer is to pay for the Aircraft at the time of delivery.

            3.2    Aircraft Basic Price.

                   The Aircraft Basic Price, expressed in July 1992 dollars, is set forth below:

                   Base Aircraft Price:       $***
                   Special Features           $***

                   Aircraft Basic Price       $***

            3.3 Aircraft Price. The Aircraft Price will be established at the time of delivery of such Aircraft to Buyer and will be the sum of:

                   3.3.1  the Aircraft Basic Price, which is ***; plus

                   3.3.2 the Economic Price Adjustments for the Aircraft Basic Price, as calculated pursuant to the formulas set forth in Exhibit D (Price Adjustments Due to Economic Fluctuations - Aircraft); plus

                   3.3.3 other price adjustments made pursuant to this Agreement or other written agreements executed by Boeing and Buyer.

                                  3-1

            3.4    Advance Payment Base Price.

                   3.4.1 Advance Payment Base Price. For advance payment purposes, the following estimated delivery prices of the Aircraft (Advance Payment Base Price) have been established, using currently available forecasts of the escalation factors used by Boeing as of the date of signing this Agreement. The Advance Payment Base Price of each Aircraft is set forth below:


                 Month and Year of           Advance Payment Base
                 Scheduled Delivery          Price per Aircraft
                 ------------------          --------------------
                            Block A Aircraft ***


                 October 1997                    $
                 November 1997                   $

                            Block B Aircraft ***

                 January 1998                    $
                 February 1998                   $
                 March 1998                      $
                 April 1998                      $
                 May 1998                        $
                 June 1998                       $
                 July 1998                       $
                 September 1998                  $

                            Block C Aircraft ***

                 February 1999                   $
                 May 1999                        $
                 July 1999                       $
                 September 1999                  $

                            Block D Aircraft ***

                 January 2000                    $
                 March 2000                      $
                 July 2000                       $
                 September 2000                  $

                                   3-2


                            Block E Aircraft ***

                 January 2001                    $
                 March 2001                      $
                 July 2001                       $
                 September 2001                  $

ARTICLE 7.  Changes to the Detail Specification.

            7.1 Development Changes. Boeing may, at its own expense and without Buyer's consent, incorporate Development Changes in the Detail Specification and the Aircraft prior to delivery to Buyer. Development Changes are defined as changes to the basic specification for Model 737-700 aircraft that do not affect the Aircraft Purchase Price or adversely affect Aircraft delivery, guaranteed weight, guaranteed performance or compliance with the interchangeability or replaceability requirements set forth in the Detail Specification. If Boeing makes changes pursuant to this paragraph, Boeing will promptly notify Buyer of such changes.

            7.2 Change Orders. The Detail Specification and associated provisions of this Agreement may be amended by Change Order or other written agreement, which will state the particular changes to be made and any effect on design, performance, weight, balance, time of delivery, Aircraft Basic Price and Advance Payment Base Price.


                                    15-1

                      AIRCRAFT CONFIGURATION

                              between

                        THE BOEING COMPANY

                                and

                      SOUTHWEST AIRLINES CO.


               Exhibit A to Purchase Agreement Number 1810

                      AIRCRAFT CONFIGURATION

                      Dated February 26, 1997

                            relating to

                   BOEING MODEL 737-7H4 AIRCRAFT


     The Detail Specification is Boeing Detail Specification D6-38808-1, dated October 30, 1996. Such Detail Specification will be comprised of Boeing Configuration Specification DC-38808, dated September 7, 1993, as amended to incorporate the applicable specification language to reflect the effect of the changes set forth in the Change Requests listed below, including the effects of such changes on Manufacturer's Empty Weight (MEW) and Operating Empty Weight (OEW). Such Change Requests are set forth in Boeing Document D6-38808-1. As soon as practicable, Boeing will furnish to Buyer copies of the Detail Specification, which copies will reflect the effect of such changes. The Aircraft Basic Price reflects and includes all effects of such changes of price, except such Aircraft Basic Price does not include the price effects of Change Requests changing Buyer Furnished Equipment to Seller Purchased Equipment.

                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR / TITLE                                                      92$
=========================================================   ==========
 0000DC3182                                                      NC
 MISCELLANEOUS DEVELOPMENT CHANGES
 STATUS: ACCEPT

 0110CG3018                                                      IB
 737-700 CONFIGURATION
 STATUS: ACCEPT

 0160MS3171                                                      NC
 AIRPLANE IDENTIFICATION NUMBERS - SERIAL,
 REGISTRY, MODE S, FLIGHT RECORDER ID
 STATUS: ACCEPT

 0310CH3332                                                     ***
 INCREASE CERTIFIED MAXIMUM TAKEOFF WEIGHT -
 138,500 IN LIEU OF 133,000
 STATUS: ACCEPT

 0352CG3023                                                      NC
 AIRPLANE LOADING SYSTEM FOR WEIGHT AND
 BALANCE CONTROL
 STATUS: ACCEPT

 0370CH3014                                                     ***
 AIR CONDITIONING TRANSITION DUCT UNDER
 FLOOR - ADD 17 MIL DAMPING TAPE FOR NOISE
 REDUCTION
 STATUS: ACCEPT

 0370CH3019                                                     ***
 INSTALLATION OF STRINGER DAMPING FROM
 STATION 540-727
 STATUS: ACCEPT


                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR / TITLE                                                      92 $
===========================================================   =========
 1110CH3003                                                      NC
 CROWN METRO EXTERIOR PAINT - BMS 10-72 TYPE
 VI SYSTEM
 STATUS: ACCEPT

 1110MP3290                                                      NC
 EXTERIOR DECORATIVE FINISH - DESOTO SERIES
 420 HIGH SOLID TOPCOAT IN LIEU OF EXISTING
 TOPCOAT
 STATUS: ACCEPT

 2123CH3042                                                     ***
 AIR CONDITIONING SYSTEM REVISION - 737-200
 TYPE GASPER SYSTEM
 STATUS: ACCEPT

 2160CG3011                                                      NC
 CABIN TEMPERATURE INDICATOR - DEGREES
 FAHRENHEIT IN LIEU OF CELSIUS
 STATUS: ACCEPT

 2210CG3204                                                     ***
 DIGITAL FLIGHT CONTROL SYSTEM (DFCS) -
 PADDLE AUTOPILOT ENGAGE MODE CONTROL PANEL
 STATUS: ACCEPT

 2210MP3227                                                      NC
 DIGITAL FLIGHT CONTROL SYSTEM (DFCS) -
 PUSH-BUTTON AUTOPILOT ENGAGE IN LIEU OF
 PADDLE
 STATUS: ACCEPT

 2230CH3028                                                      NC
 AUTOTHROTTLE DEACTIVATION - UNIT TO REMAIN
 INSTALLED AND BITE FEATURES OPERATIONAL
 STATUS: ACCEPT


                                                              PRICE
                                                             PER A/P
                                                             SWA3701
CR / TITLE                                                     92 $
==========================================================   =========
 2312CH3284                                                      NC
 DUAL VHF COMMUNICATIONS - INSTALLATION -
 BFE ALLIEDSIGNAL/GABLES ENGINEERING INC
 STATUS: ACCEPT

 2319CH3020                                                     ***
 CLAIRCOM AIR TO GROUND PASSENGER
 COMMUNICATION SYSTEM - COMPLETE BFE
 INSTALLATION PROVISIONS
 STATUS: ACCEPT

 2319MP3021                                                     ***
 CLAIRCOM PHONES - CANCEL INSTALLATION
 INTENDED FROM 2319CH3020
 STATUS: ACCEPT

 2320CH3020                                                     ***
 ATSCALL INSTALLATION - PARTIAL PROVISIONS -
 AFT ELECTRONICS PANEL
 STATUS: ACCEPT

 2321CH3498                                                     ***
 SELECTIVE CALLING EQUIPMENT - SELCAL -
 DELETE PARTIAL PROVISIONS
 STATUS: ACCEPT

 2331CH3158                                                      NC
 DELETION OF BFE MATSUSHITA PASSENGER
 ADDRESS TAPE REPRODUCER
 STATUS: ACCEPT

 2331CH3159                                                      NC
 PASSENGER ADDRESS SYSTEM - COLLINS ARINC
 700 IN LIEU OF COLLINS ARINC 560
 STATUS: ACCEPT


                                                                PRICE
                                                               PER A/P
                                                               SWA3701
CR  /  TITLE                                                    92 $
===========================================================   ==========
 2334SP3210                                                      NC
 PASSENGER ENTERTAINMENT SYSTEM (AUDIO) -
 DELETE SPACE PROVISIONS
 STATUS: ACCEPT

 2340MP3095                                                      NC
 BFE BOOM MICROPHONE/HEADSET REVISION
 STATUS: ACCEPT

 2342MP3011                                                      NC
 FLIGHT ATTENDANT HANDSET - REVISION TO
 FUNCTION AND FACEPLATE
 STATUS: ACCEPT

 2350CH3139                                                      NC
 PA MICROPHONE - ADD ELECTROVOICE P/N
 602-4183
 STATUS: ACCEPT

 2350CH3162                                                      NC
 DTMF MICROPHONE INSTALLATION - FIRST
 OBSERVER
 STATUS: ACCEPT

 2350CH3163                                                      NC
 DIGITAL AUDIO REMOTE ELECTRONICS UNIT
 REVISION TO DELETE HEADSET AURAL ALERTS
 STATUS: ACCEPT

 2350MP3220                                                      NC
 DIGITAL AUDIO REMOTE ELECTRONICS UNIT
 REVISION - ADD PREDICTIVE WINDSHEAR WITHOUT
 HEADSET AURAL ALERTS - 737-700
 STATUS: ACCEPT


                                                                 PRICE
                                                                PER A/P
                                                                SWA3701
CR  /  TITLE                                                     92 $
=========================================================      =========
 2370CG3166                                                      NC
 SOLID STATE VOICE RECORDER - INSTALLATION -
 BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 2500CH3453                                                      NC
 DOOR WARNING STRAP - SHOCK CORD
 STATUS: ACCEPT

 2501CH3076                                                      NC
 FORWARD MODULE WITH GALLEY G1 AND LAVATORY
 LA
 STATUS: ACCEPT

 2501MP3080                                                      NC
 REVISE FORWARD MODULE WITH GALLEY G1 AND
 LAVATORY LA FROM SEAT TRACK MOUNT TO
 HARD POINT
 STATUS: ACCEPT

 2502CH3066                                                      NC
 AFT MODULE WITH GALLEY G3, G4 AND LAVATORY
 LB
 STATUS: ACCEPT

 2502MP3069                                                      NC
 REVISE MODULE WITH GALLEY G3, G4 AND
 LAVATORY LB TO HARPOINT IN LIEU OF SEAT
 TRACK MOUNT
 STATUS: ACCEPT

 2510CH3058                                                      NC
 FLIGHT COMPARTMENT - MISCELLANEOUS
 REVISIONS
 STATUS: ACCEPT


                                                                 PRICE
                                                                PER A/P
                                                                SWA3701
CR  /  TITLE                                                      92 $
===========================================================    ==========
 2510CH3059                                                      NC
 TRIP COUNTER REVISION - SFE - DEXTER WILSON
 STATUS: ACCEPT

 2510CH3060                                                      NC
 CONTROL COLUMN CHECKLIST DELETION
 STATUS: ACCEPT

 2511CG3057                                                     ***
 SECOND OBSERVER'S STATION
 STATUS: ACCEPT

 2511CH3059                                                      NC
 LOG BOOK POCKET INSTALLATION - ON SECOND
 OBSERVERS SEAT LEGS
 STATUS: ACCEPT

 2520CH3538                                                     ***
 INTERIOR ARRANGEMENT - 137 TOURIST CLASS AT
 33/32" PITCH WITH LAVS LA AND LB AND
 GALLEYS G1, G3 AND G4
 STATUS: ACCEPT

 2520MP3667                                                      NC
 STOWAGE BIN REVISION - ADD BULLNOSE ON
 INBOARD LOWER SURFACE
 STATUS: ACCEPT

 2523CH3109                                                      NC
 PSU REVISION - ADD PLACARD TO PASSENGER
 VIEWING SURFACE IN LOUNGE AREAS ONLY
 STATUS: ACCEPT

                                                               PRICE
                                                               PER A/P
                                                               SWA3701
CR  /  TITLE                                                    92 $
===========================================================  ==========
 2523CH3112                                                      NC
 INSTALL NON STANDARD COLOR PSU
 STATUS: ACCEPT

 2523MP3119                                                      NC
 INTERIOR REVISION - PSU AND PARTITION
 RELOCATION TO SUPPORT SEAT RE-PITCH
 REQUIRED FOR 16G COMPLIANCE
 STATUS: ACCEPT

 2524CH3431                                                      ***
 BFE FWD RIGHT HAND WINDSCREEN/STOWAGE UNIT
 IN LIEU OF SFE
 STATUS: ACCEPT

 2524MP3488                                                      NC
 FULL HEIGHT BFE STOWAGE UNIT REVISION - ADD
 BFE FLASHLIGHTS AND BFE LITERATURE POCKETS
 STATUS: ACCEPT

 2524MP3500                                                      NC
 PARTITION DECORATIVE COVERING REVISION -
 ULTRALEATHER IN LIEU OF LEATHER
 STATUS: ACCEPT

 2524MP3513                                                      NC
 EMERGENCY EQUIPMENT BRACKET COMMONALITY -
 SFE
 STATUS: ACCEPT

 2525MP3159                                                      NC
 PASSENGER SEAT REVISION - ALL FORWARD
 FACING SEATS WITH 137 PAX
 STATUS: ACCEPT


                                                                PRICE
                                                               PER A/P
                                                               SWA3701
CR  /  TITLE                                                     92 $
===========================================================   ==========
 2528CH3189                                                      ***
 SFE HALF HEIGHT STOWAGE UNIT/WINDSCREEN -
 AFT LH CABIN WITH THE AFT FACE AT STATION
 955 - WITH MEGAPHONE
 STATUS: ACCEPT

 2528CH3191                                                      ***
 SFE FULL HEIGHT STOWAGE UNIT/WINDSCREEN -
 FWD LH CABIN WITH THE AFT FACE AT STATION
 355
 STATUS: ACCEPT

 2528CH3194                                                      ***
 BFE HALF HEIGHT STOWAGE UNIT/WINDSCREEN -
 AFT LH CABIN WITH THE AFT FACE AT STATION
 955 - WITH MEGAPHONE
 STATUS: ACCEPT

 2528CH3195                                                      ***
 BFE FULL HEIGHT STOWAGE UNIT/WINDSCREEN IN
 LIEU OF SFE - FWD LH CABIN WITH THE AFT
 FACE AT STATION 355
 STATUS: ACCEPT

 2528MP3217                                                      NC
 CREW LUGGAGE SECURITY DEVICE
 STATUS: ACCEPT

 2530MP3613                                                      NC
 G3 EXTERIOR DECORATIVE COVERING REVISION -
 ULTRASUEDE IN LIEU OF LEATHER
 STATUS: ACCEPT

 2541CH3034                                                      NC
 LIQUID SOAP DISPENSER INSTALLATION
 STATUS: ACCEPT


                                                                PRICE
                                                               PER A/P
                                                               SWA3701
CR  /  TITLE                                                     92 $
=========================================================     ===========
 2550CH3153                                                      NC
 CARGO COMPARTMENT LINING REVISION
 STATUS: ACCEPT

 2550CH3233                                                      NC
 FWD AND AFT CARGO COMPARTMENT FLOOR PANEL
 REVISION - ALUMINUM PANELS IN LIEU OF
 CONOLITE AT ENTRYWAY
 STATUS: ACCEPT

 2550MP3259                                                      NC
 TRANSVERSE CARGO NET INSTALLATION - FORWARD
 AND AFT CARGO COMPARTMENTS
 STATUS: ACCEPT

 2550MP3267                                                      NC
 FORWARD AND AFT CARGO COMPARTMENT CARGO
 RESTRAINT SYSTEM
 STATUS: ACCEPT

 2622CH3013                                                      NC
 APU FIRE BOTTLE REVISION - INTERCHANGEABLE
 WITH ENGINE BOTTLE
 STATUS: ACCEPT

 2841CG3095                                                      NC
 FUEL QUANTITY INDICATORS ON RIGHT WING
 FUELING PANEL
 STATUS: ACCEPT

 2844CG3038                                                      NC
 MEASURING STICK CONVERSION TABLES TO U.S.
 GALLONS
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
==========================================================   ===========
 2910CH3082                                                      NC
 HYDRAULIC PUMPS - AC ELECTRIC MOTOR DRIVEN
 - VICKERS IN LIEU OF ABEX
 STATUS: ACCEPT

 2910CG3087                                                      ***
 ENGINE DRIVEN HYDRAULIC PUMP WITH VESPEL
 SPLINE - VICKERS 10-62167-3 IN LIEU OF ABEX
 10-62167-2
 STATUS: ACCEPT

 3040CH3041                                                      NC
 INSTALL A TWO LRU WINDOW HEAT CONTROL
 SYSTEM - PED 1231-1 IN LIEU OF TBD
 STATUS: ACCEPT

 3040MP3049                                                      NC
 INSTALL A 4 UNIT WINDOW HEAT CONTROL SYSTEM
 - OLIN 231-2 IN LIEU OF 1231-1
 STATUS: ACCEPT

 3040MP3053                                                      ***
 INSTALL A BFE WINDOW HEAT CONTROL SYSTEM
 WHICH CONTAINS BITE - OLIN 231-3 IN LIEU OF
 231-2
 STATUS: ACCEPT

 3043MP3022                                                      NC
 WINDSHIELD WIPER SWITCH REVISION - SINGLE
 SWITCH FOR BOTH WIPERS IN LIEU OF TWO
 SWITCHES
 STATUS: ACCEPT


                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
===========================================================   =========
 3120CH3016                                                      NC
 CLOCK WIRING REVISION - FMC, DFDAU AND
 VOICE RECORDER INPUT FROM FIRST OFFICER'S
 CLOCK IN LIEU OF CAPTAIN'S CLOCK
 STATUS: ACCEPT

 3131CG3673                                                      NC
 ACCELEROMETER - INSTALLATION - BFE
 ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3131CG3692                                                      NC
 SOLID STATE DIGITAL FLIGHT DATA RECORDER -
 INSTALLATION - BFE ALLIEDSIGNAL INC - 128
 WPS
 STATUS: ACCEPT

 3131CH3721                                                      NC
 DIGITAL FLIGHT DATA ACQUISITION UNIT
 (DFDAU) - INSTALLATION - BFE ALLIEDSIGNAL
 STATUS: ACCEPT

 3162CG3013                                                      NC
 EFIS/MAP DISPLAY FORMAT
 STATUS: ACCEPT

 3162CG3016                                                      NC
 FLIGHT DIRECTOR COMMAND DISPLAY - FILLED
 INTEGRATED CUE
 STATUS: ACCEPT

 3162CG3017                                                      NC
 MACH AIRSPEED DISPLAY
 STATUS: ACCEPT


                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
===========================================================   ========
 3162CG3019                                                      NC
 RADIO ALTITUDE DISPLAY - ROUND DIAL
 STATUS: ACCEPT

 3162CG3020                                                      NC
 RADIO ALTITUDE - ABOVE ADI
 STATUS: ACCEPT

 3162CG3022                                                      NC
 RISING RUNWAY DISPLAY
 STATUS: ACCEPT

 3162CG3025                                                      NC
 RADIO ALTITUDE HEIGHT ALERT DISPLAY - 2500
 FEET
 STATUS: ACCEPT

 3162CG3026                                                      NC
 ATTITUDE COMPARATOR - STEADY
 STATUS: ACCEPT

 3162CG3029                                                      NC
 LOCALIZER BACKCOURSE POLARITY - REVERSAL
 STATUS: ACCEPT

 3162CG3032                                                      NC
 MAP MODE ORIENTATION - TRACK UP
 STATUS: ACCEPT

 3162CG3038                                                      NC
 MANUALLY TUNED VOR SELECTED COURSE LINES -
 DISPLAYED
 STATUS: ACCEPT

 3162CG3041                                                      NC
 ADF POINTER(S) IN MAP MODE - SUPPRESSED
 STATUS: ACCEPT


                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                   92  $
===========================================================   ========
 3162CG3042                                                      NC
 POSITION DIFFERENCE - AUTOMATIC DISPLAY
 STATUS: ACCEPT

 3162CG3046                                                      NC
 WEATHER RADAR MODE/GAIN/TILT ANGLE -
 DISPLAYED
 STATUS: ACCEPT

 3162CG3050                                                      NC
 TCAS TRAFFIC ON MAP
 STATUS: ACCEPT

 3162CG3052                                                      NC
 TCAS RESOLUTION ADVISORY ON ADI
 STATUS: ACCEPT

 3162CG3053                                                      NC
 TCAS RESOLUTION ADVISORY ON IVSI
 STATUS: ACCEPT

 3162CG3057                                                      NC
 ANALOG FAILURE FLAGS - DISPLAYED
 STATUS: ACCEPT

 3162CH3066                                                      NC
 MACH AIRSPEED INDICATOR BUG #5 - 80 KNOTS
 STATUS: ACCEPT

 3162CH3068                                                      NC
 SUPPLEMENTAL METRIC DATA INDICATIONS -
 DEACTIVATION
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
==========================================================   =========
 3162CH3075                                                      NC
 EFIS CONTROL PANEL - EFIS/MAP DISPLAY
 FORMAT
 STATUS: ACCEPT

 3162MP3128                                                      NC
 ANALOG FAILURE FLAG - DELETE
 STATUS: ACCEPT

 3162MP3129                                                      NC
 SUPPLEMENTAL METRIC DATA INDICATIONS -
 ACTIVATION
 STATUS: ACCEPT

 3162MP3131                                                      NC
 ENHANCED MACH AIRSPEED DISPLAY
 STATUS: ACCEPT

 3162MP3132                                                      NC
 WEATHER RADAR RANGE INDICATORS - RANGE
 MARKS
 STATUS: ACCEPT

 3240CH3220                                                      NC
 NOSE LANDING GEAR WHEELS - BENDIX
 STATUS: ACCEPT

 3240CH3221                                                      NC
 MAIN LANDING GEAR WHEELS AND BRAKES -
 BENDIX
 STATUS: ACCEPT

 3240MP3258                                                      NC
 NOSE LANDING GEAR - INSTALL 737-300
 ALLIEDSIGNAL WHEEL IN LIEU OF EXISTING
 STATUS: ACCEPT


                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
===========================================================   =========
 3245CH3029                                                      NC
 TIRES - INSTALLATION OF SFE GOODYEAR TIRES
 STATUS: ACCEPT

 3324CH3010                                                      NC
 CEILING MOUNTED LIGHTED EXIT SIGN -
 RELOCATION
 STATUS: ACCEPT

 3343CH3034                                                      NC
 ANTI-COLLISION LIGHT - SWITCH NOMENCLATURE
 REVISION
 STATUS: ACCEPT

 3345CH3020                                                      NC
 LOGO LIGHTS - SYSTEM DEACTIVATION
 STATUS: ACCEPT

 3345MP3029                                                      NC
 REACTIVATION OF LOGO LIGHT SYSTEM
 STATUS: ACCEPT

 3350MP3079                                                      NC
 EGRESS LIGHTING REVISION TO ACCOMMODATE ALL
 FORWARD FACING SEAT CONFIGURATION
 STATUS: ACCEPT

 3423CH3021                                                      NC
 INSTALL BFE STANDBY ATTITUDE INDICATOR
 WITHOUT ILS DEVIATION DISPLAY IN LIEU OF
 SFE INDICATOR
 STATUS: ACCEPT

 3423CH3026                                                      NC
 STANDBY INDICATOR - SFE SEXTANT IN LIEU OF
 BFE JET
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
========================================================    ===========
 3431CG3051                                                      NC
 ILS - INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3433CG3058                                                      NC
 LOW RANGE RADIO ALTIMETER (LRRA) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3435CH3028                                                     ***
 FLIGHT DYNAMICS CAPTAIN ONLY HEAD UP
 GUIDANCE SYSTEM - PARTIAL PROVISIONS
 STATUS: ACCEPT

 3443CH3118                                                     ***
 WEATHER RADAR SYSTEM - ARINC 708A SINGLE
 WEATHER RADAR SYSTEM WITH PREDICTIVE
 WINDSHEAR - PARTIAL PROVISIONS
 STATUS: ACCEPT

 3443CH3154                                                      NC
 ARINC 708 WEATHER RADAR SYSTEM -
 INSTALLATION - BFE ALLIEDSIGNAL INC (WITH
 DEACTIVATED PREDICTIVE WINDSHEAR FEATURE
 R/T RDR-4B)
 STATUS: ACCEPT

 3445CH3197                                                      NC
 TCAS II - INSTALLATION - BFE ALLIEDSIGNAL
 INC
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                    92 $
========================================================     ===========
 3451CG3005                                                      NC
 VOR/MARKER BEACON - INSTALLATION - BFE
 ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3455CG3120                                                      NC
 DISTANCE MEASURING EQUIPMENT (DME) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 (SCANNING)
 STATUS: ACCEPT

 3457CG3088                                                      NC
 AUTOMATIC DIRECTION FINDER (ADF) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3457CG3092                                                      NC
 AUTOMATIC DIRECTION FINDER (ADF) CONTROL
 PANEL - INSTALLATION - BFE GABLES
 ENGINEERING INC
 STATUS: ACCEPT

 3457MP3132                                                      NC
 ADF CONTROL PANEL REVISION - ADD GABLES
 G7402-05 IN LIEU OF EXISTING
 STATUS: ACCEPT

 3457MP3133                                                      NC
 ADF ANTENNA REVISION - ADD ALLIEDSIGNAL
 2041683-7507 IN LIEU OF EXISITNG
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                   92 $
========================================================     ==========
 3458CH3091                                                      NC
 GPS PROVISIONS - ADD COMPONENTS REQUIRED TO
 PROVIDE COMPLETE PROVISIONS
 STATUS: ACCEPT

 3458CH3092                                                      ***
 GLOBAL POSITIONING SYSTEM (GPS) -
 INSTALLATION - HONEYWELL INC (SUPPLEMENTAL
 NAVIGATION CERTIFICATION)
 STATUS: ACCEPT

 3461CG3403                                                      NC
 BUYER FURNISHED NAVIGATION DATA BASE
 STATUS: ACCEPT

 3461CH3485                                                      NC
 VERTICAL NAVIGATION (VNAV)
 ACTIVATE/DEACTIVATE SERVICE BULLETIN
 STATUS: ACCEPT

 3461CH3489                                                     ***
 FLIGHT MANAGEMENT COMPUTER SYSTEM REVISION
 - CERTIFICATION FOR SINGLE COMPUTER
 OPERATION ONLY
 STATUS: ACCEPT

 3510CG3089                                                      NC
 CREW OXYGEN - 114 CU. FT. IN LIEU OF 76 CU.
 FT. CYLINDER
 STATUS: ACCEPT

 3830MP3025                                                      NC
 INSTALLATION OF PNEUDRAULICS INC. 4"
 SERVICE PANEL LAVATORY DRAIN VALVE P/N 9569
 IN LIEU OF CURRENT SHAW VALVE
 STATUS: ACCEPT



                                                              PRICE
                                                             PER A/P
                                                             SWA3701
CR  /  TITLE                                                   92 $
========================================================   ==========
 3831MP3019                                                    ***
 GRAY WATER DRAIN ROUTING REVISION - LEVEL
 LINE IN LIEU OF SLANTED LINE
 STATUS: ACCEPT

 3832CH3071                                                      NC
 VACUUM LAVATORY SYSTEM IN LIEU OF
 RECIRCULATING LAVATORY - LAVS A AND B
 STATUS: ACCEPT

 3910CH3113                                                      NC
 RELOCATE ATC CONTROL PANEL
 STATUS: ACCEPT

 3910CH3122                                                      NC
 AFT ELECTRONICS PANEL ARRANGEMENT
 STATUS: ACCEPT

 5100CH3026                                                      NC
 ADDITIONAL CORROSION PROTECTION BENEATH
 GALLEYS AND LAVS
 STATUS: ACCEPT

 5100CH3027                                                      NC
 FWD AND AFT CARGO DOOR REVISION - INSTALL
 HEAVY DUTY SKIN
 STATUS: ACCEPT

 5100MP3030                                                      NC
 REMOVE ADDITIONAL CORROSION PROTECTION
 ADDED BY CR 5100CH3026
 STATUS: ACCEPT



                                                               PRICE
                                                              PER A/P
                                                              SWA3701
CR  /  TITLE                                                   92 $
=========================================================   ===========
 5220MP3012                                                      NC
 OVERWING HATCH ASSIST HANDLE REVISION -
 INSTALL RECESSED HANDLE IN LIEU OF
 PROTRUDING HANDLE
 STATUS: ACCEPT

 7200CG3244                                                      IB
 AIRPLANE PERFORMANCE: CFM56-7 ENGINES WITH
 OPERATIONAL THRUST OF 22,000 LBS. FOR
 737-600,-700
 STATUS: ACCEPT

 7900CG3026                                                      NC
 LUBRICATING OIL - ESSO/EXXON TURBO OIL 2380
 STATUS: ACCEPT

      CR'S   138                                 TOTAL          ***


                                  PART A

                              BOEING WARRANTY


1. Warranties.

   Subject to the exceptions set forth in paragraph 2, Boeing warrants that, at the time of delivery, each Aircraft, including all installed systems, accessories, equipment and parts, will:

     1.1 conform to the Detail Specification, as it may be changed pursuant to this Agreement, except such portions stated to be estimates, approximations, design objectives, or design criteria, or described as not guaranteed;

     1.2 be free from defects in material and workmanship, including process of manufacture; and

     1.3 be free from defects in design, including selection of (i) materials and (ii) process of manufacture, in view of the state of the art at the time of design.

     For purposes of this Boeing Warranty, nonconformance with the Detail Specification, defects in material or workmanship and defects in design may hereinafter be called "defects" or a "defect", and the term "system", "accessory", "equipment" or "part" may hereinafter be called "item" or "items."

2.   Exceptions.

     The warranties above will not apply to BFE. The warranty above covering material and workmanship and the warranty above covering design will not apply to Engines or to any other item purchased by Boeing but not manufactured to Boeing's detailed design. However, any defect in the Boeing workmanship installing such BFE, Engines or other items in an Aircraft will, including any failure by Boeing to conform to the installation instructions of the manufacturer of such items that invalidates any applicable warranty from such manufacturer, constitute a defect in workmanship and be covered by the warranty set forth in paragraph 1.

3.   Survival of Warranties.

     Neither the warranty of conformance to the Detail Specification applicable to Engines and other items purchased by Boeing but not manufactured to Boeing's detailed design, nor any Performance Guarantees, will survive delivery of the Aircraft. The remaining warranties set forth herein will survive delivery of the Aircraft, subject to the limitations and conditions set forth herein.

4.   Warranty Periods and Claims.

     4.1    The warranty periods are:

                 4.1.1 As to a defect in conformance to the Detail Specification, 48 months after delivery of such Aircraft, and

                 4.1.2 As to a defect in material, workmanship or design in any item, 48 months after delivery of each Aircraft in which such item was initially installed.

          4.2 Boeing must receive the warranty claim in writing at the earliest practicable time after the defect becomes apparent to Buyer but in no event later than 90 days after expiration of the applicable warranty period.

          4.3 Such warranty claim must include the data set forth below and, if requested by Boeing, reasonable evidence that the claimed defect did not result from any act or omission of Buyer.

                 4.3.1 Identity of the item or Aircraft involved, including Boeing part number, serial number if applicable, nomenclature and the quantity claimed to be defective;

                 4.3.2 Identity of the Aircraft on which the claimed item was installed as original equipment;

                 4.3.3 Date the claimed defect became apparent to Buyer; and

                 4.3.4 Description of the claimed defect and circumstances, including Boeing service bulletin or Boeing service letter number if claim involves a service bulletin or letter.

          4.4 Upon completion of Boeing's warranty claim investigation, including examination of any item or Aircraft returned to Boeing, Boeing will provide a written disposition of its warranty claim findings to Buyer. In the event Boeing must reject Buyer's warranty claim, Boeing will provide reasonable substantiation of such rejection in its disposition.

5.        Remedies.

          Buyer's remedies under this Boeing Warranty are as follows:

          5.1 As to a defect in conformance to the Detail Specification, the correction at Boeing's expense of such defect; provided, however, that Boeing will not be obligated to correct any defect that Boeing and Buyer agree has no material adverse effect on the maintenance, use or operation of the Aircraft. The warranty period for the corrected item will be the unexpired warranty period for the defective item.

          5.2 As to a defect in material or workmanship, (i) the repair at Boeing's expense of such defect or, (ii) at Boeing's option, the replacement of such item with a similar item free from defect or the issuance of a credit memorandum to Buyer for a spare part previously purchased from Boeing as the replacement for such defective item. The warranty period for either correction will be the unexpired warranty period for the defective item.

          5.3 As to a defect in design, the correction at Boeing's expense of such defect. The warranty period for such correction is 18 months from receipt by Buyer of corrective material or the end of the original design warranty period for the defective item, whichever is later.

          5.4 Boeing will reimburse Buyer at the Warranty Labor Rate for the direct labor hours required for removal from the Aircraft of a defective item and the reinstallation in the Aircraft of the corrected item.

6.        Returned Items.

          Unless otherwise provided in this Agreement, the Aircraft or item claimed to be defective must be returned to Boeing as soon as practicable. Buyer may also provide specific technical repair or correction instructions with such return. The absence of such instructions will evidence Buyer's authorization for Boeing to proceed using Boeing information and data. The following criteria will apply with respect to return of Aircraft or items to Boeing:

          6.1    As to Aircraft:

                 6.1.1 An Aircraft may be returned only if

                       6.1.1.1 substantially all the work to be performed by Boeing is covered by this Boeing Warranty and

                       6.1.1.2 Buyer does not have the capability to perform, nor is it practical for Boeing personnel to perform, the warranty work away from Boeing's facilities.

                 6.1.2 All warranty work will be performed at Boeing's expense, with reasonable efforts to minimize Aircraft out-of-service time. In addition, Boeing will reimburse Buyer for the cost of fuel, oil and landing fees incurred in ferrying the Aircraft to Boeing's facilities and in ferrying the Aircraft back to Buyer's facilities. Buyer will use its best efforts to minimize the length of both ferry flights.

                 6.1.3 Any nonwarranty work performed by Boeing will be paid for by Buyer at Boeing's then-standard rates and shall in no event exceed the rates charged other commercial carriers of Boeing during substantially the same time period.

                 6.1.4 A separate agreement containing the above provisions and their mutually agreeable terms and conditions based on Boeing's then-standard form will be entered into to cover the return of and work on such Aircraft.

          6.2    As to any system, accessory, equipment or part:

                 6.2.1 All warranty work will be performed at Boeing's expense, with reasonable efforts to minimize item out-of-service time for items returned.

                 6.2.2 Boeing's turnaround-time objectives for repair or replacement are: 10 working days for avionic and electronic items and 30 working days for other items when corrected at Boeing's facilities, or 40 working days when corrected at the facilities of a Boeing subcontractor. Turnaround time starts the date Boeing receives the returned item, together with Buyer's warranty claim describing the work, and ends the date of shipment by Boeing of such item. If a turnaround-time objective is not achieved and a resultant critical parts shortage is experienced by Buyer, and Buyer has procured spare parts for such item substantially in accordance with the Boeing Recommended Spare Parts List, Boeing will, upon request from Buyer, either:

                       6.2.2.1  expedite repair or replacement of the item or

                       6.2.2.2 provide a similar item on a no-charge loan or no-charge lease basis until the repaired or replaced item is provided to Buyer.

                 6.2.3 The freight charge for shipment to Boeing of any item will be paid by Buyer; however, Boeing will reimburse Buyer for such charge for any item determined to be defective under this Boeing Warranty. The freight charge for the return shipment to Buyer of any such defective item which has been repaired, replaced or corrected pursuant to this Boeing Warranty will be paid by Boeing.

          6.3 Title to and risk of loss of any Aircraft or item returned to Boeing will at all times remain with Buyer and/or any other owner of such Aircraft or item, except that at the time Boeing ships a replacement item to Buyer, title to and risk of loss (i) for the returned item will pass to Boeing and (ii) for the replacement item will pass to Buyer. While Boeing has care, custody and control of an Aircraft or item, Boeing will have only such liabilities as a bailee for mutual benefit would have, but will not be liable for loss of use.

7.        Nonrepairable Items.

          Buyer may scrap any defective nonrepairable item having a then-current Boeing spare part selling price of $2,000 or less and make a claim for a replacement item. For a defective nonrepairable item having a then-current Boeing spare part selling price greater than $2,000, an authorized Boeing representative must confirm the nonrepairability of any such item. Buyer's claim for an item with a spare part selling price exceeding $2,000 must include such confirmation.

8.        Reimbursement for Certain Inspection Labor Costs.

          8.1 In addition to the remedies set forth in this Boeing Warranty, Boeing will reimburse Buyer at the Warranty Labor Rate for the direct labor hours expended by Buyer in performing inspections of the Aircraft to determine whether or not a covered defect exists in any system, accessory, equipment or part manufactured to Boeing's detailed design, provided that:

                 8.1.1 such inspections are recommended by a Boeing service bulletin or service letter issued by Boeing within 48 months after delivery of such Aircraft, and

                 8.1.2 such reimbursement will not apply to any inspections performed as an alternative to accomplishing corrective action when such corrective action is available to Buyer at the time such inspections are performed.

9.        Wear and Tear.
          Normal wear and tear and the need for regular maintenance and overhaul will not constitute a defect.

10.       Disclaimer and Release; Exclusion of Liabilities.

          This Part A and the rights and remedies of Buyer and obligations of Boeing herein are subject to the Disclaimer and Release and Exclusion of Consequential and Other Damages provisions of Article 12 of this Agreement.

11.       Buyer's Indemnification of Boeing.

          The provisions of Part E, "Buyer's Indemnification of Boeing and Insurance" of Exhibit C, will apply to all warranty work performed by Boeing hereunder in accordance with Buyer's specific technical repair or correction instructions, to the extent any legal liability of Boeing is based upon the content of such instructions.

6-1162-RLL-933R1


Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:   Letter Agreement No. 6-1162-RLL-933R1 to
           Purchase Agreement No. 1810 -
           Option Aircraft

This Letter Agreement amends Purchase Agreement No. 1810 dated as of January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to Model 737-7H4 aircraft
(Aircraft).

All terms used and not defined herein will have the same meaning as in the Agreement.

In consideration of the purchase by Buyer of the Aircraft, Boeing hereby agrees to manufacture and sell to Buyer sixty-seven (67) additional
Model 737-7H4 aircraft as described in paragraph 1 of Attachment A hereto (Option Aircraft) and forty-nine (49) Model 737-7H4 Rollover Option Aircraft (Rollover Option Aircraft), subject to the terms and conditions set forth below.

1.  Delivery of Option Aircraft.

    The Option Aircraft will be delivered to Buyer during or before the months set forth in the following schedule:


                                             Number of     Option
                      Month and Year         Option        Aircraft
                      of Delivery            Aircraft      Block
                      ==============         ==========    ========
                      October 1998           One   (1)        F
                      November 1998          Two   (2)        F
                      December 1998          Two   (2)        F

                      March 1999             Two   (2)        G
                      June 1999              Two   (2)        G
                      August 1999            Two   (2)        G
                      September 1999         One   (1)        G
                      October 1999           Two   (2)        G

                      April 2000             Three (3)        H
                      October 2000           Three (3)        H

Southwest Airlines Co.
6-1162-RLL-933R1  Page 2

                      Month and Year         Number of     Option
                      of Delivery            Option        Aircraft
                      (continued)            Aircraft      Block
                      ==============         =========     =========
                      April 2001             Three (3)        I
                      October 2001           Three (3)        I

                      January 2002           Four  (4)        J
                      March 2002             Four  (4)        J
                      April 2002             Two   (2)        J
                      July 2002              Four  (4)        J
                      October 2002           Four  (4)        J

                      January 2003           Four  (4)        K
                      March 2003             Four  (4)        K
                      April 2003             Two   (2)        K
                      July 2003              Four  (4)        K
                      October 2003           Four  (4)        K

                      April 2004             Two   (2)        L
                      July 2004              Three (3)        L

2. Delivery of Rollover Option Aircraft.

                 2.1 The Rollover Option Aircraft will be delivered to Buyer during or before the years set forth in the following schedule:

                                                           Option
                      Year of        Number of             Aircraft
                      Delivery       Option Aircraft       Block
                      ========       ===============       =========
                      2004           Thirteen (13)            M
                      2005           Eighteen (18)            N
                      2006           Eighteen (18)            O

                 2.2 The forty-nine (49) Rollover Option Aircraft are offered to Buyer subject to the following conditions:

                     2.2.1 Buyer can exercise any forty-nine (49) of the sixty-seven (67) Option Aircraft, and will be offered a Rollover Option Aircraft for each option aircraft exercised up to and including forty-nine (49).

                     2.2.2 Conversely to Article 2.2.1 above, if Buyer does not exercise a minimum of forty-nine (49) Option Aircraft, one Rollover Option Aircraft will be deleted for each Option Aircraft not exercised by Buyer.

Southwest Airlines  Co.
6-1162-RLL-933R1   Page 3

                     2.2.3 When Buyer exercises one or more Option Aircraft, Boeing will offer the same quantity of Rollover Option Aircraft to Buyer in the years identified in Article 2.1 above.

                     2.2.4 The Rollover Option Aircraft delivery month offered by Boeing to Buyer will be at least 24 months from the Option exercise date of the corresponding option.

                     2.2.5 When Boeing offers the Rollover Option Aircraft to Buyer, Buyer will accept such Rollover Option Aircraft by wire transferring $100,000 to Boeing. In the event Buyer exercises its option to purchase the Rollover Option Aircraft, such application will be in accordance with
Article 4.1 herein.

3. Price.

                 3.1 The advance payment base prices of the Option Aircraft set forth below and in paragraph 2.1 of Attachment A represent the estimated delivery prices of the Option Aircraft. The Option Aircraft pricing elements and associated pricing terms and conditions are given in Attachment A.

                 3.2 Price and escalation provisions for Model 737-7H4 aircraft delivering after 2001, are not currently available. The estimated Advance Payment Base Prices shown in paragraph 3.3 below and in paragraph 2.1 of Attachment A are based on currently available price and escalation provisions. As price and escalation provisions become available for Model 737-7H4 aircraft delivering after 2001, such price and escalation provisions will be appropriately applied to the applicable Option Aircraft.

For additional information relating to price and escalation provisions applicable to Option Aircraft delivering after 2001 refer to paragraphs 2.3 and 3.2 of Attachment A.

                 3.3 The Advance Payment Base Prices of the Option Aircraft indicated below do include an amount for special features in addition to those specifically described in Attachment A but do not include any amount for items of Buyer Furnished Equipment (BFE). An estimate for typical special features is $*** per Aircraft (expressed in 1992 STE dollars) and for BFE is $*** per Aircraft (expressed in delivery year dollars).

Southwest Airlines Co.
6-1162-RLL-933R1   Page 4

                      Month and Year           Advance Payment Base
                      of Delivery              Price per Option Aircraft
                      ==============           ==========================
                                 Block F Aircraft ***

                      October 1998                                $
                      November 1998                               $
                      December 1998                               $

                                 Block G Aircraft ***

                      March 1999                                  $
                      June 1999                                   $
                      August 1999                                 $
                      September 1999                              $
                      October 1999                                $

                                 Block H Aircraft ***

                      April 2000                                  $
                      October 2000                                $

                                 Block I Aircraft ***

                      April 2001                                  $
                      October 2001                                $

                                 Block J Aircraft ***

                      January 2002                                $
                      March 2002                                  $
                      April 2002                                  $
                      July 2002                                   $
                      October 2002                                $

                                 Block K Aircraft ***

                      January 2003                                $
                      March 2003                                  $
                      April 2003                                  $
                      July 2003                                   $
                      October 2003                                $

                                 Block L Aircraft ***

                      April 2004                                  $
                      July 2004                                   $

                 3.4 The Option Aircraft purchase price will be the applicable basic price thereof at the time of Option Aircraft delivery adjusted in accordance with Boeing's Aircraft escalation provisions contained in the

Southwest Airlines Co.
6-1162-RLL-933R1   Page 5


definitive agreement to purchase the Option Aircraft. The purchase price will include the price for Seller Purchased Equipment (SPE) if Buyer has elected to change Buyer Furnished Equipment (BFE) to SPE.

4. Option Aircraft Payment.

                 4.1 In consideration of the granting of the option as set forth herein, on or before the date Boeing and Buyer enter into a definitive agreement to purchase the Aircraft, Buyer will pay a deposit to Boeing of $100,000 for each Option Aircraft (Deposit). In the event Buyer exercises its option herein, the amount of the Deposit will be credited against the first advance payment due for such Option Aircraft pursuant to the advance payment schedule set forth in paragraph 3 of Attachment A. The Deposits for the Option Aircraft will be refunded to Buyer, without interest, if the parties do not enter into a definitive Agreement for the Aircraft.

In the event that, after the parties enter into a definitive agreement to purchase the Aircraft, Buyer does not exercise its option to purchase the Option Aircraft pursuant to the terms and conditions set forth herein, Boeing will be entitled to retain the Deposits for the Option Aircraft except as provided in paragraphs 6 herein.

                 4.2 Advance payments in the amount of 30% of the advance payment base price will be payable on the Option Aircraft in accordance with paragraph 3 of Attachment A. The remainder of the Option Aircraft purchase price is due at the time of delivery of the Option Aircraft.

5. Option Exercise.

                 5.1 To exercise its Option, Buyer will give written or telegraphic notice thereof to Boeing on or before eighteen (18) months prior to the first day of the delivery month of each Option Aircraft.

In such notice Buyer will select the Option Model type, and the applicable delivery positions.

                 5.2 It is understood and agreed that Boeing may accelerate the option exercise dates specified above if Boeing must make production decisions which are dependent on Buyer's decision to buy the Option Aircraft. If Boeing elects to accelerate the option exercise dates, Boeing will do so by giving written or telegraphic notice thereof to Buyer. Such

Southwest Airlines Co.
6-1162-RLL-933R1  Page 6


notice will specify the revised option exercise dates, which will not be earlier than 30 days after the date of transmittal of such notice, and the Option Aircraft delivery positions affected by such revision. If Buyer fails to exercise its option for any Option Aircraft affected by such revised dates, the Deposit applicable to such Option Aircraft will be promptly refunded, with interest, to Buyer. The interest rate for calculation of the interest associated with such refund is the rate of two percent (2%) below the Citibank base rate in effect from time to time during the period the option deposit is held by Boeing.

6. Contract Terms.

   It is understood that Boeing and Buyer will use their best efforts to enter into a definitive agreement for the Option Aircraft within thirty
(30) days after Buyer exercises an option to purchase Option Aircraft pursuant to paragraph 5 covering the detailed terms and conditions for the sale of such Option Aircraft.

Such definitive agreement will include the terms and conditions contained herein together with the terms and conditions, not inconsistent herewith, contained in Boeing's then-current standard form of purchase agreement for the sale of Model 737-700 aircraft in effect as of the date of option exercise and such additional terms and conditions as may be mutually agreed upon. In the event the parties have not entered into such an agreement within the time period contemplated herein, either party may, exercisable by written or telegraphic notice given to the other within thirty (30) days after such period, terminate the purchase of such Option Aircraft.

Southwest Airlines Co.
6-1162-RLL-933R1  Page 7

7. Termination of Option to Purchase.

   Either Boeing or Buyer may terminate the option to purchase an Option Aircraft if any of the following events are not accomplished by the respective dates contemplated in this letter agreement, or in the Agreement, as the case may be:

   (i) termination of the purchase of the Aircraft under the Agreement for any reason;

  (ii) payment by Buyer of the Deposit with respect to an Option Aircraft pursuant to paragraph 4.1 herein;

 (iii) exercise of an option to purchase an Option Aircraft pursuant to the terms hereof.

Any termination of an option to purchase by Boeing which is based on the termination of the purchase of Aircraft under the Agreement will be on a one-for-one basis, for each Aircraft so terminated.

Any cancellation of an option to purchase which is based on failure to make the required Deposit or to exercise the option to purchase shall only apply to the Option Aircraft so canceled.

Termination of an option to purchase provided by this letter agreement will be caused by either party giving written notice to the other within 10 days after the applicable date. Upon receipt of such notice, all rights and obligations of the parties with respect to an Option Aircraft for which the option to purchase has been terminate will thereupon terminate.

If termination is result of a revision of an option exercise date by Boeing pursuant to paragraph 5.2, Boeing will promptly refund to Buyer, without interest, any payments received from Buyer, including the Deposit, with respect to the Option Aircraft for which the option is terminated. If termination is for any other reason, Boeing will promptly refund to Buyer, without interest, any payments received from Buyer with respect to the affected Option Aircraft, except the Deposit, which Buyer may apply to any model Boeing aircraft purchased by Buyer from Boeing at a future date.

Southwest Airlines Co.
6-1162-RLL-933R1  Page 8

8. Confidential Treatment. Buyer understands that certain commercial and financial information contained in this Letter Agreement including any attachments hereto is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity except as provided in Letter Agreement
No. 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY



By      /s/ R. Leo Lyons
  --------------------------
Its     Attorney-in-Fact
    ------------------------

ACCEPTED AND AGREED TO this

date: February 26, 1997
     -----------------------

SOUTHWEST AIRLINES CO.



By     /s/ Gary A. Barron
  --------------------------
Its    EVP-COO
   -------------------------
Attachments

Attachment A to
6-1162-RLL-933R1
Page 1


Model 737-7H4 Aircraft

1.   Option Aircraft Description and Changes.

     1.1 Aircraft Description. The Option Aircraft is described by Boeing Detail Specification D6-38808-1, Dated October 30 ,1996.

     1.2 Changes. The Detail Specification will be revised to include:

            (1) Changes applicable to the basic Model 737-700 aircraft which are developed by Boeing between the date of the Detail Specification and the signing of a definitive agreement to purchase the Option Aircraft.

            (2)    Changes mutually agreed upon.

            (3) Changes required to obtain a Standard Certificate of Airworthiness.

            (4) To provide sufficient Option Aircraft manufacturing and procurement lead time it is necessary for Boeing and Buyer to reach final agreement on the Option Aircraft configuration, including BFE/SPE vendor selection fifteen (15) months prior to delivery of each Option Aircraft. If such items are not resolved by the indicated dates, Boeing reserves the right to amend this letter agreement:

                   (i) to adjust the scheduled delivery of the Option Aircraft to a later time period and,

                  (ii) to make such other changes as are appropriate and consistent with the revised Option Aircraft deliveries.

   1.3 Effect of Changes. Changes to the Detail Specification incorporated pursuant to the provisions of the clauses above will include the effects of such changes upon Option Aircraft weight, balance, design and performance. Performance guarantees for the Option Aircraft which are mutually acceptable to the parties will be included in the definitive agreement for the Option Aircraft.

Attachment A to
6-1162-RLL-933R1
Page 2


2.     Price Description

       2.1    Price Elements Per Aircraft

                         1                2             3
                     AIRCRAFT &                      ADV. PMT.
  AIRCRAFT         ESTIMATED SPECIAL                BASE PRICE
  DELIVERY          FEATURES PRICE     ESTIMATED    (ELEMENTS)
  MO. & YR.         (JULY 1992$)      ESCALATION    1 + 2 + 3
  ---------        ------------------ ----------    ----------
  October 1998             ***            ***           ***
  November 1998
  December 1998
  March 1999
  June 1999
  August 1999
  September 1999
  October 1999
  April 2000
  October 2000
  April 2001
  October 2001
  January 2002
  March 2002
  April 2002
  July 2002
  October 2002
  January 2003
  March 2003
  April 2003
  July 2003
  October 2003
  April 2004
  July 2004

Attachment A to
6-1162-RLL-933R1
Page 3


2.     Price Description. (Continued)

       2.2 Price Adjustments For Option Aircraft Delivering From October 1998 to October 2001.

             2.2.1 Special Features. The price for Special Features incorporated in the Option Aircraft Detail Specification will be adjusted to Boeing's then-current prices for such features as of the date of execution of the definitive agreement for the Option Aircraft.

             2.2.2 Escalation Adjustments. For Option Aircraft delivering from October 1998 to October 2001, the Aircraft Basic Price and Special Features price will be escalated according to the provisions of Attachment B to this letter agreement.

             2.2.3 Price Adjustments for Changes. Boeing may adjust the Aircraft Basic Price and the Advance Payment Base Price for any changes mutually agreed upon subsequent to the date that Buyer and Boeing enter into a definitive agreement for the Option Aircraft.

             2.2.4 Base Price Adjustments. The Aircraft Basic Price of the Option Aircraft will be adjusted for any FAA mandated changes incorporated into the Option Aircraft.

       2.3   Price Adjustments For Option Aircraft
             Delivering From January 2002 through December 2006.

             2.3.1 Special Features. The price for Special Features incorporated in the Option Aircraft Detail Specification will be adjusted to Boeing's then-current prices for such features as of the date of execution of the definitive agreement for the Option Aircraft.

             2.3.2 Escalation Adjustments. For escalation provisions applicable to Option Aircraft delivering after 2001, see paragraph 2.3.6 below.

             2.3.3 Base Price Adjustments for FAA Changes. The Aircraft Basic Price of the Option Aircraft will be adjusted for any FAA mandated changes incorporated into the Aircraft.

             2.3.4 Price Adjustments for Changes. Boeing may adjust the Aircraft Basic Price and the Advance Payment Base Price for any changes

Attachment A to
6-1162-RLL-933Rl
Page 4


mutually agreed upon subsequent to the date that Buyer and Boeing enter into a definitive agreement for the Option Aircraft.

             2.3.5 Base Price Adjustments. The Aircraft Basic Price of the Option Aircraft will be adjusted to Boeing's then-current prices as of the date of execution of the definitive agreement for the Option Aircraft in accordance with the agreement reached below. The Aircraft Basic Price starting point for options delivering from January 2002 through December 2006 is $*** (July 1992 STE). Such Aircraft Basic Price may increase in accordance with paragraphs 2.3.1, 2.3.2, 2.3.3 and 2.3.4. For any other changes to the Aircraft Basic Price, Boeing may increase the Aircraft Basic Price by a maximum of $*** (July 1992 STE) per year or portion thereof starting in January 2002.

             2.3.6 Prices for Long Lead Time Aircraft. Boeing has not established escalation provisions for Model 737-700 aircraft for delivery 2002 and after. Such escalation provisions (i) will be incorporated into the Option Aircraft definitive agreement when such information is available and (ii) will be the then-current escalation provisions applicable to the same model aircraft and engines delivering in the same time period as the Option Aircraft. The resulting revisions to the definitive agreement will include but not be limited to, adjustment of the Aircraft Basic Price of the Option Aircraft, the Advance Payment Base Price, the Aircraft escalation provisions and the advance payment amounts due on the Option Aircraft.

             2.3.7 BFE to SPE. An estimate of the total price for items of Buyer Furnished Equipment (BFE) changed to Seller Purchased Equipment
(SPE) pursuant to the Configuration Specification is included in the Option Aircraft price build-up. The purchase price of the Option Aircraft will be adjusted by the price charged to Boeing for such items plus 10% of such price. If all BFE except developmental avionics is converted to SPE, Boeing will waive the 10% fee.

3. Advance Payment Schedules, Prices and Adjustments.

       3.1 Buyer will pay to Boeing advance payments for the Option Aircraft on the dates and in the amounts determined below.

Attachment A to
6-1162-RLL-933R1
Page 5


                                           Amount Due per Aircraft
                                               (Percentage times
Due Date of Payment                      Advance Payment Base Price)

Deposit                                          $100,000 (if applicable)

18 months prior to the first                     15% (less the
day of the scheduled delivery                         Deposit if any)
month of the Aircraft

12 months prior to the first                     5%
day of the scheduled delivery
month of the Aircraft

9 months prior to the first                      5%
day of the scheduled delivery
month of the Aircraft

6 months prior to the first                      5%
day of the scheduled delivery
month of the Aircraft

                     Total                      30%

Any advance payments that would be past due as of the date of signing the definitive purchase agreement for the Option Aircraft in accordance with the above schedule are due and payable on such date.

       3.2 Option Aircraft advance payment base prices will be increased or decreased, as appropriate, at the time of signing of the definitive purchase agreement for the Option Aircraft, using the then-current forecasted aircraft escalation factors used by Boeing, to determine the amount of the advance payments to be made by Buyer on the Option Aircraft.

Attachment B to
6-1162-RLL-933R1
Page 1


                        PRICE ADJUSTMENT DUE TO
                         ECONOMIC FLUCTUATIONS
                       AIRCRAFT PRICE ADJUSTMENT
                         (July 1992 Base Price)


1.   Formula.

     The Aircraft Price Adjustment will be determined at the time of Aircraft delivery in accordance with the following formula:

     Pa = (P)(L + M - 1)

     Where:

     Pa = Aircraft Price Adjustment.

     L =  .65 x  ECI
                116.2

     M =  .35 x  ICI
                115.9

     P =  Aircraft Basic Price (as set forth in Article 3.2 of this
          Agreement).

   ECI = A value using the "Employment Cost Index for workers in aerospace manufacturing" (aircraft manufacturing, standard industrial classification code 3721, compensation, base month and year June 1989 = 100), as released by the Bureau of Labor Statistics, U.S. Department of Labor on a quarterly basis for the months of March, June, September and December, calculated as follows: A three-month arithmetic average value (expressed as a decimal and rounded to the nearest tenth) will be determined using the months set forth in the table below for the applicable Aircraft, with the released Employment Cost Index value described above for the month of March also being used for the months of January and February; the value for June also used for April and May; the value for September also used for July and August; and the value for December also used for October and November.

Attachment B to
6-1162-RLL-933R1
Page 2


  ICI = The three-month arithmetic average of the released monthly values for the Industrial Commodities Index as set forth in the "Producer Prices and Price Index" (Base Year 1982 = 100) as released by the Bureau of Labor Statistics, U.S. Department of Labor values (expressed as a decimal and rounded to the nearest tenth) for the months set forth in the table below for the applicable Aircraft.

    In determining the value of L, the ratio of ECI divided by 116.2 will be expressed as a decimal rounded to the nearest ten-thousandth and then multiplied by .65 with the resulting value also expressed as a decimal and rounded to the nearest ten-thousandth.

   In determining the value of M, the ratio of ICI divided by 115.9 will be expressed as a decimal rounded to the nearest ten-thousandth and then multiplied by .35 with the resulting value also expressed as a decimal and rounded to the nearest ten-thousandth.

                                 Months to be Utilized
 Month of Scheduled              in Determining the
 Aircraft Delivery               Value of ECI and ICI
 ------------------              --------------------------
 January                         June  B, July  B, Aug.  B
 February                        July  B, Aug.  B, Sept. B
 March                           Aug.  B, Sept. B, Oct.  B
 April                           Sept. B, Oct.  B, Nov.  B
 May                             Oct.  B, Nov.  B, Dec.  B
 June                            Nov.  B, Dec.  B, Jan.  D
 July                            Dec.  B, Jan.  D, Feb.  D
 August                          Jan.  D, Feb.  D, Mar.  D
 September                       Feb.  D, Mar.  D, Apr.  D
 October                         Mar.  D, Apr.  D, May   D
 November                        Apr.  D, May   D, June  D
 December                        May   D, June  D, July  D

The following definitions of B and D will apply:

     B      =  The calendar year before the year in which the scheduled month of delivery as set forth in Paragraph 1 occurs.

     D      =  The calendar year during which the scheduled month of delivery as set forth in Paragraph 1 occurs.

Attachment B to
6-1162-RLL-933R1
Page 3


2. If at the time of delivery of an Aircraft Boeing is unable to determine the Aircraft Price Adjustment because the applicable values to be used to determine the ECI and ICI have not been released by the Bureau of Labor Statistics, then:

   2.1 The Aircraft Price Adjustment, to be used at the time of delivery of each of the Aircraft, will be determined by utilizing the escalation provisions set forth above. The values released by the Bureau of Labor Statistics and available to Boeing 30 days prior to scheduled Aircraft delivery will be used to determine the ECI and ICI values for the applicable months (including those noted as preliminary by the Bureau of Labor Statistics) to calculate the Aircraft Price Adjustment. If no values have been released for an applicable month, the provisions set forth in Paragraph 2.2 below will apply. If prior to delivery of an Aircraft the U.S. Department of Labor changes the base year for determination of the ECI or ICI values as defined above, such rebased values will be incorporated in the Aircraft Price Adjustment calculation. The payment by Buyer to Boeing of the amount of the Purchase Price for such Aircraft, as determined at the time of Aircraft delivery, will be deemed to be the payment for such Aircraft required at the delivery thereof.

   2.2 If prior to delivery of an Aircraft the U.S. Department of Labor substantially revises the methodology used for the determination of the values to be used to determine the ECI and ICI values (in contrast to benchmark adjustments or other corrections of previously released values), or for any reason has not released values needed to determine the applicable Aircraft Price Adjustment, the parties will, prior to delivery of any such Aircraft, select a substitute for such values from data published by the Bureau of Labor Statistics or other similar data reported by non-governmental United States organizations, such substitute to lead in application to the same adjustment result, insofar as possible, as would have been achieved by continuing the use of the original values as they may have fluctuated during the applicable time period. Appropriate revision of the formula will be made as required to reflect any substitute values. However, if within 24 months from delivery of the Aircraft the Bureau of Labor Statistics should resume releasing values for the months needed to determine the Aircraft Price Adjustment, such values will be used to

Attachment B to
6-1162-RLL-933R1
Page 4


determine any increase or decrease in the Aircraft Price Adjustment for the Aircraft from that determined at the time of delivery of such Aircraft.

   2.3 In the event escalation provisions are made non-enforceable or otherwise rendered null and void by any agency of the United States Government, the parties agree, to the extent they may lawfully do so, to equitably adjust the Purchase Price of any affected Aircraft to reflect an allowance for increases or decreases in labor compensation and material costs occurring since February, 1992, which is consistent with the applicable provisions of paragraph 1 of this Exhibit D.

3. For the calculations herein, the values released by the Bureau of Labor Statistics and available to Boeing 30 days prior to scheduled Aircraft delivery will be used to determine the ECI and ICI values for the applicable months (including those noted as preliminary by the Bureau of Labor Statistics) to calculate the Aircraft Price Adjustment.

Note:     Any rounding of a number, as required under this Exhibit D with respect to escalation of the airframe price, will be accomplished as follows: if the first digit of the portion to be dropped from the number to be rounded is five or greater, the preceding digit will be raised to the next higher number.

6-1162-RLL-934R1


Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:  Letter Agreement No. 6-1162-RLL-934R1 to
          Purchase Agreement No. 1810 -
          Disclosure of Confidential Information


This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1. Buyer understands that certain commercial and financial information contained in the documents listed below (Confidential Documents) is considered by Boeing as confidential.

2. Buyer agrees that it will treat the Confidential Documents and the information contained therein as confidential and will not, without the prior written consent of Boeing, disclose such Confidential Documents or any information contained therein to any other person or entity except as may be required by (i) applicable law or governmental regulations, or (ii) for financing the Aircraft in accordance with the provisions of Article 10 of the Agreement.

3. In connection with any such disclosure or filing of the Confidential Documents, or the information contained therein pursuant to any such applicable law or governmental regulation, Buyer will request and use its best reasonable efforts to obtain confidential treatment of such Confidential Documents and the information contained therein. Boeing agrees to cooperate with Buyer in making and supporting its request for confidential treatment.

   Schedule of Confidential Documents

                    1.     Letter Agreement No. 6-1162-RLL-932
                    2.     Letter Agreement No. 6-1162-RLL-933R1
                    3.     Letter Agreement No. 6-1162-RLL-934R1
                    4.     Letter Agreement No. 6-1162-RLL-935R1
                    5.     Letter Agreement No. 6-1162-RLL-936R1
                    6.     Letter Agreement No. 6-1162-RLL-937
                    7.     Letter Agreement No. 6-1162-RLL-938

Southwest Airlines Co.
6-1162-RLL-934R1    Page 2

                    8.     Letter Agreement No. 6-1162-RLL-939R1
                    9.     Letter Agreement No. 6-1162-RLL-940R1
                   10.     Letter Agreement No. 6-1162-RLL-941R1
                   11.     Letter Agreement No. 6-1162-RLL-942
                   12.     Letter Agreement No. 6-1162-RLL-943
                   13.     Letter Agreement No. 6-1162-RLL-944
                   14.     Letter Agreement No. 6-1162-RLL-945
                   15.     Letter Agreement No. 6-1162-RLL-1855
                   16.     Letter Agreement No. 6-1162-RLL-1856
                   17.     Letter Agreement No. 6-1162-RLL-1857
                   18.     Letter Agreement No. 6-1162-RLL-1858
                   19.     Letter Agreement No. 6-1162-RLL-2036
                   20.     Letter Agreement No. 6-1162-RLL-2037
                   21.     Letter Agreement No. 6-1162-RLL-2073

4. Confidential Treatment.

   Buyer understands that certain commercial and financial information contained in this Letter Agreement is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement.

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  ----------------------
Its   Attorney-in-Fact
   ---------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By    /s/ Gary A. Barron
  ----------------------
Its   EVP-COO
   ---------------------

6-1162-RLL-935R1



Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:    Letter Agreement No. 6-1162-RLL-935R1 to
            Purchase Agreement No. 1810 -
            Aircraft Performance Guarantees

This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein will have the same meaning as in the Agreement.

1. Aircraft Performance Guarantees. The only performance guarantees applicable to the Aircraft are those set forth in the Attachment hereto.

2. ***. Buyer has requested a *** is specifically described in paragraph 2.4.1 of the Attachment.

In addition to the *** made in the *** in paragraph 2.4.1 and notwithstanding the tolerance in such paragraph, Boeing agrees that if, at the time of Aircraft delivery, the *** is subject to the adjustment described in paragraph 4.2 of the Attachment.

3. Confidential Treatment. Buyer understands that certain commercial and financial information contained in this Letter Agreement including any attachments hereto is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity except as provided in Letter Agreement
No. 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY



By   /s/ R. Leo Lyons
  --------------------
Its Attorney-in-Fact
   -------------------

Southwest Airlines Co.
6-162-RLL-935R1  Page 2


ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
   ---------------------
Its  EVP-COO
    --------------------
Attachment

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 1


            MODEL 737-7H4 PERFORMANCE GUARANTEES

              SECTION         CONTENTS
               1              AIRCRAFT MODEL APPLICABILITY
               2              FLIGHT PERFORMANCE
               3              MANUFACTURER'S EMPTY WEIGHT
               4              AIRCRAFT CONFIGURATION
               5              GUARANTEE CONDITIONS
               6              GUARANTEE COMPLIANCE
               7              EXCLUSIVE GUARANTEES

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 2


1        AIRCRAFT MODEL APPLICABILITY

         The guarantees contained in this Attachment (the "Performance Guarantees") are applicable to the 737-7H4 Aircraft with a maximum takeoff weight of 138,500 pounds and equipped with Boeing furnished CFM56-7 engines operated at a sea level, static, uninstalled takeoff thrust rating of 22,000 pounds.

2        FLIGHT PERFORMANCE

2.1      Takeoff

         The FAA approved takeoff field length at a gross weight at the start of the ground roll of 138,500 pounds, at a temperature of 86 F, at a sea level altitude and using maximum takeoff thrust, shall not be more than the following guarantee value:

                         NOMINAL:       ***       Feet
                         TOLERANCE:     ***       Feet
                         GUARANTEE:     ***       Feet

2.2     Landing

        The FAA approved landing field length at a gross weight of 128,000 pounds and at a sea level altitude, shall not be more than the following guarantee value:

                         NOMINAL:       ***       Feet
                         TOLERANCE:     ***       Feet
                         GUARANTEE:     ***       Feet

2.3     Cruise Specific Air Range

        The cruise specific air range at a gross weight of 125,000 pounds on a standard day, at an altitude of 39,000 feet, at 0.787 Mach number

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 3

        and using not more than maximum cruise thrust, shall not be less than the following guarantee value:

                         NOMINAL:       ***       NAM/Pound
                         TOLERANCE:     ***       NAM/Pound
                         GUARANTEE:     ***       NAM/Pound

2.4     Mission

2.4.1   Mission Payload

        The payload for a stage length of 1,555 nautical miles in still air (equivalent to a distance of 1,303 nautical miles with a 77 knot headwind) using the conditions and operating rules defined below, shall not be less than the following guarantee value:

                         NOMINAL:       ***
                         TOLERANCE:     ***
                         GUARANTEE:     ***

        Conditions and operating rules:

        Stage       The stage length is defined as the sum of the
        Length:     distances for the climbout maneuver, climb,
                    cruise, and descent.

        Takeoff:    The airport altitude is 599 feet.

                    The airport temperature is 56 F.

                    The runway length is 10,230 feet.

                    The runway slope is 0.4 percent downhill

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 4

                    The following obstacle definition is based on a straight-out departure where obstacle height and distance are specified with reference to the liftoff end of the runway:

                                 Distance      Height
                           1.       285 Feet    43 Feet
                           2.     2,716 Feet    79 Feet
                           3.    38,530 Feet   423 Feet
                           4.    69,491 Feet   719 Feet

                    Maximum takeoff thrust is used for the takeoff.

                    The takeoff gross weight shall conform to FAA
                    Regulations.

       Climbout     Following the takeoff to 35 feet, the Aircraft
       Maneuver:    accelerates to 250 KCAS while climbing to 1,500
                    feet above the departure airport altitude and
                    retracting flaps and landing gear.

       Climb: The Aircraft climbs from 1,500 feet above the departure airport altitude to 10,000 feet altitude at 250 KCAS.

                    The Aircraft then accelerates at a rate of climb of 500 feet per minute to a climb speed 280 KCAS.

                    The climb continues at 280 KCAS until 0.78 Mach number is reached.

                    The climb continues at 0.78 Mach number to the cruise altitude.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 5

                    The temperature is ISA+10 C during climb.
                    Maximum climb thrust is used during climb.

        Cruise:     The Aircraft cruises at 0.788 Mach number.

                    The initial cruise altitude is not less than 35,000 feet.

                    A step climb of 4,000 feet altitude may be used when beneficial to minimize fuel burn.

                    The temperature is ISA+10 C during cruise.

                    The cruise thrust is not to exceed maximum cruise thrust except during a step climb when maximum climb thrust may be used.

        Descent:    The Aircraft descends from the cruise altitude at
                    0.78 Mach number until 250 KCAS is reached.

                    The descent continues at 250 KCAS to an altitude of 1,500 feet above the destination airport altitude.

                    Throughout the descent, the cabin pressure will be controlled to a maximum rate of descent equivalent to 300 feet per minute at sea level.

                    The temperature is ISA+10 C during descent.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 6

        Approach     The Aircraft decelerates to the final approach
        and Landing  speed while extending landing gear and flaps,
        Maneuver:    then descends and lands.

                     The destination airport altitude is 1,133 feet.

        Fixed        For the purpose of this guarantee and for the
        Allowances:  purpose of establishing compliance with this
                     guarantee, the following shall be used as fixed
                     quantities and allowances:

                     Taxi-out:

                          Fuel             243  Pounds

                     Takeoff and Climbout Maneuver:

                          Fuel             462  Pounds
                          Distance         3.6  Nautical Miles

                     Approach and Landing Maneuver:

                          Fuel             188  Pounds

                     Taxi-in (shall be consumed from the
                     reserve fuel):

                          Fuel             135  Pounds

                     Usable reserve fuel remaining upon completion
                     of the approach and landing maneuver:  7,424
                     Pounds

2.4.2   Mission Block Fuel

        The block fuel for a stage length of 557 nautical miles in still air (equivalent to a distance of 500 nautical miles with a 50 knot

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 7

        headwind) with a 30,825 pound payload using the conditions and operating rules defined below, shall not be more than the following guarantee value:

                      NOMINAL:       ***
                      TOLERANCE:     ***
                      GUARANTEE:     ***

        Conditions and operating rules are the same as Paragraph 2.4.1 except as follows:

        Block Fuel:    The block fuel is defined as the sum of the fuel used
                       for taxi-out, takeoff and climbout maneuver, climb,
                       cruise, descent, approach and landing maneuver, and
                       taxi-in.

        Takeoff:       The airport altitude is sea level.

                       The takeoff gross weight is not limited by the airport conditions.

        Climb:         The temperature is standard day during climb.

        Cruise:        The Aircraft cruises at 0.785 Mach number.

                       The cruise altitude is 39,000 feet. There is no step climb.

                       The temperature is standard day during cruise.

        Descent:       The temperature is standard day during descent.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page  8

        Approach
        and Landing
        Maneuver:      The destination is a sea level airport.

        Fixed
        Allowances:    For the purpose of this guarantee and for the purpose
                       of establishing compliance with this guarantee, the
                       following shall be used as fixed quantities and
                       allowances:

                       Takeoff and Climbout Maneuver:
                              Fuel      417  Pounds
                              Distance  3.1  Nautical Miles

                       Approach and Landing Maneuver:
                              Fuel      194  Pounds

                       Taxi-in (shall be consumed from the reserve fuel):
                              Fuel      135  Pounds

                       Usable reserve fuel remaining upon completion of the approach and landing maneuver: 6,992 Pounds

2.4.3  Operational  Empty  Weight  Basis

       The Operational Empty Weight (OEW) derived in Paragraph 2.4.4 is the basis for the mission guarantees of Paragraph 2.4.1 and 2.4.2.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 9

2.4.4  737-7H4 Weight Summary -   Southwest Airlines

                                                                    Pounds
                                                                   --------
 Standard Model Specification MEW                                    77,300
     Configuration Specification D6-38808 Rev. B
          dated  4-15-94
     140 (0F/140Y)  Passengers
     CFM56-7  Engines
     133,500  Pounds Maximum Taxi Weight
     7,150  U.S. Gallons Fuel Capacity

     Anticipated Changes to Config. Spec. D6-38808
     6,878  U.S. Gallons Fuel Capacity                                   0

  Customer Requested Changes:
     Interior Change to 137 (0F/137Y) Passengers*                    1,152
       (Ref:  CR  2520CH3538, LOPS-XXX-XXXX)
     MTW 139,000 lb ilo 133,500 lb (CR 0310CH3332)                       0
     Air Condition Rev, Gasper Air (CR 2123CH3042)                      61
     ECS Recirc. Filter - Charcoal (CR 2123CH3043)                      33
     Second Observer's Station     (CR 2511CH3049)                      35
     Cargo Compartment Lining Rev. (CR 2550CH3153)                     212
     Additional Change Requests Allowance                              100

Manufacturer's Empty Weight (MEW)                                   78,893

   Standard and Operational Items Allowance                          4,113
        (Paragraph 2.4.5)

Operational Empty Weight (OEW)                                      83,006

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 10

                                     Quantity  Pounds Pounds
*Seat Weight Included:                                3,571

             Economy Class Doubles          1      62
             Economy Class Triples         45   3,509

2.4.5   Standard and Operational Items Allowance
                                       Qty     Pounds  Pounds   Pounds
Standard Items Allowance                                          930

              Unusable Fuel                               157
              Oil                                         152
              Oxygen Equipment                             51
                 Passenger Portable      4         48
                 Crew Masks                         3
              Miscellaneous Equipment                      13
                 Crash Axe               1          2
                 Megaphones              2          6
                 Flashlights             4          4
                 Smoke Goggles           1          1
              Galley Structure &
                     Fixed Inserts                        557

Operational Items Allowance                                      3,183

   Crew and Crew Baggage                                  910
                 Flight Crew             2        340
                 Cabin Crew              3        420
                     Baggage             5        125
                     Briefcases          1         25
                 Catering Allowance (X meals)           1,529
                 First Class             x
                 Business Class          x
                 Economy Class          139     1,529

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 11


   Passenger Service Equipment          137              274
   Potable Water - 30 Gallons                            263
   Waste Tank Disinfectant                2               34
   Emergency Equipment                                   173
         Escape Slides - Forward          2       106
         Escape Slides - Aft              2        67

Total Standard and Operational Items Allowance                   4,113

3     MANUFACTURER'S EMPTY WEIGHT

      The Manufacturer's Empty Weight (MEW) is guaranteed not to exceed the value in Section 03-60-00 of Detail Specification D6-38808-1 plus two percent.

4     AIRCRAFT CONFIGURATION

4.1 The guarantees contained in this Attachment are based on the Aircraft configuration as defined in the original release of Detail Specification D6-38808-1 (hereinafter referred to as the Detail Specification). Appropriate adjustment shall be made for changes in such Detail Specification approved by the Buyer and Boeing or otherwise allowed by the Purchase Agreement which cause changes to the performance, and/or weight and balance of the Aircraft. Such adjustment shall be accounted for by Boeing in its evidence of compliance with the guarantees.

4.2   ***

      (1) Changes to the Detail Specification including Change Requests, Master Changes, Change Orders or any other changes mutually agreed upon between the Buyer and Boeing or otherwise allowed by the Purchase Agreement.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 12


      (2) The difference between the component weight allowances given in Appendix IV of the Detail Specification and the actual weights.

5     GUARANTEE CONDITIONS

5.1 All guaranteed performance data are based on the ICAO International Standard Atmosphere (ISA) and specified variations therefrom; altitudes are pressure altitudes.

5.2 The FAA Regulations (FAR) referred to in this Attachment are, unless otherwise specified, defined to be the 737-500 Certification Basis regulations specified in the Type Certificate Data Sheet A16WE, Revision 13, dated February 12, 1990. Those regulations do not include the all-engine refused takeoff of Amendment 25-42.

5.3 In the event a change is made to any law, governmental regulation or requirement, or in the interpretation of any such law, governmental regulation or requirement that affects the certification basis for the Aircraft as described in Paragraph 5.2, and as a result thereof, a change is made to the configuration and/or the performance of the Aircraft in order to obtain certification, the guarantees set forth in this Attachment shall be appropriately modified to reflect any such change.

5.4 The takeoff and landing guarantees and the takeoff portion of the mission payload guarantee are based on hard surface, level and dry runways with no wind or obstacles, no clearway or stopway, 225 mph H43.5" x 16"-21" tires, and with anti-skid operative unless otherwise specified. The takeoff performance is based on no engine bleed for air conditioning or thermal anti-icing and the Auxiliary Power Unit
      (APU) turned off unless otherwise specified. The improved climb performance procedure will be used for takeoff as required. The landing performance is based on the use of automatic spoilers.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 13

5.5 The cruise specific air range guarantee and the climb, cruise, and descent portions of the mission guarantees include allowances for normal power extraction and engine bleed for normal operation of the air conditioning system. Normal electrical power extraction shall be defined as not less than a 50 kilowatts total electrical load.
      Normal operation of the air conditioning system shall be defined as pack switches in the "Auto" position, the temperature control switches in the "Auto" position that results in a nominal cabin temperature of 75 F, and all air conditioning systems operating normally. This operation allows a maximum cabin pressure differential of 8.35 pounds per square inch at higher altitudes, with a nominal Aircraft cabin ventilation rate of 2,200 cubic feet per minute including passenger cabin recirculation (nominal recirculation is 33 percent). The APU is turned off unless otherwise specified.

5.6 The cruise specific air range guarantee and the climb, cruise, and descent portions of the mission guarantees are based on H43.5" x 16"-21" tires and an Aircraft center of gravity location, as determined by Boeing, not to be aft of 24 percent of the mean aerodynamic chord.

5.7   Performance, where applicable, is based on a fuel Lower Heating Value
      (LHV) of 18,580 BTU per pound and a fuel density of 6.75 pounds per U.S. gallon.

6     GUARANTEE COMPLIANCE

6.1 Compliance with the guarantees of Sections 2 and 3 shall be based on the conditions specified in those sections, the Aircraft configuration of Section 4 and the guarantee conditions of Section 5.

6.2 Compliance with the takeoff and landing guarantees and the takeoff portion of the mission payload guarantee shall be based on the FAA approved Airplane Flight Manual for the Model 737-700 which includes digital performance information.

Attachment to Letter Agreement
No. 6-1162-RLL-935R1
Page 14

6.3 Compliance with the cruise specific air range guarantee and with the climb, cruise, and descent portions of the mission guarantee shall be established by calculations based on flight test data obtained from an aircraft in a configuration similar to that defined by the Detail Specification.

6.4 The data derived from tests shall be adjusted as required by conventional methods of correction, interpolation or extrapolation in accordance with established engineering practices to show compliance with these guarantees.

6.5 The OEW used for compliance with the mission guarantees shall be the actual MEW plus the Standard and Operational Items Allowance in Paragraph 03-60-00 of the Detail Specification.

6.6 Compliance with the Manufacturer's Empty Weight guarantee shall be based on information in the "Weight and Balance Control and Loading Manual - Aircraft Report."

6.7 Compliance shall be based on the performance of the airframe and engines in combination, and shall not be contingent on the engine meeting its manufacturer's performance specifications.

7        EXCLUSIVE GUARANTEES

         The only performance guarantees applicable to the Aircraft are those set forth in this Attachment.

6-1162-RLL-936R1

Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:  Letter Agreement No. 6-1162-RLL-936R1 to
          Purchase Agreement No. 1810 -
          Certain Contractual Matters

This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to Model 737-7H4 aircraft (the Aircraft) and Letter Agreement 6-1162-RLL-933R1, dated even date herewith, entitled "Option Aircraft", relating to the sale by Boeing and the purchase by Buyer of sixty-seven (67) additional Model 737-7H4 aircraft (the Option Aircraft) and forty-nine (49) Model 737-7H4 Rollover Option Aircraft (Rollover Option Aircraft).

The commitments made herein to Buyer are provided from Boeing and CFM International Inc. (CFM).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.   Credit Memorandum - Aircraft - Firm Aircraft.

     In consideration of Buyer's purchase of the Aircraft, Boeing will issue to Buyer at the time of delivery of each Aircraft a credit memorandum which may be used by Buyer for the purchase of Boeing goods and services or applied to the final delivery payment for the Aircraft for which the credit was issued. The amount of this credit memorandum applicable to each Aircraft will be *** of the Aircraft Basic Price (July 1992 STE $) ***.

2.   Credit Memorandum - Aircraft - Option Aircraft and Rollover Option
     Aircraft.

     In consideration of Buyer's purchase of the Option Aircraft and Rollover Option Aircraft, Boeing will issue to Buyer at the time of delivery of each Option Aircraft and Rollover Option Aircraft a credit memorandum which may be

Southwest Airlines Co.
6-1162-RLL-936R1  Page 2

used by Buyer for the purchase of Boeing goods and services was issued. The amount of the credit memorandum applicable to each Aircraft will be *** of the Aircraft Basic Price (July 1992 STE $) ***.

3. Simulation Data Credits.

   If Buyer purchases one subsequent simulator data package for a price of $*** dollars (July 1992 STE $), Boeing will issue offsetting credit memoranda in amounts equal to Boeing's invoice price of such simulator data concurrent with the issuance of such invoice. If Buyer purchases one concurrent simulator data package for a price of $***, Boeing will issue an offsetting credit memorandum in an amount equal to Boeing's invoice price of such simulator data package concurrent with the issuance of such invoice. Buyer understands that the concurrent data package price of $*** (July 1992 STE $) is valid only if the second simulator is manufactured by the same simulator manufacturer as the subsequent simulator and the concurrent simulator is ordered within eight years of the signing of the Agreement.

4. Credits.

   The Aircraft Basic Price for Buyer's 737-7H4 Aircraft does not include a price for Dual Flight Management Computer and Five Channel SELCAL. These two features will be installed in the Aircraft but deactivated. If Buyer decides at anytime (whether before or after delivery) to activate this capability, Buyer will pay Boeing an amount equal to *** (July 1992 STE $) escalated to the month and year of delivery of that Aircraft in accordance with the aircraft escalation formula (Exhibit D - Aircraft Price Adjustment) for this installed capability. If Buyer sells or leases the Aircraft for operation by a third party and the features are subsequently activated, Buyer will pay or cause the subsequent buyer or lessee to pay the above described activation charge to Boeing.

5. Maximum Takeoff Weight Credit Memoranda.

   Buyer has purchased a Maximum Takeoff Weight of 138,500 pounds for the Aircraft. Boeing will, at the time of Aircraft delivery, issue to Buyer a credit memoranda in the amount of $*** (July 1992 STE $), *** to offset the price for 500 pounds of Maximum Takeoff Weight.

Southwest Airlines Co.
6-1162-RLL-936R1  Page 3


6. Confidential Treatment.

   Buyer understands that certain commercial and financial information contained in this Letter Agreement is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.


Very truly yours,

THE BOEING COMPANY



By     /s/ R. Leo Lyons
  -----------------------
Its   Attorney-in-Fact
    ---------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By    /s/ Gary A. Barron
  ------------------------
Its   EVP-COO
   -----------------------

6-1162-RLL-939R1


Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:       Letter Agreement No. 6-1162-RLL-939R1 to
               Purchase Agreement No. 1810 -
               Certification Flight Test Aircraft

This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to Model 737-7H4 Aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

It is understood that *** Aircraft will be used by Boeing in its flight test program for obtaining the FAA Type and Airworthiness Certificates required under Article 8.1 of the Agreement, prior to delivery to Buyer (Test Aircraft). Buyer will accept delivery of each Test Aircraft ***. The Test Aircraft will be delivered in the delivery months specified in
Article 2 herein.

1.      Aircraft Refurbishment.

        Boeing shall refurbish each Test Aircraft prior to delivery thereof to Buyer to ensure each Test Aircraft is in compliance with the Detail Specification. Reasonable wear and tear shall be permissible is all areas of the Test Aircraft except interior areas exposed to passenger view. Such interior areas shall be in a condition, at time of delivery to Buyer, comparable to the same areas of other Model 737-7H4 aircraft delivered to Buyer in the same time period as the Test Aircraft.

2.      PRR and Service Bulletin Incorporation.

        During the refurbishment of each Test Aircraft, Boeing will incorporate therein all applicable PRR's and Service Bulletins which are released by Boeing for production incorporation in other Model 737-7H4 aircraft scheduled for delivery to Buyer prior to scheduled delivery of

Southwest Airlines Co.
6-1162-RLL-939R1  Page 2

the Test Aircraft, except for any such PRR's and/or Service Bulletins which Boeing determines, and Buyer agrees, are impracticable to retrofit on the Test Aircraft. Buyer's agreement shall not be unreasonably withheld. ***.

3.      Warranty.

        The Boeing warranty for airframe and components of each Test Aircraft shall run full term from delivery of each Test Aircraft. If any Boeing supplier, except engine manufacturer, refuses to honor any Buyer valid warranty claim solely on the basis of use or time expiration relating to flight test or refurbishment, ***.

4.      Wheels, Tires and Brakes.

        Boeing shall install new tires, wheels and brakes on each Test Aircraft, after such flight test and prior to delivery of each Test Aircraft.

5.      Accomplishment of "C" Check.

        Boeing will accomplish a Boeing-recommended "C" Check or equivalent on each Test Aircraft prior to delivery thereof.

6.      List of Greases, Oils and Other Fluids.

        Boeing will provide Buyer in a timely manner a list of part and/or specification numbers and suppliers of the greases, oils and other fluids used to service the Test Aircraft during the flight test program.

7.      Flight Test Engines.

        Boeing confirms that CFM International (CFM) shall inspect and repair as necessary any engines installed on and used on the Test Aircraft in such flight test program and installed either on the Test Aircraft or installed on subsequent Model 737-7H4 aircraft to be delivered under the Agreement at the time of delivery to Buyer and the engine and parts warranty shall apply to such engines recognizing the flight hours and the flight cycles accumulated thereon during such testing, as of their delivery to Buyer. Boeing also confirms that in any CFM direct agreement with Buyer, CFM shall include such engines in

Southwest Airlines Co.
6-1162-RLL-939R1   Page 3

all applicable product support plans and guarantees on terms to be agreed upon between CFM and Buyer. Buyer agrees to accept delivery of such engines on any of the aforementioned Aircraft.

8.     Special Remuneration.

       ***

9.     Other Terms and Conditions.

       All terms and conditions relating to the manufacture, purchase and sale of the Test Aircraft as set forth in the Purchase Agreement shall remain in full force and effect except as amended by the provisions herein.

10.    Flight Test Standby Spares.

       In accordance with the provisions of Exhibit E to the Purchase Agreement, Buyer shall provide BFE Standby Spares for Test Aircraft in the flight test program in accordance with requirements mutually agreed to by Boeing and Buyer. The identification and scheduled requirement dates for such BFE Standby Spares will be identified by Boeing in Document PED 263 referenced in Exhibit E to the Purchase Agreement.

Upon completion of the flight test program, standby spares provisioned for flight test shall be allocated to fulfill open production requirements for Buyer's Aircraft, or returned to Buyer, at Buyer's option.

11.   Confidential Treatment.

      Buyer understands that certain commercial and financial information contained in this Letter Agreement is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Southwest Airlines Co.
6-1162-RLL-939R1   Page 4

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  -----------------------
Its   Attorney-in-Fact
   ----------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
  -----------------------
Its  EVP-COO
   ----------------------

6-1162-RLL-940R1


Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:   Letter Agreement No. 6-1162-RLL-940R1 to
           Purchase Agreement No. 1810 -
           Training Matters

This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and
Southwest Airlines Co. (Buyer) relating to Model 737-7H4 aircraft (the
Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.   Model 737-700 Pilot Type Rating.

     Boeing has established that the same pilot type rating for Buyer's 737-700 and the current 737-200, -300, -400 and -500 aircraft is a major program objective. Boeing is confident that the foregoing objective is attainable and Boeing will use its best reasonable efforts in this matter.

      1.1  Master Difference Requirements (MDR) Table.

           Boeing will use its best reasonable efforts to obtain FAA Flight Standards Board (FSB) approval of the MDR table which will include:

           A.      Reference to Buyer's ***.

           B. Training, checking and currency levels within the MDR table that reflect no levels beyond *** (other than CBT), simulator or aircraft to maintain currency in the 737-700.

      1.2 Required currency intervals will be the same as with Buyer's current Model 737-2H4, 737-3H4 and 737-5H4 Aircraft.

2.    Model 737-300, -500 to Model 737-700 Pilot Training Differences
      Program.

      Boeing will use its best reasonable efforts to obtain FAA approval for a pilot training differences program of no more than *** duration comprised of only Computer Based Training (CBT).

Southwest Airlines Co.
6-1162-RLL-940R1  Page  2


3.    Mixed Fleet Operation.

      Buyer will be able to operate the 737-700 interchangeably in mixed fleet operation with Buyer's existing fleet of 737-200/-300/-500 aircraft. There will not be any additional currency requirements arising out of the resulting mixed fleet operation that will cause such mixed fleet operations to be impractical. Events which would cause such mixed fleet operation to be impractical include, but are not limited to:
(a) the currency level described in 1.1B above falls below level B, which specifically results in a mixed fleet operation being impractical, or (b) the Buyer is required to maintain landing currency in the 737-700 Aircraft, as specified in F.A.R. 121.439 or any successor provision.
The foregoing items are not intended to be an exhaustive list, or to represent the level of impracticality required to implement Paragraph 5.

4.    Cockpit Configuration.

      The objectives set forth in paragraphs 1-3 above are based on Buyer's 737-7H4 cockpit configuration (as described by Detail
Specification D6-38808-1, dated October 30, 1996, as further described in Exhibit A attached hereto) being essentially the same as Buyer's current 737-300 (D6-76300-2 Rev. AD dated 3/22/96) and 737-500
(D6-38500-3 Rev. G dated 5/1/92) configuration. In addition, the objectives set forth in paragraphs 1 through 3 are based upon the understanding that the 737-700 will be operated with the same level of *** used in Buyer's 737-3H4/5H4 aircraft at the time of delivery of the first 737-7H4 Aircraft.

5. Consequence to Boeing if Mixed Fleet Operation Objective Sought by Boeing is Not Achieved.

      If, due to any FAA requirements, or impracticality as described in Paragraph 3 above, Buyer is unable to operate the 737-700 in a mixed fleet operation, ***.

6. Consequence to Boeing if the 737-300 and 737-500 to 737-700 Pilot Training Differences Objective Sought by Boeing is not Achieved.

      If the pilot training differences program levied by the FAA (as identified in paragraph 2 above), exceeds *** and/or requires the need for flight simulator training, or training requires the use of a training device other than Computer Based Training delivery hardware,
***.

Southwest Airlines Co.
6-1162-RLl-940R1  Page 3


7.    Flight Crew Computer Based Training.

      7.1  See Exhibit C, Part C, Paragraph 4.1 of the Purchase
Agreement, Computer Based Training.

      7.2 Recognizing that CBT authoring technologies will continue to change, Boeing agrees to hold discussions with Buyer to develop a mutually agreeable solution by January 1, 1996. The CBT program will contain 100 percent CBT coverage and support on airline Advanced
Qualification Program Applicable.

8.   Maintenance Training Computer Based Training.

     At the conclusion of the Maintenance Training Program, Boeing will provide one set of the standard Computer Based Training courseware utilized by Boeing to conduct Maintenance training. Revision service will not be provided for these materials.

9.   737-7H4 Structural Repair Manual.

     In response to Buyer's request, Boeing will provide to Buyer an improved Structural Repair Manual (SRM) that will standardize and improve composite repairs. Boeing will also expand the allowable damage and repair limits in applicable areas.

10.  Delivery of Flight Manual and Operations Manual.

     Buyer has a requirement to receive its initial flight and operations manual earlier than on the actual delivery day of Buyers first Aircraft. Boeing will provide an advanced representative copy of the flight and operations manual on or before August 15, 1997. Boeing will provide the FAA approved flight manual and operations manual to Buyer immediately after the FAA approves the flight manual.

11.  Confidential Treatment.

     Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Southwest Airlines Co.
6-1162-RLL-940R1  Page 4


Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  -------------------------
Its   Attorney-in-Fact
   ------------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
  -------------------------
Its  EVP-COO
   ------------------------

6-1162-RLL-941R1


Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:       Letter Agreement No. 6-1162-RLL-941R1 to
               Purchase Agreement No. 1810 -
               Other Matters

This Letter Agreement amends Purchase Agreement No. 1810 dated January 19, 1994 (the Agreement) between The Boeing Company (Boeing) and Southwest AIRLINES Co.. (Buyer) relating to Model 737-7H4 Aircraft (the Aircraft) and to Letter Agreement No. 6-1162-RLL-933 dated even date herewith, entitled "Option Aircraft," relating to the sale by Boeing and purchase by Buyer of sixty-seven (67) additional Model 737-7H4 aircraft (the Option Aircraft) and forty-nine (49) Model 737-7H4 Rollover Option Aircraft (Rollover Option Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.    Delivery Delay.

      Notwithstanding the language set forth in Article 2.3 "Notice of Delivery Date," if Buyer requests a delivery delay for any Aircraft within the contract delivery month, Buyer shall not be charged for costs of the first ten (10) days of such delay.

2.    Purchase Price - Excusable Delay/Destroyed Aircraft.

      2.1. If the Article 2.1 delivery month for any Aircraft is delayed because of an excusable delay under Article 6.1, Boeing agrees that the Aircraft Price shall be determined as if the delayed Aircraft had been delivered during the original Article 2.1 delivery month.

      2.2. In the event any Aircraft is destroyed and Boeing offers Buyer a replacement Aircraft under Article 6.3, Boeing agrees that the Aircraft Price shall be determined as if the replacement aircraft had been delivered during the original Article 2.1 delivery month of the destroyed Aircraft.

Southwest Airlines Co.
6-1162-RLL-941R1  Page 2


3.   Advance Payment - Repayment.

     ***

4.   Confidential Treatment.

     Buyer understands that certain commercial and financial information contained in this Letter Agreement is considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.


Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
   ------------------------
Its   Attorney-in-Fact
    -----------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
  -------------------------
Its  EVP-COO
   ------------------------

6-1162-RLL-1855




Southwest Airlines Co.
P.O. Box 36611
Dallas, Texas 75235-1611

Subject:       Letter Agreement No. 6-1162-RLL-1855 to
               Purchase Agreement No. 1810
               Additional Contractual Matters

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of sixty-three
(63) Model 737-7H4 aircraft (the Aircraft) and Letter Agreement 6-1162-RLL-933R1, dated even date herewith, entitled "Option Aircraft", relating to the sale by Boeing and the purchase by Buyer of sixty-seven
(67) additional Model 737-7H4 aircraft (the Option Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.    ***
      for the Aircraft.

      In further consideration of Buyer's purchase of the Aircraft, Boeing will issue at the time of delivery of each Aircraft a *** escalated to the month of delivery of the specific Aircraft in accordance with Exhibit D "Aircraft Price adjustment" to be used by Buyer for the purchase of Boeing and or CFMI goods and services or applied to the final delivery payment for the Aircraft for which such
***.

2.    ***
      for the Option Aircraft delivering from October 1998 through December 31, 2001.

      In further consideration of Buyer's purchase of the Option Aircraft delivering from October 1998 through December 31, 2001, Boeing will issue at the time of delivery of each such Option Aircraft *** escalated to the month of delivery of the specific Aircraft in accordance with Exhibit D "Aircraft Price adjustment" to be used by Buyer for the purchase of Boeing and or CFMI goods and services or applied to the final delivery payment for the Option Aircraft for which such ***.

Southwest Airlines Co.
6-1162-RLL-1855  Page 2

3.   Confidential Treatment

     Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  -------------------------
Its   Attorney-in-Fact
   ------------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By   /s/ Gary A. Barron
   ------------------------
Its  EVP-COO
   ------------------------

6-1162-RLL-1856

Southwest Airlines Co.
P.O. Box 36611 - Love Field
Dallas, Texas  75235

Subject:    Letter Agreement No. 6-1162-RLL-1856 to
            Purchase Agreement No. 1810 -
            ***

This Letter Agreement amends Purchase Agreement No. 1810 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein will have the same meaning as in the Agreement.

***

2. Confidential Treatment.

Buyer understands that certain commercial and financial information contained in this Letter Agreement and attachment(s) hereto are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement No. 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY


By    /s/ R. Leo Lyons
  -----------------------
Its   Attorney-in-Fact
   ----------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By   /s/ Gary A. Barron
   ----------------------
Its  EVP-COO
   ----------------------

6-1162-RLL-1857



Southwest Airlines Co.
P. O. Box 36611 - Love Field
Dallas, Texas 75235

Subject:       Letter Agreement No. 6-1162-RLL-1857 to
               Purchase Agreement No. 1810 -
               Service Ready Validation
               Program Field Test

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of sixty-three
(63) Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Purchase Agreement, and not defined herein, shall have the same meanings as in the Purchase Agreement.

1.   Service Ready Validation Program Field Test

Boeing and Buyer agree it is mutually beneficial for the Aircraft to be service ready at entry into service. Boeing and Buyer will implement the Service Ready Validation Program Field Test (SRVP) which will aid in validating the Aircraft for entry into service in October 1997. Boeing and Buyer agree to use one of Buyer's Aircraft prior to delivery as the SRVP Aircraft (SRVP Aircraft).

2.   Non-Exclusivity of the SRVP

This Letter Agreement is not intended to prevent other AIRLINES from participating in similar activities to support their efforts for being service ready at delivery of the first Aircraft.

3.   The SRVP

          3.1 The areas of validation during the SRVP include but are not limited to the basic aircraft systems, applicable BFE, routine maintenance activities, selected non routine maintenance activities, aircraft operations and aircraft documentation.

Southwest Airlines Co.
6-1162-RLL-1857   Page 2


          3.2 The SRVP contemplates simulated in-service operations on Buyer's route network. The current contemplated schedule of such operations consists of approximately forty-eight (48) flight sectors to be operated from July 11, 1997 through July 16, 1997.

          3.3 The route network is currently contemplated to include Dallas, Chicago and other cities yet to be identified.

4.   Ownership and Control of SRVP Aircraft

     4.1   Operation of the Aircraft

During the SRVP, the ownership and control of the Aircraft will at all times remain with Boeing. During all SRVP flights the final authority and responsibility for the SRVP Aircraft will at all times remain with the Boeing pilot who will occupy one of the two pilots' seats. No revenue passengers or cargo will be carried on the SRVP Aircraft, and Boeing may, to the extent that it reasonably deems necessary, limit or control (i) access to the SRVP Aircraft on the ground and (ii) the carriage of participants, passengers or cargo on SRVP Aircraft flights; for avoidance of doubt, Boeing and Buyer contemplate that only personnel engaged in performing the SRVP will normally be carried on SRVP Aircraft flights.

It is intended that flight operations during the SRVP be conducted in accordance with Buyer's procedures to the maximum extent practicable. However, circumstances may require Boeing procedures to be used. In this event, the Boeing pilot-in-command may elect to conduct the applicable flight phase(s) per Boeing procedures.

     4.2.  Participation Limited to Essential Personnel

           4.2.1 The SRVP Aircraft will be operated under an FAA Experimental Category Airworthiness Certificate. FAA Order 8130.2, Paragraph 139 b (13) states that "No person may be carried in this aircraft during flight unless that person is required for that flight." Specific purposes mentioned in the order include: Research and Development, Showing Compliance With Regulations, Crew Training and Market Survey.

            4.2.2 Buyer agrees that all of Buyer's personnel carried in the Aircraft during flight will meet the requirements as stated above. This condition applies to the entire SRVP. The final determination of whether an individual meets the criteria of "Essential Personnel", as defined above, will be left to the discretion of the Pilot-in-Command.

Southwest Airlines Co.
6-1162-RLL-1857  Page 3

     4.3   Buyer's Participation During The SRVP

            4.3.1 Buyer will submit to Boeing a list of flight personnel, each identified for a specific evaluation. Participation on any particular flight will be limited to those personnel identified as linked to an evaluation scheduled to be conducted on that flight.

            4.3.2 It is agreed that Buyer and Boeing will, in general, conduct fights and maintenance activities according to a predefined test plan jointly prepared by both the Buyer and Boeing. If changes to the plan are desired by the Buyer, the Buyer shall coordinate the changes with the Boeing Pilot and Test Director. Likewise if Boeing desires changes to the plan, Boeing will coordinate these changes with a Buyer designated focal point.

            4.3.3 All Boeing and Buyer flight personnel scheduled to participate on a given flight will be present for a preflight safety briefing to be conducted prior to each flight. The Boeing Test Director will coordinate the briefing.

     4.4  Maintenance of the SRVP Aircraft

            4.4.1 Responsibility

It is contemplated in the SRVP that Buyer's maintenance crews will conduct all maintenance during the SRVP. It is anticipated that, during the SRVP including agreed upon validation checks of various items of Ground Support Equipment ("GSE") tools and maintenance procedures, Buyer's mechanics will primarily utilize Buyer's Maintenance Manuals and other documents. When Buyer's maintenance crews participate in the SRVP, they shall work in conjunction with, and under the supervision of, Boeing crews who will provide assistance and consultation as required.

            4.4.2 Records

During the SRVP, Buyer's mechanics may utilize Buyer's records and forms for documenting maintenance activity; however, Boeing will maintain a separate record on Boeing's standard form to record that such work was accomplished. Only Boeing records will be the official documentation of the SRVP Aircraft.

Southwest Airlines Co.
6-1162-RLL-1857   Page 4

            4.4.3 Fueling

Boeing agrees to use Buyer's guidelines for fueling the SRVP Aircraft. If, however, a condition exists that, in Boeing's sole opinion, jeopardizes the SRVP Aircraft or the safety of individuals, Boeing reserves the right to limit such use, or revert to Boeing standard fueling procedures.

5.   Allocation of SRVP Costs.

     5.1 As part of its basic program support for the Model 737-700 aircraft program, Boeing is planning to perform a SRVP. Accordingly, as a general principle the basic costs of performing the SRVP are the responsibility of Boeing. Boeing and Buyer specifically agree that the following costs are the responsibility of Boeing:

    5.2 Wages payable to Boeing's employees engaged directly or indirectly in the performance of the SRVP, and benefits or taxes payable with respect to Boeing's employment of such employees;

    5.3 Transportation, accommodation and living expenses payable with respect to Boeing's employees engaged directly or indirectly in the performance of the SRVP;

    5.4 Expedited transportation required for Boeing's employees in support of the SRVP;

    5.5 Boeing will maintain an inventory of spare parts, and will also carry a kit of spare parts on board the Aircraft. If necessary, Boeing may draw spare parts from Buyer's inventories, and such spare parts shall thereafter be returned to Buyer with compensation for such use at a reasonable mutually agreed lease rate or replaced in kind; and provided further, that Buyer shall accept reasonable proposals by Boeing to provide repaired parts previously removed from the SRVP Aircraft as such replacements in kind or to install such repaired parts in subsequent production Aircraft provided further that such repaired parts installed in subsequent production aircraft are serviceable and retain life limits (if any) as though such repaired parts were new and unused;

    5.6 Fuel, lubricants and hydraulic fluid consumed during the SRVP;

    5.7  During the SRVP, Buyer will fuel and service the SRVP
Aircraft, or have such performed by Buyer's contracted provider. Such fuel and service will be charged to Boeing at Buyer's standard internal rate plus applicable taxes;

Southwest Airlines Co.
6-1162-RLL-1857   Page 5

    5.8 In addition to the expenses described in this paragraph 5, all other costs are for Boeing's account (except those identified in paragraph 6 below and the use of Buyer's facilities and equipment as contemplated in subparagraph 6.1.4 below) of maintaining and repairing the SRVP Aircraft during the SRVP, specifically including third party charges for repair and servicing of parts (including testing and return of "no fault found" parts) removed from the SRVP Aircraft, including Engine spare parts (for which Boeing will make arrangements with CFMI) and BFE spare parts (except as contemplated by paragraph 6.1.3 below).

    5.9 Refurbishment of the SRVP Aircraft after the SRVP (as such refurbishment is contemplated and described in Letter Agreement
6-1162-RLL-939R1, Article 1 to Purchase Agreement No. 1810).

   5.10 Landing fees incurred by the SRVP Aircraft during the SRVP (including applicable taxes thereon):

   5.11 The following expenses, incurred for the use of facilities, equipment and personnel of third parties not affiliated with Buyer during the SRVP:

         5.11.1 Ramp charges, gate charges, ground handling charges and similar costs;

         5.11.2 Costs related to ground handling equipment and other airline equipment;

         5.11.3 Hangar costs associated with use of hangar(s) for maintenance, repair or storage of the SRVP
                   Aircraft, storage charges and similar costs;

         5.11.4    Taxes applicable to the costs in this paragraph
                   5.11.

   5.12 Boeing Field Service representation at those locations listed in Paragraph 3.3.

6.  Cost of Buyer's Participation in the SRVP

        6.1 Buyer's costs to participate in the SRVP are the responsibility of Buyer. Boeing and Buyer specifically agree that the following costs are the responsibility of Buyer:

         6.1.1 Wages payable to Buyer's employees engaged directly or

Southwest Airlines Co.
6-1162-RLL-1857  Page 6


               indirectly in the performance of the SRVP, and benefits or taxes payable with respect to Buyer's employment of such employees;

         6.1.2 Transportation, accommodation and living expenses payable with respect to Buyer's employees engaged directly or indirectly in the performance of the SRVP;

         6.1.3 BFE spare parts for the following cabin systems, to the extent (i) that such systems consist of BFE and (ii) that Buyer desires that such systems be operated and maintained during the SRVP and elects to provide spare parts to support maintenance of such systems:

               Passenger Telephone System (23-18)
               PA and Entertainment - CMS (23-30);
               Passenger Entertainment - Video (23-32);
               Passenger Entertainment System (23-34);
               Flight Interphone System (23-51);
               Oxygen (35-10/30);
               Passenger Seats (25-25);
               Floor Coverings (25-27);
               Buffet/Galley (25-30/31);
               Cargo Compartments (25-50);
               Emergency (25-60/63/64); and
               Fire Protection (26-20/26);

         6.1.4 Costs of use during the SRVP of (i) facilities and equipment of Buyer, including any maintenance and engineering operations presently conducted by Buyer which Buyer transfers to separate business entities prior to the SRVP, and (ii) services of personnel of Buyer and its affiliates, including:

                6.1.4.1   Hangar costs associated with use of
                          hangar(s) for maintenance, repair or
                          storage of the SRVP Aircraft, storage
                          charges;

                6.1.4.2   Gate charges associated with operation
                          of the SRVP Aircraft during the SRVP;

                6.1.4.3   Costs related to ground handling
                          equipment and other airline equipment
                          during the SRVP;

Southwest Airlines Co.
6-1162-RLL-1857  Page 7


                6.1.4.4   Costs for training Boeing and/or Buyer
                          personnel on equipment or functions
                          that may be unique to a particular
                          airport used during the SRVP;

                6.1.4.5 Costs for providing storage areas for Boeing flight test spares and tools to support the SRVP Aircraft and office and working areas for Boeing support personnel during the SRVP, each in reasonable proximity to the area(s) where the SRVP Aircraft is to be maintained;

               6.1.4.6    Incremental costs associated with a
                          Buyer-initiated planned diversion to
                          any location other than those listed in
                          Paragraph 3.3;

               6.1.4.7    Costs for onboard food, beverages, and
                          other passenger-related amenities for
                          all passengers on flights that are
                          flown during the SRVP.

         6.1.5 Boeing Field representation requested by Buyer at any locations other than those listed in Paragraph 3.3 and, at the time of the SRVP, not then staffed by Boeing;

         6.1.6 If available, Buyer will provide any BFE software which would ordinarily be installed on an Aircraft by or on behalf of Buyer after delivery, including but not limited to Navigational Data Base software.

         6.1.7 Although Boeing and Buyer contemplate that from time to time the SRVP plans may be revised by mutual agreement, for avoidance of doubt neither Boeing nor Buyer shall be obligated to agree to any revision of the SRVP which would have the effect of significantly increasing the costs of the SRVP to be borne by that party.

Southwest Airlines Co.
6-1162-RLL-1857  Page 8


7.   Travel Assistance

To the extent practicable, the personnel of Boeing and Buyer performing the SRVP, and cargo required to support the SRVP (consisting of Boeing spare parts and tool inventories, BFE spare parts and the personal baggage of the Boeing and Buyer SRVP personnel), will be transported on the SRVP Aircraft. To the extent that such personnel and cargo cannot practicably be transported on the SRVP Aircraft, Buyer will make reasonable efforts to transport such personnel and cargo on a priority basis on Buyer's regularly scheduled service. Boeing will pay Buyer's standard fares for Boeing passengers and cargo transported in this manner.

8.  SRVP Planning and Arrangements

         8.1 As a general principle the planning and arrangements for performing the SRVP are the responsibility of Boeing.
    However, Buyer agrees that, when Buyer's established relationships and on-site personnel and resources will enable Buyer to make arrangements more easily, or to make more advantageous arrangements, upon Boeing's reasonable request, Buyer will exert reasonable efforts to make necessary arrangements on Boeing's behalf (and for Boeing's account) for the SRVP or assist Boeing in making such arrangements, as appropriate.

    Generally, at SRVP locations where Buyer has existing contracts, Buyer will purchase fuel and other goods and services for the SRVP under such contracts whenever such purchase would minimize cost of the SRVP. Boeing will reimburse Buyer promptly upon submission of the paid invoices to Boeing at the following address:

                  Boeing Commercial Airplane Group
                  P.O. Box 3707, Mail Stop 14-HF
                  Seattle, Washington   98124-2207

     Attention:   Mr. Jim Vanauken,
                  Flight Test
                  Supporting Services
                  Telephone: (206) 655-5262
                  Facsimile: (206) 655-3694

     Before finalizing any logistical arrangement exceeding U.S. $5,000 in expected aggregate value, Buyer shall obtain concurrence of Boeing at the above address. For avoidance of doubt, hotel accommodations and other traveling expenses of the Boeing participants in the SRVP shall be arranged for payment directly

Southwest Airlines Co.
6-1162-RLL-1857  Page 9


     by the individual participants, unless billing to Buyer and rebilling to Boeing is significantly more advantageous to Boeing, and is permitted by the respective vendor.
     In addition, Boeing and Buyer contemplate that Buyer shall assist Boeing with any emergency arrangements, or contingency arrangements, for support of the SRVP Aircraft in the event of accident or damage to the SRVP Aircraft or other difficulties arising during the SRVP.

         8.2 Boeing and Buyer agree that the Plan assumes that arrangements can be made for the SRVP; in the event that SRVP operations at particular locations prove to be unreasonably difficult to arrange or unreasonably costly, Boeing and Buyer shall mutually agree upon revisions to the Plan to substitute more practicable operations.

         8.3 During the course of SRVP operations, Buyer shall be responsible for ensuring that the appropriate landing slots, gates, and other operational requirements are allocated at all airports where the Aircraft will land.

         8.4 Buyer will have deployed trained personnel, spare parts inventories and support equipment at the stations to be visited.

         8.5 Buyer will appropriately familiarize Boeing's SRVP personnel (including but not limited to flight crew and maintenance personnel) with Buyer's operations and procedures, at no charge to Boeing.

9.   Realization of Additional Objectives During SRVP

         9.1 Primary Objective

Boeing and Buyer agree that the primary objectives of the SRVP are to aid in the validation of the basic aircraft systems, BFE as applicable, routine maintenance activities, selected non-routine maintenance activities, aircraft operations and aircraft documentation. Other objectives are secondary, and will be pursued during the SRVP solely under conditions which in Boeing's reasonable judgment meet the following criteria (the SRVP Inclusion Criteria): the pursuit of a secondary objective will not: (i) interfere with nor jeopardize such primary objectives of the SRVP, nor (ii) lengthen the SRVP nor
(iii) otherwise significantly increase the cost of the SRVP.

         9.1.1 During the SRVP Boeing and Buyer each may desire to conduct sales, marketing and public relations activity involving the SRVP and the SRVP Aircraft. Boeing and Buyer

Southwest Airlines Co.
6-1162-RLL-1857  Page 10


will work together to satisfy such secondary objectives during the SRVP, subject to the SRVP Inclusion Criteria set forth above. The incremental cost of each revision to the SRVP to accommodate sales, marketing and public relations activity will be borne by the party requesting such activity; if revisions to the SRVP to accommodate sales, marketing and public relations activity requested by Buyer cause a delay in delivery of any Aircraft (including the SRVP Aircraft), such delay will be deemed to be an Excusable Delay. During sales, marketing and public relations activity involving the SRVP and the SRVP Aircraft, Boeing and Buyer agree to maintain the confidentiality of each other's information in accordance with paragraph 12 below.

         9.1.2 Buyer agrees that all costs associated with the Excusable Delays (including, but not limited to, the cost of money attributable to the delayed delivery) contemplated in paragraph 9.1.1, to the extent requested solely by Buyer, will be for Buyer's account.

10.   Contingencies

      10.1  Aircraft Certification During SRVP

The SRVP assumes that Boeing will succeed in making practicable arrangements for airworthiness certification of the SRVP Aircraft during the SRVP and to otherwise comply with all applicable laws and regulations. ("Practicable arrangements" are defined as being within the context of Boeing's ongoing dialogue with the FAA, including the normal procedures for applying for, and obtaining, either an experimental or type certificate.) Boeing agrees to make reasonable and timely efforts to arrange for conduct of the SRVP Aircraft and to otherwise comply with all applicable laws and regulations. In the event that Boeing can not make practicable arrangements, Boeing and Buyer shall mutually agree to revisions to the SRVP to facilitate practicable arrangements for airworthiness certification of the SRVP Aircraft. If Boeing and Buyer can not agree on such revisions, or if regardless of such revisions, Boeing cannot make practicable arrangements for airworthiness certification of the SRVP Aircraft and otherwise comply with all applicable laws and regulations, Boeing may in its reasonable discretion, and only to the extent reasonably necessary, cancel part or all of the SRVP.

Southwest Airlines Co.
6-1162-RLL-1857  Page 11

     10.2  Collective Bargaining Agreements

The SRVP, and particularly the participation of Buyer's maintenance personnel in the SRVP, assume that Boeing will succeed in making practicable arrangements under its collective bargaining agreements to facilitate the SRVP. In the event that Boeing can not make practicable arrangements, Boeing and Buyer will mutually agree to revisions to the SRVP to conform to Boeing's collective bargaining agreements. If Boeing and Buyer can not agree on such revisions, or if regardless of such revisions, Boeing can not make practicable arrangements for the SRVP under its collective bargaining agreements, Boeing may in its reasonable discretion restrict the participation of Buyer's maintenance personnel to the SRVP, or, only to the extent reasonably necessary, cancel part or all of the SRVP.

Should Buyer fail to make practicable arrangements with Buyer's collective bargaining groups, Buyer may request, and Boeing shall agree to, a revision to the SRVP to the extent reasonably necessary, without in any way violating the provisions of Paragraph 9.1 herein.

11.   Applicability of Purchase Agreement Provisions

Boeing and Buyer specifically agree that the SRVP shall be flight test activity authorized under the Purchase Agreement, and that particular provisions of the Purchase Agreement are applicable to SRVP occurrences.

      11.1  Excusable Delay

Boeing and Buyer reaffirm that any delay resulting from any of the causes specified in Article 6.1 of the Purchase Agreement which occurs during the SRVP, and which otherwise would be an Excusable Delay, shall be an Excusable Delay; and that the termination provisions in Articles
6.2 through 6.6 shall apply to the SRVP Aircraft.

      11.2  Authorized Use of Aircraft

Boeing and Buyer reaffirm that the use of an Aircraft as the SRVP Aircraft is authorized under Article 9.3 of the Purchase Agreement, subject to the provisions of Letter Agreement No. 6-1162-RLL-939R1, including but not limited to paragraph 1 (Aircraft Refurbishment) and paragraph 5 ("Accomplishment of "C" Check") thereof.

Southwest Airlines Co.
6-1162-RLL-1857  Page 12

      11.3  Indemnity and Insurance

            11.3.1 Boeing's Indemnification of Buyer

Boeing shall indemnify and hold harmless Buyer and each of Buyer's observers from and against all claims and liabilities, including costs and expenses (including attorneys' fees) incident thereto or incident to successfully establishing the right to indemnification, for injury to or death of any person or persons, including employees of Boeing but not employees of Buyer, or for loss of or damage to any property, including the SRVP Aircraft, arising out of the operations of the SRVP Aircraft conducted under the provisions of this Letter Agreement or other performance under this Letter Agreement whether or not arising in tort or occasioned in whole or in part by the negligence of Buyer or any of Buyer's observers, whether active, passive or imputed.

          Promptly upon Buyer having become aware of the same, Buyer shall give Boeing written notice of any circumstance which may be reasonably expected to give rise to any claim or liability, or of any actual claim, liability or lawsuit, which falls within the scope of the foregoing indemnity obligation, and

          Boeing shall have the right to control the defense of any action related to such claim or liability, and Buyer shall cooperate with Boeing in any such legal defense.

            11.3.2   Boeing's Insurance

                     (a) Certificates of Insurance

Thirty (30) days prior to the initiation of the SRVP, Boeing shall provide certificates of insurance referencing this Letter Agreement with the following coverages, endorsements and amounts:

                     (b)  Hull, "All Risk" and "War Risk" Insurance

Insurers shall hold harmless and waive all rights of recourse and/or subrogation against Buyer.

                     (c)  Comprehensive Aircraft Liability Insurance

Southwest Airlines Co.
6-1162-RLL-1857  Page 13

                          i)   Limits of not less than U.S.
                               $450,000,000.

                         ii)   Buyer shall be named an additional
                               insured to the extent of and for
                               the duration of the SRVP, including
                               the indemnification of Buyer by
                               Boeing.  However, Buyer shall not
                               be responsible for payment of any
                               premiums.

                        iii)   Boeing's policies shall be primary
                               and not contributory nor excess
                               with respect to any other
                               available coverage provided to
                               Buyer.

                         iv)   No act, omission, breach of any
                               warranty or condition, or
                               misrepresentation on the part of
                               Boeing shall void, exclude,
                               minimize, or adversely change this
                               coverage as it applies to Buyer.

                          v)   A Severability of Interest Clause
                               which provides that the insurance
                               will operate to give each insured
                               the same protection as if there
                               were a separate policy issued to
                               each insured except that the
                               insurer's limit of liability shall
                               be as set forth in the policy.

                          vi)  Boeing's policies shall include
                               coverage for those risks arising
                               out of or as a consequence of war
                               or other related perils as per
                               endorsement AVN52B or its
                               equivalent, to the fullest extent
                               available in the international
                               insurance market.

Southwest Airlines Co.
6-1162-RLL-1857  Page  14

                     (d)  Under all coverages

                          i)   Buyer shall receive from the issuer
                               of the certificate a 30-day written notice of termination, cancellation or material adverse change of the policy (seven days or such lesser period as may be in effect in the event of War Risk Coverage).

                         ii) Buyer shall not be responsible for payment, set off, or assessment of any kind of any premiums in connection with the policies, endorsements or coverages described herein.

                        iii) Acknowledgment that the insurers are aware of and have seen a copy of this Letter Agreement and accept and insure the risks and indemnities herein.

                         iv) All coverages will apply on a worldwide basis to the fullest extent available in the international aviation/war risk insurance market or the geographical limit of the SRVP Aircraft's operation.

      11.4  Alleviation or Cessation of Performance

Boeing and Buyer agree that Part F (Alleviation or Cessation of Performance, which relieves Boeing of requirements to provide services, training, data or goods at a facility upon the occurrence of certain specified events) of Exhibit C (Customer Support Document) to the Agreement shall apply to Boeing's performance of the SRVP operations.

Southwest Airlines Co.
6-1162-RLL-1857  Page 15

      11.5  Buyer Furnished Equipment

Boeing and Buyer reaffirm that Exhibit E (Buyer Furnished Equipment Provisions Document) to the Agreement shall apply to the Buyer Furnished Equipment ("BFE") to be provided by Buyer and installed in the SRVP Aircraft by Boeing. For avoidance of doubt: (i) the BFE on-dock dates and quantities provided in the BFE Requirements On-Dock/Inventory Document also reflect the assumption that the SRVP Aircraft will be the third Model 737-700 Aircraft manufactured by Boeing and will be refurbished prior to delivery; (ii) the provisions of Exhibit E relating to title and risk of loss shall apply to the SRVP Aircraft and its installed BFE; (iii) the provisions of Article 9 of the Purchase Agreement and Letter Agreement No. 6-1162-RLL-939R1 shall apply to the refurbishment of the SRVP Aircraft and its installed BFE.

12.     Confidentiality

        12.1 In accordance with Letter Agreement No. 6-1162-RLL-934R1, the terms and conditions of this Letter Agreement are and will remain strictly confidential between Boeing and Buyer and will not under any circumstances be disclosed by either party to any third party (except, as reasonably necessary, to its respective employees and professional advisers, and to Boeing's insurers in connection with the insurance described in paragraph 11.3 above and to the Federal Aviation Administration) without the prior written consent of the other party, such consent not to be unreasonably withheld.

        12.2 Boeing and Buyer recognize that the Model 737-700 development program, the "Working Together" partnership, and the SRVP are unique and unprecedented activities. Boeing and Buyer agree to work with each other in good faith to maintain the confidentiality of the other party's drawings, specifications, models and other information related to the 737-700 development (including development of 737-700 procedures, documentation and computer systems) which has not otherwise entered the public domain through authorized disclosure by the party with proprietary rights to such information.

                 12.2.1 The obligation of confidentiality set forth in 12.2 above shall not apply to information which:

                        (a) is independently known to Boeing or
Buyer at the time of the transfer, as evidenced by Boeing or Buyer's written records; or

Southwest Airlines Co.
6-1162-RLL-1857  Page 16

                        (b) becomes known to the receiving party prior to such use or disclosure without similar restrictions from an independent source having the right to convey it; or

                        (c) is independently developed by the
receiving party.

                 12.2.2  Boeing Flight Test Data

During the SRVP Buyer shall incidentally have access to Boeing flight test data recorded during the SRVP operations, and Boeing may have access to data recorded by Buyer's Aircraft Maintenance Information System ("AMIS"). Boeing deems all flight test data to be extremely sensitive and highly proprietary to Boeing. Buyer considers all information received by Boeing with respect to Buyer's systems to be sensitive and proprietary to Buyer. Accordingly, Buyer agrees to keep flight test data and Boeing agrees to keep information received by Boeing in confidence, and disclose it only in accordance with the provisions of paragraph 12.1 above.

The provisions set forth in this paragraph 12 relate only to confidential information made available as a result of the SRVP and do not supercede the provisions of Part D Technical Data and Documents of Exhibit C to the Purchase Agreement.

                 12.2.3 Buyer's Interior Configuration

Buyer's Model 737-700 interior configuration and installations are commercial, confidential information that could be deemed of value to its competitors. Boeing will accordingly restrict access to the SRVP Aircraft by third parties unless Buyer otherwise gives Boeing its permission.

                 12.2.4 The Plan

For avoidance of doubt, Boeing and Buyer agree that the SRVP has been and will continue to be disclosed to other parties, including regulatory agencies and other prospective 737 operators, and that the actual performance of the SRVP will be open to observation by such parties as may be mutually agreed by Boeing and Buyer.

If the foregoing correctly sets forth your understanding of our agreement with respect to the matters treated above, please indicate your acceptance and approval below.

Southwest Airlines Co.
6-1162-RLL-1857  Page 17

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  --------------------------
Its   Attorney-in-Fact
   -------------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
   -------------------------
Its  EVP-COO
   -------------------------

6-1162-RLL-1858




Southwest Airlines Co.
P.O. Box 36611
Dallas, Texas 75235-1611

Subject:       Letter Agreement No. 6-1162-RLL-1858 to
               Purchase Agreement No. 1810
               Escalation Matters

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of Model 737-7H4 aircraft (the Aircraft) and Letter Agreement 6-1162-RLL-933R1, dated even date herewith, entitled "Option Aircraft", relating to the sale by Boeing and the purchase by Buyer of sixty-seven (67) additional Model 737-7H4 aircraft (the Option Aircraft) and forty-nine (49) Model 737-7H4 Rollover Option Aircraft (Rollover Option Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.  Escalation Sharing Commitment

    Boeing agrees to share one-half of the escalation up to a maximum of three percent (3%) per year in each of the years 1997 and 1998, as more fully described in paragraph 2 below, for any Aircraft scheduled to be delivered after December 31, 1996 (the Eligible Aircraft).

All escalation calculations under this Letter Agreement will be made in accordance with Exhibit D to the Agreement entitled "Price Adjustment Due to Economic Fluctuations - Aircraft Price Adjustment" (the Exhibit
D), using actual escalation indices published for the applicable period.

2.  Calculation of Escalation Credit Memo

    2.1    Eligible Aircraft Delivering in 1997
           At the time of delivery of each Eligible Aircraft delivering in 1997, Boeing will issue to Buyer a credit memorandum (the 1997 Credit Memorandum) which shall be applied to the Aircraft Price of such Aircraft. The 1997 Credit Memorandum for each Eligible Aircraft delivering in 1997 shall be calculated as follows:

One-half of the difference between the Base Aircraft Price and Special Features escalation amount calculated for a

Southwest Airlines Co.
6-1162-RLL-1858  Page 2

December 1996 aircraft delivery position, and such escalation amount calculated for the month of delivery of each 1997 Eligible Aircraft; provided however;

The maximum amount of the 1997 Credit Memorandum shall not exceed three percent (3%) pursuant to the following calculation:

At the time of the delivery of each 1997 Eligible Aircraft, the Aircraft Basic Price will be escalated in accordance with the Exhibit D formula to a December 1996 delivery month. The December 1996 escalated price will be referred to in the following formula as the "December 1996 Index Amount". The 1997 Credit Memorandum for each 1997 Eligible Aircraft will not exceed an amount equal to the December 1996 Index Amount times 0.03.

    2.2  Eligible Aircraft Delivering in 1998
         At the time of delivery of each Eligible Aircraft delivering in 1998, Boeing will issue to Buyer a credit memorandum (the 1998 Credit Memorandum) which shall be applied to the Aircraft Price of such Aircraft. The 1998 Credit Memorandum for each Eligible Aircraft delivering in 1998 shall be calculated as follows:

(i) One-half of the difference between the Aircraft Basic Price escalation amount calculated for a December 1997 aircraft delivery position, and such escalation amount calculated for the month of delivery of each 1998 Eligible Aircraft, provided however;

The maximum amount of the portion of the 1998 Credit Memorandum calculated pursuant to this paragraph 2.2 (i) shall not exceed three (3%) percent pursuant to the following calculation:

At the time of the delivery of each 1998 Eligible Aircraft, the Aircraft Basic Price will be escalated in accordance with the Exhibit D formula to a December 1997 delivery month. The December 1997 escalated price will be referred to in the following formula as the "December 1997 Index Amount." The portion of the 1998 Credit Memorandum calculated pursuant to this paragraph 2.2 (i) for the 1998 Eligible Aircraft will not exceed an amount equal to the December 1997 Index Amount times 0.03, plus;

(ii) The amount calculated above in paragraph 2.1 for the 1997 Credit Memorandum calculated through December 1997.

    2.3   Eligible Aircraft Delivering after 1998
          For each Eligible Aircraft delivering after the calendar year 1998, the amount of the Credit Memorandum will be the amount calculated

Southwest Airlines Co.
6-1162-RLL-1858  Page 3

pursuant to paragraph 2.2 above through a December 1998 aircraft delivery position.

3.   Advance Payment Base Price

     It is agreed that the Advance Payment Base Prices for the Eligible Aircraft set forth in Article 3.4 of the Agreement include an estimate for the escalation sharing Credit Memoranda pursuant to this Letter Agreement.

4.   Escalating Credits (STE)

     The credit memorandum specified in Article 1 of Letter Agreement No. 6-1162-RLL-936R1 which is expressed as a percentage of the escalated purchase price of the Aircraft, will be calculated using the same factors used to develop the adjusted aircraft escalation pursuant to this Letter Agreement.

5.   Confidential Treatment

     Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
   ------------------------
Its   Attorney-in-Fact
   ------------------------

Southwest Airlines Co.
6-1162-RLL-1858  Page 4


ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By   /s/ Gary A. Barron
  -------------------------
Its  EVP-COO
   ------------------------

6-1162-RLL-2036



Southwest Airlines Co.
P.O. Box 36611
Dallas, Texas 75235-1611

Subject:       Letter Agreement No. 6-1162-RLL-2036 to
               Purchase Agreement No. 1810 Amortization of Costs for Customer Unique Change Requests

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of Model 737-7H4 aircraft (the Aircraft) and Letter Agreement 6-1162-RLL-933R1, dated even date herewith, entitled "Option Aircraft", relating to the sale by Boeing and the purchase by Buyer of sixty-seven (67) additional Model 737-7H4 aircraft (the Option Aircraft) and forty-nine (49) Model 737-7H4 Rollover Option Aircraft (Rollover Option Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.   Amortization of Costs For Customer-Unique Change Requests.

     Notwithstanding the provisions of Article 1.2 of Attachment A to Letter Agreement No. 6-1162-RLL-933R1, when Buyer exercises its option to purchase the Option Aircraft, the price for all customer-unique changes listed in Attachment A will be the *** price as indicated in Attachment A to this Letter Agreement No. 6-1162-RLL-2036. This commitment relates solely to changes listed in Attachment A that have a *** price listed. Any changes requested subsequent to the date of this Letter Agreement will be handled on a case by case basis.

2.   Confidential Treatment

     Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Southwest Airlines Co.
6-1162-RLL-2036  Page 2


Very truly yours,

THE BOEING COMPANY


By    /s/ R. Leo Lyons
  ------------------------
Its   Attorney-in-Fact
    ----------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By   /s/ Gary A. Barron
  ------------------------
Its  EVP-COO
   -----------------------

Attachment

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 1

                                                     PRICE         F/O
                                                    PER A/P       PRICE
                                                   SWA3701 SWA3701 F/O
CR /  TITLE                                           92 $         92$
========================================================================
 0000DC3182                                             NC          NC
 MISCELLANEOUS DEVELOPMENT CHANGES
 STATUS: ACCEPT

 0110CG3018                                             IB          IB
 737-700 CONFIGURATION
 STATUS: ACCEPT

 0160MS3171                                             NC          NC
 AIRPLANE IDENTIFICATION NUMBERS - SERIAL,
 REGISTRY, MODE S, FLIGHT RECORDER ID
 STATUS: ACCEPT

 0310CH3332                                             ***         ***
 INCREASE CERTIFIED MAXIMUM TAKEOFF WEIGHT -
 138,500 IN LIEU OF 133,000
 STATUS: ACCEPT

 0352CG3023                                             NC          NC
 AIRPLANE LOADING SYSTEM FOR WEIGHT AND
 BALANCE CONTROL
 STATUS: ACCEPT

 0370CH3014                                             ***         NC
 AIR CONDITIONING TRANSITION DUCT UNDER
 FLOOR - ADD 17 MIL DAMPING TAPE FOR NOISE
 REDUCTION
 STATUS: ACCEPT

 0370CH3019                                             ***          ***
 INSTALLATION OF STRINGER DAMPING FROM
 STATION 540-727
 STATUS: ACCEPT

 1110CH3003                                             NC          NC
 CROWN METRO EXTERIOR PAINT - BMS 10-72 TYPE
 VI SYSTEM
 STATUS: ACCEPT

 1110MP3290                                             NC          NC
 EXTERIOR DECORATIVE FINISH - DESOTO SERIES
 420 HIGH SOLID TOPCOAT IN LIEU OF EXISTING
 TOPCOAT
 STATUS: ACCEPT

 2123CH3042                                            ***         ***
 AIR CONDITIONING SYSTEM REVISION - 737-200
 TYPE GASPER SYSTEM
 STATUS: ACCEPT

 2160CG3011                                            NC          NC
 CABIN TEMPERATURE INDICATOR - DEGREES
 FAHRENHEIT IN LIEU OF CELSIUS
 STATUS: ACCEPT

Attachment to
Southwest Airlines  Co.
6-1162-RLL-2036  Page 2

                                                      PRICE       F/O
                                                     PER A/P     PRICE
                                                   SWA3701 SWA3701 F/O
CR  /  TITLE                                           92 $       92 $
============================================================================
 2210CG3204                                            ***        ***
 DIGITAL FLIGHT CONTROL SYSTEM (DFCS) -
 PADDLE AUTOPILOT ENGAGE MODE CONTROL PANEL
 STATUS: ACCEPT

 2210MP3227                                            NC          NC
 DIGITAL FLIGHT CONTROL SYSTEM (DFCS) -
 PUSH-BUTTON AUTOPILOT ENGAGE IN LIEU OF
 PADDLE
 STATUS: ACCEPT

 2230CH3028                                            NC          NC
 AUTOTHROTTLE DEACTIVATION - UNIT TO REMAIN
 INSTALLED AND BITE FEATURES OPERATIONAL
 STATUS: ACCEPT

 2312CH3284                                            NC          NC
 DUAL VHF COMMUNICATIONS - INSTALLATION -
 BFE ALLIEDSIGNAL/GABLES ENGINEERING INC
 STATUS: ACCEPT

 2319CH3020                                           ***         ***
 CLAIRCOM AIR TO GROUND PASSENGER
 COMMUNICATION SYSTEM - COMPLETE BFE
 INSTALLATION PROVISIONS
 STATUS: ACCEPT

 2319MP3021                                           ***         ***
 CLAIRCOM PHONES - CANCEL INSTALLATION
 INTENDED FROM 2319CH3020
 STATUS: ACCEPT

 2320CH3020                                           ***         ***
 ATSCALL INSTALLATION - PARTIAL PROVISIONS -
 AFT ELECTRONICS PANEL
 STATUS: ACCEPT

 2321CH3498                                           ***         ***
 SELECTIVE CALLING EQUIPMENT - SELCAL -
 DELETE PARTIAL PROVISIONS
 STATUS: ACCEPT

 2331CH3158                                            NC          NC
 DELETION OF BFE MATSUSHITA PASSENGER
 ADDRESS TAPE REPRODUCER
 STATUS: ACCEPT

 2331CH3159                                            NC          NC
 PASSENGER ADDRESS SYSTEM - COLLINS ARINC
 700 IN LIEU OF COLLINS ARINC 560
 STATUS: ACCEPT

 2334SP3210                                            NC          NC
 PASSENGER ENTERTAINMENT SYSTEM (AUDIO) -
 DELETE SPACE PROVISIONS
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 3

                                                     PRICE       F/O
                                                    PER A/P     PRICE
                                                  SWA3701 SWA3701 F/O
CR / TITLE                                           92 $        92 $
=======================================================================
 2340MP3095                                            NC          NC
 BFE BOOM MICROPHONE/HEADSET REVISION
 STATUS: ACCEPT

 2342MP3011                                            NC          NC
 FLIGHT ATTENDANT HANDSET - REVISION TO
 FUNCTION AND FACEPLATE
 STATUS: ACCEPT

 2350CH3139                                            NC          NC
 PA MICROPHONE - ADD ELECTROVOICE P/N
 602-4183
 STATUS: ACCEPT

 2350CH3162                                            NC          NC
 DTMF MICROPHONE INSTALLATION - FIRST
 OBSERVER
 STATUS: ACCEPT

 2350CH3163                                            NC          NC
 DIGITAL AUDIO REMOTE ELECTRONICS UNIT
 REVISION TO DELETE HEADSET AURAL ALERTS
 STATUS: ACCEPT

 2350MP3220                                            NC          NC
 DIGITAL AUDIO REMOTE ELECTRONICS UNIT
 REVISION - ADD PREDICTIVE WINDSHEAR WITHOUT
 HEADSET AURAL ALERTS - 737-700
 STATUS: ACCEPT

 2370CG3166                                            NC          NC
 SOLID STATE VOICE RECORDER - INSTALLATION -
 BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 2500CH3453                                            NC          NC
 DOOR WARNING STRAP - SHOCK CORD
 STATUS: ACCEPT

 2501CH3076                                            NC          NC
 FORWARD MODULE WITH GALLEY G1 AND LAVATORY
 LA
 STATUS: ACCEPT

 2501MP3080                                            NC          NC
 REVISE FORWARD MODULE WITH GALLEY G1 AND
 LAVATORY LA FROM SEAT TRACK MOUNT TO
 HARD POINT
 STATUS: ACCEPT

 2502CH3066                                            NC          NC
 AFT MODULE WITH GALLEY G3, G4 AND LAVATORY
 LB
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 4

                                                     PRICE       F/O
                                                    PER A/P     PRICE
                                                  SWA3701 SWA3701 F/O
CR  /  TITLE                                         92 $       92 $
=========================================================================
 2502MP3069                                            NC          NC
 REVISE MODULE WITH GALLEY G3, G4 AND
 LAVATORY LB TO HARPOINT IN LIEU OF SEAT
 TRACK MOUNT
 STATUS: ACCEPT

 2510CH3058                                            NC          NC
 FLIGHT COMPARTMENT - MISCELLANEOUS
 REVISIONS
 STATUS: ACCEPT

 2510CH3059                                            NC          NC
 TRIP COUNTER REVISION - SFE - DEXTER WILSON
 STATUS: ACCEPT

 2510CH3060                                            NC          NC
 CONTROL COLUMN CHECKLIST DELETION
 STATUS: ACCEPT

 2511CG3057                                            ***          ***
 SECOND OBSERVER'S STATION
 STATUS: ACCEPT

 2511CH3059                                            NC          NC
 LOG BOOK POCKET INSTALLATION - ON SECOND
 OBSERVERS SEAT LEGS
 STATUS: ACCEPT

 2520CH3538                                            ***         ***
 INTERIOR ARRANGEMENT - 137 TOURIST CLASS AT
 33/32" PITCH WITH LAVS LA AND LB AND
 GALLEYS G1, G3 AND G4
 STATUS: ACCEPT

 2520MP3667                                            NC          NC
 STOWAGE BIN REVISION - ADD BULLNOSE ON
 INBOARD LOWER SURFACE
 STATUS: ACCEPT

 2523CH3109                                            NC          NC
 PSU REVISION - ADD PLACARD TO PASSENGER
 VIEWING SURFACE IN LOUNGE AREAS ONLY
 STATUS: ACCEPT

 2523CH3112                                            NC          NC
 INSTALL NON STANDARD COLOR PSU
 STATUS: ACCEPT

 2523MP3119                                            NC          NC
 INTERIOR REVISION - PSU AND PARTITION
 RELOCATION TO SUPPORT SEAT RE-PITCH
 REQUIRED FOR 16G COMPLIANCE
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 5

                                                     PRICE        F/O
                                                    PER A/P      PRICE
                                                  SWA3701 SWA3701 F/O
CR  /  TITLE                                          92 $        92 $
========================================================================
 2524CH3431                                            ***         ***
 BFE FWD RIGHT HAND WINDSCREEN/STOWAGE UNIT
 IN LIEU OF SFE
 STATUS: ACCEPT

 2524MP3488                                            NC          NC
 FULL HEIGHT BFE STOWAGE UNIT REVISION - ADD
 BFE FLASHLIGHTS AND BFE LITERATURE POCKETS
 STATUS: ACCEPT

 2524MP3500                                           NC          NC
 PARTITION DECORATIVE COVERING REVISION -
 ULTRALEATHER IN LIEU OF LEATHER
 STATUS: ACCEPT

 2524MP3513                                           NC          NC
 EMERGENCY EQUIPMENT BRACKET COMMONALITY -
 SFE
 STATUS: ACCEPT

 2525MP3159                                           NC          NC
 PASSENGER SEAT REVISION - ALL FORWARD
 FACING SEATS WITH 137 PAX
 STATUS: ACCEPT

 2528CH3189                                          ***         ***
 SFE HALF HEIGHT STOWAGE UNIT/WINDSCREEN -
 AFT LH CABIN WITH THE AFT FACE AT STATION
 955 - WITH MEGAPHONE
 STATUS: ACCEPT

 2528CH3191                                          ***        ***
 SFE FULL HEIGHT STOWAGE UNIT/WINDSCREEN -
 FWD LH CABIN WITH THE AFT FACE AT STATION
 355
 STATUS: ACCEPT

 2528CH3194                                          ***        ***
 BFE HALF HEIGHT STOWAGE UNIT/WINDSCREEN -
 AFT LH CABIN WITH THE AFT FACE AT STATION
 955 - WITH MEGAPHONE
 STATUS: ACCEPT

 2528CH3195                                          ***         ***
 BFE FULL HEIGHT STOWAGE UNIT/WINDSCREEN IN
 LIEU OF SFE - FWD LH CABIN WITH THE AFT
 FACE AT STATION 355
 STATUS: ACCEPT

 2528MP3217                                          NC          NC
 CREW LUGGAGE SECURITY DEVICE
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 6

                                                   PRICE       F/O
                                                  PER A/P     PRICE
                                                SWA3701 SWA3701 F/O
CR  /  TITLE                                        92 $       92 $
=====================================================================
 2530MP3613                                          NC          NC
 G3 EXTERIOR DECORATIVE COVERING REVISION -
 ULTRASUEDE IN LIEU OF LEATHER
 STATUS: ACCEPT

 2541CH3034                                          NC          NC
 LIQUID SOAP DISPENSER INSTALLATION
 STATUS: ACCEPT

 2550CH3153                                          NC          NC
 CARGO COMPARTMENT LINING REVISION
 STATUS: ACCEPT

 2550CH3233                                          NC          NC
 FWD AND AFT CARGO COMPARTMENT FLOOR PANEL
 REVISION - ALUMINUM PANELS IN LIEU OF
 CONOLITE AT ENTRYWAY
 STATUS: ACCEPT

 2550MP3259                                          NC          NC
 TRANSVERSE CARGO NET INSTALLATION - FORWARD
 AND AFT CARGO COMPARTMENTS
 STATUS: ACCEPT

 2550MP3267                                          NC          NC
 FORWARD AND AFT CARGO COMPARTMENT CARGO
 RESTRAINT SYSTEM
 STATUS: ACCEPT

 2622CH3013                                          NC          NC
 APU FIRE BOTTLE REVISION - INTERCHANGEABLE
 WITH ENGINE BOTTLE
 STATUS: ACCEPT

 2841CG3095                                          NC          NC
 FUEL QUANTITY INDICATORS ON RIGHT WING
 FUELING PANEL
 STATUS: ACCEPT

 2844CG3038                                          NC          NC
 MEASURING STICK CONVERSION TABLES TO U.S.
 GALLONS
 STATUS: ACCEPT

 2910CH3082                                          NC          NC
 HYDRAULIC PUMPS - AC ELECTRIC MOTOR DRIVEN
 - VICKERS IN LIEU OF ABEX
 STATUS: ACCEPT

 2910CG3087                                          ***         ***
 ENGINE DRIVEN HYDRAULIC PUMP WITH VESPEL
 SPLINE - VICKERS 10-62167-3 IN LIEU OF ABEX
 10-62167-2
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 7

                                                   PRICE       F/O
                                                  PER A/P     PRICE
                                                SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $        92 $
======================================================================
 3040CH3041                                          NC          NC
 INSTALL A TWO LRU WINDOW HEAT CONTROL
 SYSTEM - PED 1231-1 IN LIEU OF TBD
 STATUS: ACCEPT

 3040MP3049                                          NC          NC
 INSTALL A 4 UNIT WINDOW HEAT CONTROL SYSTEM
 - OLIN 231-2 IN LIEU OF 1231-1
 STATUS: ACCEPT

 3040MP3053                                          ***           ***
 INSTALL A BFE WINDOW HEAT CONTROL SYSTEM
 WHICH CONTAINS BITE - OLIN 231-3 IN LIEU OF
 231-2
 STATUS: ACCEPT

 3043MP3022                                          NC          NC
 WINDSHIELD WIPER SWITCH REVISION - SINGLE
 SWITCH FOR BOTH WIPERS IN LIEU OF TWO
 SWITCHES
 STATUS: ACCEPT

 3120CH3016                                          NC          NC
 CLOCK WIRING REVISION - FMC, DFDAU AND
 VOICE RECORDER INPUT FROM FIRST OFFICER'S
 CLOCK IN LIEU OF CAPTAIN'S CLOCK
 STATUS: ACCEPT

 3131CG3673                                          NC          NC
 ACCELEROMETER - INSTALLATION - BFE
 ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3131CG3692                                          NC          NC
 SOLID STATE DIGITAL FLIGHT DATA RECORDER -
 INSTALLATION - BFE ALLIEDSIGNAL INC - 128
 WPS
 STATUS: ACCEPT

 3131CH3721                                          NC          NC
 DIGITAL FLIGHT DATA ACQUISITION UNIT
 (DFDAU) - INSTALLATION - BFE ALLIEDSIGNAL
 STATUS: ACCEPT

 3162CG3013                                          NC          NC
 EFIS/MAP DISPLAY FORMAT
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2026  Page 8

                                                   PRICE       F/O
                                                  PER A/P     PRICE
                                                SWA3701 SWA3701 F/O
CR  /  TITLE                                        92 $      92 $
=======================================================================
 3162CG3016                                          NC          NC
 FLIGHT DIRECTOR COMMAND DISPLAY - FILLED
 INTEGRATED CUE
 STATUS: ACCEPT

 3162CG3017                                          NC          NC
 MACH AIRSPEED DISPLAY
 STATUS: ACCEPT

 3162CG3019                                          NC          NC
 RADIO ALTITUDE DISPLAY - ROUND DIAL
 STATUS: ACCEPT

 3162CG3020                                          NC          NC
 RADIO ALTITUDE - ABOVE ADI
 STATUS: ACCEPT

 3162CG3022                                          NC          NC
 RISING RUNWAY DISPLAY
 STATUS: ACCEPT

 3162CG3025                                          NC          NC
 RADIO ALTITUDE HEIGHT ALERT DISPLAY - 2500
 FEET
 STATUS: ACCEPT

 3162CG3026                                          NC          NC
 ATTITUDE COMPARATOR - STEADY
 STATUS: ACCEPT

 3162CG3029                                          NC          NC
 LOCALIZER BACKCOURSE POLARITY - REVERSAL
 STATUS: ACCEPT

 3162CG3032                                          NC          NC
 MAP MODE ORIENTATION - TRACK UP
 STATUS: ACCEPT

 3162CG3038                                          NC          NC
 MANUALLY TUNED VOR SELECTED COURSE LINES -
 DISPLAYED
 STATUS: ACCEPT

 3162CG3041                                          NC          NC
 ADF POINTER(S) IN MAP MODE - SUPPRESSED
 STATUS: ACCEPT

 3162CG3042                                          NC          NC
 POSITION DIFFERENCE - AUTOMATIC DISPLAY
 STATUS: ACCEPT

 3162CG3046                                          NC          NC
 WEATHER RADAR MODE/GAIN/TILT ANGLE -
 DISPLAYED
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 9

                                                   PRICE       F/O
                                                  PER A/P     PRICE
                                                SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $        92 $
======================================================================
 3162CG3050                                          NC          NC
 TCAS TRAFFIC ON MAP
 STATUS: ACCEPT

 3162CG3052                                          NC          NC
 TCAS RESOLUTION ADVISORY ON ADI
 STATUS: ACCEPT

 3162CG3053                                          NC          NC
 TCAS RESOLUTION ADVISORY ON IVSI
 STATUS: ACCEPT

 3162CG3057                                          NC          NC
 ANALOG FAILURE FLAGS - DISPLAYED
 STATUS: ACCEPT

 3162CH3066                                          NC          NC
 MACH AIRSPEED INDICATOR BUG #5 - 80 KNOTS
 STATUS: ACCEPT

 3162CH3068                                          NC          NC
 SUPPLEMENTAL METRIC DATA INDICATIONS -
 DEACTIVATION
 STATUS: ACCEPT

 3162CH3075                                          NC          NC
 EFIS CONTROL PANEL - EFIS/MAP DISPLAY
 FORMAT
 STATUS: ACCEPT

 3162MP3128                                          NC          NC
 ANALOG FAILURE FLAG - DELETE
 STATUS: ACCEPT

 3162MP3129                                          NC          NC
 SUPPLEMENTAL METRIC DATA INDICATIONS -
 ACTIVATION
 STATUS: ACCEPT

 3162MP3131                                          NC          NC
 ENHANCED MACH AIRSPEED DISPLAY
 STATUS: ACCEPT

 3162MP3132                                          NC          NC
 WEATHER RADAR RANGE INDICATORS - RANGE
 MARKS
 STATUS: ACCEPT

 3240CH3220                                          NC          NC
 NOSE LANDING GEAR WHEELS - BENDIX
 STATUS: ACCEPT

 3240CH3221                                          NC          NC
 MAIN LANDING GEAR WHEELS AND BRAKES -
 BENDIX
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 10

                                                   PRICE       F/O
                                                  PER A/P     PRICE
                                                SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $        92 $
=======================================================================
 3240MP3258                                          NC          NC
 NOSE LANDING GEAR - INSTALL 737-300
 ALLIEDSIGNAL WHEEL IN LIEU OF EXISTING
 STATUS: ACCEPT

 3245CH3029                                          NC          NC
 TIRES - INSTALLATION OF SFE GOODYEAR TIRES
 STATUS: ACCEPT

 3324CH3010                                          NC          NC
 CEILING MOUNTED LIGHTED EXIT SIGN -
 RELOCATION
 STATUS: ACCEPT

 3343CH3034                                          NC          NC
 ANTI-COLLISION LIGHT - SWITCH NOMENCLATURE
 REVISION
 STATUS: ACCEPT

 3345CH3020                                         NC          NC
 LOGO LIGHTS - SYSTEM DEACTIVATION
 STATUS: ACCEPT

 3345MP3029                                         NC          NC
 REACTIVATION OF LOGO LIGHT SYSTEM
 STATUS: ACCEPT

 3350MP3079                                         NC          NC
 EGRESS LIGHTING REVISION TO ACCOMMODATE ALL
 FORWARD FACING SEAT CONFIGURATION
 STATUS: ACCEPT

 3423CH3021                                         NC          NC
 INSTALL BFE STANDBY ATTITUDE INDICATOR
 WITHOUT ILS DEVIATION DISPLAY IN LIEU OF
 SFE INDICATOR
 STATUS: ACCEPT

 3423CH3026                                         NC          NC
 STANDBY INDICATOR - SFE SEXTANT IN LIEU OF
 BFE JET
 STATUS: ACCEPT

 3431CG3051                                         NC          NC
 ILS - INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3433CG3058                                         NC          NC
 LOW RANGE RADIO ALTIMETER (LRRA) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 11

                                                  PRICE        F/O
                                                 PER A/P      PRICE
                                               SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $        92 $
======================================================================
 3435CH3028                                        ***          ***
 FLIGHT DYNAMICS CAPTAIN ONLY HEAD UP
 GUIDANCE SYSTEM - PARTIAL PROVISIONS
 STATUS: ACCEPT

 3443CH3118                                        ***          ***
 WEATHER RADAR SYSTEM - ARINC 708A SINGLE
 WEATHER RADAR SYSTEM WITH PREDICTIVE
 WINDSHEAR - PARTIAL PROVISIONS
 STATUS: ACCEPT

 3443CH3154                                         NC          NC
 ARINC 708 WEATHER RADAR SYSTEM -
 INSTALLATION - BFE ALLIEDSIGNAL INC (WITH
 DEACTIVATED PREDICTIVE WINDSHEAR FEATURE
 R/T RDR-4B)
 STATUS: ACCEPT

 3445CH3197                                         NC          NC
 TCAS II - INSTALLATION - BFE ALLIEDSIGNAL
 INC
 STATUS: ACCEPT

 3451CG3005                                         NC          NC
 VOR/MARKER BEACON - INSTALLATION - BFE
 ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3455CG3120                                         NC          NC
 DISTANCE MEASURING EQUIPMENT (DME) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 (SCANNING)
 STATUS: ACCEPT

 3457CG3088                                         NC          NC
 AUTOMATIC DIRECTION FINDER (ADF) -
 INSTALLATION - BFE ALLIEDSIGNAL INC
 STATUS: ACCEPT

 3457CG3092                                         NC          NC
 AUTOMATIC DIRECTION FINDER (ADF) CONTROL
 PANEL - INSTALLATION - BFE GABLES
 ENGINEERING INC
 STATUS: ACCEPT

 3457MP3132                                         NC          NC
 ADF CONTROL PANEL REVISION - ADD GABLES
 G7402-05 IN LIEU OF EXISTING
 STATUS: ACCEPT

 3457MP3133                                         NC          NC
 ADF ANTENNA REVISION - ADD ALLIEDSIGNAL
 2041683-7507 IN LIEU OF EXISTING
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 12

                                                  PRICE       F/O
                                                 PER A/P     PRICE
                                               SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $       92 $
=====================================================================
 3458CH3091                                         NC          NC
 GPS PROVISIONS - ADD COMPONENTS REQUIRED TO
 PROVIDE COMPLETE PROVISIONS
 STATUS: ACCEPT

 3458CH3092                                        ***         ***
 GLOBAL POSITIONING SYSTEM (GPS) -
 INSTALLATION - HONEYWELL INC (SUPPLEMENTAL
 NAVIGATION CERTIFICATION)
 STATUS: ACCEPT

 3461CG3403                                         NC          NC
 BUYER FURNISHED NAVIGATION DATA BASE
 STATUS: ACCEPT

 3461CH3485                                         NC          NC
 VERTICAL NAVIGATION (VNAV)
 ACTIVATE/DEACTIVATE SERVICE BULLETIN
 STATUS: ACCEPT

 3461CH3489                                        ***           ***
 FLIGHT MANAGEMENT COMPUTER SYSTEM REVISION
 - CERTIFICATION FOR SINGLE COMPUTER
 OPERATION ONLY
 STATUS: ACCEPT

 3510CG3089                                         NC          NC
 CREW OXYGEN - 114 CU. FT. IN LIEU OF 76 CU.
 FT. CYLINDER
 STATUS: ACCEPT

 3830MP3025                                         NC          NC
 INSTALLATION OF PNEUDRAULICS INC. 4"
 SERVICE PANEL LAVATORY DRAIN VALVE P/N 9569
 IN LIEU OF CURRENT SHAW VALVE
 STATUS: ACCEPT

 3831MP3019                                        ***           ***
 GRAY WATER DRAIN ROUTING REVISION - LEVEL
 LINE IN LIEU OF SLANTED LINE
 STATUS: ACCEPT

 3832CH3071                                         NC          NC
 VACUUM LAVATORY SYSTEM IN LIEU OF
 RECIRCULATING LAVATORY - LAVS A AND B
 STATUS: ACCEPT

 3910CH3113                                         NC          NC
 RELOCATE ATC CONTROL PANEL
 STATUS: ACCEPT

 3910CH3122                                         NC          NC
 AFT ELECTRONICS PANEL ARRANGEMENT
 STATUS: ACCEPT

Attachment to
Southwest Airlines Co.
6-1162-RLL-2036  Page 13

                                                  PRICE       F/O
                                                 PER A/P     PRICE
                                               SWA3701 SWA3701 F/O
CR  /  TITLE                                       92 $       92 $
=====================================================================
 5100CH3026                                         NC          NC
 ADDITIONAL CORROSION PROTECTION BENEATH
 GALLEYS AND LAVS
 STATUS: ACCEPT

 5100CH3027                                         NC          NC
 FWD AND AFT CARGO DOOR REVISION - INSTALL
 HEAVY DUTY SKIN
 STATUS: ACCEPT

 5100MP3030                                         NC          NC
 REMOVE ADDITIONAL CORROSION PROTECTION
 ADDED BY CR 5100CH3026
 STATUS: ACCEPT

 5220MP3012                                         NC          NC
 OVERWING HATCH ASSIST HANDLE REVISION -
 INSTALL RECESSED HANDLE IN LIEU OF
 PROTRUDING HANDLE
 STATUS: ACCEPT

 7200CG3244                                         IB          IB
 AIRPLANE PERFORMANCE: CFM56-7 ENGINES WITH
 OPERATIONAL THRUST OF 22,000 LBS. FOR
 737-600,-700
 STATUS: ACCEPT

 7900CG3026                                         NC          NC
 LUBRICATING OIL - ESSO/EXXON TURBO OIL 2380
 STATUS: ACCEPT

      CR'S   138                      TOTAL      ***           ***


6-1162-RLL-2037



Southwest Airlines Co.
P.O. Box 36611
Dallas, Texas 75235-1611

Subject:       Letter Agreement No. 6-1162-RLL-2037 to
               Purchase Agreement No. 1810 - Reconciliation of the Aircraft Basic Price

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the
Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.     Reconciliation of the Aircraft Basic Price

       During the course of recent negotiations, Boeing and Buyer reviewed and mutually agreed to the pricing for the Aircraft. The price elements for the prices set forth in Article 3.2 of the Agreement are documented in the Attachment to this Letter Agreement.

2.     Confidential Treatment

       Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.


Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
   ---------------------
Its   Attorney-in-Fact
   ---------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.


By   /s/ Gary A. Barron
   ----------------------
Its  EVP-COO
   ----------------------


Attachment ***

6-1162-RLL-2073




Southwest Airlines Co.
P.O. Box 36611
Dallas, Texas 75235-1611

Subject:     Letter Agreement No. 6-1162-RLL-2073 to
             Purchase Agreement No. 1810 -Maintenance Training Matters

Gentlemen:

This Letter Agreement amends Purchase Agreement No. 1810 (the
Agreement) between The Boeing Company (Boeing) and Southwest Airlines Co. (Buyer) relating to the sale by Boeing and the purchase by Buyer of Model 737-7H4 aircraft (the Aircraft).

All terms used herein and in the Agreement, and not defined herein, will have the same meaning as in the Agreement.

1.     Customized Maintenance Training for Buyer

       Buyer and Boeing agree that the maintenance training, as described below, will be provided to Buyer in lieu of the maintenance training as described in Exhibit C, Part A, Paragraphs 3.1, 3.2, 3.3 and 3.4 of the Agreement.

2. Description of, and Schedule for, the Customized Maintenance Training Program for Buyer

       A. Line and Base Course Boeing will provide *** in August 1997, *** students.

       B. Major Model Differences Course Boeing will provide ***, beginning in September 1997, lasting *** students in each round.

       C. Engine Run Course Boeing will provide ***, beginning in October 1997, lasting *** students in each round.

       D.  Rigging Course  Boeing will provide ***, beginning in
August 1998, lasting *** students in each round.

3. Scheduling of Courses The specific schedule for each of the courses listed above will be coordinated between Buyer and Boeing's scheduling people.

Southwest Airlines Co.
6-1162-RLL-2073  Page 2

4. *** CBT Lesson Modules Boeing will provide *** CBT lesson modules to Buyer on or about June 30, 1997.

5.     Confidential Treatment

       Buyer understands that certain commercial and financial information contained in this Letter Agreement are considered by Boeing as confidential. Buyer agrees that it will treat this Letter Agreement and the information contained herein as confidential and will not, without the prior written consent of Boeing, disclose this Letter Agreement or any information contained herein to any other person or entity, except as provided in Letter Agreement 6-1162-RLL-934R1.

Very truly yours,

THE BOEING COMPANY



By    /s/ R. Leo Lyons
  -----------------------
Its   Attorney-in-Fact
   ----------------------

ACCEPTED AND AGREED TO as of this

date: February 26, 1997

SOUTHWEST AIRLINES CO.



By   /s/ Gary A. Barron
  -----------------------
Its  EVP-COO
   ----------------------