Form 10-Q
period 1997-06-30
SOUTHWEST AIRLINES CO
filed 1997-08-14
CIK 92380

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
June 30, 1997     OR

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

     Number of shares of Common Stock outstanding as of the close of business on August 11, 1997:

                           146,002,861

                             SOUTHWEST AIRLINES CO.
                                  FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                            Southwest Airlines Co.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                 (unaudited)

                                          June 30, 1997    December 31, 1996
ASSETS
Current assets:
        Cash and cash equivalents             $577,784        $581,841
        Accounts receivable                     88,384          73,440
        Inventories of parts and supplies       49,931          51,094
        Deferred income taxes                   12,079          11,560
        Prepaid expenses and other current
            assets                              31,022          33,055

                  Total current assets         759,200         750,990

Property and equipment:
         Flight equipment                     3,706,460       3,435,304
         Ground property and equipment          556,540         523,958
         Deposits on flight equipment
             purchase contracts                 274,401         198,366
                                              4,537,401       4,157,628
         Less allowance for depreciation      1,264,820       1,188,405
                                              3,272,581       2,969,223
Other assets                                      4,202           3,266
                                             $4,035,983      $3,723,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                       $142,340       $214,232
         Accrued liabilities                     435,535        368,625
         Air traffic liability                   179,304        158,098
         Income taxes payable                     37,736           -
         Current maturities of long-term debt    116,947         12,327
         Other current liabilities                 3,614         12,122

              Total current liabilities          915,476        765,404

Long-term debt less current maturities           636,927        650,226
Deferred income taxes                            385,156        349,987
Deferred gains from sale and leaseback
         of aircraft                             265,814        274,891
Other deferred liabilities                        35,887         34,659
Stockholders' equity:
         Common stock                            145,708        145,112
         Capital in excess of par value          188,041        181,650
         Retained earnings                     1,462,974      1,321,550

          Total stockholders' equity           1,796,723      1,648,312
                                              $4,035,983     $3,723,479

See accompanying notes.

                               Southwest Airlines Co.
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands except per share amounts)
                                    (unaudited)

                                    Three months ended     Six months ended
                                         June 30,              June 30,
                                      1997      1996      1997        1996
Operating revenues:
  Passenger                         $911,681  $876,322  $1,760,787  $1,617,422
  Freight                             22,383    20,011      43,737      38,991
  Other                               22,828    13,975      39,463      26,424

     Total operating revenues        956,892   910,308   1,843,987   1,682,837

Operating expenses:

  Salaries, wages, and benefits      282,637   258,078     548,431     495,443
  Fuel and oil                       117,561   115,652     251,636     219,519
  Maintenance materials and repairs   56,020    66,834     113,258     129,033
  Agency commissions                  40,584    37,576      77,676      69,402
  Aircraft rentals                    50,466    45,922     100,848      90,919
  Landing fees and other rentals      51,477    45,401     100,488      90,844
  Depreciation                        47,509    46,111      95,895      90,125
  Other operating expenses           154,231   152,528     312,145     297,953

     Total operating expenses        800,485   768,102   1,600,377   1,483,238

Operating income                     156,407   142,206     243,610     199,599

Other expenses (income):
  Interest expense                    16,219    15,022      31,444      29,924
  Capitalized interest                (4,317)   (5,817)     (8,739)    (12,721)
  Interest income                     (9,533)   (5,345)    (17,495)     (9,398)
  Nonoperating losses (gains), net       215    (1,643)      1,176      (2,966)

     Total other expenses              2,584     2,217       6,386       4,839

Income before income taxes           153,823   139,989     237,224     194,760
Provision for income taxes            59,991    54,673      92,518      76,443

Net income                           $93,832   $85,316    $144,706    $118,317

Weighted average common and common
equivalent shares outstanding        152,249   153,675     151,349     153,039

Net income per common and
common equivalent share                 $.62      $.56        $.96        $.77

See accompanying notes.

                                  Southwest Airlines Co.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)

                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                      1997        1996        1997      1996
Net cash provided by operating
 activites                           $220,604   $222,176   $314,115  $363,891

Investing activities:
 Net purchases of property and
    equipment                        (296,624)  (201,393)  (412,474) (333,747)

Financing activities:
 Issuance of long-term debt             -          -         98,764       -
 Payment of long-term debt and
    capital lease obligations         (1,628)    (1,498)     (6,572)   (8,056)
 Payment of cash dividends            (1,682)    (1,592)     (4,877)   (4,621)
 Proceeds from aircraft sale and
    leaseback transactions              -       132,000        -      132,000
 Proceeds from Employee stock plans    4,702      3,912       6,987    11,455

Net cash provided by financing
 activities                            1,392    132,822      94,302   130,778

Net increase (decrease) in cash and
 cash equivalents                    (74,628)   153,605      (4,057)  160,922

Cash and cash equivalents at
 beginning of period                 652,412    324,680     581,841   317,363

Cash and cash equivalents at
 end of period                      $577,784   $478,285    $577,784  $478,285

Cash payments for:
 Interest, net of amount
  capitalized                         $1,779       $510     $22,606   $17,944

 Income taxes                        $12,910    $21,495     $13,125   $21,891

See accompanying notes.

                       SOUTHWEST AIRLINES CO.
        Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 1997 and 1996 include all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1996.

      2. Dividends - During the three month periods ended June 30, 1997 and March 31, 1997, $.01155 per share in dividends were declared on the 145,643,837 and 145,335,143 shares of common stock then outstanding. During the three month periods ended June 30, 1996 and March 31, 1996, $.011 per share in dividends were declared on the 144,715,343 and 144,452,894 shares of common stock then outstanding.

      3. Long-term debt - During February 1997, the Company issued $100 million of senior unsecured 7 3/8 percent Debentures due March 1, 2027. Interest on the Debentures is payable semi-annually on March 1 and September 1, commencing September 1, 1997. The Debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the Debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal of the Debentures and interest thereon discounted to the date of redemption plus accrued interest at the date of redemption.

     4. Recently issued accounting standard - In February 1997, the Financial Accounting Standards Board issued Statement No.
128, Earnings per Share, which is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the three and six month periods ended June 30, 1997 would be $.64 and $.99, respectively and for the three and six month periods ended June 30, 1996 would be $.59 and $.82, respectively. Diluted earnings per share for the three and six month periods ended June 30, 1997 would be $.62 and $.96, respectively and for the three and six month periods ended June 30, 1996 would be $.56 and $.77, respectively.

      5. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                           Three months ended
                                                 June 30,
                                  1997          1996             Change
Revenue passengers carried        12,722,360    12,574,740       1.2%
Revenue passenger miles
      (RPMs) (000s)                7,014,502     6,809,336       3.0%
Available seat miles
      (ASMs) (000s)               10,981,206    10,165,470       8.0%
Load factor                             63.9%         67.0%     (3.1)pts.
Average length of
       passenger haul                    551           542        1.7%
Trips flown                          196,006       187,704        4.4%
Average passenger fare                $71.66        $69.69        2.8%
Passenger revenue yield
       per RPM                        $.1300        $.1287        1.0%
Operating revenue yield
       per ASM                        $.0871        $.0895       (2.7)%
Operating expenses per ASM            $.0729        $.0756       (3.6)%
Average fuel cost per gallon          $.6017        $.6280       (4.2)%
Number of employees at
       period-end                     23,777        21,907         8.5%
Size of fleet at period-
       end                               252           237         6.3%

                                                Six months ended
                                                     June 30,
                                     1997         1996             Change
Revenue passengers carried        24,768,544    23,979,977        3.3%
Revenue passenger miles
      (RPMs)    (000s)            13,547,548    12,646,455        7.1%
Available seat miles
      (ASMs)    (000s)            21,498,841    19,806,873        8.5%
Load factor                             63.0%         63.8%      (0.8)pts.
Average length of
      passenger haul                     547           527         3.8%
Trips flown                          386,211       366,809         5.3%
Average passenger fare                $71.09        $67.45         5.4%
Passenger revenue yield
      per RPM                         $.1300        $.1279         1.6%
Operating revenue yield
      per ASM                         $.0858        $.0850         0.9%
Operating expenses per ASM            $.0744        $.0749        (0.7)%
Average fuel cost per gallon          $.6570        $.6101         7.7%
Number of employees at
      period-end                      23,777        21,907         8.5%
Size of fleet at period-
      end                                252           237         6.3%

Material Changes in Results of Operations

      Consolidated net income for the three months ended June 30,
1997  was  $93.8  million ($.62 per share)  compared  with  $85.3 million ($.56 per share) earned in second quarter 1996.

      Consolidated operating revenues increased 5.1 percent for the second quarter of 1997 and 9.6 percent for the six months ended June 30, 1997 as compared to the corresponding periods of the prior year, primarily as a result of a 4.0 percent and 8.9 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from 3.0 percent and 7.1 percent increases in revenue passenger miles
(RPMs) for the three and six month periods ended June 30, 1997, respectively, coupled with 1.0 percent and 1.6 percent increases in passenger revenue yield per RPM over these same periods.

      While RPMs increased 3.0 percent in second quarter 1997 and
7.1 percent in the six month period ended June 30, 1997, available seat miles (ASMs) increased 8.0 percent and 8.5 percent for these same periods. This resulted in load factors of 63.9 percent and 63.0 percent for the three months and six months ended June 30, 1997, respectively, compared with 67.0 percent and
63.8 percent for the corresponding periods of the prior year. The increase in ASMs resulted primarily from the net addition of 15 aircraft since second quarter 1996.

      The load factor for July 1997 was 66.8 percent, compared to July 1996 load factor of 68.1 percent. Although load factor trends are improving, management does not expect the third quarter 1997 load factor will match third quarter 1996. Load factors in third quarter 1996 were high due to heavy promotional activities. Additionally, the March 1997 reimposition of the ten percent federal excise tax may adversely impact revenue growth during third quarter 1997 versus third quarter 1996, which was not subject to federal excise tax until August 27, 1996. (The immediately preceding three sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.) In spite of these factors, however, early July RPM yield trends are strong.

     In August 1997, the Taxpayer Relief Act of 1997 was enacted, which included, among other things, a revision, phased in over five years, of the current ten percent federal excise tax on domestic tickets to (ultimately) an excise tax of 7.5 percent and a fee of $3.00 per passenger segment. Effective October 1, 1997 through September 30, 1998, the current ten percent tax rate will be reduced to nine percent of the ticket price for amounts paid for transportation beginning on or after October 1, 1997 and a new $1.00 flight segment tax will be imposed. From October 1, 1998 to September 30, 1999, the tax rate decreases to eight percent and the segment tax increases to $2.00. Beginning October 1, 1999, the tax rate will change to 7.5 percent of the ticket price. However, the segment tax will increase to $2.25 from October 1, 1999 to December 31, 1999; $2.50 during 2000; $2.75 during 2001; and $3.00 per segment during 2002. Thereafter, the $3.00 segment tax will be indexed to changes in the Consumer Price Index (CPI). The legislation also includes a new tax on the sale of frequent flier miles, raises the international departure fee, and institutes a new international arrival fee. Management estimates these changes may increase Southwest's tax burden by $30 to $35 million in 1998. The Company is currently considering various alternatives to attempt to offset the impact of these changes to future years' operating results. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, regulations implementing the tax, competitors' response to the tax, and the ability to pass through the tax in the form of fare increases.)

      Consolidated freight revenues increased 11.9 percent in the second quarter of 1997 and 12.2 percent for the six months ended June 30, 1997 as compared to the same periods of the prior year, primarily due to increased capacity and an increase in United States mail revenue. Other revenues increased 63.3 percent in the second quarter 1997 and 49.3 percent for the six months ended June 30, 1997, primarily due to increased charter activity as well as increased revenues from the sale of frequent flyer credits to participating partners in the Rapid Rewards program.

      Operating expenses per ASM decreased 3.6 percent for the three months ended June 30, 1997 and remained relatively unchanged for the six months ended June 30, 1997. The second quarter decrease is primarily due to lower aircraft engine repair costs, lower jet fuel prices, lower advertising spending, and significant results from numerous Companywide cost reduction efforts. Excluding jet fuel costs and related taxes, operating expenses per ASM for the three and six month periods ended June 30, 1997, were down 3.2 percent and 1.6 percent, respectively.

                     Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                                                Three months ended
                                                     June 30,
                                                          Increase   Percent
                                          1997     1996  (decrease)  change
Salaries, wages, and benefits            2.24     2.21     .03        1.4
Profitsharing and Employee
  savings plans                           .34      .33     .01        3.0
Fuel and oil                             1.07     1.14    <.07>      <6.1>
Maintenance materials
  and repairs                             .51      .66    <.15>     <22.7>
Agency commissions                        .37      .37      -          -
Aircraft rentals                          .46      .45     .01        2.2
Landing fees and other rentals            .47      .45     .02        4.4
Depreciation                              .43      .45    <.02>      <4.4>
Other operating expenses                 1.40     1.50    <.10>      <6.7>

     Total                               7.29     7.56    < .27>    < 3.6>

                                                 Six months ended
                                                    June 30,
                                                         Increase    Percent
                                         1997    1996   (decrease)   change
Salaries, wages, and benefits           2.26    2.24     .02         0.9
Profitsharing and Employee
  savings plans                          .29     .26     .03        11.5
Fuel and oil                            1.17    1.11     .06         5.4
Maintenance materials
  and repairs                            .53     .65    <.12>      <18.5>
Agency commissions                       .36     .35     .01         2.9
Aircraft rentals                         .47     .46     .01         2.2
Landing fees and other rentals           .47     .46     .01         2.2
Depreciation                             .45     .46    <.01>       <2.2>
Other operating expenses                1.44    1.50    <.06>       <4.0>

     Total                              7.44    7.49   < .05>      < 0.7>

      The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which
became  amendable  May  31,  1996.   Southwest  is  currently  in
negotiations with TWU to amend the contract.

      Profitsharing and Employee savings plans expense per ASM increased 3.0 percent and 11.5 percent for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of the prior year primarily due to higher earnings available for profitsharing in 1997.

     Fuel and oil expense per ASM decreased 6.1 percent in second quarter 1997 due to lower jet fuel prices. The average price paid for jet fuel in the three month period ended June 30, 1997 was $.6017 per gallon compared to $.6280 for the same period in 1996. Fuel and oil expense per ASM increased 5.4 percent in the six month period ended June 30, 1997 due to higher average jet fuel prices during first quarter 1997. The average price paid for jet fuel in the six month period ended June 30, 1997 was $.6570 per gallon compared to $.6101 for the same period in 1996. The average price paid for jet fuel in July 1997 was $.5726 per gallon.

      Maintenance materials and repairs per ASM decreased 22.7 percent and 18.5 percent for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of 1996, primarily as a result of fewer aircraft engine repairs.

      On August 1, 1997, the Company signed a ten year engine maintenance contract with General Electric Engine Services, Inc. (General Electric). Under the terms of the contract, Southwest will pay General Electric a rate per flight hour in exchange for General Electric performing substantially all engine maintenance for the CFM56-3 engines on the 737-300 and 737-500 aircraft.

      Agency commissions per ASM remained unchanged for second quarter 1997 and increased 2.9 percent for the six months ended June 30, 1997 as compared to the same periods in 1996. The increase is primarily due to a corresponding increase in the proportion of travel agency revenues to total revenues.

     Aircraft rentals per ASM increased 2.2 percent for the three and six months periods ended June 30, 1997 primarily due to the sale-leaseback of four aircraft late in second quarter 1996 and six aircraft in third quarter 1996.

      Landing fees and other rentals increased 4.4 percent for second quarter 1997 and 2.2 percent for the six months ended June 30, 1997 as compared to the same periods of 1996 primarily due to increased landing fee rates, increased space rental rates, and airport terminal expansion.

      Depreciation expense per ASM decreased 4.4 percent for second quarter 1997 and 2.2 percent for the six months ended June 30, 1997 as compared to the same periods of 1996 primarily due to the sale-leasebacks of aircraft late in second quarter 1996 and in third quarter 1996.

      Other operating expenses per ASM decreased 6.7 percent  and
4.0 percent for the three and six month periods ended June 30, 1997, respectively. These decreases were primarily due to lower advertising spending, lower insurance rates, and significant results from numerous Companywide cost reduction efforts.

      Other expenses (income) for the three and six month periods ended June 30, 1996, included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased in the first half of 1997 as compared to the first half of 1996 due to the February 1997 issuance of $100 million of senior unsecured 7 3/8 percent Debentures due March 1, 2027. Capitalized interest decreased for the three and six month periods ended June 30, 1997, as a result of certain amendments to aircraft purchase contracts that deferred the timing of payments. Interest income increased for the three and six months ended June 30, 1997 due to higher invested cash balances.

Material Changes in Financial Condition

     Net cash provided by operating activities was $220.6 million for the three months ended June 30, 1997 and $565.5 million for the twelve months ended June 30, 1997. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      For the twelve months ended June 30, 1997, net capital expenditures were $756.2 million, which were primarily for the purchase of 18 new 737-300 aircraft, of which two were subsequently sold and leased back, and progress payments for future aircraft deliveries.

      The Company opened service to Jacksonville, Florida on January 15, 1997, and opened service to Jackson, Mississippi on August 9, 1997.

      As of March 31, 1997, the Company had authority from its Board of Directors to purchase 2,500,000 shares of its common stock from time to time on the open market. No shares have been purchased since 1990.

      The  Company's  contractual commitments at  June  30,  1997 consist primarily of scheduled aircraft acquisitions. Six 737-300s are scheduled for delivery in the remainder of 1997. Four 737-700s are scheduled for delivery in 1997, 21 in 1998, 16 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004.

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $1,757.7 million at June 30, 1997 due as follows: $200.3 million in 1997; $532.7 million in 1998; $502.3 million in 1999; $318.1 million in 2000; and $204.3 million in 2001.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 1997 of $577.8 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at June 30, 1997). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $414.4 million public debt securities which it currently intends to substantially utilize for aircraft financings during the remainder of 1997, 1998, and 1999.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

           The  Company's Annual Meeting of Shareholders was held
           on May 15, 1997.   At  the  meeting  the  following
           matters were voted on by security holders:

            1. 86,743,538 shares of stock were voted against a shareholder proposal requesting that the Company
                rotate   the  site  of  its  annual  shareholders
                meeting, 6,126,110 were voted for the proposal, 1,346,580 abstained, and there were 31,405,599 broker non-votes.

            2. 80,604,193 shares of stock were voted against a proposal requiring publication of certain equal employment opportunity information, 10,652,177 were voted in favor of the proposal, 2,969,658 abstained, and there were 31,395,799 broker non-votes.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (11.1)    Computation of Earnings Per Share

                 (27)    Financial Data Schedule

          b)   Reports on Form 8-K

                There were no Reports on Form 8-K during the quarter.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.




August 13, 1997                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit
Number                      Exhibit

(11.1)    Computation of Earnings Per Share


  (27)    Financial Data Schedule