Form 10-Q
period 1997-09-30
SOUTHWEST AIRLINES CO
filed 1997-11-14
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 1997     OR

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

     Number of shares of Common Stock outstanding as of the close of business on November 12, 1997 : 147,146,248


                      SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
                  Item 1. Financial Statements



                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                        September 30,   December 31,
                                            1997            1996
ASSETS
Current assets:
 Cash and cash equivalents                   $554,118        $581,841
 Accounts receivable                          106,000          73,440
 Inventories of parts and supplies             52,281          51,094
 Deferred income taxes                         12,303          11,560
 Prepaid expenses and other current
     assets                                    32,276          33,055
           Total current assets               756,978         750,990

Property and equipment:
 Flight equipment                           3,894,762       3,435,304
 Ground property and equipment                581,341         523,958
 Deposits on flight equipment
     purchase contracts                       227,899         198,366
                                            4,704,002       4,157,628
     Less allowance for depreciation        1,323,068       1,188,405
                                            3,380,934       2,969,223
Other assets                                    4,122           3,266
                                           $4,142,034      $3,723,479


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $164,510        $214,232
 Accrued liabilities                          394,707         368,625
 Air traffic liability                        205,292         158,098
 Income taxes payable                           6,526           -
 Current maturities of long-term debt         119,635          12,327
 Other current liabilities                      7,960          12,122
           Total current liabilities          898,630         765,404
Long-term debt less current maturities        632,143         650,226
Deferred income taxes                         414,606         349,987
Deferred gains from sale and leaseback
     of aircraft                              260,716         274,891
Other deferred liabilities                     28,489          34,659
Stockholders' equity:
 Common stock                                 146,785         145,112
 Capital in excess of par value               206,867         181,650
 Retained earnings                          1,553,798       1,321,550

     Total stockholders' equity             1,907,450       1,648,312
                                           $4,142,034      $3,723,479


See accompanying notes.


                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                             Three months ended     Nine months ended
                                September 30,        September 30,
                              1997         1996    1997         1996
Operating revenues:
 Passenger                     $949,540   $855,719   $2,710,327    $2,473,142
 Freight                         25,613     19,677       69,350        58,668
 Other                           22,088     16,096       61,551        42,519

  Total operating revenues      997,241    891,492    2,841,228     2,574,329

Operating expenses:
 Salaries, wages, and benefits  293,032     254,798     841,463       750,241
 Fuel and oil                   119,062     126,239     370,698       345,757
 Maintenance materials
    and repairs                  72,430      70,565     185,688       199,598
 Agency commissions              39,902      37,098     117,578       106,500
 Aircraft rentals                50,402      47,960     151,250       138,879
 Landing fees and other
    rentals                      51,966      49,158     152,454       140,003
 Depreciation                    49,873      46,171     145,768       136,295
 Other operating expenses       168,804     156,569     480,949       454,522

   Total operating expenses     845,471     788,558   2,445,848     2,271,795

Operating income                151,770     102,934     395,380       302,534

Other expenses (income):
 Interest expense                16,428      14,717      47,872        44,642
 Capitalized interest            (5,709)     (5,009)    (14,448)      (17,731)
 Interest income                 (9,478)     (7,480)    (26,973)      (16,878)
 Nonoperating losses
   (gains), net                     142         463       1,318        (2,504)

   Total other expenses           1,383       2,691       7,769         7,529


Income before income taxes      150,387     100,243     387,611       295,005
Provision for income taxes       57,876      39,385     150,394       115,828

Net income                      $92,511     $60,858    $237,217      $179,177


Weighted average common
 and common equivalent
 shares outstanding             154,433     150,808     152,407       152,295

Net income per common and
 common equivalent share           $.60        $.40       $1.56         $1.18



See accompanying notes.
                                     Southwest Airlines Co.
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)

                                      Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
                                       1997       1996       1997      1996
Net cash provided by operating
 activities                          $126,769    $82,033   $440,884  $445,924

Investing activities:
 Net purchases of
 property and equipment             (165,040)   (161,503)  (577,514) (495,250)

Financing activities:
 Issuance of long-term debt              -           -       98,764       -
 Payment of long-term
  debt and capital lease
  obligations                        (3,610)     (3,047)    (10,182)  (11,103)
 Payment of cash dividends           (1,688)     (1,595)     (6,565)   (6,216)
 Proceeds from aircraft
 sale and leaseback
  transactions                          -       198,000        -      330,000
 Proceeds from Employee
  stock plans                        19,903       1,857      26,890    13,312

Net cash provided by
 financing activites                 14,605     195,215     108,907   325,993


Net increase (decrease)
 in cash and cash equivalents       (23,666)    115,745     (27,723)  276,667
Cash and cash equivalents
 at beginning of period             577,784     478,285     581,841   317,363


Cash and cash equivalents
 at end of period                  $554,118    $594,030    $554,118  $594,030

Cash payments for:
 Interest, net of amount
 capitalized                        $19,840     $17,276     $42,446   $35,220
 Income taxes                       $59,860     $36,556     $72,984   $58,447

See accompanying notes.

                      SOUTHWEST AIRLINES CO.
       Notes to Condensed Consolidated Financial Statements

      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 1997 and 1996 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1996.

      2. Dividends - During the three month periods ended September 30, 1997, June 30, 1997, and March 31, 1997, dividends of $.01155 per share were declared on the 146,109,112, 145,643,837, and 145,335,143 shares of common stock then outstanding, respectively. During the three month periods ended September 30, 1996, June 30, 1996, and March 31, 1996, dividends of $.011 per share were declared on the 144,956,331, 144,715,343,
and   144,452,894  shares  of  common  stock  then   outstanding,
respectively.

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

      4. Stockholders' equity - On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock which will be distributed on November 26, 1997. In addition, the Board increased the quarterly dividend to $.01 per share on the post-split shares.

     5. Recently issued accounting standard - In February 1997, the Financial Accounting Standards Board issued Statement No.
128, Earnings per Share, which is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the three and nine month periods ended September 30, 1997 would be $.63 and $1.63, respectively, and for the three and nine month periods ended September 30, 1996 would be $.42 and $1.24, respectively. Diluted earnings per share for the three and nine month periods ended September 30, 1997 would be $.60 and $1.56, respectively, and for the three and nine month periods ended September 30, 1996 would be $.40 and $1.18, respectively.

      6. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                               Three months ended
                                                 September 30,

                                     1997            1996         Change
Revenue passengers carried           13,019,325    12,846,516       1.3 %
Revenue passenger miles
        (RPMs)    (000s)              7,565,832     7,333,497       3.2 %
Available seat miles
        (ASMs)    (000s)             11,492,134    10,479,825       9.7 %
Load factor                               65.8%         70.0%      (4.2)pts.

Average length of
        passenger haul                      581          571        1.8 %
Trips flown                             200,942      191,979        4.7 %
Average passenger fare                   $72.93       $66.61        9.5 %
Passenger revenue yield
       per RPM                           $.1255       $.1167        7.5 %
Operating revenue yield
       per ASM                           $.0868       $.0851        2.0 %
Operating expenses per ASM               $.0736       $.0752       (2.1)%
Average fuel cost per
        gallon                           $.5841       $.6615      (11.7)%
Number of employees at
        period-end                       23,840       23,066        3.4 %
Size of fleet at period-
        end                                 258          241        7.1 %


                                             Nine months ended
                                               September 30,
Revenue passengers carried            37,787,869   36,826,493     2.6 %
Revenue passenger miles
        (RPMs)    (000s)              21,113,381   19,979,952     5.7 %
Available seat miles
        (ASMs)    (000s)              32,990,974   30,286,698     8.9%
Load factor                                64.0%        66.0%    (2.0)pts.
Average length of
        passenger haul                      559           543     2.9 %
Trips flown                             587,153       558,788     5.1 %
Average passenger fare                   $71.72        $67.16     6.8 %
Passenger revenue yield
       per RPM                           $.1284        $.1238     3.7 %
Operating revenue yield
      per ASM                            $.0861        $.0850     1.3 %
Operating expenses per ASM               $.0741        $.0750    (1.2)%
Average fuel cost per
        gallon                           $.6318        $.6279     0.6 %
Number of employees at
        period-end                       23,840        23,066     3.4 %
Size of fleet at period-
        end                                 258           241     7.1 %

Material Changes in Results of Operations

       Consolidated net income for the three months ended September 30, 1997 was $92.5 million ($.60 per share) compared with $60.9 million ($.40 per share) earned in third quarter 1996. Consolidated net income for the nine months ended September 30, 1997 was $237.2 million ($1.56 per share) compared with $179.2 million ($1.18 per share) earned for the nine months ended September 30, 1996.

      Consolidated operating revenues increased 11.9 percent for the third quarter of 1997 and 10.4 percent for the nine months ended September 30, 1997, as compared to the corresponding periods of the prior year, primarily as a result of an 11.0 percent and 9.6 percent increase, respectively, in consolidated passenger revenues. The increase in passenger revenues resulted from a 3.2 percent and 5.7 percent increase in revenue passenger miles (RPMs) for the three and nine month periods ended September 30, 1997, respectively, coupled with 7.5 percent and 3.7 percent increases in passenger revenue yield per RPM over these same periods.

      While RPMs increased 3.2 percent in third quarter 1997  and
5.7 percent in the nine month period ended September 30, 1997, available seat miles (ASMs) increased 9.7 percent and 8.9 percent for these same periods. This resulted in load factors of 65.8 percent and 64.0 percent for the three and nine month periods ended September 30, 1997, respectively, compared with 70.0% and 66.0% for the corresponding periods of the prior year. Load factors were lower in 1997 generally as a result of higher fares and less promotional activity. The increase in ASMs resulted primarily from the net addition of 17 aircraft since third quarter 1996.

     Due to last fall's heavy promotional activities, load factor for October 1997 of 63.1 percent fell below last year's October load factor of 72.2 percent but was in line with historical performances. Revenue yield per passenger mile in October 1997 was up sharply from October of last year. Thus far, November and December bookings are good which should result in more favorable year-over-year load factor comparisons. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     In August 1997, the Taxpayer Relief Act of 1997 was enacted, which included, among other things, a revision, phased in over five years, of the then current ten percent federal excise tax on domestic tickets to (ultimately) an excise tax of 7.5 percent and a fee of $3.00 per passenger segment. Effective October 1, 1997 through September 30, 1998, the tax rate was reduced to nine percent of the ticket price for amounts paid for transportation beginning on or after October 1, 1997 and a new $1.00 flight segment tax was imposed. From October 1, 1998 to September 30, 1999, the tax rate will decrease to eight percent and the segment tax will increase to $2.00. Beginning October 1, 1999, the tax rate will change to 7.5 percent of the ticket price. However, the segment tax will increase to $2.25 from October 1, 1999 to December 31, 1999; $2.50 during 2000; $2.75 during 2001; and
$3.00 per segment during 2002. Thereafter, the $3.00 segment tax will be indexed to changes in the Consumer Price Index (CPI). The legislation also includes a new tax on the sale of frequent flier miles, raises the international departure fee, and institutes a new international arrival fee. Management estimates these changes may increase Southwest's tax burden by $25 to $35 million in 1998. Effective October 1, 1997, the Company raised fares to attempt to offset the immediate impact of these changes. Management cannot predict how successful these fare increases will be or how successful the Company will be in offsetting future scheduled tax increases. (The immediately preceding three sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, regulations implementing the tax, competitors' response to the tax, and the ability to pass through the tax in the form of fare increases.)

      On October 27, 1997, the International Air Transportation Competition Act of 1979 was amended to allow scheduled service from Dallas Love Field to Alabama, Mississippi, and Kansas. By mid-November, the Company's reservations system will offer service from Dallas Love Field to Jackson via connecting flights through Houston and service from Dallas Love Field to Birmingham via connecting flights through New Orleans or Houston. No additional flights have been added, thus far, from Dallas Love Field to Alabama, Mississippi, or Kansas.

      Consolidated freight revenues increased 30.2 percent in the third quarter of 1997 and 18.2 percent for the nine months ended September 30, 1997 as compared to the same periods of the prior year, due to increased capacity and increased service resulting, in part, from the United Parcel Service labor strike. Other revenues increased 37.2 percent in the third quarter 1997 and
44.8 percent for the nine months ended September 30, 1997, primarily due to increased revenues from the sale of frequent flyer credits to participating partners in the Rapid Rewards program.

      Operating expenses per ASM decreased 2.1 percent and 1.2 percent for the three months and nine months ended September 30, 1997, respectively, primarily due to lower jet fuel prices; lower aircraft engine repair costs; lower advertising spending; and favorable results from numerous Companywide cost reduction efforts.


                           Southwest Airlines Co.
                  Consolidated Operating Expenses per ASM
                     (in cents except percent change)

                                            Three months ended
                                               September 30,
                                                         Increase   Percent
                                      1997       1996   (decrease)   change
Salaries, wages, and benefits         2.23       2.17      .06        2.8
Profitsharing and Employee
  savings plans                        .32        .26      .06       23.1
Fuel and oil                          1.04       1.20     (.16)     (13.3)
Maintenance materials
  and repairs                          .63        .68     (.05)      (7.4)
Agency commissions                     .35        .35       -          -
Aircraft rentals                       .44        .46     (.02)      (4.3)
Landing fees and other rentals         .45        .47     (.02)      (4.3)
Depreciation                           .43        .44     (.01)      (2.3)
Other operating expenses              1.47       1.49     (.02)      (1.3)

     Total                            7.36       7.52     (.16)      (2.1)



                                           Nine months ended
                                             September 30,
                                                         Increase    Percent
                                      1997     1996     (decrease)   change
Salaries, wages, and benefits         2.25     2.22       .03         1.4
Profitsharing and Employee
  savings plans                        .30      .26       .04         15.4
Fuel and oil                          1.12     1.14      (.02)        (1.8)
Maintenance materials
  and repairs                          .56      .66      (.10)       (15.2)
Agency commissions                     .36      .35       .01          2.9
Aircraft rentals                       .46      .46         -          -
Landing fees and other rentals         .46      .46         -          -
Depreciation                           .44      .45      (.01)        (2.2)
Other operating expenses              1.46     1.50      (.04)        (2.7)

     Total                            7.41     7.50      (.09)        (1.2)

      Salaries, wages, and benefits per ASM increased 2.8 percent and 1.4 percent for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of the prior year, primarily due to increased health care costs.

      The Company's flight attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which
became  amendable  May  31,  1996.   Southwest  is  currently  in
negotiations with TWU to amend the contract.

      Profitsharing and Employee savings plans expense per ASM increased 23.1 percent and 15.4 percent for the three and nine months ended September 30, 1997 as compared to the same periods of the prior year due to higher earnings available for profitsharing in 1997.

      Fuel and oil expense per ASM decreased 13.3 percent and 1.8 percent in third quarter 1997 and the nine month period then ended due to lower jet fuel prices. The average price paid for jet fuel in the three and nine month periods ended September 30, 1997 was $.5841 and $.6318 per gallon, respectively, compared to $.6615 and $.6279 for the corresponding periods in 1996. Since the end of third quarter 1997, fuel prices have averaged approximately $.61 per gallon.

      Maintenance materials and repairs per ASM decreased 7.4 percent and 15.2 percent for the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods of 1996, primarily as a result of lower engine overhaul costs.

      On August 1, 1997, the Company signed a ten year engine maintenance contract with General Electric Engine Services, Inc. (General Electric). Under the terms of the contract, Southwest will pay General Electric a rate per flight hour in exchange for General Electric performing substantially all engine maintenance for the CFM56-3 engines on the 737-300 and 737-500 aircraft.

      Agency commissions per ASM remained unchanged for the third quarter 1997 and increased 2.9 percent for the nine months ended September 30, 1997. The increase in the nine months ended September 30, 1997 is primarily due to an increase in operating revenue yield per ASM.

     Aircraft rentals per ASM decreased 4.3 percent for the third quarter 1997 and remained unchanged for the nine months ended September 30, 1997, compared to the corresponding periods of 1996. The decrease in third quarter 1997 is primarily due to a lower percentage of the aircraft fleet being leased.

     Landing fees and other rentals per ASM decreased 4.3 percent for the three month period ended September 30, 1997, and remained unchanged for the nine month period ended September 30, 1997 compared to the corresponding periods of 1996. The third quarter 1997 decrease is primarily due to a 4.4 percent increase in the average aircraft trip distance compared to third quarter 1996.

     Depreciation expense per ASM decreased 2.3 percent for third quarter 1997 and 2.2 percent for the nine months ended September
30, 1997 as compared to the same periods of 1996 due to a higher mix of longer-lived depreciable assets.

      Other operating expenses per ASM decreased 1.3 percent  and
2.7 percent for the three and nine month periods ended September 30, 1997, respectively. These decreases were primarily due to lower advertising spending, lower insurance rates, lower passenger costs, and favorable results from numerous Companywide cost reduction efforts.

      The Company is in the process of converting its computer systems to be Year 2000 compliant. The conversion is expected to be completed by the end of 1998 at a total cost of approximately
$10  to  $15  million  ($3.5 million in 1997).   The  Company  is
expensing  costs  attributable  to  Year  2000  compliance.   The
Company is in the process of assessing Year 2000 compliance by significant vendors. This assessment is incomplete, but management is not aware of any Year 2000 issues that would materially adversely affect operations or results thereof.

     Other expenses (income) for the three months and nine months ended September 30, 1997 included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased for the three and nine months ended September 30, 1997 as compared to same periods in 1996 due to the February 1997 issuance of $100 million of senior unsecured 7 3/8 percent Debentures due March 1, 2027. Capitalized interest increased in third quarter 1997 and decreased for the nine month period ended September 30, 1997 as a result of the timing of payments related to aircraft purchase contracts. Interest income increased for the three and nine months ended September 30, 1997 due to higher invested cash balances.


Material Changes in Financial Condition

     Net cash provided by operating activities was $126.8 million for the three months ended September 30, 1997. During the twelve months ended September 30, 1997, cash of $610.2 million was provided from operations. This cash was primarily used to finance aircraft-related expenditures and provide working capital.

      For the twelve months ended September 30, 1997, net capital expenditures were $759.7 million, which were primarily for the purchase of 20 new 737-300 aircraft and progress payments for future aircraft deliveries.

     As of September 30, 1997, the Company had authority from its
Board  of  Directors to purchase up to 2,500,000  shares  of  its
Common  Stock  from time to time on the open market.   No  shares
have been purchased since 1990.

      The Company's contractual commitments at September 30, 1997 consist primarily of scheduled aircraft acquisitions. Four 737-700s are scheduled for delivery in 1997, 21 in 1998, 18 in 1999, 15 in 2000, and 12 in 2001. In addition, the Company has options to purchase up to sixty-seven 737-700s during 1998-2004. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments is approximately $1,675.6 million at September 30, 1997 due as follows: $73.1 million in 1997; $532.7 million in 1998; $547.4 million in 1999; $318.1 million in 2000; and $204.3 million in 2001.

      Boeing Commercial Airplane Group has announced that there will be delayed deliveries of some commercial aircraft in the near term. These delays are expected to cause the Company's current aircraft delivery schedule for the next twelve months to slip by approximately one month. Management does not expect a significant impact on operation results as a result of these delays.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 1997 of $554.1 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at September 30, 1997). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $414.4 million public debt securities which it currently intends to substantially utilize for aircraft financings during the remainder of 1997, 1998, and 1999.


                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

                 The Company received a statutory notice of deficiency from the Internal Revenue Service (the "IRS") in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the results of operations of the Company. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation and the actions of the IRS, judges and juries.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (11.1)    Computation of Earnings Per Share
                 (27)    Financial Data Schedule

          b)   Reports on Form 8-K
               None


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.



November 13, 1997                 /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)




                        INDEX TO EXHIBITS


Exhibit
Number                      Exhibit


(11.1)              Computation of Earnings Per Share

(27)                Financial Data Schedule