Form 10-K
period 1997-12-31
SOUTHWEST AIRLINES CO
filed 1998-03-19
CIK 92380

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997 or

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

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Aggregate market value of Common Stock held by nonaffiliates as of March 2, 1998:

                                 $6,365,558,997

      Number of shares of Common Stock outstanding as of the close of business on March 2, 1998:

                               222,627,708 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for Annual Meeting of
        Shareholders, May 21, 1998:                     PART III



================================================================================

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

     Southwest Airlines Co. (Southwest) is a major domestic airline that provides primarily shorthaul, high frequency, point-to-point, low fare service. Southwest was incorporated in Texas and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

     At yearend 1997, Southwest operated 261 Boeing 737 aircraft and provided service to 52 airports in 51 cities in 25 states throughout the United States. Southwest commenced service to Jackson, Mississippi in August 1997.

     On December 31, 1993, Southwest acquired Morris Air Corporation (Morris) in a stock-for-stock exchange, issuing approximately 3.6 million shares (not adjusted for subsequent stock split) of Southwest Common Stock in exchange for all of the outstanding shares of Morris. During 1994, the operations of Morris were substantially integrated with those of Southwest, and Morris ceased service as a certificated air carrier in March 1995. Unless the context requires otherwise, references in this annual report to the "Company" include Southwest and Morris.

     The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31).

FUEL

     The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon (excluding taxes) for scheduled carrier service over the past five years was as follows:

                        1993                    $.59
                        1994                    $.54
                        1995                    $.55
                        1996                    $.65
                        1997                    $.62

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

REGULATION

     Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997, (commonly known as the "Wright Amendment"), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states." Southwest does not interline or offer joint fares with any other air carrier at Love Field. The Wright Amendment does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field to points beyond Texas and the four contiguous states.

     The Department of Transportation (DOT) has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of authorization, which does not confer either exclusive or proprietary rights. The Company's certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Wright Amendment, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with any provisions of subchapter IV of the Federal Aviation Act of 1958, or any order, rule or regulation issued thereunder or any term, condition or limitation of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and has been given a reasonable time to effect compliance.

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

     The Company's fleet, as of December 31, 1997, consisted of 42 Stage 2 aircraft and 219 Stage 3 aircraft, yielding a Stage 3 percentage of over 80 percent. Accordingly, the Company exceeds the Stage 3 fleet percentage requirement for the December 31, 1998 interim compliance date.

     As of December 31, 1997, of the 42 Stage 2 aircraft operated by the Company, 24 are leased from third parties and 18 are owned by the Company. Because the Company already complies with the

December 31, 1998 interim compliance requirement of a 75 percent Stage 3 fleet, the Company could operate its 42 remaining Stage 2 aircraft until December 31, 1999. Based upon the Company's current schedule for delivery of new Stage 3 aircraft, including options, and the Company's planned retirement schedule for Stage 2 aircraft, assuming no hushkitting, the Company will achieve 85 percent compliance by July 1, 1999; however, the Company currently intends to hushkit at least 20 aircraft. This would qualify the Company to apply for a waiver from the final compliance date, which, if obtained, could permit the Company to continue operation of the then remaining Stage 2 aircraft until, at the latest, December 31, 2003.

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

MARKETING AND COMPETITION

      Southwest focuses principally on point-to-point, rather than hub and spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1997 was 425 miles with an average duration of approximately one hour. At yearend, Southwest served 229 one-way nonstop city pairs.

     Southwest's point-to-point route system, as compared to hub and spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 80 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore, Burbank, Oakland, San Jose, Providence, and Ft. Lauderdale airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, approximately 20 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required.

     Southwest does not interline with other domestic jet airlines, nor have any commuter feeder relationships. However, in late 1996, the Company entered into a marketing relationship with Icelandair, pursuant to which Icelandair may offer travel to Customers traveling between Chicago, Cleveland, Louisville or Providence and various foreign Icelandair destinations, via Baltimore. Southwest provides the domestic portion of the travel on its regularly scheduled service.

     Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

     In May 1994, the computer reservations systems (CRSs) owned by United Airlines (Apollo) and Continental Airlines (System One) disabled automated ticketing for Southwest travel. Rather than pay the new fees associated with CRS participation in Apollo and System One, Southwest took the following actions:
Southwest introduced a Ticketless travel option, available system-wide in January 31, 1995, eliminating the need to print a paper ticket altogether, and improved access to Ticket By Mail for direct Customers by reducing the time limit from seven days out from the date of travel to three days. Southwest also entered into a new arrangement with SABRE, the CRS in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet's World Wide Web at http://www.southwest.com. At December 31, 1997, approximately 60 percent of Southwest's Customers were choosing the Ticketless travel option.

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

INSURANCE

     The Company carries insurance of types customary in the airline industry and at amounts deemed adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers' compensation.

FREQUENT FLYER AWARDS

     Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after flying eight roundtrips (or 16 one-way trips) on Southwest within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted after flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

     The trips flown as credit towards a free travel award are valid for twelve months only; the free travel awards are automatically generated when earned by the Customer rather than allowing the Customer to bank the trip credits indefinitely; and the free travel awards are valid for one year with an automatic expiration date. Based on the issuance of free travel awards to qualified members, coupled with the foregoing program characteristics and the use of "black out" dates for the free travel awards during peak holiday periods, the financial impact of free travel awards used on the Company's consolidated financial statements has not been material. Free travel awards redeemed were approximately 782,000, 494,000, and 435,000 during 1997, 1996, and 1995, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 3.1 percent in 1997, 2.0 percent in 1996, and 1.9 percent in 1995.

     The Company accounts for free travel awards using the incremental cost method, consistent with the other major airlines. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost to provide free transportation is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. The estimated incremental costs include passenger costs such as beverage and snack supplies, baggage claims, baggage handling, and liability insurance; operations costs such as security services, airport rentals, fuel, oil, and into-plane charges; and reservations costs, such as communications and system operations fees. The liability for free travel awards earned but not used at December 31, 1997 and 1996 was not material.

     The number of Award Tickets for Southwest outstanding at December 31, 1997 and 1996 was approximately 485,000 and 399,000, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equate to approximately 60-70 percent of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately 15 percent of all Award Tickets have expired without being used.

     The number of Companion Passes for Southwest outstanding at December 31, 1997 and 1996 was approximately 20,000 and 30,000, respectively. The Company currently estimates that three to four trips will be redeemed per outstanding Companion Pass.

EMPLOYEES

     At December 31, 1997, Southwest had 23,974 active employees, consisting of 6,459 flight, 1,116 maintenance, 13,723 ground customer service and 2,676 management, accounting, marketing, and clerical personnel.

     Southwest has ten collective bargaining agreements covering approximately 84 percent of its employees. Southwest's Customer service and Reservation employees are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which became amendable in November 1997 and is currently in negotiations. Flight attendants are subject to an agreement with the Transportation Workers Union of America, AFL-CIO (TWU), which becomes amendable May 31, 2002. Fleet service employees are subject to an agreement with the TWU which becomes amendable in December 1999. The pilots are subject to an agreement with the Southwest Airlines Pilots' Association (SWAPA), which becomes amendable in September 1999 (described below). Flight dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which became amendable in November 1997 and is currently in negotiations. Aircraft cleaners and stock clerks; mechanics, flight simulator technicians and flight crew training instructors are represented by the International Brotherhood of Teamsters pursuant to separate agreements which become amendable in August 2000, August 2001, October 2000 and December 2000, respectively. The flight/ground school instructors are subject to an agreement with the Southwest Airlines Professional Instructors Association, which becomes amendable in December 2000.

     In January 1995, Southwest's pilots ratified a ten-year labor contract that calls for no wage increases in the first five years and three percent annual wage increases in three of the last five years of the contract. Initially, the pilots received options to purchase approximately 21.8 million shares of Southwest common stock at $13.33 per share over the term of the contract. Pilots hired subsequently receive additional grants at a five percent premium over the then current fair market value. Up to 27,000,000 shares ultimately can be issued under the stock option plan. Pilots are eligible for profitability bonuses of up to three percent of compensation in three of the first five years and profitability-based pay increases up to three percent in two of the second five years of the contract. The pilot group may choose to reopen the contract after five years, in which event all unexercised options will terminate on December 1, 1999.

ITEM 2. PROPERTIES

AIRCRAFT

     Southwest operated a total of 261 Boeing 737 aircraft as of December 31, 1997, of which 106 and 13 were under operating and capital leases, respectively. The remaining 142 aircraft were owned.

     Southwest is the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 Aircraft was delivered in December 1997 and entered revenue service in January 1998.

     In total, at December 31, 1997, the Company had 126 firm orders to purchase Boeing 737 Aircraft as follows:

        Type        Seats   1998   1999   2000   2001   2002   2003   2004
        ----        -----   ----   ----   ----   ----   ----   ----   ----
        737-700       137     22     25     23     21     21      8      6

     The Company also has 62 options for deliveries in 2003 through 2006.

     The average age of the Company's fleet at December 31, 1997 was 8.3 years.

     The Company has an agreement with CFM International, Inc. (CFM) (a joint company of SNECMA (France) and General Electric Company) dated May 28, 1981, as amended, for the supply of spare engines for its Boeing 737-300, -500, and -700 aircraft. CFM also supplies the engines to The Boeing Company for original installation on such aircraft. CFM is the sole manufacturer of engines for use on the Boeing 737-300, -500, and -700 aircraft.

GROUND FACILITIES AND SERVICES

     Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field which houses five 737 simulators, and its corporate headquarters also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1997, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company received a statutory notice of deficiency from the Internal Revenue Service (the "IRS") in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial condition or results of operations of the Company. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation and the actions of the IRS, judges, and juries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Southwest, their positions, and their respective ages (as of March 1, 1998) are as follows:

                                                                                               OFFICER
                                                                                             CONTINUOUSLY
        NAME                            POSITION                                AGE             SINCE
        ----                            --------                                ---          ------------
Herbert D. Kelleher             Chairman of the Board, President,               66             1967
                                 and Chief Executive Officer

Colleen C. Barrett              Executive Vice President-Customers              53             1978
                                 and Corporate Secretary

Gary A. Barron                  Executive Vice President,                       53             1978
                                 Chief Operations Officer

John G. Denison                 Executive Vice President-                       53             1986
                                 Corporate Services

Gary C. Kelly                   Vice President-Finance,                         42             1986
                                 Chief Financial Officer

James F. Parker                 Vice President-General Counsel                  51             1986

Ron Ricks                       Vice President-Governmental Affairs             48             1986

Joyce C. Rogge                  Vice President - Advertising and Promotions     40             1994

James C. Wimberly               Vice President-Ground Operations                45             1985


     Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Due to a clerical error, Colleen C. Barrett, Executive Vice President - Customers and Corporate Secretary filed a Form 4, reporting an exercise of employee stock options, which was one week late.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

     PERIOD                     DIVIDEND       HIGH       LOW
     ------                     --------       ----       ---
        1997
                1st Quarter     $.00770       $16.67     $14.17
                2nd Quarter      .00770        18.67      14.33
                3rd Quarter      .00770        22.13      17.33
                4th Quarter      .01000        26.25      18.83

        1996
                1st Quarter     $.00733       $22.00     $14.75
                2nd Quarter      .00733        22.17      17.17
                3rd Quarter      .00733        19.33      14.25
                4th Quarter      .00733        17.33      13.75

        As of March 2, 1998, there were 9,141 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

        During 1997, Herbert D. Kelleher, President and Chief Executive Officer, exercised unregistered options to purchase Southwest Common Stock as follows (the numbers have not been adjusted for the subsequent stock split):


    Number of Shares Purchased                Exercise Price                     Date of Exercise
    --------------------------                --------------                     ----------------
              123,750                              $1.00                             01/14/97
               33,750                              4.889                             01/14/97

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

ITEM 6.  SELECTED FINANCIAL DATA

        The following financial information for each of the five years ended December 31, 1997 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                   1997            1996            1995            1994            1993
                                                -----------     -----------     -----------     -----------     -----------
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues .......................   $ 3,816,821     $ 3,406,170     $ 2,872,751     $ 2,591,933     $ 2,296,673
   Operating expenses .......................     3,292,585       3,055,335       2,559,220       2,275,224       2,004,700
                                                -----------     -----------     -----------     -----------     -----------
   Operating income .........................       524,236         350,835         313,531         316,709         291,973
   Other expenses, net ......................         7,280           9,473           8,391          17,186          32,336
                                                -----------     -----------     -----------     -----------     -----------
   Income before income taxes and cumula-
      tive effect of accounting changes .....       516,956         341,362         305,140         299,523         259,637
   Provision for income taxes ...............       199,184         134,025         122,514         120,192         105,353
                                                -----------     -----------     -----------     -----------     -----------
   Income before cumulative effect of
             accounting changes .............       317,772         207,337         182,626         179,331         154,284
   Cumulative effect of accounting changes               --              --              --              --          15,259 (2)
                                                -----------     -----------     -----------     -----------     -----------
   Net income ...............................   $   317,772     $   207,337     $   182,626     $   179,331     $   169,543
                                                ===========     ===========     ===========     ===========     ===========

   Net income per share, basic(1) ...........   $      1.45     $       .95     $       .85     $       .84     $       .72 (3)
   Net income per share, diluted(1) .........   $      1.40     $       .92     $       .82     $       .82     $       .70 (3)
   Cash dividends per common share(1) .......   $     .0331     $    .02932     $    .02667     $    .02667     $    .02578
   Total assets at period-end ...............   $ 4,246,160     $ 3,723,479     $ 3,256,122     $ 2,823,071     $ 2,576,037
   Long-term obligations at period-end ......   $   628,106     $   650,226     $   661,010     $   583,071     $   639,136
   Stockholders' equity at period-end .......   $ 2,009,018     $ 1,648,312     $ 1,427,318     $ 1,238,706     $ 1,054,019
OPERATING DATA:
   Revenue passengers carried ...............    50,399,960      49,621,504      44,785,573      42,742,602 (5)  36,955,221 (5)
   Revenue passenger miles (RPMs) (000s) ....    28,355,169      27,083,483      23,327,804      21,611,266      18,827,288
   Available seat miles (ASMs) (000s) .......    44,487,496      40,727,495      36,180,001      32,123,974      27,511,000
   Load factor ..............................          63.7%           66.5%           64.5%           67.3%           68.4%
   Average length of passenger haul (miles)..           563             546             521             506             509
   Trips flown ..............................       786,288         748,634         685,524         624,476         546,297
   Average passenger fare ...................   $     72.21     $     65.88     $     61.64     $     58.44     $     59.97
   Passenger revenue yield per RPM ..........         12.84 c.        12.07 c.        11.83 c.        11.56 c.        11.77 c.
   Operating revenue yield per ASM ..........          8.58 c.         8.36 c.         7.94 c.         8.07 c.         8.35 c.
   Operating expenses per ASM ...............          7.40 c.         7.50 c.         7.07 c.         7.08 c.         7.25 c.(6)
   Fuel cost per gallon (average) ...........         62.46 c.        65.47 c.        55.22 c.        53.92 c.        59.15 c.
   Number of employees at year end ..........        23,974          22,944          19,933          16,818          15,175
   Size of fleet at year end (4) ............           261             243             224             199             178


------------------
(1) On September 25, 1997 the Company's Board of Directors declared a three-for-two stock split on the Company's Common Stock, distributed on November 26, 1997. Except as specifically noted elsewhere, all share and per share data in this annual report have been restated to give effect to the stock split. Net income per share data has been restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

(2) Includes the net cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions.

(3) Before cumulative effect of accounting change.

(4) Includes leased aircraft.

(5) Includes certain estimates for Morris.

(6) Excludes merger expenses of $10.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR IN REVIEW

In 1997, Southwest posted a record annual profit for the sixth consecutive year and a profit for the 25th consecutive year. Net income for 1997 benefited from record passenger revenue yields and continued cost control, widening our industry-leading cost advantage.

At the end of 1997, Southwest served 51 cities in 25 states. We added service to Jacksonville, Florida and Jackson, Mississippi in 1997 and have been very pleased with the results, thus far. We also expanded our existing service to certain cities in 1997, especially Nashville, Providence, and our Florida markets. Plans for 1998 include the addition of 14 more aircraft, net, and service to two new cities. We will continue to add additional flights to cities we already serve. Any further expansion in 1998 will be dependent upon additional aircraft availability.

We were the launch customer for the new Boeing 737-700 aircraft, taking our first delivery in December 1997. The -700 is expected to contribute to our low cost advantage as it is more fuel efficient, less maintenance intensive, and has a lower capital outlay than the -300. We added 18 new Boeing 737s to our fleet in 1997: 15 -300s and three -700s. In 1998, we are currently scheduled to receive 22 -700s and retire eight older -200s (three in first quarter 1998; one in second quarter 1998; and four in fourth quarter 1998). We currently are interested in adding more 737 aircraft in 1998 if we can find aircraft at reasonable prices.

At the present time, Boeing is experiencing production delays related to the 737 production line. Thus far, these delays have not had a significant impact on our operations as we were able to defer the retirement of some older -200s and have earned cash penalty payments from Boeing. Boeing currently expects delays to continue in 1998, which temporarily delays our expansion. Boeing will continue to compensate Southwest for these production delays.

In August 1997, the Taxpayer Relief Act of 1997 was enacted, which included, among other things, a revision of the then current ten percent federal excise tax on domestic tickets. Effective October 1, 1997, through September 30, 1998, the tax rate was reduced to nine percent of the amount paid for transportation beginning on or after October 1, 1997, and a new $1.00 flight segment tax was imposed. From October 1, 1998 to September 30, 1999, the tax rate will decrease to eight percent and the segment tax will increase to $2.00. Beginning October 1, 1999, the tax rate will change to 7.5 percent of the ticket price. The segment tax will increase to $2.25 from October 1, 1999 to December 31, 1999; $2.50 during 2000; $2.75 during 2001; and $3.00 per segment during 2002. Thereafter, the $3.00 segment tax will be indexed to changes in the Consumer Price Index (CPI). The legislation also included a new tax on the sale of frequent flier miles, raised the international departure fee, and instituted a new international arrival fee.

Management estimates these changes may increase Southwest's tax burden by roughly $30 million in 1998 as the effect of the new tax is to shift an increasing portion of the excise tax burden to low fare, shorthaul carriers such as Southwest. Effective October 1, 1997, the Company raised fares to offset the increased excise taxes. While the fare increases mitigated the additional tax burden in fourth quarter 1997, management cannot accurately predict the future effects of tax or fare increases. (This paragraph contains forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, regulations implementing the tax, competitors' responses to the tax, and the ability to pass through the tax in the form of fare increases.)

On October 27, 1997, the International Air Transportation Competition Act of 1979 was amended to allow scheduled service from Dallas Love Field to Alabama, Mississippi, and Kansas. The Company now offers scheduled service from Dallas Love Field to Jackson via connecting flights through Houston and service from Dallas Love Field to Birmingham via connecting flights through New Orleans and Houston. No additional flights have been added, thus far, from Dallas Love Field to Alabama, Mississippi, or Kansas.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996 The Company's consolidated net income for 1997 was $317.8 million ($1.40 per share, diluted), as compared to the corresponding 1996 amount of $207.3 million ($.92 per share, diluted), an increase of 53.3 percent. The prior years' earnings per share amounts have been restated for the 1997 three-for-two stock split (see Note 6 to the Consolidated Financial Statements).

OPERATING REVENUES Consolidated operating revenues increased by 12.1 percent in 1997 to $3,816.8 million, compared to $3,406.2 million for 1996. This increase in 1997 operating revenues was derived primarily from an 11.3 percent increase in passenger revenues as a result of a 4.7 percent increase in revenue passenger miles (RPMs) and a 6.4 percent increase in passenger revenue yield per RPM. Southwest's passenger revenues benefited from a strong U.S. economy, strong demand for air travel, increased fares, and a favorable mix of higher yielding fares.

The 4.7 percent increase in RPMs in 1997, coupled with a 9.2 percent increase in available seat miles (ASMs), resulted in a decrease in load factor from 66.5 percent in 1996 to 63.7 percent in 1997. The decrease in load factor was primarily the result of less promotional fare activity in 1997. The 1997 ASM growth resulted from the addition of 18 aircraft during the year.

The January 1998 load factor decreased to 54.0 percent from 60.2 percent in January 1997 due to heavy promotional fare activities in the 1997 period. However, revenue yield per passenger mile continues to be strong in January 1998 despite difficult comparisons due to the lapse of the federal excise tax from January 1 to March 7, 1997. Comparisons in February and March will be more difficult due to fare increases in February 1997. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

Freight revenues in 1997 were $94.8 million, compared to $80.0 million in 1996. The 18.4 percent increase in freight revenues exceeded the 9.2 percent increase in ASMs for the same period primarily due to an increase in United States mail services and increased air freight volumes resulting, in part, from the United Parcel Service labor strike during third quarter 1997.

Other revenues increased by 45.6 percent in 1997 to $82.9 million, compared to $56.9 million in 1996. This increase is primarily due to the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program.

OPERATING EXPENSES Consolidated operating expenses for 1997 were $3,292.6 million, compared to $3,055.3 million in 1996, an increase of 7.8 percent, compared to the 9.2 percent increase in capacity. Operating expenses per ASM decreased 1.3 percent in 1997, compared to 1996, primarily due to lower jet fuel prices; lower aircraft engine repair costs; and favorable results from numerous Companywide cost reduction efforts.

Unit costs are expected to benefit in first quarter 1998, versus first quarter 1997, from lower jet fuel prices. Excluding jet fuel costs, operating expenses per ASM are expected to increase primarily due to higher maintenance costs as management believes first quarter 1998 maintenance unit costs will be higher than the same period in 1997 due to an unusually low number of aircraft engine overhauls performed in first quarter 1997. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

Operating expenses per ASM for 1997 and 1996 were as follows:

OPERATING EXPENSES PER ASM

                                                                          INCREASE    PERCENT
                                                    1997        1996     (DECREASE)    CHANGE
                                                    ----        ----     ----------    ------
Salaries, wages, and benefits ...............       2.26 c.     2.22 c.     .04 c.       1.8%
Employee profitsharing and savings plans ....        .30         .23         .07        30.4
Fuel and oil ................................       1.11        1.19        (.08)       (6.7)
Maintenance materials and repairs ...........        .58         .62        (.04)       (6.5)
Agency commissions ..........................        .35         .35          --          --
Aircraft rentals ............................        .45         .47        (.02)       (4.3)
Landing fees and other rentals ..............        .46         .46          --          --
Depreciation ................................        .44         .45        (.01)       (2.2)
Other .......................................       1.45        1.51        (.06)       (4.0)
                                                    ----        ----        ----        ----

TOTAL .......................................       7.40 c.     7.50 c.     (.10) c.    (1.3)%
                                                    ----        ----        ----        ----

Salaries, wages, and benefits per ASM increased 1.8 percent in 1997. This increase resulted primarily from a 2.4 percent increase in 1997 average salary and benefits cost per Employee, partially offset by slower growth in the number of Employees. The increase in average salary and benefits cost per Employee primarily is due to increased health care costs.

The Company's Flight Attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (TWU), which became amendable May 31, 1996. The Company reached an agreement with the TWU, which was ratified by its membership in December 1997. The new contract becomes amendable in May 2002.

The Company's Customer Service and Reservations Sales Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which became amendable in November 1997 and is currently under negotiation. Flight Dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which became amendable in November 1997 and is also currently under negotiation.

Profitsharing and Employee savings plans expense per ASM increased 30.4 percent in 1997, primarily due to higher earnings available for profitsharing.

Fuel and oil expenses per ASM decreased 6.7 percent in 1997, primarily due to a
4.6 percent decrease from 1996 in the average jet fuel cost per gallon, coupled with a slight decrease in the average fuel burn rate from 1996. The average price paid for jet fuel in 1997 was $.6246 compared to $.6547 in 1996. During fourth quarter 1997, the average cost per gallon decreased 17.5 percent to $.6040 compared to $.7323 in fourth quarter 1996. In January 1998, fuel prices averaged approximately $.53 per gallon.

Maintenance materials and repairs per ASM decreased 6.5 percent in 1997, compared to 1996, primarily as a result of lower engine overhaul costs in the first three quarters of 1997, when compared to the same periods in 1996.

On August 1, 1997, the Company signed a ten-year engine maintenance contract with General Electric Engine Services, Inc. (General Electric). Under the terms of the contract, Southwest will pay General Electric a rate per flight hour in exchange for General Electric performing substantially all engine maintenance for the CFM56-3 engines on the 737-300 and 737-500 aircraft. The Company has a similar agreement with General Electric with respect to the engines on the 737-700 aircraft. Maintenance on the Pratt & Whitney JT8-D engines on the 737-200 aircraft will continue to be performed by General Electric on a time and materials basis. By consolidating its engine repair work and committing to ten years, Southwest believes it will spend substantially less over the course of the contract versus what it would have spent absent this new agreement. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results; such uncertainties include the number of unscheduled engine removals, labor rates, and competition in the engine overhaul market.)

Agency commissions per ASM remained unchanged in 1997, when compared to 1996, as the mix of commissionable sales was relatively unchanged.

Aircraft rentals per ASM decreased 4.3 percent in 1997, compared to 1996, primarily due to a lower percentage of the aircraft fleet being leased.

Depreciation expense per ASM decreased 2.2 percent in 1997, compared to 1996, due to an increase in the average life of depreciable assets.

Other operating expenses per ASM decreased 4.0 percent in 1997, compared to 1996, primarily due to lower credit card processing costs, insurance rates, passenger costs, communications costs, and favorable results from numerous other Companywide cost reduction efforts.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased $4.2 million in 1997 primarily due to the February 1997 issuance of $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. Capitalized interest decreased $2.5 million in 1997 as a result of the timing of payments related to aircraft purchase contracts. Interest income for 1997 increased $10.8 million primarily due to higher invested cash balances.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased in 1997 to 38.5 percent from 39.3 percent in 1996. The decrease resulted from lower effective state tax rates, including a reduced California income tax rate.

1996 COMPARED WITH 1995 The Company's consolidated net income for 1996 was $207.3 million ($.92 per share, diluted), as compared to the corresponding 1995 amount of $182.6 million ($.82 per share, diluted), an increase of 13.5 percent.

OPERATING REVENUES Consolidated operating revenues increased by 18.6 percent in 1996 to $3,406.2 million, compared to $2,872.8 million for 1995. This increase in 1996 operating revenues was derived primarily from an 18.4 percent increase in passenger revenues. RPMs increased 16.1 percent in 1996, compared to a 12.6 percent increase in ASMs, resulting in an increase in load factor from 64.5 percent in 1995 to 66.5 percent in 1996. The 1996 ASM growth resulted from the net addition of 19 aircraft during the year: 22 additions and three retirements.

In December 1995, because of the impasse in the federal budget, Congress allowed the ten percent federal excise tax to lapse. This benefited Southwest's revenues until late August 1996 when Congress reimposed the tax through December 31, 1996. The reimposition of the excise tax negatively impacted revenue trends in third and fourth quarters 1996, as compared to revenue trends in the first half of 1996.

In celebration of the Company's 25th Anniversary, Southwest launched a fare sale in July 1996 for travel between August 19 and October 31, 1996. The sale was extremely popular and resulted in record advance bookings, with more than four and a half million seats sold. Although July and early August load factors and revenues were negatively impacted by telephone line congestion experienced during the sale, revenues for September and October 1996 were positively impacted with very heavy passenger volumes.

Freight revenues in 1996 were $80.0 million, compared to $65.8 million in 1995. The 21.5 percent increase in freight revenues exceeded the 12.6 percent increase in ASMs for the same period primarily due to increased air freight volumes and United States mail services.

Other revenues increased by 23.3 percent in 1996 to $56.9 million, compared to $46.2 million in 1995. This increase primarily was due to increased charter revenue.

OPERATING EXPENSES Consolidated operating expenses for 1996 were $3,055.3 million, compared to $2,559.2 million in 1995, an increase of 19.4 percent, compared to the 12.6 percent increase in capacity. Operating expenses per ASM increased 6.1 percent in 1996 compared to 1995, primarily due to significantly higher jet fuel prices along with a 4.3 cent per gallon federal jet fuel tax implemented October 1, 1995. Excluding jet fuel costs and related taxes, operating expenses per ASM were up 3.1 percent in 1996 compared to 1995.

Salaries, wages, and benefits per ASM increased 2.3 percent in 1996. This increase resulted primarily from a 16.2 percent increase in 1996 average headcount, which outpaced the 1996 capacity (ASM) increase of 12.6 percent, and offset a .8 percent decrease in average salary and benefits cost per Employee. The 16.2 percent increase in average headcount primarily was the result of a
24.3 percent increase in Reservations Sales Agents in 1996. Excluding Reservations Sales Agents, total average headcount increased 13.1 percent, in line with capacity.

Fuel and oil expenses per ASM increased 17.8 percent in 1996, primarily due to an 18.6 percent increase in the average jet fuel cost per gallon from 1995. The average price paid for jet fuel in 1996 was $.6547 compared to $.5522 in 1995. During fourth quarter 1996, the average cost per gallon increased 25.0 percent to $.7323 compared to $.5859 in fourth quarter 1995.

Maintenance materials and repairs per ASM increased 3.3 percent in 1996, compared to 1995, primarily as a result of increased scheduled airframe inspections during 1996.

Agency commissions per ASM increased 2.9 percent in 1996, compared to 1995, which was slightly slower than the 5.2 percent increase in passenger revenues per ASM.

Landing fees and other rentals per ASM increased 4.5 percent in 1996, compared to 1995, which included an airport credit of $4.9 million.

Depreciation expense per ASM increased 4.7 percent in 1996, compared to 1995, due to an increase in the percentage of owned aircraft.

Other operating expenses per ASM increased 9.4 percent in 1996, compared to 1995. This increase was primarily due to increased advertising costs resulting from the expansion into Florida and Providence, Rhode Island, as well as a new advertising campaign; the 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations, which became effective October 1, 1995; and increased airport security costs. The additional fuel tax increased 1996 and 1995 "other operating expenses" by $32.7 million and $7.4 million, respectively.

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

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased in 1996 to 39.3 percent from 40.2 percent in 1995. The decrease primarily was the result of lower effective state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $610.6 million in 1997, compared to $615.2 million in 1996. (Operating cash flows in 1996 were inflated by $79.4 million due to a one-time deferral allowed by the federal government for payment of excise taxes. On a pro forma basis, operating cash flows would have been $690.0 million in 1997 versus $535.8 million in 1996.)

During 1997, additional funds of $98.8 million were generated from the February issuance of $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. These proceeds primarily were used to finance aircraft-related capital expenditures and to provide working capital.

During 1997, capital expenditures of $688.9 million primarily were for the purchase of 15 new 737-300 aircraft and three new 737-700 aircraft along with progress payments for future aircraft deliveries. At December 31, 1997, capital commitments of the Company primarily consisted of scheduled aircraft acquisitions and related flight equipment.

As of December 31, 1997, Southwest had 126 new 737-700s on firm order, including 22 to be delivered in 1998, with options to purchase another 62. Aggregate funding required for firm commitments approximated $3,109.8 million through the year 2004, of which $565.7 million related to 1998. See Note 2 to the Consolidated Financial Statements for further information.

As of December 31, 1997, the Company had authority from its Board of Directors to purchase up to 2,500,000 shares of its common stock from time to time on the open market. No shares have been purchased since 1990.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1997, of $623.3 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at December 31, 1997). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $414.4 million of public debt securities, which it currently intends to utilize for aircraft financings in 1998 and 1999.

MARKET RISK

In 1997, the Securities and Exchange Commission issued new rules (Item 305 of Regulation S-K), which require disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, Southwest currently has market risk sensitive instruments related to jet fuel prices and interest rates.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel consumed in 1997 represented approximately 15.0 percent of

Southwest's operating expenses. Southwest endeavors to acquire jet fuel at the lowest prevailing prices possible.

The Company hedges its exposure to jet fuel price market risk only on a conservative, limited basis. The fair value of outstanding derivative commodity instruments (primarily purchased crude oil call options) related to the Company's jet fuel price market risk during 1997 and at December 31, 1997 was immaterial. For further discussion, see Note 1 to the Consolidated Financial Statements.

Airline operators are also inherently capital intensive, as the vast majority of the Company's assets are aircraft, which are long lived. The Company's strategy is to capitalize itself conservatively and grow capacity steadily and profitably. While Southwest does use financial leverage, it has maintained a strong balance sheet and "A-" or equivalent credit ratings on its senior unsecured debt with three rating agencies (Standard & Poor's, Moody's, and Duff & Phelps).

As disclosed in Note 4 to the Consolidated Financial Statements, the Company has outstanding unsecured debt of $600 million at December 31, 1997, of which only $500 million is long-term. This long-term debt represents only 14.5 percent of total noncurrent assets at December 31, 1997. The Company has an average maturity of 11 years for the long-term debt at fixed rates averaging 7.8 percent, which is below average rates prevailing over the last ten years.

At December 31, 1997, the Company operated 119 aircraft under operating and capital leases at rates that are substantially fixed. As defined in Item 305, leases are not market risk sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 5 to the Consolidated Financial Statements.

The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed and the financial leverage is modest. Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $623 million at December 31, 1997. The Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 1997, is low, as the investments mature within three months. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

INTEREST RATE SENSITIVITY A ten percent change in market interest rates over the next year would not impact the Company's earnings or cash flow as the interest rates on the Company's long-term debt are fixed and its cash investments are short-term. A ten percent change in market interest rates would not have a material effect on the fair value of the Company's publicly traded long-term debt or its short-term cash investments.

IMPACT OF THE YEAR 2000

Based on a recently completed assessment, the Company has determined that it will be required to modify, upgrade, or replace significant portions of its internal software, including financial, reservations, maintenance, and human resources related software, so that its computer systems will properly utilize dates beyond December 31, 1999. As of December 31, 1997, the Company has commenced its year 2000 remediation program, has secured substantially all the required resources, and expects to substantially complete its internal year 2000 efforts by March 31, 1999. The Company believes that by completing the planned remediation program, the year 2000 issue will not adversely impact the Company's operations or operating results. However, if the program is not completed, or not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

In addition, the Company has contacted its critical suppliers and other entities to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While the Company has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities, including the Federal Aviation Administration, on which the Company relies, will be timely converted and will not have an adverse effect on the Company's systems or operations.

The Company has expensed $4.0 million of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at $15 million, which will be expensed as incurred. These amounts include only costs directly related to resolving the year 2000 issue. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP

Dallas, Texas
January 23, 1998

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                          1997           1996
                                                       ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents ......................     $  623,343     $  581,841
  Accounts receivable ............................         76,530         73,440
  Inventories of parts and supplies,
    at cost ......................................         52,376         51,094
  Deferred income taxes (Note 9) .................         18,843         11,560
  Prepaid expenses and other current
    assets .......................................         35,324         33,055
                                                       ----------     ----------
      Total current assets .......................        806,416        750,990

Property and equipment, at cost (Notes 2 and 5):
  Flight equipment ...............................      3,987,493      3,435,304
  Ground property and equipment ..................        601,957        523,958
  Deposits on flight equipment
    purchase contracts ...........................        221,874        198,366
                                                       ----------     ----------
                                                        4,811,324      4,157,628
  Less allowance for depreciation ................      1,375,631      1,188,405
                                                       ----------     ----------
                                                        3,435,693      2,969,223
Other assets .....................................          4,051          3,266
                                                       ----------     ----------
                                                       $4,246,160     $3,723,479
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................     $  160,891     $  214,232
  Accrued liabilities (Note 3) ...................        426,950        368,625
  Air traffic liability ..........................        153,341        158,098
  Current maturities of long-term
    debt (Note 4) ................................        121,324         12,327
  Other current liabilities ......................          6,007         12,122
                                                       ----------     ----------
      Total current liabilities ..................        868,513        765,404

Long-term debt less current
  maturities (Note 4) ............................        628,106        650,226
Deferred income taxes (Note 9) ...................        438,981        349,987
Deferred gains from sale and
  leaseback of aircraft ..........................        256,255        274,891
Other deferred liabilities .......................         45,287         34,659

Commitments and contingencies
  (Notes 2, 5, and 9)

Stockholders' equity (Notes 6 and 7):
  Common stock, $1.00 par value:
    680,000,000 shares authorized;
    221,207,083 and 145,112,090
    shares issued and
    outstanding in 1997 and
    1996, respectively ...........................        221,207        145,112
  Capital in excess of par value .................        155,696        181,650
  Retained earnings ..............................      1,632,115      1,321,550
                                                       ----------     ----------
     Total stockholders' equity ..................      2,009,018      1,648,312
                                                       ----------     ----------

                                                       $4,246,160     $3,723,479
                                                       ==========     ==========

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  YEARS ENDED DECEMBER 31,
                                         1997           1996           1995
                                      -----------    -----------    -----------
OPERATING REVENUES:
  Passenger .......................   $ 3,639,193    $ 3,269,238    $ 2,760,756
  Freight .........................        94,758         80,005         65,825
  Other ...........................        82,870         56,927         46,170
                                      -----------    -----------    -----------
     Total operating revenues .....     3,816,821      3,406,170      2,872,751
OPERATING EXPENSES:
  Salaries, wages, and
    benefits (Note 8) .............     1,136,542        999,719        867,984
  Fuel and oil ....................       494,952        484,673        365,670
  Maintenance materials and
    repairs .......................       256,501        253,521        217,259
  Agency commissions ..............       157,211        140,940        123,380
  Aircraft rentals ................       201,954        190,663        169,461
  Landing fees and other
    rentals .......................       203,845        187,600        160,322
  Depreciation ....................       195,568        183,470        156,771
  Other operating expenses ........       646,012        614,749        498,373
                                      -----------    -----------    -----------
     Total operating expenses .....     3,292,585      3,055,335      2,559,220
                                      -----------    -----------    -----------
OPERATING INCOME ..................       524,236        350,835        313,531
OTHER EXPENSES (INCOME):
  Interest expense ................        63,454         59,269         58,810
  Capitalized interest ............       (19,779)       (22,267)       (31,371)
  Interest income .................       (36,616)       (25,797)       (20,095)
  Nonoperating (gains) losses,
   net ............................           221         (1,732)         1,047
                                      -----------    -----------    -----------
     Total other expenses .........         7,280          9,473          8,391
                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ........       516,956        341,362        305,140
PROVISION FOR INCOME TAXES
  (NOTE 9) ........................       199,184        134,025        122,514
                                      -----------    -----------    -----------
NET INCOME ........................   $   317,772    $   207,337    $   182,626
                                      ===========    ===========    ===========

NET INCOME PER SHARE, BASIC
  (NOTES 6, 7, AND 10) ............   $      1.45    $       .95    $       .85
                                      ===========    ===========    ===========

NET INCOME PER SHARE, DILUTED
(NOTES 6, 7, AND 10) ..............   $      1.40    $       .92    $       .82
                                      ===========    ===========    ===========


SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                             CAPITAL
                                                            IN EXCESS
                                              COMMON           OF            RETAINED
                                              STOCK         PAR VALUE        EARNINGS         TOTAL
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1994 ...........   $    143,256    $    151,746    $    943,704    $  1,238,706

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ...........................            777           9,907              --          10,684
  Tax benefit of options exercised .....             --           1,051              --           1,051
  Cash dividends, $.02667 per share ....             --              --          (5,749)         (5,749)
  Net income - 1995 ....................             --              --         182,626         182,626
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1995 ...........        144,033         162,704       1,120,581       1,427,318

  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ...........................          1,079          14,513              --          15,592
  Tax benefit of options exercised .....             --           4,433              --           4,433
  Cash dividends, $.02932 per share ....             --              --          (6,368)         (6,368)
  Net income - 1996 ....................             --              --         207,337         207,337
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1996 ...........        145,112         181,650       1,321,550       1,648,312

  Three-for-two stock split (Note 6) ...         73,578         (73,578)             --              --
  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 7) ...........................          2,517          37,818              --          40,335
  Tax benefit of options exercised .....             --           9,806              --           9,806
  Cash dividends, $.0331 per share .....             --              --          (7,207)         (7,207)
  Net income - 1997 ....................             --              --         317,772         317,772
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1997 ...........   $    221,207    $    155,696    $  1,632,115    $  2,009,018
                                           ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                                       1997           1996           1995
                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ..............................     $ 317,772      $ 207,337      $ 182,626
       Adjustments to reconcile net income
         to net cash provided by operating
          activities:
          Depreciation .........................       195,568        183,470        156,771
          Deferred income taxes ................        81,711         67,253         48,147
          Amortization of deferred gains
             on sale and leaseback of
             aircraft ..........................       (15,414)       (18,263)       (24,286)
          Amortization of scheduled
           airframe overhauls ..................        20,540         20,539         17,337
          Changes in certain assets and
           liabilities:
             Accounts receivable ...............        (3,090)         6,341         (4,089)
             Other current assets ..............         6,243        (19,534)       (11,857)
             Accounts payable and
              accrued liabilities ..............         8,751        132,096         61,937
             Air traffic liability .............        (4,757)        26,942         25,017
             Other current liabilities .........        (4,204)         5,334          1,050
          Other ................................         7,468          3,713          3,789
                                                     ---------      ---------      ---------
                Net cash provided by
                 operating activities ..........       610,588        615,228        456,442

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment .....      (688,927)      (677,431)      (728,643)
                                                     ---------      ---------      ---------
                Net cash used in investing
                 activities ....................      (688,927)      (677,431)      (728,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of long-term debt ..............        98,764             --         98,811
       Proceeds from aircraft sale and
          leaseback transactions ...............            --        330,000        321,650
       Payment of long-term debt and capital
          lease obligations ....................       (12,665)       (12,695)       (10,379)
       Payment of cash dividends ...............        (6,593)        (6,216)        (5,749)
       Proceeds from Employee stock plans ......        40,335         15,592         10,693
                                                     ---------      ---------      ---------
                Net cash provided by
                  financing activities .........       119,841        326,681        415,026
                                                     ---------      ---------      ---------
    NET INCREASE IN CASH AND CASH
       EQUIVALENTS .............................        41,502        264,478        142,825
    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD ...............................       581,841        317,363        174,538
                                                     ---------      ---------      ---------

    CASH AND CASH EQUIVALENTS AT END OF
       PERIOD ..................................     $ 623,343      $ 581,841      $ 317,363
                                                     =========      =========      =========

    CASH PAYMENTS FOR:
     Interest, net of amount capitalized .......     $  42,372      $  36,640      $  25,277
     Income taxes ..............................       107,066         66,447         73,928

  SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


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

CASH AND CASH EQUIVALENTS Cash equivalents consist of certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions that are highly liquid and have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

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

AIRCRAFT AND ENGINE MAINTENANCE The cost of engine overhauls and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe overhaul costs are capitalized and amortized over the estimated period benefited, presently ten years. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

REVENUE RECOGNITION Passenger revenue is recognized when transportation is provided. Tickets sold but not yet used are included in "Air traffic liability," which includes estimates that are evaluated and adjusted periodically. Any adjustments resulting therefrom are included in results of operations for the periods in which the evaluations are completed.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel awards earned under its Rapid Rewards frequent flyer program. The Company also sells flight segment credits to companies participating in its Rapid Rewards frequent flyer program. The revenue from the sale of flight segment credits is recognized when the credits are sold.

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996, and 1995 was $112,961,000, $109,136,000, and $92,087,000, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations because, as discussed in Note 7, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

EARNINGS PER SHARE In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated and presented to conform to the SFAS 128 requirements.

DERIVATIVE FINANCIAL INSTRUMENTS The Company utilizes purchased crude oil call options and fixed price swap agreements to hedge a portion of its exposure to fuel price fluctuations. At December 31, 1997, 1996, and 1995, and during the years then ended, outstanding call options and swap agreements were immaterial.

The cost of purchased crude oil call options and gains and losses on fixed price swap agreements are deferred and expensed to fuel expense in the same month that the underlying fuel being hedged is used. Gains and losses resulting from hedging positions terminated or settled early are recorded to fuel expense in the month of termination or settlement. Gains and losses on hedging transactions have not been material.

Any such agreements expose the Company to credit loss in the event of nonperformance by the other parties to the agreements. The Company does not anticipate such nonperformance.

The Company does not hold or issue any financial instruments for trading purposes.

2. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Twenty-two 737-700 aircraft are scheduled for delivery in 1998, 25 in 1999, 23 in 2000, 21 in 2001, 21 in 2002, eight in 2003, and six in
2004. In addition, the Company has options to purchase up to 62 -700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the -700s scheduled subsequent to 1999. Aggregate funding needed for these commitments is approximately $3,109.8 million, subject to adjustments for inflation, due as follows: $565.7 million in 1998, $747.1 million in 1999, $574.1 million in 2000, $510.1 million in 2001, $434.5 million in 2002, $172.8 million in 2003, and $105.5 million in 2004.

3. ACCRUED LIABILITIES
(IN THOUSANDS)

                                                                   1997               1996
                                                                 --------           --------
Aircraft rentals .............................                   $123,669           $121,384
Employee profitsharing and savings plans
  (Note 8) ...................................                     92,857             61,286
Vacation pay .................................                     50,812             44,763
Other ........................................                    159,612            141,192
                                                                 --------           --------
                                                                 $426,950           $368,625
                                                                 ========           ========


4. LONG-TERM DEBT
(IN THOUSANDS)

                                                         1997                  1996
                                                       --------              --------
9 1/4% Notes due 1998 ...............                  $100,000              $100,000
9.4% Notes due 2001 .................                   100,000               100,000
8 3/4% Notes due 2003 ...............                   100,000               100,000
8% Notes due 2005....................                   100,000               100,000
7 7/8% Notes due 2007................                   100,000               100,000
7 3/8% Debentures due 2027...........                   100,000                    --
Capital leases (Note 5) .............                   152,324               165,610
Other ...............................                        --                    10
                                                       --------              --------
                                                        752,324               665,620
Less current maturities .............                   121,324                12,327
Less debt discount ..................                     2,894                 3,067
                                                       --------              --------
                                                       $628,106              $650,226
                                                       ========              ========

On February 28, 1997, the Company issued $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The Debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the Debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption.

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

The fair values, based on quoted market prices, of these securities at December 31, 1997, were as follows (in thousands):

9 1/4% Notes due 1998 ...............                     $100,350
9.4% Notes due 2001 .................                      110,150
8 3/4% Notes due 2003 ...............                      111,630
8% Notes due 2005  ..................                      108,920
7 7/8% Notes due 2007................                      109,410
7 3/8% Debentures due 2027...........                      105,660

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through May 6, 2002, on a revolving credit basis, up to $475 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the greater of the agent bank's prime rate or the federal funds rate plus .5 percent, .17 percent over LIBOR, or a fixed rate offered by the banks at the time of borrowing. The commitment fee is .08 percent per annum. There were no outstanding borrowings under this agreement, or prior similar agreements, at December 31, 1997 or 1996.

5. LEASES

Total rental expense for operating leases charged to operations in 1997, 1996, and 1995 was $297,158,000, $280,389,000, and $247,033,000, respectively. The majority of the Company's terminal operations space, as well as 106 aircraft, were under operating leases at December 31, 1997. The amounts applicable to capital leases included in property and equipment were (in thousands):

                                                             1997               1996
                                                           --------           --------
Flight equipment ............................              $227,803           $226,677
Less accumulated amortization ...............               122,346            111,815
                                                           --------           --------
                                                           $105,457           $114,862
                                                           ========           ========

Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1997, were (in thousands):

                                       CAPITAL                  OPERATING
                                       LEASES                     LEASES
                                      --------                  ----------
      1998 .....................      $ 32,026                  $  234,828
      1999 .....................        20,245                     227,679
      2000 .....................        16,871                     224,302
      2001 .....................        17,391                     209,862
      2002 .....................        17,561                     196,410
After 2002 .....................       137,799                   2,147,915
                                      --------                  ----------
Total minimum lease payments ...       241,893                  $3,240,996
                                                                ==========
Less amount representing
   interest ....................        89,569
                                      --------
Present value of minimum
   lease payments ..............       152,324
Less current portion ...........        21,324
                                      --------
Long-term portion ..............      $131,000
                                      ========

The aircraft leases generally can be renewed, at rates based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.

6. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 1997, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (49,254,768 shares) and upon exercise of rights (270,461,851 shares) pursuant to the Common Stock Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right entitles its holder to purchase one share of common stock at an exercise price of $11.11 and is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0074 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $11.11 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73,577,983 shares on November 26, 1997. Unless otherwise stated, all per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to the stock split.

7. STOCK PLANS

At December 31, 1997, the Company had six stock-based compensation plans and other stock options outstanding, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal or exceed the market prices of the underlying stock on the dates of the grants. Compensation expense for other stock options is not material.

The Company has five fixed option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 13,500,000 shares of common stock. Under the 1991 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 1,125,000 shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1995 Southwest Airlines Pilots' Association Non-Qualified Stock Option Plan (SWAPA Plan), the Company may grant options to Pilots for up to 27,000,000 shares of common stock. An initial grant of approximately 21,750,000 shares was made on January 12, 1995, at an option price of $13.33 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in ten annual increments of ten percent. On September 1 of each year of the agreement beginning in 1996, additional options will be granted to Pilots that become eligible during that year. Additional options granted on September 1, 1997 and 1996, vest in seven annual increments of 14.3 percent and eight annual increments of 12.5 percent, respectively. Options under all grants must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination. In the event that the Southwest Airlines Pilots' Association exercises its option to make the collective bargaining agreement amendable on September 1, 1999, any unexercised options will be canceled on December 1, 1999.

Under the 1996 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 9,000,000 shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 862,500 shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under all fixed option plans, except the SWAPA Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the SWAPA Plan, for additional options granted each September 1, the exercise price will be equal to 105 percent of the fair value of such stock on the date of the grant.

Information regarding the Company's five fixed stock option plans, as adjusted for the three-for-two stock split on November 26, 1997, is summarized below:

                                                       INCENTIVE PLANS               NON-QUALIFIED PLANS
                                                       ---------------               -------------------
                                                                     AVERAGE                      AVERAGE
                                                    OPTIONS          EXERCISE      OPTIONS        EXERCISE
                                                    -------           PRICE        -------         PRICE
                                                                      -----                        -----
 Outstanding December 31, 1994..........           7,217,943         $ 8.05         532,883       $ 9.07

   Granted - Incentive Plans............           1,474,821          12.53              --           --

   Granted - SWAPA Plan.................                  --             --      21,790,575        13.33

   Granted - Other Non-Qualified

       Plans............................                  --             --         139,973        12.51

   Exercised............................            (412,587)          5.67         (90,765)       10.08

   Surrendered..........................            (462,358)          8.47         (91,562)       13.07
                                                  ----------                     ----------

 Outstanding December 31, 1995..........           7,817,819           8.98      22,281,104        13.24

   Granted - Incentive Plans............           2,505,516          16.79              --           --

   Granted - SWAPA Plan.................                  --             --         699,300        15.88

   Granted - Other  Non-Qualified

       Plans............................                  --             --         103,683        16.78

   Exercised............................            (593,772)          6.85        (435,578)       11.93

   Surrendered..........................            (375,669)         13.44        (142,477)       13.33
                                                  ----------                     ----------

 Outstanding December 31, 1996..........           9,353,894          11.03      22,506,032        13.36


    Granted - Incentive Plans...........           2,455,158          14.51              --           --

    Granted - SWAPA Plan................                  --             --         882,000        19.79

    Granted - Other Non-Qualified
       Plans............................                  --             --         145,406        14.51

    Exercised...........................          (1,151,926)          9.04      (1,771,831)       13.27

    Surrendered.........................            (670,013)         14.58         (99,212)       13.59
                                                  ----------                     ----------

 Outstanding December 31, 1997..........           9,987,113         $11.87      21,662,395       $13.63
                                                  ==========                     ==========

 Exercisable December 31, 1997..........           2,081,222                      7,132,653

 Available for granting in future

 periods................................           9,244,087                      4,853,562


The following table summarizes information about stock options outstanding under the five fixed option plans at December 31, 1997:


                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                              -------------------                          -------------------
                                                   WEIGHTED-
                                                    AVERAGE          WEIGHTED-                              WEIGHTED-
                                 NUMBER            REMAINING          AVERAGE             NUMBER            AVERAGE
   RANGE OF                    OUTSTANDING        CONTRACTUAL        EXERCISE           EXERCISABLE         EXERCISE
EXERCISE PRICES                AT 12/31/97           LIFE              PRICE            AT 12/31/97           PRICE
---------------                -----------           ----              -----            -----------           -----
$ 4.01 to $ 5.21                    3,084,861        3.04 yrs.         $ 4.09                 993,711        $   4.25
$ 7.56 to $ 8.04                      415,464        4.03                7.97                  92,589            7.83
$11.25 to $16.79                   26,244,958        8.81               13.73               7,621,620           13.54
$17.29 to $24.96                    1,904,225        7.55               19.82                 505,955           21.85
                                   ----------                                               ---------
$ 4.01 to $24.96                   31,649,508        8.11 yrs.         $13.08               9,213,875        $  12.93
                                   ==========                                               =========

The Company has granted options to purchase the Company's common stock related to employment contracts with the Company's president and chief executive officer. Depending upon the grant, these options have terms of ten years from the date of grant or ten years from the date exercisable and vest and become fully exercisable over three or four years. No options were granted in 1997 or 1995. In 1996, the Company granted 217,000 options with an exercise price of $1.00 per share and 750,000 options with an exercise price of $15.67 per share related to the 1996 employment agreement. At December 31, 1997, 1996, and 1995, total options of 2,611,000, 2,847,000, and 2,133,000 were outstanding, respectively. At December 31, 1997, total options of 2,031,000 were exercisable at exercise prices ranging from $1.00 to $15.67 per share. Options for 236,000, 253,000, and 101,000 shares were exercised in 1997, 1996, and 1995, respectively.

Under the 1991 Employee Stock Purchase Plan (ESPP), at December 31, 1997, the Company is authorized to issue up to a balance of 871,000 shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 440,000 shares in 1997, 464,000 shares in 1996, and 583,000 shares in 1995 at average prices of $16.00, $15.37, and $12.79, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 1997, 1996, and 1995, respectively: dividend yield of .22 percent, .16 percent, and .21 percent; expected volatility of 38.23 percent, 35.37 percent, and 36.85 percent; risk-free interest rate of 5.80 percent, 5.89 percent, and
7.79 percent; and expected lives of 5.0 years for all periods. Assumptions for the stock options granted in 1996 to the Company's president and chief executive officer were the same as for the fixed option plans except for the weighted-average expected lives of 8.0 years.

The weighted-average fair value of options granted under the five fixed option plans during 1997, 1996, and 1995 was $6.12, $6.78, and $5.61, respectively, for the incentive plans; $7.67, $6.16, and $5.31, respectively, for the SWAPA Plan; and $6.12, $6.78, and $5.61, respectively, for other non-qualified plans. The weighted-average fair value of options granted in 1996 to the Company's president and chief executive officer relative to an employment contract was $9.32. No such options were granted in 1997 or 1995. The weighted-average fair value of each purchase right under the ESPP granted in 1997, 1996, and 1995, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.78, $1.71, and $1.43, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Employee stock options.

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows (in thousands except per share amounts):

                                                               1997              1996               1995
                                                               ----              ----               ----
NET INCOME:                               As reported        $317,772          $207,337           $182,626
                                          Pro forma          $306,553          $196,478           $167,907

NET INCOME PER SHARE, BASIC:              As reported        $   1.45          $    .95           $    .85
                                          Pro forma          $   1.40          $    .90           $    .78

NET INCOME PER SHARE, DILUTED:            As reported        $   1.40          $    .92           $    .82
                                          Pro forma          $   1.34          $    .89           $    .76

As required, the pro forma disclosures above include only options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.


8. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan. Total profitsharing expense charged to operations in 1997, 1996, and 1995 was $91,256,000, $59,927,000, and $54,033,000,
respectively.

The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1997, 1996, and 1995 were $39,744,000, $35,125,000, and $28,954,000, respectively.



9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):


                                                   1997         1996
                                                 --------     --------
DEFERRED TAX LIABILITIES:

     Accelerated depreciation...............     $543,547     $467,372
     Scheduled airframe maintenance.........       33,202       30,984
     Other..................................       83,607       78,195
                                                 --------     --------
        Total deferred tax liabilities......      660,356      576,551

DEFERRED TAX ASSETS:

     Deferred gains from sale and
        leaseback of aircraft...............      112,659      114,514
     Capital and operating leases...........       61,747       58,252
     Alternative minimum tax credit
         carryforward.......................           --        6,019
     Other..................................       65,812       59,339
                                                 --------     --------
        Total deferred tax assets ..........      240,218      238,124
                                                 --------     --------
        Net deferred tax liability .........     $420,138     $338,427
                                                 ========     ========

The provision for income taxes is composed of the following (in thousands):

                                1997         1996         1995
                              --------     --------     --------
CURRENT:
  Federal ...............     $102,938     $ 59,101     $ 64,420
  State .................       14,535        7,671        9,947
                              --------     --------     --------
     Total current ......      117,473       66,772       74,367
DEFERRED:
  Federal ...............       75,990       60,967       44,580
  State .................        5,721        6,286        3,567
                              --------     --------     --------
     Total deferred .....       81,711       67,253       48,147
                              --------     --------     --------

                              $199,184     $134,025     $122,514
                              ========     ========     ========


Southwest has received examination reports from the Internal Revenue Service
(IRS) proposing certain adjustments to Southwest's income tax returns for 1989 through 1991. The adjustments relate to aircraft maintenance costs incurred by Southwest, as well as other members of the aviation industry, during that time period. Southwest intends to vigorously protest the adjustments proposed, with which it does not agree. The industry's difference with the IRS involves complex issues of law and fact that are likely to take a substantial period of time to resolve. Management believes that final resolution of such protest will not have a materially adverse effect upon the results of operations of Southwest.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                 1997          1996          1995
                              ---------      ---------     ---------
Tax at statutory
  U.S. tax rates ........     $ 180,935      $ 119,477     $ 106,799
Nondeductible items .....         5,893          5,168         4,488
State income taxes,
  net of federal
  benefit ...............        13,166          9,072         8,784
Other, net ..............          (810)           308         2,443
                              ---------      ---------     ---------
  Total income tax
    provision ...........     $ 199,184      $ 134,025     $ 122,514
                              =========      =========     =========


10.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                    1997         1996         1995
                                                  --------     --------     --------
NUMERATOR:
  Net income, available to common
    stockholders-numerator for basic
    and diluted earnings per share                $317,772     $207,337     $182,626

                                                  ========     ========     ========

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                             219,088      217,118      215,517

  Dilutive effect of Employee stock
    options                                          8,371        7,873        6,247
                                                  --------     --------     --------
  Adjusted weighted-average shares
    outstanding, diluted                           227,459      224,991      221,764
                                                  ========     ========     ========

NET INCOME PER SHARE:
  Basic                                           $   1.45     $    .95     $    .85
                                                  ========     ========     ========
  Diluted                                         $   1.40     $    .92     $    .82
                                                  ========     ========     ========

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                      ------------------

1997                                    MARCH 31     JUNE 30      SEPT. 30     DEC. 31
----                                    --------     --------     --------     --------
Operating revenues ................     $887,095     $956,892     $997,241     $975,593
Operating income ..................       87,203      156,407      151,770      128,856
Income before income taxes ........       83,401      153,823      150,387      129,345
Net income ........................       50,874       93,832       92,511       80,555
Net income per share, basic .......          .23          .43          .42          .36
Net income per share, diluted .....          .23          .42          .41          .35

1996                                    MARCH 31     JUNE 30      SEPT. 30     DEC. 31
----                                    --------     --------     --------     --------
Operating revenues ................     $772,529     $910,308     $891,492     $831,841
Operating income ..................       57,393      142,206      102,934       48,302
Income before income taxes ........       54,771      139,989      100,243       46,359
Net income ........................       33,000       85,316       60,858       28,163
Net income per share, basic .......          .15          .39          .28          .13
Net income per share, diluted .....          .15          .38          .27          .13


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None to be reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 21, 1998. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Executive Officers," incorporated herein by reference, from pages 6-9 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 21, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 4-5 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 21, 1998.

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

        4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks.

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

        4.6 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to
                Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

                Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

        10.2 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).; Supplemental Agreements No. 2, 3 and 4.

                Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

                The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

        10.3 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

        10.4 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.5 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

        10.6 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

        10.7    1991 Incentive Stock Option Plan (incorporated by reference to
                Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

        10.8 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

        10.9 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

        10.10 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.11   Southwest Airlines Co. 401(k) Plan (incorporated by reference to
                Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.12 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

        10.13   1996 Incentive Stock Option Plan (incorporated by reference to
                Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

        10.14 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

        22      Subsidiaries of Southwest.

        23      Consent of Ernst & Young LLP, Independent Auditors.

        27      Financial Data Schedule.

        A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.

(b) There were no Form 8-K's filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHWEST AIRLINES CO.

March 19, 1998
                                       By /s/ Gary C. Kelly
                                          --------------------------------------
                                              Gary C. Kelly
                                              Vice President-Finance,
                                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 1998 on behalf of the registrant and in the capacities indicated.

        Signature                                     Capacity
        ---------                                     --------

/s/ Herbert D. Kelleher                 Chairman of the Board of Directors,
-----------------------------           President and Chief Executive Officer
Herbert D. Kelleher

/s/ Gary C. Kelly                       Vice President-Finance
-----------------------------           (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop                   Director
-----------------------------
Samuel E. Barshop

/s/ Gene H. Bishop                      Director
-----------------------------
Gene H. Bishop

/s/ C. Webb Crockett                    Director
-----------------------------
C. Webb Crockett

/s/ William P. Hobby, Jr.               Director
-----------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson                   Director
-----------------------------
Travis C. Johnson

/s/ R.W. King                           Director
-----------------------------
R. W. King

/s/ Walter M. Mischer, Sr.              Director
-----------------------------
Walter M. Mischer, Sr.

/s/ June M. Morris                      Director
-----------------------------
June M. Morris

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

        4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks.

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

        4.6 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to
                Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

                Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

        10.2 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).; Supplemental Agreements No. 2, 3 and 4.

                Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

                The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

        10.3 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

        10.4 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.5 1987 stock option agreement between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7259)).

        10.6 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

        10.7    1991 Incentive Stock Option Plan (incorporated by reference to
                Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

        10.8 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

        10.9 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

        10.10 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.11   Southwest Airlines Co. 401(k) Plan (incorporated by reference to
                Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

        10.12 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

        10.13   1996 Incentive Stock Option Plan (incorporated by reference to
                Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

        10.14 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

        22      Subsidiaries of Southwest.

        23      Consent of Ernst & Young LLP, Independent Auditors.

        27      Financial Data Schedule.

        A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.