Form 10-K/A
period 1997-12-31
SOUTHWEST AIRLINES CO
filed 1998-04-08
CIK 92380

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              Form 10-K/A
                             Amendment No. 1

        AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997

                         Commission File No. 1-7259

                             Southwest Airlines Co.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                     74-1563240
          (State or other jurisdiction of                 I.R.S. employer
          incorporation or organization)                  identification no.)

             P.O. Box 36611                                 75235-1611
              Dallas, Texas                                 (Zip Code)
      (Address of principal executive offices)

          Registrant's telephone number, including area code: (214) 792-4000


   The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report for the year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

   (List all such items, financial statements, exhibits or other portions amended)

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

             3.   Exhibit:

                  27    Restated Financial Data Schedules

   The remaining exhibits are not affected by this amendment.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

   Date: April 3, 1998            SOUTHWEST AIRLINES CO.
                                  Registrant

                                  By /s/ Gary C. Kelly
                                  Gary C. Kelly
                                  Vice President - Finance, Chief Financial
                                  Officer