Form 10-Q
period 1998-03-31
SOUTHWEST AIRLINES CO
filed 1998-05-14
CIK 92380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 1998     OR

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

     Number of shares of Common Stock outstanding as of the close of business on May 11, 1998:

                            223,154,213

                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)
                            (unaudited)

                                            March 31, 1998  December 31, 1997
ASSETS
Current assets:
       Cash and cash equivalents                    $506,948     $623,343
       Accounts receivable                           116,533       76,530
       Inventories of parts and supplies              47,918       52,376
       Deferred income taxes                          19,246       18,843
       Prepaid expenses and other current assets      30,567       35,324
            Total current assets                     721,212      806,416

Property and equipment:
       Flight equipment                            4,122,352    3,987,493
       Ground property and equipment                 617,290      601,957
       Deposits on flight equipment purchase
       contracts                                     298,235      221,874
                                                   5,037,877    4,811,324
       Less allowance for depreciation             1,424,036    1,375,631
                                                   3,613,841    3,435,693
Other assets                                           4,158        4,051
                                                  $4,339,211   $4,246,160


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                             $149,706     $160,891
       Accrued liabilities                           435,574      426,950
       Air traffic liability                         250,215      153,341
       Income taxes payable                           31,954           -
       Current maturities of long-term debt           14,808      121,324
       Other current liabilities                       4,037        6,007
             Total current liabilities               886,294      868,513

Long-term debt less current maturities               624,775      628,106
Deferred income taxes                                443,171      438,981
Deferred gains from sale and leaseback of aircraft   251,795      256,255
Other deferred liabilities                            37,543       45,287
Stockholders' equity:
       Common stock                                  222,958      221,207
       Capital in excess of par value                172,779      155,696
       Retained earnings                           1,699,896    1,632,115

          Total stockholders' equity               2,095,633    2,009,018
                                                  $4,339,211   $4,246,160

See accompanying notes.

                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands except per share amounts)
                            (unaudited)
[CAPTION]

                                         Three months ended March 31,
                                           1998           1997
Operating revenues:
  Passenger                              $894,789       $849,106
  Freight                                  25,142         21,354
  Other                                    22,722         16,635

     Total operating revenues             942,653        887,095

Operating expenses:
  Salaries, wages, and benefits           298,232        265,794
  Fuel and oil                            101,476        134,075
  Maintenance materials and repairs        71,489         57,238
  Agency commissions                       38,448         37,092
  Aircraft rentals                         50,417         50,382
  Landing fees and other rentals           50,554         49,011
  Depreciation                             51,980         48,386
  Other operating expenses                168,364        157,914

     Total operating expenses             830,960        799,892

Operating income                          111,693         87,203

Other expenses (income):
  Interest expense                         15,711         15,225
  Capitalized interest                     (6,236)        (4,422)
  Interest income                          (7,815)        (7,962)
  Nonoperating losses (gains), net         (4,024)           961

     Total other expenses (income)         (2,364)         3,802


Income before income taxes                114,057         83,401
Provision for income taxes                 44,049         32,527

Net income                                $70,008        $50,874


Net income per share:
  Basic                                      $.31           $.23
  Diluted                                    $.30           $.23

Weighted average shares outstanding:
  Basic                                   222,250        217,971
  Diluted                                 235,289        223,477


See accompanying notes.

                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                            Three months ended March 31,
                                                    1998       1997
Net cash provided by operating activities         $215,269        $93,511

Investing activities:
 Net purchases of property and equipment          (235,972)      (115,850)

Financing activities:
 Issuance of long-term debt                           -            98,764
 Payment of long-term debt and
      capital lease obligations                   (110,089)        (4,944)
 Payment of cash dividends                          (4,437)        (3,195)
 Proceeds from Employee stock plans                 18,834          2,285

Net cash provided by (used in) financing
      activities                                   (95,692)        92,910

Net increase (decrease) in cash and
      cash equivalents                            (116,395)        70,571
Cash and cash equivalents at
      beginning of period                          623,343        581,841

Cash and cash equivalents at end of
      period                                      $506,948       $652,412

Cash payments for:
 Interest, net of amount
      capitalized                                  $20,821        $20,827
 Income taxes                                         $635           $215

See accompanying notes.

                      SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 1998 and 1997 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1997.

      2. Dividends - During the three month period ended March 31, 1998, dividends of $.01 per share were declared on the 222,680,790 shares of common stock then outstanding. During the three month period ended March 31, 1997, dividends of $.0077 per share were declared on the 218,002,715 shares of common stock then outstanding.

      3.   Long-term  debt - During February  1998,  the  Company
redeemed  $100  million  in  senior unsecured  9  1/4%  Notes  due
February,  15, 1998, originally issued February 1991.   The  Notes
were redeemed at par plus accrued interest.

      4. Reclassifications - Certain prior year amounts have been reclassified for comparison purposes.

      5. Common stock - On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73,577,983 shares on November 26, 1997. All per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for the stock split.

     6. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                Three months ended
                                                     March 31,
                                                 1998        1997
NUMERATOR:
 Net income, available to common
   stockholders - numerator for basic and
   diluted earnings per share                    $70,008     $50,874

DENOMINATOR:
 Weighted-average shares
   outstanding, basic                            222,250     217,971
 Dilutive effect of Employee stock
   options                                        13,039       5,506
 Adjusted weighted-average shares
   outstanding, diluted                          235,289     223,477

NET INCOME PER SHARE:
 Basic                                              $.31        $.23
 Diluted                                            $.30        $.23

      7. Recently issued accounting standards - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have any impact on the Company as the Company does not currently have any transactions which give rise to differences between net income and comprehensive income. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial
reports.    The   Company  is  subject  to  the  new  requirements
retroactively in 1998; however, SFAS 131 does not currently result in additional reported segment disclosures.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three month periods ended March 31, 1998 and 1997 are as follows:

                                               Three months ended
                                                   March 31,

                                           1998          1997       Change
Revenue passengers carried              11,848,686   12,046,184    (1.6)%
Revenue  passenger miles(RPMs) (000s)    6,898,847    6,533,046     5.6 %
Available  seat  miles  (ASMs) (000s)   11,270,174   10,517,635     7.2 %
Load factor                                  61.2%        62.1%    (0.9) pts.
Average  length  of  passenger haul            582          542     7.4 %
Trips flown                                195,177      190,205     2.6 %
Average passenger fare                      $75.52       $70.49     7.1 %
Passenger  revenue  yield  per RPM          $.1297       $.1300    (0.2)%
Operating  revenue  yield  per ASM          $.0836       $.0843    (0.8)%
Operating expenses per ASM                  $.0737       $.0761    (3.2)%
Average fuel cost per gallon                $.5022       $.7145   (29.7)%
Number of Employees at period-end           24,151       23,544     2.6 %
Size of fleet at period-end                    264          246     7.3 %


Material Changes in Results of Operations

     Consolidated net income for the first quarter ended March 31, 1998 was $70.0 million ($.30 per share, diluted), as compared to first quarter 1997 net income of $50.9 million ($.23 per share, diluted), an increase of 37.6%.

      First quarter 1998 consolidated operating revenues increased
6.3 percent compared to first quarter 1997 primarily due to a 5.4 percent increase in passenger revenues. The increase in passenger revenues resulted from a 5.6 percent increase in RPMs offset by a
 .2 percent decrease in passenger revenue yield per RPM.

      While RPMs in first quarter 1998 increased 5.6 percent, available seat miles (ASMs) increased 7.2 percent resulting in a load factor of 61.2 percent versus 62.1 percent for the first three months of 1997. The increase in ASMs resulted primarily from the net addition of 18 aircraft since first quarter 1997.

      Revenue  passengers carried in first quarter 1998  decreased
1.6 percent when compared to first quarter 1997 primarily due to a
7.4 percent increase in average length of passenger haul in first quarter 1998 coupled with the Easter holiday falling in March in 1997 rather than April as it did in 1998. Despite the lapse of the ten percent federal excise tax from January 1, 1997 to March 7, 1997, revenue yield per passenger mile in first quarter 1998 remained relatively unchanged when compared to the same period in 1997 primarily due to a 7.1 percent increase in average passenger fare in 1998.

      The load factor for April 1998 was 68.3 percent, compared to the April 1997 load factor of 60.8 percent. Management believes the higher load factor for April 1998 was primarily due to increased promotional activity in April 1998 coupled with the Easter holiday falling in April 1998 rather than March as it did in 1997. Thus far, bookings for May and June are also strong. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Consolidated freight revenues increased 17.7 percent in the first quarter of 1998 as compared to the same period in 1997 due to increased capacity and retention of increased business resulting, in part, from the United Parcel Service labor strike in third quarter 1997. Other revenues increased 36.6 percent in first quarter 1998 primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program.

      Operating expenses per ASM for first quarter 1998  decreased
3.2 percent to $.0737, compared to $.0761 for first quarter 1997, primarily due to a 29.7 percent decline in average jet fuel prices, partially offset by higher aircraft engine overhaul costs and higher profitsharing and Employee savings plan contributions. Excluding jet fuel costs and related taxes, operating expenses per ASM were up 2.3 percent in first quarter 1998 when compared to first quarter 1997. Although unit costs are expected to continue benefiting from lower fuel prices in second quarter 1998 versus second quarter 1997, total operating expenses per ASM are expected to increase primarily due to higher maintenance costs. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

                      Southwest Airlines Co.
                   Operating Expenses per ASM
                 (in cents except percent change)

                                                 Three months ended
                                                      March 31,
                                                           Increase  Percent
                                            1998    1997  (decrease) change
Salaries, wages, and benefits               2.38    2.30    .08        3.5
Employee  profitsharing and savings plans    .27     .23    .04       17.4
Fuel and oil                                 .90    1.28   (.38)     (29.7)
Maintenance materials and repairs            .63     .54    .09       16.7
Agency commissions                           .34     .35   (.01)      (2.9)
Aircraft rentals                             .45     .48   (.03)      (6.3)
Landing fees and other rentals               .45     .47   (.02)      (4.3)
Depreciation                                 .46     .46     -          -
Other operating expenses                    1.49    1.50   (.01)       (.7)
Total                                       7.37    7.61   (.24)       3.2


      Salaries, wages, and benefits per ASM increased 3.5 percent in first quarter 1998 due to, among other things, increased hours due to weather delays, increased training costs, and increased health care costs.

      The Company's Customer Service and Reservations Sales Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which became amendable in November 1997 and is currently under negotiation. Flight Dispatchers are represented by Southwest Airlines Employees Association, pursuant to an agreement which became amendable in November 1997 and is also currently under negotiation.

      Profitsharing and Employee savings plan expenses per ASM increased 17.4 percent from first quarter 1997 to first quarter 1998, primarily due to increased earnings available for profitsharing in 1998.

      Fuel and oil expense per ASM decreased 29.7 percent in first quarter 1998 due to a corresponding decrease in the average jet fuel cost per gallon from the same period in 1997. The average price paid for jet fuel in first quarter 1998 was $.5022 per gallon, compared to $.7145 per gallon in first quarter 1997. Since the end of first quarter 1998, fuel prices have averaged below $.50 per gallon.

      Maintenance materials and repairs per ASM increased 16.7 percent for the three months ended March 31, 1998 as compared to the corresponding period of the prior year. The increase was primarily due to higher engine overhaul costs in first quarter 1998 when compared to the same period in 1997. The Company had an unusually low number of aircraft engine overhauls in first quarter 1997. Management believes that the Company's power-by-the-hour contract with General Electric, which began in August 1997, resulted in lower first quarter 1998 maintenance costs than the Company would have otherwise experienced.

      Agency commissions per ASM decreased 2.9 percent for the first quarter of 1998 as compared to the first quarter of 1997, primarily due to a decrease in the percentage of commissionable sales.

      Aircraft rentals per ASM decreased 6.3 percent for the first quarter of 1998 as compared to the first quarter of 1997 due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM decreased 4.3 percent for first quarter 1998 as compared to first quarter 1997 primarily due to airport credits received in 1998 coupled with a 4.1 percent increase in the average aircraft stage length in first quarter 1998.

      Other operating expense per ASM decreased .7 percent for first quarter 1998 as compared to first quarter 1997 primarily due to lower advertising and credit card processing costs partially offset by increased costs resulting from the Year 2000 remediation program.

     Other expense (income) for the first quarter of 1998 included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense increased slightly in first quarter 1998 primarily due to higher average outstanding debt balances in first quarter 1998. Capitalized interest increased $1.8 million in first quarter 1998 as a result of higher first quarter 1998 progress payment balances caused by Boeing aircraft delivery delays. Interest income decreased slightly in first quarter 1998 due to lower invested cash balances. Nonoperating gains in first quarter 1998 include contractual penalties due from Boeing caused by delays in the delivery of 737-700 aircraft.

Material Changes in Financial Condition

      Net cash provided by operating activities was $215.3 million for the three months ended March 31, 1998 and $732.3 million for the 12 months then ended. Cash generated was primarily used to finance aircraft-related capital expenditures and provide working capital.

      During the 12 months ended March 31, 1998, net capital expenditures were $809.0 million, which primarily related to the purchase of six new 737-700 aircraft, twelve new 737-300 aircraft, two used 737-300 aircraft, and progress payments for future aircraft deliveries.

      During February 1998, the Company redeemed the $100 million senior unsecured 9 1/4% Notes due February, 15, 1998 issued in February 1991.

     The Company recently announced new service to Manchester, New
Hampshire  beginning  June  7,  1998,  with  nonstop  service   to
Baltimore/Washington, Chicago Midway, Nashville, and Orlando.

      As of March 31, 1998, the Company had authority from its Board of Directors to purchase up to 2,500,000 shares of its common stock from time to time on the open market. No shares have been purchased since 1990.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of April 30, 1998, eighteen 737-700s are scheduled for delivery in the remainder of 1998, 25 in 1999, 24 in 2000, 21 in 2001, 21 in 2002, eight in 2003, and five in 2004. In addition, the Company has options to purchase up to sixty-two 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,857.7 million at April 30, 1998 due as follows:
$318.2 million in 1998; $753.0 million in  1999; $592.7 million in
2000; $510.1 million in 2001; $428.4 million in 2002; $166.2 million in 2003; and $89.1 million in 2004.

     During first quarter 1998, Boeing continued to experience production delays related to the 737 production line. As of April 30, 1998, Southwest had leased or purchased four used 737-300 aircraft which became available on the open market, and expects to acquire a fifth used aircraft in May 1998. These additional aircraft partially mitigate the impact of the Boeing delays on operations. Boeing currently expects delays to continue in 1998, which will also delay further expansion to new cities to 1999. Boeing will continue to compensate Southwest for these delivery delays.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 1998 of $506.9 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at March 31, 1998). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $414 million in public debt securities which it currently intends to substantially utilize for aircraft financings during 1998, 1999, and 2000.

Impact of the Year 2000

     The Company is currently converting its computer systems to be year 2000 compliant and expects to have the conversion substantially completed by March 31, 1999. The Company has expensed $5.1 million ($1.1 million in first quarter 1998) of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at $13.9 million, which will be expensed as incurred. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer code.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information related to the Company's year 2000 issue remediation efforts.

Item  3.    Quantitative and Qualitative Disclosures About  Market
Risk

      There have been no material changes in information required to be provided under this Item during first quarter 1998. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 2.   Changes in Securities

          Recent Sales of Unregistered Securities


          During the first quarter of 1998, Herbert D. Kelleher exercised unregistered options to purchase Southwest Common Stock as follows:

              Number of Shares                           Date of
                Purchased            Exercise Price      Exercise
                  151,875                 $1.00           1/9/98
                   20,000               $4.0139          1/28/98

          The issuance of the above shares to Mr. Kelleher were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement which has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          Effective December 31, 1998, Gary A. Barron has elected to relinquish his position as executive vice president-chief operations officer. Barron, 53, will, however, remain an executive vice president of Southwest Airlines through at least December 31, 2000, with responsibilities primarily in the labor relations area.

          James C. Wimberly, formerly vice president-ground operations, will transition under Barron's direction for the remainder of this year, and on January 1, 1999, will replace Barron as executive vice president-chief operations officer. Flight operations; inflight services; maintenance; fuel management; and ground operations will report to Wimberly, 45, in his new position.

          Dave Ridley has been named vice president-ground operations, effective May 1, 1998. Ridley, 45, was vice president-marketing and sales, and will now oversee the 8,000 Employees who work in cargo; customer service; and ramp and operations at the Company's 52 airport locations. He will also become a member of the Company's Executive Planning Committee.

          Joyce C. Rogge became vice president-marketing and the Company's sole marketing officer effective May 1, 1998. Previously, Rogge, 40, was vice president-advertising and promotions, and shared responsibility for marketing and pricing with Ridley. In her new position, she will also oversee field marketing; product distribution; and the group and packages business.

          Effective May 1, 1998, Donna D. Conover has been named vice president-inflight service and provisioning, replacing William Q. Miller, 54, who previously announced his retirement as head of inflight. Conover, 45, was director-system support for ground operations and will now oversee approximately 4,500 flight
          attendants   as   well  as  the  aircraft   provisioning
          function.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (27)   Financial Data Schedule

          b)   Reports on Form 8-K

                         None

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.




May 14, 1998                      /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                         INDEX TO EXHIBITS


Exhibit
Number                      Exhibit


(27)      Financial Data Schedule
