Form 10-Q
period 1998-06-30
SOUTHWEST AIRLINES CO
filed 1998-08-14
CIK 92380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
June 30, 1998     OR

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

     Number of shares of Common Stock outstanding as of the close of business on August 11, 1998:

                           223,848,853

                     SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)

                                          June 30, 1998    December 31, 1997
ASSETS
Current assets:
     Cash and cash equivalents                  $567,173      $623,343
     Accounts receivable                         112,064        76,530
     Inventories of parts and supplies            47,242        52,376
     Deferred income taxes                        19,584        18,843
     Prepaid expenses and other current assets    31,077        35,324
               Total current assets              777,140       806,416

Property and equipment:
     Flight equipment                          4,338,411     3,987,493
     Ground property and equipment               645,387       601,957
     Deposits on flight equipment
         purchase contracts                      287,555       221,874
                                               5,271,353     4,811,324
     Less allowance for depreciation           1,483,915     1,375,631
                                               3,787,438     3,435,693
Other assets                                       4,030         4,051
                                              $4,568,608    $4,246,160


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                           $165,468      $160,891
     Accrued liabilities                         486,674       426,950
     Air traffic liability                       218,819       153,341
     Income taxes payable                         42,440          -
     Current maturities of long-term debt         15,196       121,324
     Other current liabilities                     2,827         6,007
          Total current liabilities              931,424       868,513
Long-term debt less current maturities           622,616       628,106
Deferred income taxes                            485,639       438,981
Deferred gains from sale and leaseback of
      aircraft                                   247,334       256,255
Other deferred liabilities                        47,786        45,287
Stockholders' equity:
     Common stock                                223,430       221,207
     Capital in excess of par value              179,322       155,696
     Retained earnings                         1,831,057     1,632,115

          Total stockholders' equity           2,233,809     2,009,018
                                              $4,568,608    $4,246,160

See accompanying notes.

                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                                 Three months ended        Six months ended
                                       June 30,                 June 30,
                                    1998        1997        1998       1997
Operating revenues:
  Passenger                      $1,030,238   $911,681  $1,925,027 $1,760,787
  Freight                            24,283     22,383      49,425     43,737
  Other                              24,320     22,828      47,042     39,463

     Total operating revenues     1,078,841    956,892   2,021,494  1,843,987

Operating expenses:
  Salaries, wages, and benefits     320,539    282,637     618,771    548,431
  Fuel and oil                       96,043    117,561     197,519    251,636
  Maintenance materials and repairs  75,211     56,020     146,700    113,258
  Agency commissions                 41,529     40,584      79,977     77,676
  Aircraft rentals                   50,747     50,466     101,164    100,848
  Landing fees and other rentals     54,042     51,477     104,596    100,488
  Depreciation                       53,996     47,509     105,976     95,895
  Other operating expenses          178,186    154,231     346,550    312,145

     Total operating expenses       870,293    800,485   1,701,253  1,600,377
Operating income                    208,548    156,407     320,241    243,610


Other expenses (income):
  Interest expense                   13,561     16,219      29,272     31,444
  Capitalized interest               (6,481)    (4,317)    (12,717)    (8,739)
  Interest income                    (8,473)    (9,533)    (16,288)   (17,495)
  Nonoperating losses (gains), net   (6,606)       215     (10,630)     1,176

Total other expenses (gains)         (7,999)     2,584     (10,363)     6,386


Income before income taxes          216,547    153,823     330,604    237,224
Provision for income taxes           83,154     59,991     127,203     92,518

Net income                         $133,393    $93,832    $203,401   $144,706

Net income per share:
   Basic                               $.60       $.43        $.91       $.66
   Diluted                             $.57       $.42        $.86       $.64

Weighted average shares
outstanding:
   Basic                            223,184    218,389     222,718    218,181
   Diluted                          236,049    225,821     235,670    224,651

See accompanying notes.

                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                Six months ended June 30,
                                                     1998      1997
Net cash provided by operating activities        $508,424       $314,115

Investing activities:
 Net purchases of property and equipment         (471,815)      (412,474)

Financing activities:
 Issuance of long-term debt                             -         98,764
 Payment of long-term debt and
     capital lease obligations                   (111,959)        (6,572)
 Payment of cash dividends                         (6,669)        (4,877)
 Proceeds from Employee stock plans                25,849          6,987

Net cash provided by (used in) financing
     activities                                   (92,779)        94,302

Net decreases in cash and cash equivalents        (56,170)        (4,057)
Cash and cash equivalents at
     beginning of period                           623,343       581,841

Cash and cash equivalents at end of
     period                                       $567,173      $577,784

Cash payments for:
 Interest, net of amount capitalized               $20,351       $22,606
 Income taxes                                      $31,251       $13,125

See accompanying notes.

                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 1998 and 1997 include all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1997.

      2. Dividends - During the three month periods ended June 30, 1998 and March 31, 1998, $.01 per share in dividends were declared on the 223,235,779 and 222,680,790 shares of common stock then outstanding. During the three month periods ended June 30, 1997 and March 31, 1997, $.0077 per share in dividends were declared on the 218,465,756 and 218,002,715 shares of common stock then outstanding.

      3.    Long-term  debt - During February 1998,  the  Company
redeemed  $100  million  in senior unsecured  9  1/4%  Notes  due
February  15, 1998, originally issued February 1991.   The  Notes
were redeemed at par plus accrued interest.

      4. Common stock - On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73,577,983 shares on November 26, 1997. All per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for the stock split. On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock which will be distributed on August 20, 1998. In addition, the Board increased the regular quarterly dividend 11.9 percent to $.0075 per share (post split) effective with the dividend recently declared to be paid September 23, 1998.

      5. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three months ended    Six months ended
                                           June 30,           June 30,
                                         1998    1997      1998      1997
NUMERATOR:
 Net income, available to common
  stockholders - numerator for basic
  and diluted earnings per share       $133,393  $93,832  $203,401  $144,706

DENOMINATOR:
 Weighted-average shares
  outstanding, basic                    223,184  218,389   222,718   218,181
 Dilutive effect of Employee stock
  options                                12,865    7,432    12,952     6,470
 Adjusted weighted-average shares
  outstanding, diluted                  236,049  225,821   235,670   224,651

NET INCOME PER SHARE:
 Basic                                     $.60     $.43      $.91      $.66
 Diluted                                   $.57     $.42      $.86      $.64

      6. Recently issued accounting standards - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have any impact on the Company as the Company does not currently have any transactions which give rise to differences between net income and comprehensive income. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company is subject to the new requirements retroactively in 1998; however, SFAS 131 does not currently result in additional reported segment disclosures.


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                      Three months ended
                                           June 30,
                                    1998      1997        Change
Revenue passengers carried    13,766,338    12,722,360      8.2%
Revenue passenger miles        8,225,141     7,014,502     17.3%
 (RPMs)  (000s)
Available seat miles          11,712,905    10,981,206      6.7%
 (ASMs)  (000s)
Load factor                        70.2%         63.9%      6.3 pts.
Average length of
 passenger haul                      597           551      8.3%
Trips flown                      200,977       196,006      2.5%
Average passenger fare            $74.84        $71.66      4.4%
Passenger revenue yield
 per RPM                          $.1253        $.1300     (3.6)%
Operating revenue yield
 per ASM                          $.0921        $.0871      5.7%
Operating expenses per ASM        $.0743        $.0729      1.9%
Average fuel cost per
 gallon                           $.4513        $.6017    (25.0)%
Number of Employees at            24,387        23,777      2.6%
 period-end
Size of fleet at
 period-end                          273           252      8.3%

                                        Six months ended
                                             June 30,
                                   1998        1997         Change
Revenue passengers carried    25,615,024    24,768,544       3.4%
Revenue passenger miles
 (RPMs) (000s)                15,123,988    13,547,548      11.6%
Available seat miles
 (AMSs) (000s)                22,983,079    21,498,841       6.9%
Load factor                        65.8%         63.0%       2.8 pts.
Average length of
 passenger haul                      590           547       7.9%
Trips flown                      396,154       386,211       2.6%
Average passenger fare            $75.15        $71.09       5.7%
Passenger revenue yield
 per RPM                          $.1273        $.1300      (2.1)%
Operating revenue yield
 per ASM                          $.0880        $.0858       2.6%
Operating expenses per ASM        $.0740        $.0744      (0.5)%
Average fuel cost per
 gallon                           $.4762        $.6570     (27.5)%
Number of Employees at
 period-end                       24,387        23,777       2.6%
Size of fleet at
 period-end                          273           252       8.3%

Material Changes in Results of Operations

      Consolidated net income for the second quarter  ended  June
30, 1998 was $133.4 million ($.57 per share, diluted), as compared to the second quarter 1997 net income of $93.8 million
($.42 per share, diluted), an increase of 42.2 percent.

      Consolidated operating revenues increased 12.7 percent for the second quarter of 1998 and 9.6 percent for the six months ended June 30, 1998 as compared to the corresponding periods of the prior year as a result of 13.0 percent and 9.3 percent increases, respectively, in consolidated passenger revenues. The increases in passenger revenue resulted from 17.3 percent and
11.6 percent increases in revenue passenger miles (RPMs) for the three and six month periods ended June 30, 1998, respectively. The passenger revenue yield per RPM decreased 3.6 percent to $.1253 for the three months ended June 30, 1998 and 2.1 percent to $.1273 for the six months ended June 30, 1998 primarily due to a 4.4 and 5.7 percent increase in average passenger fare offset by an increase in average length of passenger haul of 8.3 percent and 7.9 percent, respectively.

      The increase in RPMs of 17.3 percent and 11.6 percent for the three and six months ended June 30, 1998, respectively, exceeded the increase in available seat miles (ASMs) of 6.7 percent and 6.9 percent for these same periods resulting in a 6.3 point increase in load factor to 70.2 percent for second quarter 1998 and a 2.8 point increase to 65.8 percent for the six months ended June 30, 1998. The increases in ASMs resulted primarily from the net addition of 21 aircraft since second quarter 1997.

      The load factor for July 1998 was 73.1 percent, up 6.3 points from July 1997's load factor of 66.8 percent. Unit revenue growth in July was comparable to the year-over-year growth rate in second quarter 1998. Thus far, bookings for August and September are also good.

      Consolidated freight revenues increased 8.5 percent in the second quarter of 1998 and 13.0 percent for the six months ended June 30, 1998 as compared to the same periods of the prior year, primarily due to increased capacity and retention of increased business resulting, in part, from the United Parcel Service labor strike in third quarter 1997. Other revenues increased 6.5 percent in the second quarter 1998 and 19.2 percent for the six months ended June 30, 1998 primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program, partially offset by a decrease in military charter revenue.

     Operating expenses per ASM increased 1.9 percent for the three months ended June 30, 1998 and remained relatively unchanged for the six months ended June 30, 1998. Operating expenses for these periods experienced increases in maintenance costs primarily due to unusually low aircraft engine overhaul costs in the year-ago periods, higher advertising and Year 2000 remediation spending in 1998, and $11.4 million and $17.9 million increases in Profitsharing and Employee savings plan contributions in the three and six months ended June
30, 1998, respectively. These costs were partially offset by 25.0 percent and greater declines in average jet fuel prices from year-ago levels. Excluding jet fuel costs and related taxes, operating expenses per ASM for the three and six month periods ended June 30, 1998, were up 6.3 percent and 4.3 percent, respectively. Although  unit  costs are expected to continue benefiting from lower fuel prices in third quarter 1998 versus third quarter 1997, operating expenses per ASM excluding fuel are expected to increase based on current trends. However, the year-over-year increase is expected to be less than the year-over-year increase experienced in second quarter. (The immediately
preceding  two sentences   are forward-looking  statements which involve
uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices and general economic conditions.)

                     Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                                           Three months ended
                                              June 30,
                                                      Increase    Percent
                                    1998       1997   (decrease)   change
Salaries, wages, and benefits       2.32       2.24       .08       3.6
Profitsharing and Employee
 savings plans                       .42        .34       .08      23.5
Fuel and oil                         .83       1.07      (.24)    (22.4)
Maintenance materials
 and repairs                         .64        .51       .13      25.5
Agency commissions                   .35        .37      (.02)     (5.4)
Aircraft rentals                     .43        .46      (.03)     (6.5)
Landing fees and other rentals       .46        .47      (.01)     (2.1)
Depreciation                         .46        .43       .03       7.0
Other operating expenses            1.52       1.40       .12       8.6

       Total                        7.43       7.29       .14       1.9


                                           Six months ended
                                                June 30,
                                                       Increase   Percent
                                    1998       1997   (decrease)  change
Salaries, wages, and benefits       2.34       2.26       .08       3.5
Profitsharing and Employee
 savings plans                       .35        .29       .06      20.7
Fuel and oil                         .85       1.17      (.32)    (27.4)
Maintenance materials
 and repairs                         .64        .53       .11      20.8
Agency commissions                   .35        .36      (.01)     (2.8)
Aircraft rentals                     .44        .47      (.03)     (6.4)
Landing fees and other rentals       .46        .47      (.01)     (2.1)
Depreciation                         .46        .45       .01       2.2
Other operating expenses            1.51       1.44       .07       4.9

       Total                        7.40       7.44     ( .04)    ( 0.5)

     Salaries, wages, and benefits per ASM increased 3.6 percent and 3.5 percent in the three and six month periods ended June 30, 1998. These increases are primarily due to higher effective wage rates, increased health care costs, and lower productivity caused by Boeing aircraft delivery delays.

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

      Profitsharing and Employee savings plans expense per ASM increased 23.5 percent and 20.7 percent for the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods of the prior year primarily due to higher earnings available for profitsharing in 1998.

     Fuel and oil expense per ASM decreased 22.4 percent and 27.4 percent for the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods of the prior year primarily due to a corresponding decrease in the average jet fuel cost per gallon for the same periods in 1998. The average price paid for jet fuel in the three and six month periods ended June 30, 1998 was $.4513 per gallon and $.4762 per gallon, respectively, compared to $.6017 and $.6570 for the same periods in 1997. The average price paid for jet fuel in July 1998 was $.4315 per gallon.

      Maintenance materials and repairs per ASM increased 25.5 percent and 20.8 percent for the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. The increase was primarily due to higher engine overhaul costs in the first six months of 1998, when compared to the same period in 1997, as the Company had an unusually low number of aircraft engine overhauls in the first six months of 1997. Second half 1997 engine costs were more in line with historical levels.

      Agency commissions per ASM decreased 5.4 percent and 2.8 percent for the three and six month periods ended June 30, 1998 as compared to the same periods of 1997, primarily due to a decrease in the percentage of commissionable sales. Commissionable sales represented 40.1 percent of total sales in second quarter 1998, down from 44.3 percent in second quarter 1997.

      Aircraft rentals per ASM decreased 6.5 percent for second quarter 1998 and 6.4 percent for the six months ended June 30, 1998 as compared to the same periods of 1997, primarily due to a lower percentage of the aircraft fleet being leased.

     Landing fees and other rentals decreased 2.1 percent for the three and six month periods ended June 30, 1998 as compared to the same periods of 1997 primarily due to a 3.8 percent increase in the average aircraft stage length in the three and six months ended June 30, 1998.

      Depreciation expense per ASM increased 7.0 percent for second quarter 1998 and 2.2 percent for the six months ended June
30, 1998 as compared to the same periods of 1997 primarily due to a higher percentage of the aircraft fleet being owned.

      Other operating expenses per ASM increased 8.6 percent for second quarter 1998 and 4.9 percent for the six months ended June 30, 1998 as compared to the same periods of 1997. These increases were primarily due to revenue related costs such as credit card processing, communications, and passenger costs; increased advertising costs related to the opening of service to Manchester, New Hampshire; increased costs resulting from the Year 2000 remediation program; and increased costs resulting from the Company's general office expansion.

     In July 1998, Southwest extended its contract with The Sabre Group (Sabre) to provide reservations system services to the Company for two to five years. Sabre will continue to provide the Company with data processing services including computerized reservations and inventory control, flight availability information, schedules, fares and pricing. The agreement also includes systems development work, specific Year 2000 related upgrades, as well as system upgrades needed to accommodate the Company's projected growth.

      Since 1995, the Company has been developing its own reservations system, which could be completed and implemented in the next 18 months. However, there is a risk that the Company's new reservations system will not be ready for implementation by January 2000. Accordingly, the Company has deferred the implementation of its new reservations system with its extension of its contract with Sabre to insure the Company has a Year 2000 compliant reservations system by July 1, 1999. The Company currently intends to complete and implement its new reservations system on a yet-to-be determined timetable. No material impairment of the software development costs has occurred or is expected to occur and the amounts invested to date are not material to the Company's consolidated results of operations.

     During second quarter 1998, Boeing continued to experience production delays related to the 737 production line. During the first six months of 1998, Southwest leased or purchased five used 737-300 aircraft which became available on the open market. These additional aircraft partially mitigate the impact of the Boeing delays on operations. Boeing has been able to accelerate the scheduled delivery of two 737-700s originally scheduled for 2003 to 1999. Although improving, Boeing currently expects delays to continue in second half 1998, which will also delay further expansion to new cities to 1999. Boeing will continue to compensate Southwest for these delivery delays, however, management expects this compensation to decrease in third and fourth quarters 1998 due to Boeing's improving delivery schedule.

      Other expenses (income) for the three and six month periods ended June 30, 1998, included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense decreased during the second quarter and in the first half of 1998 as compared to the second quarter and the first half of 1997 due to the February 1998 redemption of $100 million of senior unsecured 9 1/4 % Notes originally issued in February 1991. Capitalized interest increased $2.2 million and $4.0 million for the three and six month periods ended June 30, 1998, respectively, as a result of higher 1998 progress payment balances caused by Boeing 737-700 aircraft delivery delays. Interest income decreased for the three and six months ended June 30, 1998 due to lower invested cash balances. Nonoperating gains in the second quarter and the first half of 1998 include contractual penalties due from Boeing as a result of the aircraft delivery delays.

Material Changes in Financial Condition

     Net cash provided by operating activities was $293.2 million for the three months ended June 30, 1998 and $804.9 million for the twelve months ended June 30, 1998. This cash was primarily used to finance aircraft-related capital expenditures and provide working capital.

      For the twelve months ended June 30, 1998, net capital expenditures were $748.3 million, which were primarily for the purchase of thirteen new 737-700 aircraft, six new 737-300 aircraft, three used 737-300 aircraft and progress payments for future aircraft deliveries.

      The Company opened service to Manchester, New Hampshire  on
June 7, 1998, with nonstop service to Baltimore/Washington, Chicago Midway, Nashville, and Orlando.

      As of July 22, 1998, the Board of Directors increased the Company's authorization to repurchase shares of its outstanding common stock to $100 million. The Company currently expects to repurchase these shares prior to December 31, 1998. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions, from time to time, depending on market conditions, and may be discontinued at any time. As of August 12, 1998, 1,118,500 shares had been repurchased at a cost of $35.4 million.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of July 31, 1998, ten 737-700s are scheduled for delivery in the remainder of 1998, 27 in 1999, 24 in 2000, 21 in 2001, 21 in 2002, six in 2003, and five in 2004. In addition, the Company has options to purchase up to sixty-two 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,759.7 million at July 31, 1998 due as follows: $241.6 million in 1998; $788.6 million in 1999; $592.7 million in 2000; $502.4 million in 2001; $415.5 million in 2002, $129.8 million in 2003, and $89.1 million in 2004.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 1998 of $567.2 million, internally generated funds, and a revolving credit line with a group of banks of up to $425 million, none of which had been drawn at June 30, 1998. (In August 1998, the Company opted to reduce the bank credit line to $425 million from $475 million based on its strong operating performance, financial condition, and overall liquidity.) In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $318.8 million of public debt securities which it may utilize for aircraft financings during the remainder of 1998, 1999, and 2000.

Impact of the Year 2000

     The Company is currently converting its computer systems to be Year 2000 ready and expects to have the conversion substantially completed by June 30, 1999.

     In addition the Company has inventoried its embedded technology assets and is in the process of evaluating its Year
2000 exposure in that area; at the current time, the Company has not encountered any material risk to results of operations related to embedded technology issues.

     Finally, the Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company expects to complete initial contacts with all of its material third party vendors by the end of September this year and is in the process of evaluating their statements of Year 2000 compliance. In addition, the Company is working with other members of the Air Transport Association, the airline industry trade group, on vendors which are common to the entire industry, to share information and resources. In our experience, it is not always possible to obtain written confirmation of Year 2000 compliance from third party vendors. Accordingly, in such cases, the Company is basing its assessment on its own testing, other materials made available by such vendors and other publicly available information. Upon the conclusion of such assessment, the Company will evaluate the need for contingency plans which may be needed in the event any such vendor cannot demonstrate to the Company, on a timely basis, its Year 2000 compliance. The Company currently intends to substantially complete assessment and contingency planning of sole providers and other vital and critical vendors by the end of 1998.

     The Company has expensed $6.6 million ($1.5 million in second quarter 1998) of costs incurred to date related to the Year 2000 issue. The total remaining cost of the Year 2000 project is presently estimated at approximately $14 million, which will be expensed as incurred.

      The costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer code, as well as the cooperation needed from third party vendors and others upon whom the Company must rely.

Item  3.    Quantitative and Qualitative Disclosures About Market
Risk

      There have been no material changes in information required to be provided under this Item during second quarter 1998. See
Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



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

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Thursday, May 21, 1998. The following matters were voted on at the meeting:

           (a) An Amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock was approved by the shareholders. 181,570,394 shares were voted for the amendment; 17,617,554 shares were voted against the amendment; 517,601 shares abstained from voting.

           (b) A shareholder proposal related to the Company's dividend was defeated. 7,052,890 shares were
               voted  for  the amendment;  156,812,389   shares
               were voted against the amendment; 1,518,145 shares abstained from voting and there were 34,322,125 broker non-votes.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit
               4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259); Amendment to Restated Articles of Incorporation of Southwest filed with the Secretary of State on July 2, 1998.


          (b)  Reports on Form 8-K

               A Report on Form 8-K dated May 21, 1998 was filed for the purpose of filing the following exhibits in connection with, and incorporated by reference into, Southwest Airlines Co.'s Registration Statement on Form S-3 (File No. 333-29257), as declared effective on July 15, 1997, relating to Pass Through Certificates, Series 1998-A.

                           Exhibit  1.3    Form  of  Underwriting
                    Agreement  relating to the issuance  of  Pass
                    Through Certificates, Series 1998-A.

                         Exhibit 4.3   Form of Pass Through Trust
                    Supplement No. 1998-A between Southwest and the Trustee relating to the Pass Through
                    Certificates.

                          Exhibit  4.4   Form of Trust  Agreement
                    between the Owner Participant and the Owner Trustee relating to the Equipment Notes with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                          Exhibit  4.5   Form of Trust  Indenture
                    and Security Agreement between the Owner Trustee and the Loan Trustee relating to the Equipment Notes with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                         Exhibit 4.6   Form of First Amendment to
                    Trust Indenture and Security Agreement between the Owner Trustee and the Loan Trustee relating to the Equipment Notes with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                          Exhibit  4.7   Form of Equipment  Notes
                    with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW (included as Exhibit A-1 in Exhibit 4.6).

                          Exhibit  4.8    Form  of  Participation
                    Agreement among Southwest, the Owner Participant, the Loan Trustee, the Original Loan Participant, and the Owner Trustee with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                         Exhibit 4.9   Form of First Amendment to
                    Participation Agreement among Southwest, the Owner Participant, the Owner Trustee, the Loan Trustee and the Trustee with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                          Exhibit  4.10   Form of Sale and  Lease
                    Agreement between Southwest and the Owner Trustee with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                          Exhibit  4.11   Form of First Amendment
                    to Sale and Lease Agreement between Southwest and the Owner Trustee with respect to Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                          Exhibit  4.12   Form of Refinancing
                    Agreement among Southwest, the Trustee, the Owner Participant, the Owner Trustee, the Loan Trustee and the Original Loan Participant relating to the Equipment Notes for each of four Boeing 737-3H4 Aircraft, Registration Nos. N620SW, N621SW, N622SW and N623SW.

                    Exhibit 23 Consent of Independent Auditors.




                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.




 August 13, 1998                   /s/ Gary C. Kelly
 Date                              Gary C. Kelly
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)



                              INDEX TO EXHIBITS
Exhibit
Number                      Exhibit


(27)      Financial Data Schedule