Form 10-Q
period 1998-09-30
SOUTHWEST AIRLINES CO
filed 1998-11-13
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)
  X  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 1998     OR

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

     Number of shares of Common Stock outstanding as of the close of business on November 11, 1998:


                          336,360,194

                      SOUTHWEST AIRLINES CO.
                            FORM 10-Q
                 Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     Southwest Airlines Co.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (in thousands)
                           (unaudited)


                                   September 30, 1998    December 31, 1997
ASSETS
Current assets:
     Cash and cash equivalents               $452,184      $623,343
     Accounts receivable                      109,811        76,530
     Inventories of parts and supplies         48,814        52,376
     Deferred income taxes                     19,966        18,843
     Prepaid expenses and other current
      assets                                   28,428        35,324
               Total current assets           659,203       806,416

Property and equipment:
     Flight equipment                       4,464,429     3,987,493
     Ground property and equipment            697,982       601,957
     Deposits on flight equipment
      purchase contracts                      305,534       221,874
                                            5,467,945     4,811,324
     Less allowance for depreciation        1,544,809     1,375,631
                                            3,923,136     3,435,693
Other assets                                    3,949         4,051

                                           $4,586,288    $4,246,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $197,378      $160,891
     Accrued liabilities                      444,931       426,950
     Air traffic liability                    206,584       153,341
     Income taxes payable                      33,685           -
     Current maturities of long-term debt      10,708       121,324
     Other current liabilities                  2,923         6,007

               Total current liabilities      896,209       868,513

Long-term debt less current maturities        622,000       628,106
Deferred income taxes                         516,295       438,981
Deferred gains from sale and leaseback
     of aircraft                              242,873       256,255
Other deferred liabilities                     38,239        45,287

Stockholders' equity:
     Common stock                             335,904       221,207
     Capital in excess of par value            68,802       155,696
     Retained earnings                      1,958,087     1,632,115
     Treasury stock at cost                  (92,121)         -

          Total stockholders' equity        2,270,672     2,009,018

                                           $4,586,288    $4,246,160

See accompanying notes.

                     Southwest Airlines Co.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (in thousands except per share amounts)
                           (unaudited)

                                 Three months ended       Nine months ended
                                    September 30,          September 30,
                                 1998         1997          1998      1997
Operating revenues:
  Passenger                    $1,042,813    $949,540  $2,967,840  $2,710,327
  Freight                          23,360      25,613      72,785      69,350
  Other                            28,657      22,088      75,699      61,551

     Total operating revenues   1,094,830     997,241   3,116,324   2,841,228

Operating expenses:
  Salaries, wages, and benefits   335,654     293,032     954,425     841,463
  Fuel and oil                     96,619     119,062     294,138     370,698
  Maintenance materials
   and repairs                     77,373      72,430     224,073     185,688
  Agency commissions               40,087      39,902     120,064     117,578
  Aircraft rentals                 51,547      50,402     152,711     151,250
  Landing fees and other rentals   54,773      51,966     159,369     152,454
  Depreciation                     59,575      49,873     165,551     145,768
  Other operating expenses        175,283     168,804     521,833     480,949

     Total operating expenses     890,911     845,471   2,592,164   2,445,848

Operating income                  203,919     151,770     524,160     395,380

Other expenses (income):
  Interest expense                 13,459      16,428      42,731      47,872
  Capitalized interest             (6,093)     (5,709)    (18,810)    (14,448)
  Interest income                  (8,533)     (9,478)    (24,821)    (26,973)
  Nonoperating losses (gains), net (5,969)        142     (16,599)      1,318

   Total other expenses (income)   (7,136)      1,383     (17,499)      7,769


Income before income taxes        211,055     150,387      541,659    387,611

Provision for income taxes         81,410      57,876      208,613    150,394

Net income                       $129,645     $92,511     $333,046   $237,217

Net income per share
    Basic                            $.39        $.28        $1.00       $.72
    Diluted                          $.37        $.27         $.94       $.70

Weighted average shares outstanding
    Basic                         333,342     328,741      333,829    327,767
    Diluted                       353,561     342,457      353,521    338,808

See accompanying notes.

                     Southwest Airlines Co.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                 Nine months ended
                                                   September 30,
                                                 1998          1997
Net cash provided by operating
 activities                                    $692,312     $440,884

Investing activities:
 Net purchases of property and
  equipment                                    (672,992)    (577,514)

Financing activities:
 Issuance of long-term debt                         -         98,764
 Payment of long-term debt and
    capital lease obligations                 (116,877)      (10,182)
 Payment of cash dividends                      (9,284)       (6,565)
 Proceeds from Employee stock plans             35,682        26,890
 Repurchase of common stock                   (100,000)          -

Net cash provided by (used in)
  financing activities                        (190,479)      108,907

Net decrease in cash and
      cash equivalents                        (171,159)      (27,723)
Cash and cash equivalents at
      beginning of period                      623,343       581,841

Cash and cash equivalents at end of
      period                                  $452,184      $554,118

Cash payments for:
 Interest, net of amount
      capitalized                              $34,450       $42,446
 Income taxes                                  $91,151       $72,984

See accompanying notes.

                     SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements

      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 1998 and 1997 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1997.

      2. Dividends - During the three month period ended September 30, 1998, dividends of $.0075 per share were declared on the 331,374,534 shares of common stock then outstanding. During the three month periods ended June 30, 1998 and March 31, 1998, dividends of $.0067 per share were declared on the 334,853,669 and 334,021,185 shares of common stock then outstanding, respectively. During the three month periods ended September 30, 1997, June 30, 1997, and March 31, 1997, dividends of $.0051 per share were declared on the 328,745,502,
327,698,634, and 327,004,073 shares of common stock then outstanding, respectively.

      3.    Long-term  debt - During February 1998,  the  Company
redeemed  $100  million  in senior unsecured  9  1/4%  Notes  due
February  15, 1998, originally issued February 1991.   The  Notes
were redeemed at par plus accrued interest.

      4. Common stock - On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73,577,983 shares on November 26, 1997. On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing 111,894,315 shares on August 20, 1998. All share and per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for these stock splits.

          As of July 22, 1998, the Board of Directors increased the Company's authorization to repurchase shares of its outstanding common stock to $100 million. Southwest completed this repurchase program during third quarter 1998, resulting in the repurchase of approximately 4.9 million shares.


      5. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                 Three months ended     Nine months ended
                                    September 30,         September 30,
                                           1998      1997      1998     1997
NUMERATOR:
 Net income, available to common
  stockholders - numerator for basic and
  diluted earnings per share              $129,645  $92,511  $333,046 237,217

DENOMINATOR:
 Weighted-average shares
  outstanding, basic                       333,342  328,741   333,829 327,767
 Dilutive effect of Employee stock
  options                                   20,219   13,716    19,692  11,041
 Adjusted weighted-average shares
  outstanding, diluted                     353,561  342,457   353,521 338,808

NET INCOME PER SHARE:
 Basic                                        $.39    $.28      $1.00    $.72
 Diluted                                      $.37    $.27       $.94    $.70

      6. Recently issued accounting standards - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and does not have any impact on the Company as the Company does not currently have any transactions which give rise to differences between net income and comprehensive income. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company is subject to the new requirements retroactively in 1998; however, SFAS 131 does not currently result in additional reported segment disclosures.




Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                 Three months ended
                                                   September 30,

                                            1998        1997         Change
Revenue passengers carried                13,680,772   13,019,325      5.1 %
Revenue passenger miles
     (RPMs)  (000s)                        8,463,510    7,565,832     11.9 %
Available seat miles
     (ASMs)  (000s)                       12,279,921   11,492,134      6.9 %
Load factor                                    68.9%        65.8%      3.1 pts.
Average length of passenger haul                 619          581      6.5 %
Trips flown                                  206,424      200,942      2.7 %
Average passenger fare                        $76.22       $72.93      4.5 %
Passenger revenue yield
     per RPM                                  $.1232       $.1255     (1.8)%
Operating revenue yield
     per ASM                                  $.0892       $.0868      2.8 %
Operating expenses per ASM                    $.0726       $.0736     (1.4)%
Average fuel cost per gallon                  $.4418       $.5841    (24.4)%
Number of employees at period-end             25,019       23,840      4.9 %
Size of fleet at period-end                      276          258      7.0 %

                                                  Nine months ended
                                                     September 30,
                                              1998       1997         Change
Revenue passengers carried                39,295,796    37,787,869      4.0 %
Revenue passenger miles
     (RPMs)  (000s)                       23,587,499    21,113,381     11.7 %
Available seat miles
     (ASMs)  (000s)                       35,263,000    32,990,974      6.9 %
Load factor                                    66.9%         64.0%      2.9 pts.
Average length of passenger haul                 600           559      7.3 %
Trips flown                                  602,578       587,153      2.6 %
Average passenger fare                        $75.53        $71.72      5.3 %
Passenger revenue yield
     per RPM                                  $.1258        $.1284     (2.0)%
Operating revenue yield
     per ASM                                  $.0884        $.0861      2.7 %
Operating expenses per ASM                    $.0735        $.0741     (0.8)%
Average fuel cost per gallon                  $.4643        $.6318    (26.5)%
Number of employees at period-end             25,019        23,840      4.9 %
Size of fleet at period-end                      276           258      7.0 %

Material Changes in Results of Operations

      Consolidated net income for third quarter 1998 was $129.6 million ($.37 per share, diluted) compared with $92.5 million ($.27 per share, diluted) earned in third quarter 1997. Consolidated net income for the nine months ended September 30, 1998 was $333.0 million ($.94 per share, diluted) compared with $237.2 million ($.70 per share, diluted) earned for the nine months ended September 30, 1997.

      Consolidated operating revenues increased 9.8 percent for the third quarter of 1998 and 9.7 percent for the nine months ended September 30, 1998, as compared to the corresponding periods of the prior year, primarily as a result of 9.8 percent and 9.5 percent increases, respectively, in consolidated passenger revenues. The increases in passenger revenues resulted from 11.9 percent and 11.7 percent increases in revenue passenger miles (RPMs) for the three and nine month periods ended September 30, 1998, respectively. The passenger revenue yield per RPM decreased 1.8 percent to $.1232 and 2.0 percent to $.1258 for the three and nine months ended September 30, 1998, primarily due to an increase in average length of passenger haul of 6.5 percent and 7.3 percent offset by 4.5 percent and 5.3 percent increases in average passenger fares, respectively.

      The increases in RPMs of 11.9 percent and 11.7 percent for the three and nine months ended September 30, 1998, respectively, exceeded the increases in available seat miles (ASMs) of 6.9 percent for these same periods resulting in a 3.1 point increase in load factor to 68.9 percent for third quarter 1998 and a 2.9 point increase to 66.9 percent for the nine months ended September 30, 1998. The increases in ASMs resulted primarily from the net addition of 18 aircraft since third quarter 1997.

      The load factor for October 1998 was 64.6 percent, up 1.5 points from October 1997's load factor of 63.1 percent. Thus far, bookings for November and December are also good. Fourth quarter passenger revenue yield per RPM is expected to continue to fall below year-ago levels due to higher load factors and longer passenger trip lengths. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     Consolidated freight revenues decreased 8.8 percent, despite increases in capacity, in the third quarter of 1998 primarily due to an 18.5 percent decrease in U.S. Mail revenue as the postal service shifts away from commercial carriers. Freight revenues increased 5.0 percent for the nine months ended September 30, 1998 primarily due to increased capacity and retention of increased business in the first six months of 1998 resulting, in part, from the United Parcel Service labor strike in third quarter 1997. Other revenues increased 29.7 and 23.0 percent in the three and nine months ended September 30, 1998, primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program.

      Operating expenses per ASM decreased 1.4 percent for third quarter 1998 and was essentially flat for the nine months ended September 30, 1998, primarily due to respective 24.4 percent and
26.5 percent decreases in average jet fuel prices from year-ago levels, offset by $10.9 million and $28.9 million increases in Profitsharing and Employee savings plan contributions. Operating expenses in the first half of 1998 experienced increases in maintenance costs primarily due to unusually low aircraft engine overhaul costs in the first half of 1997. Third quarter maintenance cost comparisons are flat.

                    Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                                         Three months ended
                                           September 30,
                                                     Increase      Percent
                                    1998     1997   (decrease)      change
Salaries, wages, and benefits       2.34     2.23       .11           4.9
Profitsharing and Employee
  savings plans                      .39      .32       .07          21.9
Fuel and oil                         .78     1.04      (.26)        (25.0)
Maintenance materials
  and repairs                        .63      .63         -            -
Agency commissions                   .33      .35      (.02)         (5.7)
Aircraft rentals                     .42      .44      (.02)         (4.5)
Landing fees and other rentals       .45      .45        -             -
Depreciation                         .49      .43       .06          14.0
Other operating expenses            1.43     1.47      (.04)         (2.7)

     Total                          7.26     7.36      (.10)         (1.4)

                    Southwest Airlines Co.
            Consolidated Operating Expenses per ASM
                (in cents except percent change)

                                          Nine months ended
                                           September 30,
                                                     Increase     Percent
                                   1998      1997   (decrease)    change
Salaries, wages, and benefits      2.35      2.25        .10          4.4
Profitsharing and Employee
  savings plans                     .36       .30        .06         20.0
Fuel and oil                        .83      1.12       (.29)       (25.9)
Maintenance materials
  and repairs                       .64       .56        .08         14.3
Agency commissions                  .34       .36       (.02)        (5.6)
Aircraft rentals                    .43       .46       (.03)        (6.5)
Landing fees and other rentals      .45       .46       (.01)        (2.2)
Depreciation                        .47       .44        .03          6.8
Other operating expenses           1.48      1.46        .02          1.4

     Total                         7.35      7.41       (.06)        (0.8)

      Salaries, wages, and benefits per ASM increased 4.9 percent and 4.4 percent for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods of the prior year, primarily due to higher effective wage rates, increased health care and workers' compensation costs, and lower productivity caused by Boeing aircraft delivery delays.

     The Company's Customer Service and Reservations Sales Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO (IAM), which became amendable in November 1997 and is currently under negotiation.

      Profitsharing and Employee savings plans expense per ASM increased 21.9 percent and 20.0 percent for the three and nine months ended September 30, 1998 as compared to year-ago periods due to higher earnings available for profitsharing in 1998.

     Fuel and oil expense per ASM decreased 25.0 percent and 25.9 percent in third quarter 1998 and the nine month period then ended due to corresponding decreases in the average jet fuel cost per gallon for the same periods. The average price paid for jet fuel in the three and nine month periods ended September 30, 1998 was $.4418 and $.4643 per gallon, respectively, compared to $.5841 and $.6318 for the corresponding periods in 1997. The average price paid for jet fuel in October 1998 was $.4670 per gallon.

      Maintenance materials and repairs per ASM remained flat in third quarter 1998 and increased 14.3 percent in the nine month period ended September 30, 1998 as compared to the same periods in 1997. The year-to-date increase was primarily due to higher engine overhaul costs in the first six months of 1998, when compared to the same period in 1997, as the Company had an unusually low number of aircraft engine overhauls in the first six months of 1997.

      Agency  commissions per ASM decreased 5.7 percent  and  5.6 percent for the three and nine months ended September 30, 1998 as compared to the same periods of 1997, primarily due to a decrease in the percentage of commissionable sales.

      Aircraft  rentals  per ASM decreased 4.5  percent  and  6.5 percent for the quarter and nine months ended September 30, 1998, compared to the corresponding periods of 1997 primarily due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM remained flat in third quarter 1998 and decreased 2.2 percent for the nine month period ended September 30, 1998 when compared to the corresponding year-ago periods. The year-to-date decrease is primarily due to a 4.0 percent increase in average aircraft stage length in the nine months ended September 30, 1998, offset by increases in other rentals in third quarter 1998.

      Depreciation expense per ASM increased 14.0 percent for third quarter 1998 and 6.8 percent for the nine months ended September 30, 1998 as compared to the same periods of 1997 primarily due to a higher percentage of the aircraft fleet being owned.

      Other operating expenses per ASM decreased 2.7 percent in third quarter 1998 and increased 1.4 percent for the nine month periods ended September 30, 1998, respectively. The third quarter decrease was primarily due to lower advertising spending in third quarter 1998 and lower insurance and property tax costs, offset by increased revenue related costs. The increase for the nine months ended September 30, 1998 was primarily due to increased costs resulting from the Year 2000 remediation program and increased revenue related costs such as credit card processing and communications, offset by lower insurance and property tax costs.

      During third quarter 1998, Boeing continued to experience production delays related to the 737 production line. However, the delays have shortened in that all aircraft contracted to be delivered in third quarter were received during their contract month. Boeing will continue to compensate Southwest for delivery delays, however, management expects this compensation to decrease in fourth quarter 1998 due to Boeing's improving delivery schedule.

     Other expenses (income) for the three months and nine months ended September 30, 1998 included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense decreased for the three and nine months ended September 30, 1998 as compared to same periods in 1997 due to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased for the three and six month periods ended September 30, 1998 as a result of higher 1998 progress payment balances caused by Boeing 737-700 aircraft delivery delays.
Interest income decreased for the three and nine months ended September 30, 1998 due to lower invested cash balances. Nonoperating gains in the third quarter and the first nine months of 1998 primarily included contractual penalties due from Boeing as a result of the aircraft delivery delays.


Material Changes in Financial Condition

     Net cash provided by operating activities was $183.9 million for the three months ended September 30, 1998 and $862.0 million for the twelve months ended September 30, 1998. This cash was primarily used to finance aircraft-related expenditures, provide working capital, and repurchase approximately 4.9 million shares of the Company's outstanding common stock.

      For the twelve months ended September 30, 1998, net capital expenditures were $784.4 million, which were primarily for the purchase of seventeen new 737-700 aircraft and three used 737-300 aircraft and progress payments for future aircraft deliveries.

      As of July 22, 1998, the Board of Directors increased the Company's authorization to repurchase shares of its outstanding common stock to $100 million. Southwest completed this repurchase program during third quarter 1998, resulting in the repurchase of approximately 4.9 million shares.

      The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of September 30, 1998, six 737-700s are scheduled for delivery in the remainder of 1998, 29 in 1999, 24 in 2000, 21 in 2001, 21 in 2002, six in 2003, and
five in 2004. In addition, the Company has options to purchase up to sixty-two 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s delivered subsequent to 1999. Aggregate funding needed for these commitments was approximately $2,809.4 million at September 30 due as follows: $162.2 million in 1998; $651.7 million in 1999; $599.5 million in 2000; $502.5 million in 2001; $515.8 million in 2002, $288.6 million in 2003, and $89.1 million in 2004.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 1998 of $452.2 million, internally generated funds, and revolving credit line with a group of banks of up to $425 million, none of which had been drawn at September 30, 1998. (In August 1998, the Company opted to reduce the bank credit line to $425 million from $475 million based on its strong operating performance, financial condition, and overall liquidity.) In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of $318.8 million of public debt securities which it may utilize for aircraft financings during the remainder of 1998, 1999, and 2000.

Impact of the Year 2000

      The Company is in the process of converting its computer systems to be Year 2000 ready. This project encompasses information technology systems as well as embedded technology assets. The project also includes an assessment of material third-party relationships and associated risks. The project as it relates to internal systems and equipment consists of four phases: identification, assessment, remediation, and testing. This project is expected to be substantially completed by June 30, 1999.

     Flight Safety Systems

      The  Company  has  completed all phases of  its  Year  2000 project  as it relates to its aircraft fleet and onboard  support
systems.   The  Company has determined that there are  no  safety
issues with these systems.

     The  Company  also  utilizes  ground  computer  systems  and equipment essential for the maintenance of aircraft and the management of flight operations. The identification, assessment, and remediation phases of the project with respect to these systems and equipment are nearing completion. The Company expects to complete testing by mid-1999.

     Internal Systems

     The Company's critical internal systems include computer hardware, software, and related equipment for customer reservations, ticketing, flight and crew scheduling, revenue management, accounting functions, and payroll, as well as airport activities including aircraft ground handling, bag handling, and security. The computing hardware and telecommunications in the Company's central data center are essentially Year 2000 ready at this time. Many of the Company's software systems are either in testing or have already been made Year 2000 ready. While some systems are currently in the testing phase with a small number in the remediation phase, the Company expects all systems to be Year 2000 ready by mid-1999.

     Third-Parties

      The Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company expects to complete initial contacts with all of its material third party vendors by the end of November this year and is in the process of evaluating their statements of Year 2000 compliance. In addition, the Company is working with other members of the Air Transport Association, the airline industry trade group, to share information and resources regarding vendors which are common to the entire industry.

      In management's experience, it is not always possible to obtain written certification of Year 2000 compliance from third party vendors. Accordingly, in such cases, the Company is basing its assessment on its own testing, other materials made available by such vendors and other publicly available information. Upon the conclusion of such assessment, the Company will evaluate the need for contingency plans which may be needed in the event any such vendor cannot demonstrate to the Company, on a timely basis, its Year 2000 compliance.

      The Company currently intends to substantially complete assessment and contingency planning of sole providers and other vital and critical vendors by the end of 1998.


     Year 2000 Costs

     The Company has expensed $7.9 million ($1.3 million in third quarter 1998) of costs incurred to date related to the Year 2000 issue. The total remaining cost of the Year 2000 project is presently estimated at approximately $13.2 million, which will be expensed as incurred.

     Risk of Year 2000 Issues

      The Company believes that its project to convert its computer systems to be Year 2000 ready will be completed in a timely manner and that Year 2000 issues will not have a material adverse effect on operations. However, it is possible that the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. The Company is currently in the process of developing contingency plans related to internal business critical systems and for those critical relationships with third parties. There can be no guarantee, however, that the Company's systems and equipment or third parties' systems and equipment on which Southwest relies will be Year 2000 ready in a timely manner or that contingency plans will mitigate the impact of any failure to complete plans in a timely manner.

      The costs of the project, the dates on which the Company believes it will complete the Year 2000 modifications and assessments, and the Company's analysis of its risk in this area, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer code, as well as the cooperation needed from third party vendors and others upon whom the Company must rely.

Item  3.    Quantitative and Qualitative Disclosures About Market
Risk

      There have been no material changes in information required to be provided under this Item during third quarter 1998. See
Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The  Company received a statutory notice of  deficiency
          from  the Internal  Revenue Service (the "IRS") in July
          1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns  for  the  taxable  years  1989  through 1991
          for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other
          members  of  the  airline industry.   In  response to
          the statutory notice of deficiency, the Company filed a petition in the United States Tax court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the results of operations of the Company.
          This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation and the actions of the IRS, judges and juries.


Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None




Item 5.   Other Information

          In September 1998, Southwest's pilots voted to keep their ten-year contract which originally became effective in 1994. The ten-year agreement, which froze the pilots' pay for the first five years of the contract in exchange for stock options, contained a unilateral provision which allowed pilots to reopen contract negotiations at the midpoint of the agreement in 1999. The agreement now becomes amendable September 1, 2004.

          In October 1998, Southwest's dispatch Employees signed a twelve-year contract which will be effective through November 30, 2009. The contract provides for the issuance of up to 1,050,000 shares of stock options distributed to dispatch Employees over the term of the agreement.

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

                                SOUTHWEST AIRLINES CO.





November 12, 1998                 /s/ Gary Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)





























                        INDEX TO EXHIBITS


Exhibit
Number                      Exhibit



(27)                Financial Data Schedule