Form 10-K
period 1998-12-31
SOUTHWEST AIRLINES CO
filed 1999-03-26
CIK 92380

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998 or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Aggregate market value of Common Stock held by nonaffiliates as of
                                 March 1, 1999:

                                 $9,947,471,987

         Number of shares of Common Stock outstanding as of the close of business on March 1, 1999:

                               334,405,787 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of
         Shareholders, May 20, 1999:             PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

         Southwest Airlines Co. ("Southwest") is a major domestic airline that provides primarily shorthaul, high-frequency, point-to-point, low-fare service. Southwest was incorporated in Texas and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

         At yearend 1998, Southwest operated 280 Boeing 737 aircraft and provided service to 53 airports in 52 cities in 26 states throughout the United States. Southwest commenced service to Manchester, New Hampshire in June 1998, and will commence service to Islip, New York in March 1999 and Raleigh-Durham, North Carolina in June, 1999.

         On December 31, 1993, Southwest acquired Morris Air Corporation ("Morris") in a stock-for-stock exchange, issuing approximately 3.6 million shares (not adjusted for subsequent stock splits) of Southwest Common Stock in exchange for all of the outstanding shares of Morris. During 1994, the operations of Morris were substantially integrated with those of Southwest, and Morris ceased service as a certificated air carrier in March 1995. Unless the context requires otherwise, references in this annual report to the "Company" include Southwest and Morris.

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

FUEL

         The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon for scheduled carrier service over the past five years was as follows:


                                    1994                      $.54
                                    1995                      $.55
                                    1996                      $.65
                                    1997                      $.62
                                    1998                      $.46


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

           Historically, the Company's principal hedging program utilizes the purchase of crude oil call options at a nominal premium and at volumes of up to 30% of its quarterly fuel requirements. However, in order to provide greater protection against increasing fuel costs during this time of exceedingly low fuel prices, the Company has significantly increased its hedging activities. As of January 1999, the Company had outstanding fixed price swap agreements for hedging fuel prices on 77 percent and 74 percent of its fuel needs in first and second quarter 1999, respectively. For more discussion of current fuel costs, the impact of these costs on the Company's operations, and the effect of hedging transactions, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

REGULATION

         Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997, (commonly known as the "Wright Amendment"), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states." Southwest does not interline or offer joint fares with any other air carrier. The Wright Amendment does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field to points beyond Texas and the other seven aforementioned states.

         The Department of Transportation ("DOT") has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of authorization, which does not confer either exclusive or proprietary rights. The Company's certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Wright Amendment, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with any provisions of subchapter IV of the Federal Aviation Act of 1958, or any order, rule or regulation issued thereunder or any term, condition or limitation of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and has been given a reasonable time to effect compliance.

         DOT prescribes uniform disclosure standards regarding terms and conditions of carriage, and prescribes that terms incorporated into the Contract of Carriage by reference are not binding upon passengers unless notice is given in accordance with its regulations.

         Safety. The Company is subject to the jurisdiction of the Federal Aviation Administration ("FAA") with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U. S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

         Environmental. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase out of Stage 2 airplanes (which meet less stringent noise emission standards than later model Stage 3 airplanes) in the contiguous 48 states by December 31, 1999. Operation of Stage 2 aircraft after December 31, 1999 is prohibited, subject, however, to an extension of the final compliance date to December 31, 2003, if at least 85 percent of the aircraft used by the operator in the contiguous United States will comply with Stage 3 noise levels by July 1, 1999 and the operator successfully obtains a waiver from the FAA of the December 31, 1999 final phaseout date. Statutory requirements to obtain a waiver include a determination by the FAA that the waiver is in the public interest or would enhance competition or benefit service to small communities. There is no assurance that such a waiver is obtainable.

         The Company's fleet, as of December 31, 1998, consisted of 23 Stage 2 aircraft and 257 Stage 3 aircraft, yielding a Stage 3 percentage of over 90 percent. As of December 31, 1998, of the 23 Stage 2 aircraft operated by the Company, 12 are leased from third parties and 11 are owned by the Company. Based upon the Company's current schedule for delivery of new Stage 3 aircraft, including options, and the Company's planned retirement schedule for Stage 2 aircraft, assuming no hushkitting, the Company will exceed the 85 percent compliance requirement by July 1, 1999; however, the Company currently intends to hushkit at least 17 additional aircraft. The Company plans to achieve 100 percent compliance by December 31, 1999.

         ANCA also requires the FAA to establish parameters within which any new Stage 2 and Stage 3 noise or access restrictions at individual airports must be developed. The published rules generally provide that local noise restrictions on Stage 3 aircraft first effective after October 1990 require FAA approval, and establish a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. Certain airports, including San Diego, Burbank, and Orange County, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

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

MARKETING AND COMPETITION

          Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1998 was 441 miles with an average duration of approximately one hour. At yearend, Southwest served approximately 245 one-way nonstop city pairs.

         Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 75 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore, Burbank, Manchester, Oakland, San Jose, Providence and Ft. Lauderdale airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, approximately 20 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other airlines, nor have any commuter feeder relationships.

         Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

         In January 1995, Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print a paper ticket altogether, and improved access to Ticket By Mail for direct Customers by reducing the time limit from seven days out from the date of travel to three days. Southwest also entered into a new arrangement with SABRE, the computer reservation system in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet's World Wide Web at http://www.southwest.com. At December 31, 1998, approximately 70% of Southwest's Customers were choosing the Ticketless travel option.

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

FREQUENT FLYER AWARDS

         Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers can also receive flight credits by using the services of non-airline partners, which include credit card partners, a telephone company, car rental agencies, and the Southwest Airlines Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after flying eight roundtrips (or 16 one-way trips) on Southwest within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted after flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

         The trips flown as credit towards a free travel award are valid for twelve months only; the free travel awards are automatically generated when earned by the Customer rather than allowing the Customer to bank the trip credits indefinitely; and the free travel awards are valid for one year with an automatic expiration date. Based on the issuance of free travel awards to qualified members, coupled with the foregoing program characteristics and the use of "black out" dates for the free travel awards during peak holiday periods, the financial impact of free travel awards used on the Company's consolidated financial statements has not been material. Free travel awards redeemed were approximately 927,000, 782,000, and 494,000, during 1998, 1997, and 1996, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 3.5 percent in 1998, 3.1 percent in 1997, and 2.0 percent in 1996.

         The Company accounts for free travel awards using the incremental cost method, regardless of the source of the credit (such as credit for flights or use of business partner services), consistent with the other major airlines. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost to provide free transportation is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. The estimated incremental costs include passenger costs such as beverage and snack supplies, baggage claims, baggage handling, and liability insurance; operations costs such as security services, airport rentals, fuel, oil, and into-plane charges; and reservations costs, such as communications and system operations fees. The liability for free travel awards earned but not used at December 31, 1998 and 1997 was not material.

         The number of Award Tickets for Southwest outstanding at December 31, 1998 and 1997 was approximately 688,000 and 485,000, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equate to approximately 50-60 percent of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately 15 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 1998 and 1997 was approximately 21,000 and 20,000, respectively. The Company currently estimates that three to four trips will be redeemed per outstanding Companion Pass.

EMPLOYEES

         At December 31, 1998, Southwest had 25,844 active employees, consisting of 7,898 flight, 1,163 maintenance, 13,719 ground customer service and 3,064 management, accounting, marketing, and clerical personnel.

         Southwest has ten collective bargaining agreements covering approximately 83 percent of its employees. Southwest's Customer service and Reservation employees are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), which becomes amendable in November 2002. Flight attendants are subject to an agreement with the Transportation Workers Union of America, AFL-CIO ("TWU"), which becomes amendable in May 2002. Fleet service employees are subject to an agreement with the TWU which becomes amendable in December 1999. The pilots are subject to an agreement with the Southwest Airlines Pilots' Association ("SWAPA"), which becomes amendable in September 2004 (described below). Flight dispatchers are represented by the Southwest Airlines Employees Association, pursuant to an agreement which will become amendable in November 2009. Aircraft cleaners and stock clerks, mechanics, and flight simulator technicians are represented by the International Brotherhood of Teamsters pursuant to separate agreements which become amendable in August 2000, August 2000, August 2001, and October 2000, respectively. The flight/ground school instructors and flight crew training instructors are subject to an agreement with the Southwest Airlines Professional Instructors Association which becomes amendable in December 2000.

      In January 1995, Southwest's pilots ratified a ten-year labor agreement, effective through August 2004, subject to a right by the pilots to terminate the agreement as of August 1999. After a vote of its membership, in September 1998 SWAPA notified the Company that it would not exercise its right to terminate the agreement early, and the parties have executed a side letter providing that the agreement will remain in effect through August 2004. Pilots have received no wage increases (other than seniority and upgrade increases) in the first five years of the agreement, and pursuant to the agreement and side letter will receive three percent wage increases in each of the last five years of the agreement. Initially, the pilots received options to purchase approximately 32.8 million shares of Southwest common stock at $8.89 per share (adjusted for stock splits) over the term of the contract. The exercise price reflected a premium of approximately five percent over the fair market value of the stock on the date of the grant. Pilots hired subsequently receive additional grants at a five per cent premium over the then current fair market value. Up to 40,500,000 shares ultimately can be issued under the pilot stock option plan.

ITEM 2. PROPERTIES

AIRCRAFT

      Southwest operated a total of 280 Boeing 737 aircraft as of December 31, 1998, of which 99 and 13 were under operating and capital leases, respectively. The remaining 168 aircraft were owned.

      Southwest is the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 1998, Southwest had 25 737-700 aircraft in service.

      In total, at December 31, 1998, the Company had 105 firm orders to purchase Boeing 737 Aircraft as follows:

        Type          Seats  1999   2000    2001   2002   2003    2004
        ----          -----  ----   ----    ----   ----   ----    ----

        737-700       137     32      21       21     21     5       5

      The Company also has 62 options for deliveries in 2003 through 2006. The Company has also contracted to purchase two used Boeing 737-300 aircraft for delivery in the second quarter 1999.

      The average age of the Company's fleet at December 31, 1998 was 8.4 years.

GROUND FACILITIES AND SERVICES

      Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field which houses five 737 simulators, and its corporate headquarters also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1998, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

      The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual maintenance costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Southwest, their positions, and their respective ages (as of March 1, 1999) are as follows:

                                                                                                       EXECUTIVE
                                                                                                        OFFICER
                                                                                                      CONTINUOUSLY
         NAME                               POSITION                                   AGE               SINCE
         ----                               --------                                   ---            ------------
Herbert D. Kelleher                 Chairman of the Board, President,                   67                1967
                                    and Chief Executive Officer

Colleen C. Barrett                  Executive Vice President-Customers                  54                1978
                                    and Corporate Secretary

John G. Denison                     Executive Vice President-                           54                1986
                                    Corporate Services

James C. Wimberly                   Executive Vice President,                           46                1985
                                    Chief Operations Officer

Gary C. Kelly                       Vice President-Finance,                             43                1986
                                    Chief Financial Officer

James F. Parker                     Vice President-General Counsel                      52                1986

Ron Ricks                           Vice President-Governmental Affairs                 49                1986

Dave Ridley                         Vice President-Ground Operations                    46                1998

Joyce C. Rogge                      Vice President - Marketing                          41                1997

Elizabeth P. Sartain                Vice President - People                             44                1999


      Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      June Morris, a Director of the Company, filed a Form 4 reporting transactions pursuant to one sell order in a report due five months earlier and transactions pursuant to one sell order in a report one month late.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock, as adjusted for the November 1997 and August 1998 three-for-two stock splits, were:


      PERIOD                                   DIVIDEND                  HIGH                  LOW
      ------                                   --------                  ----                  ---
         1998
                  1st Quarter                  $.00667                  $21.42                $15.33
                  2nd Quarter                   .00667                   20.71                 16.83
                  3rd Quarter                   .00750                   23.38                 17.19
                  4th Quarter                   .00750                   23.75                 15.31

         1997
                  1st Quarter                  $.00513                  $11.11                 $9.45
                  2nd Quarter                   .00513                   12.45                  9.55
                  3rd Quarter                   .00513                   14.75                 11.55
                  4th Quarter                   .00667                   17.50                 12.55

         As of March 1, 1999, there were 9,741 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During 1998, Herbert D. Kelleher, President and Chief Executive Officer, exercised unregistered options to purchase Southwest Common Stock as follows (the numbers have not been adjusted for the subsequent stock split):



      Number of Shares Purchased        Exercise Price       Date of Exercise
      --------------------------        --------------       ----------------
                151,875                      $1.00                1/9/98

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 1998 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.


                                                                     YEARS ENDED DECEMBER 31,(1)
                                               --------------------------------------------------------------------------
                                             1998              1997               1996              1995               1994
                                             ----              ----               ----              ----               ----
FINANCIAL DATA:
 (in thousands except per share amounts)
 Operating revenues ..................... $ 4,163,980       $ 3,816,821       $ 3,406,170       $ 2,872,751        $ 2,591,933
 Operating expenses .....................   3,480,369         3,292,585         3,055,335         2,559,220          2,275,224
                                          -----------       -----------       -----------       -----------        -----------
 Operating income .......................     683,611           524,236           350,835           313,531            316,709
 Other expenses, net ....................     (21,501)            7,280             9,473             8,391             17,186
                                          -----------       -----------       -----------       -----------        -----------
 Income before income taxes .............     705,112           516,956           341,362           305,140            299,523
 Provision for income taxes .............     271,681           199,184           134,025           122,514            120,192
                                          -----------       -----------       -----------       -----------        -----------
 Net income ............................. $   433,431       $   317,772       $   207,337       $   182,626        $   179,331
                                          ===========       ===========       ===========       ===========        ===========

 Net income per share, basic(1) ......... $      1.30       $       .97       $       .64       $       .56        $       .56
 Net income per share, diluted(1) ....... $      1.23       $       .93       $       .61       $       .55        $       .54
 Cash dividends per common share(1) ..... $    .02834       $    .02206       $    .01955       $    .01778        $    .01778
 Total assets at period-end ............. $ 4,715,996       $ 4,246,160       $ 3,723,479       $ 3,256,122        $ 2,823,071
 Long-term obligations at period-end .... $   623,309       $   628,106       $   650,226       $   661,010        $   583,071
 Stockholders' equity at period-end ..... $ 2,397,918       $ 2,009,018       $ 1,648,312       $ 1,427,318        $ 1,238,706

OPERATING DATA:
 Revenue passengers carried .............  52,586,400        50,399,960        49,621,504         44,785,573        42,742,602(3)
 Revenue passenger miles (RPMs) (000s) ..  31,419,110        28,355,169        27,083,483         23,327,804        21,611,266
 Available seat miles (ASMs) (000s) .....  47,543,515        44,487,496        40,727,495         36,180,001        32,123,974
 Load factor ............................        66.1%             63.7%              66.5%              64.5%            67.3%
 Average length of passenger haul (miles)         597               563                546                521              506
 Trips flown ............................     806,822           786,288           748,634            685,524           624,476
 Average passenger fare ................. $     75.38       $     72.21       $     65.88       $      61.64       $     58.44
 Passenger revenue yield per RPM ........       12.62(cent)       12.84(cent)       12.07(cent)        11.83(cent)       11.56(cent)
 Operating revenue yield per ASM ........        8.76(cent)        8.58(cent)        8.36(cent)         7.94(cent)        8.07(cent)
 Operating expenses per ASM .............        7.32(cent)        7.40(cent)        7.50(cent)         7.07(cent)        7.08(cent)
 Fuel cost per gallon (average) .........       45.67(cent)       62.46(cent)       65.47(cent)        55.22(cent)       53.92(cent)
 Number of employees at year-end ........      25,844            23,974            22,944             19,933            16,818
 Size of fleet at year-end (2) ..........         280               261               243                224               199

------------------
(1) On July 22, 1998 the Company's Board of Directors declared a three for two stock split on the Company's Common Stock, distributed on August 20, 1998. Except as specifically noted elsewhere, all share and per share data in this annual report have been restated to give effect to the stock split, as well as prior stock splits previously disclosed.

(2)      Includes leased aircraft.

(3)      Includes certain estimates for Morris.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 1998, Southwest posted a record annual profit for the seventh consecutive year and a profit for the 26th consecutive year. The Company also posted record operating revenues; record operating income; the highest net profit margin since 1981 of 10.4 percent; and the highest operating profit margin since 1981 of 16.4 percent. The Company experienced strong revenue growth, low unit costs, and continued strong demand for our product.

At the end of 1998, Southwest served 52 cities in 26 states. We added service to Manchester, New Hampshire, in June 1998 and have been very pleased with the results. We have plans to add new service to Islip, New York, on Long Island in March 1999 and will begin serving at least one other new city in 1999. With the net addition of at least 28 aircraft in 1999 (32 new Boeing 737-700s, two used -300s, and the retirement of six older -200s), we will also continue to add additional flights to cities we already serve. We are actively pursuing the acquisition of additional used 737-300s that would add to our 1999 expansion efforts.

During 1998, Boeing experienced production delays related to the 737 production line. These production delays, for the most part, have been remedied by Boeing and we currently do not anticipate any significant delays in 1999.

Also during 1998, the Company's Customer Service and Reservations Sales Agents, represented by the International Association of Machinists and Aerospace Workers, AFL-CIO, and Flight Dispatchers, represented by the Southwest Airlines Employees Association, ratified collective bargaining agreements which will run through the years 2002 and 2009, respectively. In addition, in September 1998, the Company's pilots voted to continue their ten-year agreement with the Company which next becomes amendable in 2004.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997 The Company's consolidated net income for 1998 was $433.4 million ($1.23 per share, diluted), as compared to the corresponding 1997 amount of $317.8 million ($.93 per share, diluted), an increase of 36.4 percent. The prior years' earnings per share amounts have been restated for the 1998 three-for-two stock split (see Note 7 to the Consolidated Financial Statements).

OPERATING REVENUES Consolidated operating revenues increased by 9.1 percent in 1998 to $4,164.0 million, compared to $3,816.8 million for 1997. This increase in 1998 operating revenues was derived primarily from an 8.9 percent increase in passenger revenues as a result of a 10.8 percent increase in revenue passenger miles (RPMs) offset by a 1.7 percent decrease in passenger revenue yield per RPM. While Southwest's passenger revenues increased 8.9 percent in 1998, the RPM yield decline resulted from the higher load factors, a 6.0 percent increase in passenger trip lengths, and higher federal excise taxes on domestic tickets. Assuming load factors and passenger trip lengths continue to be above year-ago levels, RPM yields will continue this trend. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, competitive responses from other air carriers and general economic conditions.)

The 10.8 percent increase in RPMs in 1998 exceeded the 6.9 percent increase in available seat miles (ASMs), resulting in an increase in load factor from 63.7 percent in 1997 to 66.1 percent in 1998. The 1998 ASM growth resulted from the net addition of 19 aircraft during the year. The load factor was 59.2 percent in January 1999, up 5.2 points from January 1998.

Freight revenues in 1998 were $98.5 million, compared to $94.8 million in 1997. The 3.9 percent increase in freight revenues fell short of the 6.9 percent increase in ASMs for the same period. United States mail revenue declined 2.5 percent in 1998 and 9.4 percent for fourth quarter 1998 as the postal service continues to shift away from commercial carriers. This trend is expected to continue in 1999. Other air freight revenues increased 8.5 percent in 1998 due to increased capacity.

Other revenues increased by 22.7 percent in 1998 to $101.7 million, compared to $82.9 million in 1997. This increase is primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program.

OPERATING EXPENSES Consolidated operating expenses for 1998 were $3,480.4 million, compared to $3,292.6 million in 1997, an increase of 5.7 percent, compared to the 6.9 percent increase in capacity. Operating expenses per ASM decreased 1.1 percent in 1998, compared to 1997, primarily due to a 26.9 percent decrease in average jet fuel price. The decrease in average jet fuel prices was offset by a $36.1 million increase in Profitsharing and Employee savings plan contributions and an increase in maintenance costs primarily due to unusually low aircraft engine overhaul costs in the first half of 1997.

Unit costs are expected to continue to benefit in first quarter 1999, versus first quarter 1998, from lower jet fuel prices. Excluding jet fuel costs, operating expenses per ASM are expected to increase in first quarter 1999 compared to first quarter 1998 primarily due to higher Profitsharing and Employee savings plan contributions and increased advertising primarily related to the opening of Islip, New York, on Long Island on March 14, 1999. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

Operating expenses per ASM for 1998 and 1997 were as follows:

OPERATING EXPENSES PER ASM

                                                              INCREASE   PERCENT
                                  1998            1997       (DECREASE)   CHANGE
--------------------------------------------------------------------------------
Salaries, wages,
         and benefits.........   2.35(cent)     2.26(cent)     .09(cent)     4.0%

Employee profitsharing
         and savings plans....    .35            .30           .05          16.7

Fuel and oil..................    .82           1.11          (.29)        (26.1)

Maintenance materials and
         repairs..............    .64            .58           .06          10.3

Agency commissions............    .33            .35          (.02)         (5.7)

Aircraft rentals..............    .43            .45          (.02)         (4.4)

Landing fees and
         other rentals........    .45            .46          (.01)         (2.2)

Depreciation..................    .47            .44           .03           6.8

Other.........................   1.48           1.45           .03           2.1
--------------------------------------------------------------------------------

  Total.......................   7.32(cent)     7.40(cent)    (.08)(cent)   (1.1)%
--------------------------------------------------------------------------------

Salaries, wages, and benefits per ASM increased 4.0 percent in 1998. This increase resulted primarily from a 6.9 percent increase in 1998 average salary and benefits cost per Employee. The increase in average salary and benefits cost per Employee primarily is due to higher effective wage rates, lower productivity in 1998 caused by Boeing aircraft delivery delays, and increased health care and workers' compensation costs.

Profitsharing and Employee savings plans expense per ASM increased 16.7 percent in 1998, primarily due to higher earnings available for profitsharing.

Fuel and oil expenses per ASM decreased 26.1 percent in 1998, primarily due to a
26.9 percent decrease from 1997 in the average jet fuel cost per gallon. The average price paid for jet fuel in 1998 was $.4567 compared to $.6246 in 1997. During fourth quarter 1998, the average cost per gallon decreased 28.0 percent to $.4346 compared to $.6040 in fourth quarter 1997. In January 1999, fuel prices averaged approximately $.38 per gallon. Year-over-year decreases in jet fuel prices are expected to continue in first quarter 1999 due to the continued oversupply of crude oil and related products, along with the effects of the Company's current fuel hedging positions. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

Maintenance materials and repairs per ASM increased 10.3 percent in 1998, compared to 1997, primarily as a result of an unusually low number of aircraft engine overhauls in the first six months of 1997. Fourth quarter 1998 maintenance materials and repairs per ASM increased 3.2 percent over fourth quarter 1997. We expect modest year-over-year unit-cost growth for maintenance materials and repairs in 1999. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unanticipated required aircraft airframe or engine repairs.)

Agency commissions per ASM decreased 5.7 percent in 1998, when compared to 1997, primarily due to a decrease in the percentage of commissionable sales.

Aircraft rentals per ASM decreased 4.4 percent in 1998, compared to 1997, primarily due to a lower percentage of the aircraft fleet being leased.

Depreciation expense per ASM increased 6.8 percent in 1998, compared to 1997, primarily due to a higher percentage of the aircraft fleet being owned. Effective January 1, 1999, the Company will revise its estimated useful lives of its Boeing 737-300/500 aircraft from 20 years to 23 years. This change in accounting estimate will decrease aircraft depreciation by approximately $25 million in 1999.

Other operating expenses per ASM increased 2.1 percent in 1998, compared to 1997, primarily due to increased costs resulting from the Year 2000 remediation program and increased revenue related costs such as credit card processing and communications, offset by lower insurance costs. Advertising costs are expected to increase in first quarter 1999 as a result of opening a new city in March 1999. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, competitive responses from other air carriers and general economic conditions.)

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and nonoperating gains and losses. Interest expense decreased $7.2 million in 1998 primarily due to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased $5.8 million in 1998 as a result of higher 1998 progress payment balances. Interest income for 1998 decreased primarily due to lower invested cash balances. Nonoperating gains in 1998 primarily included contractual penalties due from Boeing as a result of aircraft delivery delays.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, was unchanged from 1997 to 1998.


1997 COMPARED WITH 1996 The Company's consolidated net income for 1997 was $317.8 million ($.93 per share, diluted), as compared to the corresponding 1996 amount of $207.3 million ($.61 per share, diluted), an increase of 53.3 percent.

OPERATING REVENUES Consolidated operating revenues increased by 12.1 percent in 1997 to $3,816.8 million, compared to $3,406.2 million for 1996. This increase in 1997 operating revenues was derived primarily from an 11.3 percent increase in passenger revenues as a result of a 4.7 percent increase in RPMs and a 6.4 percent increase in passenger revenue yield per RPM. Southwest's passenger revenues benefited from a strong U.S. economy, strong demand for air travel, increased fares, and a favorable mix of higher yielding fares.

The 4.7 percent increase in RPMs in 1997, coupled with a 9.2 percent increase in ASMs, resulted in a decrease in load factor from 66.5 percent in 1996 to 63.7 percent in 1997. The decrease in load factor was primarily the result of less promotional fare activity in 1997. The 1997 ASM growth resulted from the addition of 18 aircraft during the year.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $886.1 million in 1998, compared to $610.6 million in 1997.

During 1998, capital expenditures of $947.1 million primarily were for the purchase of 22 new 737-700 aircraft and four used 737-300 aircraft along with progress payments for future aircraft deliveries. In February 1998, the Company redeemed $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. At December 31, 1998, capital commitments of the Company primarily consisted of scheduled aircraft acquisitions and related flight equipment.

As of July 22, 1998, the Board of Directors increased the Company's authorization to repurchase shares of its outstanding common stock to $100 million. The Company completed this repurchase program during third quarter 1998, resulting in the repurchase of approximately 4.9 million post-split shares.

As of December 31, 1998, Southwest had 105 new 737-700s on firm order, including 32 to be delivered in 1999, with options to purchase another 62. Aggregate funding required for firm commitments approximated $2,492.5 million through the year 2004, of which $715.9 million related to 1999. See Note 2 to the Consolidated Financial Statements for further information.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1998, of $378.5 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at December 31, 1998). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $318.8 million of public debt securities, which it currently intends to utilize for aircraft financings in 1999 and 2000.

MARKET RISK

In 1997, the Securities and Exchange Commission issued new rules (Item 305 of Regulation S-K) which require disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, Southwest currently has market risk sensitive instruments related to jet fuel prices and interest rates.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel consumed in 1998 and 1997 represented approximately 11.2 and 15.0 percent of Southwest's operating expenses, respectively. Southwest endeavors to acquire jet fuel at the lowest prevailing prices possible.

The Company has historically hedged its exposure to jet fuel price market risk only on a conservative, limited basis. In December 1998, in order to take advantage of historically low jet fuel prices, Southwest increased its fuel hedging activity by entering into fixed price swap agreements hedging approximately 77 percent and 56 percent of its jet fuel needs in first and second quarter 1999, respectively. In January 1999, the Company increased its hedging position for second quarter 1999 to 74 percent. During 1999, the Company may continue its fuel hedging activities at these higher levels to take advantage of the historically low jet fuel prices.

The fair values of outstanding fixed price swap agreements and purchased crude oil call options related to the Company's jet fuel price market risk at December 31, 1998 and 1997, and during the years then ended, were not material. A hypothetical ten percent increase or decrease in the underlying fuel related commodity prices from the December 31, 1998, prices would correspondingly change the fair value of these derivative commodity instruments and their related cash flows by approximately $10 million.

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

As disclosed in Note 4 to the Consolidated Financial Statements, the Company had outstanding unsecured debt of $500 million and

$600 million at December 31, 1998 and 1997, respectively, of which only $500 million was long-term at December 31, 1997. This long-term debt represents only
12.1 percent and 14.5 percent of total noncurrent assets at December 31, 1998 and 1997, respectively. The Company currently has an average maturity of ten years for the long-term debt at fixed rates averaging 8.3 percent, which is comparable to average rates prevailing over the last ten years.

At December 31, 1998, the Company operated 112 aircraft under operating and capital leases at rates that are substantially fixed. As defined in Item 305, leases are not market risk sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 5 to the Consolidated Financial Statements.

The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed and the financial leverage is modest. Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $379 million and $623 million at December 31, 1998 and 1997, respectively. The Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 1998, is low, as the investments mature within three months. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not impact the Company's earnings or cash flow as the interest rates on the Company's long-term debt are fixed and its cash investments are short-term. A ten percent change in market interest rates would not have a material effect on the fair value of the Company's publicly traded long-term debt or its short-term cash investments.

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

FLIGHT SAFETY SYSTEMS The Company has completed all phases of its Year 2000 project as it relates to its aircraft fleet and onboard support systems. The Company has determined there are no safety issues with these systems.

The Company also utilizes ground computer systems and equipment essential for the maintenance of aircraft and the management of flight operations. The identification, assessment, and remediation phases of the project with respect to these systems and equipment are completed. The Company expects to complete testing by mid-1999.

INTERNAL SYSTEMS The Company's critical internal systems include computer hardware, software, and related equipment for customer reservations, ticketing, flight and crew scheduling, revenue management, accounting functions, and payroll, as well as airport activities including aircraft ground handling, bag handling, and security. The computing hardware and telecommunications equipment in the Company's central data center are essentially Year 2000 ready at this time. The majority of the Company's vital and critical software systems are either in testing or have already been made Year 2000 ready. While some systems are currently in the testing phase, with a small number in the remediation phase, the Company expects the majority of vital and critical systems to be Year 2000 ready by mid-1999.

THIRD PARTIES The Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company is also identifying and assessing the impact of Year 2000 issues as they may affect the vendors' businesses (which, in turn, could affect the Company). The Company has made initial contacts with all of its material third party vendors and is in the process of evaluating their statements of Year 2000 compliance. In addition, the Company continues to work with other members of the Air Transport Association, the airline industry trade group, to share information and resources regarding vendors which are common to the entire industry.

In management's experience, it is not always possible to obtain written certification of Year 2000 compliance from third party vendors. Accordingly, in such cases, the Company is basing its assessment on its own testing, other materials made available by such vendors, and other publicly available information. Upon the conclusion of such assessment, the Company will evaluate the need for contingency plans which may be needed in the event any such vendor cannot demonstrate to the Company, on a timely basis, its Year 2000 compliance.

The Company expects this evaluation and assessment will be an ongoing process through the balance of 1999.

YEAR 2000 COSTS The Company has expensed $11.0 million ($7.1 million in 1998) of costs incurred to date related to the Year 2000 issue. The total remaining cost of the Year 2000 project is presently estimated at approximately $7 million, which will be expensed as incurred.

RISK OF YEAR 2000 ISSUES The Company believes its project to convert its computer systems to be Year 2000 ready will be completed in a timely manner and Year 2000 issues will not have a material adverse effect on operations. However, it is possible the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. The Company is currently in the process of developing contingency plans related to internal business critical systems and for those critical relationships with third parties. There can be no guarantee, however, that the Company's systems and equipment or third parties' systems and equipment on which Southwest relies will be Year 2000 ready in a timely manner or that contingency plans will mitigate the impact of any failure to complete plans in a timely manner.

The costs of the project, the dates on which the Company believes it will complete the Year 2000 modifications and assessments, and the Company's analysis of its risk in this area are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer code, as well as the cooperation needed from third party vendors and others upon whom the Company must rely.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Risk".





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP

                                                  /s/ ERNST & YOUNG LLP

Dallas, Texas
January 20, 1999

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                           1998             1997
-----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ......................     $   378,511      $   623,343
  Accounts receivable ............................          88,799           76,530
  Inventories of parts and supplies,
    at cost ......................................          50,035           52,376
  Deferred income taxes (Note 10) ................          20,734           18,843
  Prepaid expenses and other current
    assets .......................................          36,076           35,324
                                                       -----------      -----------
      Total current assets .......................         574,155          806,416


Property and equipment, at cost
  (Notes 2 and 5):
  Flight equipment ...............................       4,709,059        3,987,493
  Ground property and equipment ..................         720,604          601,957
  Deposits on flight equipment
    purchase contracts ...........................         309,356          221,874
                                                       -----------      -----------
                                                         5,739,019        4,811,324
  Less allowance for depreciation ................       1,601,409        1,375,631
                                                       -----------      -----------
                                                         4,137,610        3,435,693
Other assets .....................................           4,231            4,051
                                                       -----------      -----------
                                                       $ 4,715,996      $ 4,246,160
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................     $   157,415      $   160,891
  Accrued liabilities (Note 3) ...................         477,448          426,950
  Air traffic liability ..........................         200,078          153,341
  Current maturities of long-term
    debt (Note 4) ................................          11,996          121,324
  Other current liabilities ......................           3,716            6,007
                                                       -----------      -----------
      Total current liabilities ..................         850,653          868,513

Long-term debt less current
  maturities (Note 4) ............................         623,309          628,106
Deferred income taxes (Note 10) ..................         549,207          438,981
Deferred gains from sale and
  leaseback of aircraft ..........................         238,412          256,255
Other deferred liabilities .......................          56,497           45,287


Commitments and contingencies (Notes 2, 5, and 10)
Stockholders' equity (Notes 7 and 8):
  Common stock, $1.00 par value:
    850,000,000 shares authorized;
    335,904,306 and 221,207,083
    shares issued in 1998 and
    1997, respectively ...........................         335,904          221,207
  Capital in excess of par value .................          89,820          155,696
  Retained earnings ..............................       2,044,975        1,632,115
  Treasury stock, at cost: 3,601,121
    shares in 1998 ...............................         (72,781)            --
                                                       -----------      -----------
     Total stockholders' equity ..................       2,397,918        2,009,018
                                                       -----------      -----------
                                                       $ 4,715,996      $ 4,246,160
                                                       ===========      ===========


SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)


                                                                  YEARS ENDED DECEMBER 31,
                                                             1998           1997          1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ................................     $ 433,431      $ 317,772      $ 207,337
          Adjustments to reconcile net income
            to net cash provided by operating
              activities:
              Depreciation ..........................       225,212        195,568        183,470
              Deferred income taxes .................       108,335         81,711         67,253
              Amortization of deferred gains
                   on sale and leaseback of
                   aircraft .........................       (15,251)       (15,414)       (18,263)
              Amortization of scheduled
               airframe overhauls ...................        22,763         20,540         20,539
              Changes in certain assets and
               liabilities:
                   Accounts receivable ..............       (12,269)        (3,090)         6,341
                   Other current assets .............         1,589          6,243        (19,534)
                   Accounts payable and
                       accrued liabilities ..........        53,194          8,751        132,096
                   Air traffic liability ............        46,737         (4,757)        26,942
                   Other current liabilities ........        19,293         (4,204)         5,334
              Other .................................         3,101          7,468          3,713
                                                          ---------      ---------      ---------
                       Net cash provided by
                        operating activities ........       886,135        610,588        615,228

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment .......      (947,096)      (688,927)      (677,431)
                       Net cash used in investing
                        activities ..................      (947,096)      (688,927)      (677,431)


CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of long-term debt ................          --           98,764           --
          Proceeds from aircraft sale and
              leaseback transactions ................          --             --          330,000
          Payment of long-term debt and capital
              lease obligations .....................      (118,859)       (12,665)       (12,695)
          Payment of cash dividends .................        (9,284)        (6,593)        (6,216)
          Proceeds from Employee stock plans ........        44,272         40,335         15,592
      Repurchase of common stock ....................      (100,000)          --             --
                                                          ---------      ---------      ---------
                       Net cash provided by (used in)
                        financing activities ........      (183,871)       119,841        326,681
                                                          ---------      ---------      ---------

     NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS ..........................      (244,832)        41,502        264,478

CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD .................................       623,343        581,841        317,363
                                                          ---------      ---------      ---------
     CASH AND CASH EQUIVALENTS AT END OF
          PERIOD ....................................     $ 378,511      $ 623,343      $ 581,841
                                                          =========      =========      =========

     CASH PAYMENTS FOR:
     Interest, net of amount capitalized ............     $  33,384      $  42,372      $  36,640
     Income taxes ...................................       147,447        107,066         66,447



  SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                                              CAPITAL
                                                             IN EXCESS
                                               COMMON            OF           RETAINED        TREASURY
                                                STOCK        PAR VALUE        EARNINGS          STOCK            TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 ..........     $   144,033     $   162,704      $ 1,120,581      $      --        $ 1,427,318


  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 8) ..........................           1,079          14,513             --               --             15,592

  Tax benefit of options exercised ....            --             4,433             --               --              4,433

  Cash dividends, $.0195 per share ....            --              --             (6,368)            --             (6,368)

  Net income - 1996 ...................            --              --            207,337             --            207,337

                                            -----------     -----------      -----------      -----------      -----------
Balance at December 31, 1996 ..........         145,112         181,650        1,321,550             --          1,648,312


  Three-for-two stock split (Note 7) ..          73,578         (73,578)            --               --               --
  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 8) ..........................           2,517          37,818             --               --             40,335

  Tax benefit of options exercised ....            --             9,806             --               --              9,806
  Cash dividends, $.0221 per share ....            --              --             (7,207)            --             (7,207)
  Net income - 1997 ...................            --              --            317,772             --            317,772

                                            -----------     -----------      -----------      -----------      -----------
Balance at December 31, 1997 ..........         221,207         155,696        1,632,115             --          2,009,018


  Three-for-two stock split (Note 7) ..         111,894        (111,894)            --               --               --
  Purchase of shares of treasury
     stock (Note 7) ...................            --              --               --           (100,000)        (100,000)
  Issuance of common and treasury stock
    upon exercise of executive stock
    options and pursuant to Employee
    stock option and purchase plans
    (Note 8) ..........................           2,803          24,434          (10,184)          27,219           44,272
  Tax benefit of options exercised ....            --            21,584             --               --             21,584
  Cash dividends, $.0283 per share ....            --              --            (10,387)            --            (10,387)
  Net income - 1998 ...................            --              --            433,431             --            433,431

                                            -----------     -----------      -----------      -----------      -----------
Balance at December 31, 1998 ..........     $   335,904     $    89,820      $ 2,044,975      $   (72,781)     $ 2,397,918
                                            ===========     ===========      ===========      ===========      ===========



SEE ACCOMPANYING NOTES.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                            1998            1997             1996
------------------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger ......................     $ 3,963,781      $ 3,639,193      $ 3,269,238
  Freight ........................          98,500           94,758           80,005
  Other ..........................         101,699           82,870           56,927
                                       -----------      -----------      -----------
     Total operating revenues ....       4,163,980        3,816,821        3,406,170

OPERATING EXPENSES:
  Salaries, wages, and
    benefits (Note 9) ............       1,285,942        1,136,542          999,719
  Fuel and oil ...................         388,348          494,952          484,673
  Maintenance materials and
    repairs ......................         302,431          256,501          253,521
  Agency commissions .............         157,766          157,211          140,940
  Aircraft rentals ...............         202,160          201,954          190,663
  Landing fees and other
    rentals ......................         214,907          203,845          187,600
  Depreciation ...................         225,212          195,568          183,470
  Other operating expenses .......         703,603          646,012          614,749
                                       -----------      -----------      -----------
     Total operating expenses ....       3,480,369        3,292,585        3,055,335
                                       -----------      -----------      -----------
OPERATING INCOME .................         683,611          524,236          350,835

OTHER EXPENSES (INCOME):
  Interest expense ...............          56,276           63,454           59,269
  Capitalized interest ...........         (25,588)         (19,779)         (22,267)
  Interest income ................         (31,083)         (36,616)         (25,797)
  Nonoperating (gains) losses,
   net ...........................         (21,106)             221           (1,732)
                                       -----------      -----------      -----------
     Total other expenses (income)         (21,501)           7,280            9,473
                                       -----------      -----------      -----------
INCOME BEFORE INCOME TAXES .......         705,112          516,956          341,362
PROVISION FOR INCOME TAXES
  (NOTE 10) ......................         271,681          199,184          134,025
                                       -----------      -----------      -----------
NET INCOME .......................     $   433,431      $   317,772      $   207,337
                                       ===========      ===========      ===========

NET INCOME PER SHARE, BASIC
  (NOTES 7, 8, AND 11) ...........     $      1.30      $       .97      $       .64
                                       ===========      ===========      ===========

NET INCOME PER SHARE, DILUTED
(NOTES 7, 8, AND 11) .............     $      1.23      $       .93      $       .61
                                       ===========      ===========      ===========


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that provides shorthaul, high-frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been reclassified for comparison purposes.

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

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to estimated residual values over periods ranging from 20 to 25 years for flight equipment and 3 to 30 years for ground property and equipment. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.

AIRCRAFT AND ENGINE MAINTENANCE The cost of engine overhauls and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe overhaul costs are capitalized and amortized over the estimated period benefited, presently the lesser of ten years or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

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

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997, and 1996 was $119,739,000, $112,961,000, and $109,136,000, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations.

DERIVATIVE FINANCIAL INSTRUMENTS The Company utilizes purchased crude oil call options and fixed price swap agreements to hedge a portion of its exposure to fuel price fluctuations. The cost of purchased crude oil call options and gains and losses on fixed price swap agreements are deferred and charged or credited to fuel expense in the same month that the underlying fuel being hedged is used. Gains and losses resulting from hedging positions terminated or settled early are recorded to fuel expense in the month of termination or settlement. Gains and losses on hedging transactions have not been material.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new

Statement effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.


2. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Thirty-two 737-700 aircraft are scheduled for delivery in 1999, 21 in 2000, 21 in 2001, 21 in 2002, five in 2003, and five in 2004. In addition, the Company has options to purchase up to 62 -700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the -700s scheduled subsequent to 2000. Aggregate funding needed for firm commitments is approximately $2,492.5 million, subject to adjustments for inflation, due as follows: $715.9 million in 1999, $520.2 million in 2000, $498.7 million in 2001, $515.8 million in 2002, $152.8 million in 2003, and $89.1 million in 2004.


3. ACCRUED LIABILITIES

---------------------------------------------------------------------------
(In thousands)                                       1998           1997
---------------------------------------------------------------------------
Employee profitsharing and
     savings plans (Note 9)......                 $  123,195     $   92,857
Aircraft rentals ................                    121,868        123,669
Vacation pay ....................                     54,781         50,812

Other ...........................                    177,604        159,612

                                                  -------------------------
                                                  $  477,448     $  426,950
                                                  =========================

4. LONG-TERM DEBT


------------------------------------------------------------------
(In thousands)                           1998               1997
------------------------------------------------------------------
9 1/4% Notes due 1998 ....            $   --              $100,000

9.4% Notes due 2001 ......             100,000             100,000

8 3/4% Notes due 2003 ....             100,000             100,000

8% Notes due 2005 ........             100,000             100,000

7 7/8% Notes due 2007 ....             100,000             100,000
7 3/8% Debentures due 2027             100,000             100,000
Capital leases (Note 5) ..             133,190             152,324

Other ....................               4,481                --
                                      ----------------------------

                                       637,671             752,324
Less current maturities ..              11,996             121,324

Less debt discount .......               2,366               2,894
                                      ----------------------------
                                      $623,309            $628,106
                                      ============================



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

During 1991, the Company issued $100 million of senior unsecured 9 1/4% Notes, $100 million of senior unsecured 9.4% Notes, and

$100 million of senior unsecured 8 3/4% Notes due February 15, 1998, July 1, 2001, and October 15, 2003, respectively. Interest on the Notes is payable semi-annually. The 9 1/4% Notes due February 15, 1998, were paid in full upon maturity. The remaining Notes are not redeemable prior to maturity.

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through May 6, 2002, on a revolving credit basis, up to $475 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the greater of the agent bank's prime rate or the federal funds rate plus .5 percent, .17 percent over LIBOR, or a fixed rate offered by the banks at the time of borrowing. The commitment fee is .08 percent per annum. There were no outstanding borrowings under this agreement, or prior similar agreements, at December 31, 1998 or 1997.


5. LEASES

Total rental expense for operating leases charged to operations in 1998, 1997, and 1996 was $306,629,000, $297,158,000, and $280,389,000, respectively. The majority of the Company's terminal operations space, as well as 99 aircraft, were under operating leases at December 31, 1998. The amounts applicable to capital leases included in property and equipment were:



---------------------------------------------------------------------------------------
(In thousands)                                        1998                       1997
---------------------------------------------------------------------------------------
Flight equipment...........................         $230,486                   $227,803
Less accumulated amortization..............          133,073                    122,346
                                                    -----------------------------------
                                                    $ 97,413                   $105,457
                                                    ===================================


Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1998, were:


----------------------------------------------------------
                                     CAPITAL     OPERATING
(In thousands)                       LEASES        LEASES
----------------------------------------------------------
      1999 .................     $   20,245     $  247,208

      2000 .................         16,871        235,955

      2001 .................         17,391        222,688

      2002 .................         17,561        208,311

      2003 .................         17,750        190,925

After 2003 .................        120,049      1,901,005
                                 -------------------------
Total minimum lease payments        209,867     $3,006,092
                                                ==========
Less amount representing
   interest ................         76,677
                                 ----------
Present value of minimum
   lease payments ..........        133,190
Less current portion .......          9,400
                                 ----------
Long-term portion ..........     $  123,790
                                 ==========


The aircraft leases generally can be renewed, at rates based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.


6. FINANCIAL INSTRUMENTS

The Company utilizes purchased crude oil call options and fixed price swap agreements to hedge a portion of its exposure to fuel price fluctuations. Prior to December 1998, outstanding call options and swap agreements were not material. At December 31, 1998, the Company had hedged its exposure to fuel price fluctuations on approximately 77 percent of its first quarter 1999 and 56 percent of its second quarter 1999 anticipated fuel requirements, or 290 million gallons of fuel products. The fair value of these agreements at December 31, 1998, representing the amount the Company would receive if the agreements were settled early, was not material.

Any outstanding call options or fixed swap agreements expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements, but the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 1998, the Company had no collateral or other security interests supporting these agreements but was in the process of negotiating such agreements with a majority of the counterparties.

The Company does not hold or issue any financial instruments for trading purposes.

The fair values of the Company's long-term debt were based on quoted market prices. The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 1998, were as follows:


-----------------------------------------------------------------------
(In thousands)                              CARRYING VALUE   FAIR VALUE
-----------------------------------------------------------------------
9.4% Notes due 2001 .........................     $100,000     $108,929
8 3/4% Notes due 2003 .......................      100,000      112,702
8% Notes due 2005 ...........................      100,000      109,648
7 7/8% Notes due 2007 .......................      100,000      111,390
7 3/8% Debentures due 2027...................      100,000      106,657

The carrying values of all other financial instruments approximate their fair value.


7. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 1998, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (69,453,206 shares) and upon exercise of rights (405,357,512 shares) pursuant to the Common Stock Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right entitles its holder to purchase one share of common stock at an exercise price of $7.41 and is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0049 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $7.41 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73,577,983 shares on November 26, 1997. On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing 111,894,315 shares on August 20, 1998. Unless otherwise stated, all per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to the stock splits.

As of July 22, 1998, the Company's Board of Directors increased the Company's authorization to repurchase shares of its outstanding common stock to $100 million. The Company completed this repurchase program during third quarter 1998, resulting in the repurchase of 4,885,763 shares at an average cost of $20.47 per share. All of the acquired shares are held as common stock in treasury, less shares reissued under the Employee stock option and purchase plans. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings.


8. STOCK PLANS

At December 31, 1998, the Company had seven stock-based compensation plans and other stock options outstanding, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal or exceed the market prices of the underlying stock on the dates of the grants. Compensation expense for other stock options is not material.

The Company has six fixed option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 20,250,000 shares of common stock. Under the 1991 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 1,687,500 shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1995 Southwest Airlines Pilots' Association Non-Qualified Stock Option Plan (SWAPA Plan), the Company may grant options to Pilots for up to 40,500,000 shares of common stock. An initial grant of approximately 32,788,000 shares was made on January 12, 1995, at an option price of $8.89 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in ten annual increments of ten percent. On September 1 of each year of the agreement beginning in 1996, additional options will be granted to Pilots that become eligible during that year. Additional options granted on September 1, 1998, 1997, and 1996, vest in six annual increments of 16.7 percent, seven annual increments of 14.3 percent, and eight annual increments of
12.5 percent, respectively. Options under all grants must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination.

Under the 1996 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 13,500,000 shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 1,293,750 shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1998 Southwest Airlines Employee Association Non-Qualified Stock Option Plan (SAEA Plan), the Company may grant options to Dispatchers for up to 1,050,000 shares of common stock. An initial grant of 738,000 shares was made on September 10, 1998, at an option price of $19.62 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in annual increments of varying percentages, depending on seniority level, through 2006. On December 1 of each year of the agreement beginning in 1998 and through December 1, 2008, additional options will be granted to Dispatchers that become eligible during that year. No options were granted on December 1, 1998. Options under all grants must be exercised prior to June 30, 2012, or within a specified time upon retirement or termination.

Under all fixed option plans, except the SWAPA and SAEA Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the SWAPA and SAEA Plans, for additional options granted each September 1 and December 1, respectively, the exercise price will be equal to 105 percent of the fair value of such stock on the date of the grant.

Information regarding the Company's six fixed stock option plans, as adjusted for stock splits, is summarized below:

----------------------------------------------------------------------------------------------------------------

                                                    INCENTIVE PLANS                 NON-QUALIFIED PLANS
                                             -------------------------------------------------------------------
                                                                  AVERAGE                            AVERAGE
                                                                  EXERCISE                           EXERCISE
                                                OPTIONS             PRICE          OPTIONS            PRICE
----------------------------------------------------------------------------------------------------------------
Outstanding December 31, 1995 ..........      11,726,729      $         5.99      33,421,656      $         8.83

   Granted - Incentive Plans ...........       3,758,274               11.19            --                  --

   Granted - SWAPA Plan ................            --                  --         1,048,950               10.59

   Granted - Other Non-Qualified Plans .            --                  --           155,525               11.19

   Exercised ...........................        (890,658)               4.57        (653,367)               7.95

   Surrendered .........................        (563,504)               8.96        (213,716)               8.89
                                              ----------                          ----------

Outstanding December 31, 1996 ..........      14,030,841                7.35      33,759,048                8.91

   Granted - Incentive Plans ...........       3,682,737                9.67            --                  --

   Granted - SWAPA Plan ................            --                  --         1,323,000               13.19

   Granted - Other Non-Qualified  Plans             --                  --           218,109                9.67

   Exercised ...........................      (1,727,889)               6.03      (2,657,746)               8.85

   Surrendered .........................      (1,005,019)               9.72        (148,818)               9.06
                                              ----------                          ----------

Outstanding December 31, 1997 ..........      14,980,670                7.91      32,493,593                9.09

   Granted - Incentive Plans ...........       2,738,597               17.72            --                  --

   Granted - SWAPA Plan ................            --                  --           902,475               19.36

   Granted - SAEA Plan .................            --                  --           738,013               19.62

   Granted - Other Non-Qualified  Plans             --                  --           256,191               17.69

   Exercised ...........................      (2,360,733)               6.27      (2,521,455)               9.07

   Surrendered .........................        (834,289)              10.52        (247,252)               9.95
                                              ----------                          ----------

Outstanding December 31, 1998 ..........      14,524,245      $         9.89      31,621,565      $         9.69
                                              ==========                          ==========

Exercisable December 31, 1998 ..........       3,132,557                          12,271,309

Available for granting in future periods      11,995,971                           6,768,712

The following table summarizes information about stock options outstanding under the six fixed option plans at December 31, 1998:

-----------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                       --------------------------------------------------------------------------------
                                                         WEIGHTED-
                                                          AVERAGE          WEIGHTED                          WEIGHTED
                                           NUMBER        REMAINING         -AVERAGE          NUMBER          -AVERAGE
 RANGE OF EXERCISE                      OUTSTANDING     CONTRACTUAL        EXERCISE        EXERCISABLE       EXERCISE
     PRICES                             AT 12/31/98        LIFE              PRICE         AT 12/31/98         PRICE
-----------------------------------------------------------------------------------------------------------------------
$2.68 to $3.47                             3,307,850      2.03 yrs.         $ 2.74            1,195,748          $ 2.86
$5.04 to $7.50                               485,476      3.07                5.35              141,557            5.36
$8.36 to $10.83                           32,844,404      7.85                8.97           12,009,216            8.94
$11.19 to $16.64                           5,061,066      6.85               12.23            1,472,115           12.99
$17.71 to $19.62                           4,447,014      9.59               18.37              585,230           18.57
                                       -------------                                      -------------
$2.68 to $19.62                           46,145,810      7.44 yrs.         $ 9.75           15,403,866          $ 9.19
                                       =============                                      =============

The Company has granted options to purchase the Company's common stock related to employment contracts with the Company's president and chief executive officer. Depending upon the grant, these options have terms of ten years from the date of grant or ten years from the date exercisable and vest and become fully exercisable over three or four years. No options were granted in 1998 or 1997. In 1996, the Company granted 325,000 options with an exercise price of $1.00 per share and 1,125,000 options with an exercise price of $10.44 per share related to the 1996 employment agreement. At December 31, 1998, 1997, and 1996, total options of 3,688,000, 3,916,000, and 4,270,000 were outstanding, respectively. At December 31, 1998, total options of 3,108,000 were exercisable at exercise prices ranging from $1.00 to $10.44 per share. Options for 228,000, 354,000, and 379,500 shares were exercised in 1998, 1997, and 1996, respectively.

Under the 1991 Employee Stock Purchase Plan (ESPP), at December 31, 1998, the Company is authorized to issue up to a balance of 855,000 shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 451,000 shares in 1998, 660,000 shares in 1997, and 696,000 shares in 1996 at average prices of $17.45, $10.67, and $10.25, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 1998, 1997, and 1996, respectively: dividend yield of .16 percent, .22 percent, and .16 percent; expected volatility of 38.20 percent, 38.23 percent, and 35.37 percent; risk-free interest rate of 4.66 percent, 5.80 percent, and 5.89 percent; and expected lives of 5.0 years for all periods. Assumptions for the stock options granted in 1996 to the Company's president and chief executive officer were the same as for the fixed option plans except for the weighted-average expected lives of 8.0 years.

The weighted-average fair value of options granted under the fixed option plans, except the SAEA Plan, during 1998, 1997, and 1996 was $7.17, $4.08, and $4.52, respectively, for the incentive plans; $7.14, $5.11, and $4.11, respectively, for the SWAPA Plan; and $7.15, $4.08, and $4.52, respectively, for other non-qualified plans. The weighted-average fair value of options granted in 1998 under the SAEA Plan was $7.25. The weighted-average fair value of options granted in 1996 to the Company's president and chief executive officer relative to an employment contract was $6.21. No such options were granted in 1998 or 1997. The weighted-average fair value of each purchase right under the ESPP granted in 1998, 1997, and 1996, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.94, $1.19, and $1.14, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows:

----------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
                                                       1998               1997                1996
----------------------------------------------------------------------------------------------------
NET INCOME:
    As reported                                      $433,431           $317,772            $207,337
    Pro forma                                        $421,097           $306,553            $196,478

NET INCOME PER SHARE, BASIC:
    As reported                                      $   1.30               $.97                $.64
    Pro forma                                        $   1.26               $.93                $.60

NET INCOME PER SHARE, DILUTED:
    As reported                                      $   1.23               $.93                $.61
    Pro forma                                        $   1.20               $.90                $.60

As required, the pro forma disclosures above include only options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.


9. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan. Total profitsharing expense charged to operations in 1998, 1997, and 1996 was $120,697,000, $91,256,000, and $59,927,000,
respectively.

The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1998, 1997, and 1996 were $46,415,000, $39,744,000, and $35,125,000, respectively.


10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


(In thousands)                               1998        1997
----------------------------------------------------------------
DEFERRED TAX LIABILITIES:

     Accelerated depreciation ........     $641,673     $543,547
     Scheduled airframe maintenance ..       40,073       33,202
     Other ...........................       95,485       83,607
        Total deferred tax liabilities      777,231      660,356

DEFERRED TAX ASSETS:

     Deferred gains from sale and
        leaseback of aircraft ........      107,157      112,659
     Capital and operating leases ....       61,275       61,747
     Other ...........................       80,326       65,812
        Total deferred tax assets ....      248,758      240,218
        Net deferred tax liability ...     $528,473     $420,138



The provision for income taxes is composed of the following:

-------------------------------------------------------------------
(In thousands)                     1998         1997          1996
-------------------------------------------------------------------
CURRENT:
  Federal ..................     $143,989     $102,938     $ 59,101
  State ....................       19,357       14,535        7,671
                                 --------     --------     --------
        Total current ......      163,346      117,473       66,772

DEFERRED:
  Federal ..................       96,237       75,990       60,967
  State ....................       12,098        5,721        6,286
                                 --------     --------     --------
        Total deferred .....      108,335       81,711       67,253
                                 --------     --------     --------
                                 $271,681     $199,184     $134,025
                                 ========     ========     ========


The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in July 1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes the final resolution of this controversy will not have a material adverse effect upon the results of operations of the Company.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

-------------------------------------------------------------------------------
(In thousands)                              1998          1997           1996
-------------------------------------------------------------------------------
Tax at statutory U.S.
  tax rates .......................     $ 246,789      $ 180,935      $ 119,477

Nondeductible items ...............         5,099          5,893          5,168

State income taxes,
  net of federal benefit ..........        20,445         13,166          9,072
Other, net ........................          (652)          (810)           308
                                        ---------      ---------      ---------
   Total income tax provision .....     $ 271,681      $ 199,184      $ 134,025
                                        =========      =========      =========



11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


-------------------------------------------------------------------------------
(In thousands except per share amounts)
                                               1998         1997         1996
-------------------------------------------------------------------------------
NUMERATOR:
 Net income, available to common
  stockholders-numerator for basic
  and diluted earnings per share             $433,431     $317,772     $207,337


DENOMINATOR:
  Weighted-average shares
   outstanding, basic                         333,342      328,631      325,676

  Dilutive effect of Employee stock
   options                                     19,824       12,557       11,810
                                             --------     --------     --------
  Adjusted weighted-average shares
   outstanding, diluted                       353,166      341,188      337,486
                                             ========     ========     ========

NET INCOME PER SHARE:
  Basic                                      $   1.30     $    .97     $    .64
  Diluted                                    $   1.23     $    .93     $    .61
                                             ========     ========     ========

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                              -----------------------------------------------------------

1998                                          MARCH 31          JUNE 30        SEPT. 30           DEC. 31
----                                          --------          -------        --------           -------
Operating revenues                            $942,653       $1,078,841      $1,094,830        $1,047,656
Operating income                               111,693          208,548         203,919           159,451
Income before income taxes                     114,057          216,547         211,055           163,453
Net income                                      70,008          133,393         129,645           100,385
Net income per share, basic                        .21              .40             .39               .30
Net income per share, diluted                      .20              .38             .37               .29



1997                                          MARCH 31          JUNE 30        SEPT. 30           DEC. 31
----                                          --------          -------        --------           -------
Operating revenues                            $887,095         $956,892        $997,241          $975,593
Operating income                                87,203          156,407         151,770           128,856
Income before income taxes                      83,401          153,823         150,387           129,345
Net income                                      50,874           93,832          92,511            80,555
Net income per share, basic                        .16              .29             .28               .24
Net income per share, diluted                      .15              .28             .27               .23



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 20, 1999. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

      See "Compensation of Executive Officers," incorporated herein by reference, from pages 6-9 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 20, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 4-5 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 20, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Election of Directors" incorporated herein by reference, from pages 1-4 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 20, 1999.

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

      3. Exhibits:

         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)).

         3.2 Bylaws of Southwest, as amended through February 1994. (Incorporated by reference to Exhibit 3.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)).

         4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks.

                  (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); First Amendment to Competitive Advance and Revolving Credit Facility Agreement dated August 7, 1998; Second Amendment to Competitive Advance and Revolving Credit Facility Agreement dated January 20, 1999.

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

         10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10- K for the year ended December 31, 1996 (File No. 1-7259)).; Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7.

                  Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

                  The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

         10.2 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1- 7259)).

         10.3 1992 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.4 1996 employment contract between Southwest and Herbert D. Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

         10.5     1991 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.6 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.7 1991 Employee Stock Purchase Plan as amended May 20, 1992 (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7259)).

         10.8 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.9 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.10 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

         10.11    1996 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

         10.12 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

         22 Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

         23       Consent of Ernst & Young LLP, Independent Auditors.

         27.1     Financial Data Schedule.

         27.2     Restated 1998 Financial Data Schedule

         27.3     Restated 1997 Financial Data Schedule

         27.4     Restated 1996 Financial Data Schedule


         A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235- 1611.

(b) There were no Form 8-K's filed during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

March 18, 1999
                                               By /s/ GARY C. KELLY
                                                  ----------------------------
                                                  Gary C. Kelly
                                                  Vice President-Finance,
                                                  Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 18, 1999 on behalf of the registrant and in the capacities indicated.


         Signature                                                    Capacity
         ---------                                                    --------
/s/ HERBERT D. KELLEHER                              Chairman of the Board of Directors,
-------------------------------                      President and Chief Executive Officer
Herbert D. Kelleher

/s/ GARY C. KELLY                                    Vice President-Finance
-------------------------------                      (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ SAMUEL E. BARSHOP                                Director
-------------------------------
Samuel E. Barshop

/s/ GENE H. BISHOP                                   Director
-------------------------------
Gene H. Bishop

/s/ C. WEBB CROCKETT                                 Director
-------------------------------
C. Webb Crockett

/s/ WILLIAM P. HOBBY, JR.                            Director
-------------------------------
William P. Hobby, Jr.

/s/ TRAVIS C. JOHNSON                                Director
-------------------------------
Travis C. Johnson

/s/ R.W. KING                                        Director
-------------------------------
R. W. King

/s/ WALTER M. MISCHER, SR.                           Director
-------------------------------
Walter M. Mischer, Sr.

/s/ JUNE M. MORRIS                                   Director
-------------------------------
June M. Morris

                                INDEX TO EXHIBITS


    EXHIBIT
    NO.           DESCRIPTION
    ----------    -----------

         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration
                  Statement on Form S-3 (File No. 33-52155)); Amendment to
                  Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No.
                  1-7259); Amendment to Restated Articles of Incorporation of
                  Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)).

         3.2      Bylaws of Southwest, as amended through February 1994
                  (incorporated by reference to Exhibit 3.2 to Southwest's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993 (File No. 1-7259)).

         4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks.
                  (incorporated by reference to Exhibit 4.1 to Southwest's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997 (File No. 1-7259)); First Amendment to Competitive
                  Advance and Revolving Credit Facility Agreement dated August
                  7, 1998; Second Amendment to Competitive Advance and Revolving
                  Credit Facility Agreement dated January 20, 1999.

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


         10.1     Purchase Agreement No. 1810, dated January 19, 1994 between
                  The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental
                  Agreement No. 1. (incorporated by reference to Exhibit 10.3 to
                  Southwest's Annual Report on Form 10-K for the year ended
                  December 31, 1996 (File No. 1-7259)).; Supplemental Agreements
                  No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to
                  Southwest's Annual Report on form 10- K for the year ended
                  December 31, 1997 (File No. 1-7259)); Supplemental Agreements
                  Nos. 5, 6, and 7.

                  Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
                  Application filed with the Commission.

                  The following exhibits filed under paragraph 10 of Item 601 are the Company's compensation plans and arrangements.

         10.2 Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service
                  Recognition Plan (incorporated by reference to Exhibit 28 to
                  Southwest Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1987 (File No. 1- 7259)).

         10.3     1992 stock option agreements between Southwest and Herbert D.
                  Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended
                  December 31, 1991 (File No. 1-7259)).

         10.4     1996 employment contract between Southwest and Herbert D.
                  Kelleher and related stock option agreements (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form
                  10-K for the year ended December 31, 1996 (File No. 1-7259)).

         10.5     1991 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No.
                  33-40652)).

         10.6 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8
                  (File No. 33-40652)).

         10.7     1991 Employee Stock Purchase Plan as amended May 20, 1992
                  (incorporated by reference to Exhibit 10.13 to Southwest's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992 (File No. 1-7259)).

         10.8 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.13 to Southwest's Annual Report on
                  Form 10-K for the year ended December 31, 1991 (File No.
                  1-7259)).

         10.9 Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7259)).

         10.10    Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option
                  Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended
                  December 31, 1994 (File No. 1-7259)).

         10.11    1996 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No.
                  333-20275)).


         10.12 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8
                  (File No. 333-20275)).

         22 Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

         23       Consent of Ernst & Young LLP, Independent Auditors.

         27.1     Financial Data Schedule.

         27.2     Restated 1998 Financial Data Schedule

         27.3     Restated 1997 Financial Data Schedule

         27.4     Restated 1996 Financial Data Schedule


         A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235- 1611.

(b) There were no Form 8-K's filed during the fourth quarter of 1998.