Form 10-Q
period 1999-03-31
SOUTHWEST AIRLINES CO
filed 1999-05-13
CIK 92380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 1999     OR

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

     Number of shares of Common Stock outstanding as of the close of business on May 7, 1999:

                            335,571,191

                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)
                            (unaudited)


                                           March 31, 1999     December 31, 1998

ASSETS
Current Assets:
  Cash and cash equivalents                    $405,574       $378,511
  Accounts receivable                           116,124         88,799
  Inventories of parts and supplies              52,108         50,035
  Deferred income taxes                          20,971         20,734
  Prepaid expenses and other current assets      24,639         36,076
    Total current assets                        619,416        574,155

Property and equipment:
  Flight equipment                            4,924,175      4,709,059
  Ground property and equipment                 715,294        720,604
  Deposits on flight equipment purchase
  contracts                                     355,029        309,356
                                              5,994,498      5,739,019
  Less allowance for depreciation             1,649,481      1,601,409
                                              4,345,017      4,137,610
Other assets                                      4,438          4,231
                                             $4,968,871     $4,715,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $160,987       $157,415
  Accrued liabilities                           499,162        477,448
  Air traffic liability                         294,710        200,078
  Income taxes payable                           32,289           -
  Current maturities of long-term debt            8,922         11,996
  Other current liabilities                       2,988          3,716
    Total current liabilities                   999,058        850,653

Long-term debt less current maturities          619,068        623,309
Deferred income taxes                           560,691        549,207
Deferred gains from sale and leaseback of
aircraft                                        234,084        238,412
Other deferred liabilities                       45,972         56,497
Stockholders' equity:
  Common stock                                  335,937        335,904
  Capital in excess of par value                 89,878         89,820
  Retained earnings                           2,099,876      2,044,975
  Treasury stock at cost                        (15,693)       (72,781)

    Total stockholders' equity                2,509,998      2,397,918
                                             $4,968,871     $4,715,996


See accompanying notes.

                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands except per share amounts)
                            (unaudited)


                                              Three months ended
                                                  March 31,
                                             1999            1998
OPERATING REVENUES:
  Passenger                                 $1,019,296     $894,789
  Freight                                       25,093       25,142
  Other                                         31,182       22,722
    Total operating revenues                 1,075,571      942,653

OPERATING EXPENSES:
  Salaries, wages, and benefits                344,012      298,232
  Fuel and oil                                  85,668      101,476
  Maintenance materials and repairs             89,491       71,489
  Agency commissions                            39,081       38,448
  Aircraft rentals                              49,806       50,417
  Landing fees and other rentals                57,983       50,554
  Depreciation                                  56,786       51,980
  Other operating expenses                     186,127      168,364
    Total operating expenses                   908,954      830,960

OPERATING INCOME                               166,617      111,693

OTHER EXPENSES (INCOME):
  Interest expense                              13,387       15,711
  Capitalized interest                          (6,984)      (6,236)
  Interest income                               (5,535)      (7,815)
  Other (gains) losses, net                      9,647       (4,024)
    Total other expenses (income)               10,515       (2,364)


INCOME BEFORE INCOME TAXES                     156,102      114,057
PROVISION FOR INCOME TAXES                      60,255       44,049


NET INCOME                                     $95,847      $70,008


NET INCOME PER SHARE:
  Basic                                          $ .29        $ .21
  Diluted                                        $ .27        $ .20

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                        334,103      333,375
  Diluted                                      357,282      352,934


See accompanying notes.

                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)
                            (unaudited)



                                                   Three months ended
                                                        March 31,
                                                1999            1998
Net cash provided by operating
  activities                                  $310,652        $215,269

Investing activities:
  Net purchases of property and
    equipment                                 (289,096)       (235,972)

Financing activities:
  Payment of long-term debt and
    capital lease obligations                   (7,413)       (110,089)
  Payment of cash dividends                     (5,001)         (4,437)
  Proceeds from Employee stock plans            17,921          18,834

Net cash provided by (used in)
  financing activities                           5,507         (95,692)

Net increase (decrease) in cash and
  cash equivalents                              27,063        (116,395)
Cash and cash equivalents at
  beginning of period                          378,511         623,343

Cash and cash equivalents at
  end of period                               $405,574        $506,948

Cash payments for:
  Interest, net of amount
    capitalized                                $14,611         $20,821
  Income taxes                                  $1,009            $635


See accompanying notes.

                      SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 1999 and 1998 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1998.

      2. Dividends - During the three month period ended March 31, 1999, dividends of $.0075 per share were declared on the 334,633,126 shares of common stock then outstanding. During the three month period ended March 31, 1998, dividends of $.0067 per share were declared on the 334,021,185 shares of common stock then outstanding.

      3. Common stock - On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing 111,894,315 shares on August 20, 1998. All per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for the stock split.

     4. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

[CAPTION]

                                                 Three months ended
                                                       March 31,
                                                 1999             1998
NUMERATOR:
  Net income, available to common
    stockholders - numerator for basic and
    diluted earnings per share                  $95,847            $70,008

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                          334,103            333,375
  Dilutive effect of Employee stock
    options                                      23,179             19,559
  Adjusted weighted-average shares
    outstanding, diluted                        357,282            352,934

NET INCOME PER SHARE:
  Basic                                           $0.29              $0.21
  Diluted                                         $0.27              $0.20


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three month periods ended March 31, 1999 and 1998 are as follows:

[CAPTION]


                                                   Three months ended
                                                        March 31,

                                               1999        1998        Change
Revenue passengers carried                   12,933,578   11,848,686     9.2%
Revenue passenger miles (RPMs) (000s)         8,046,484    6,898,847    16.6%
Available seat miles (ASMs) (000s)           12,392,978   11,270,174    10.0%
Load factor                                       64.9%        61.2%     3.7 pts
Average length of passenger haul                    622          582     6.9%
Trips flown                                     202,546      195,177     3.8%
Average passenger fare                           $78.81       $75.52     4.4%
Passenger revenue yield per RPM                   12.67        12.97    (2.3)%
Operating revenue yield per ASM                    8.68         8.36     3.8%
Operating expenses per ASM                         7.33         7.37    (0.5)%
Fuel costs per gallon, excluding fuel tax         39.32        50.22   (21.7)%
Number of Employees at period-end                26,961       24,151    11.6%
Size of fleet at period-end                         287          264     8.7%

Material Changes in Results of Operations

     Consolidated net income for the first quarter ended March 31, 1999 was $95.8 million ($.27 per share, diluted), as compared to first quarter 1998 net income of $70.0 million ($.20 per share, diluted), an increase of 36.9 percent. The prior year's earnings per share amounts have been restated for the 1998 three-for-two stock split (see Note 3 to the Condensed Consolidated Financial Statements).

      First quarter 1999 consolidated operating revenues increased
14.1  percent compared to first quarter 1998 primarily  due  to  a
13.9 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from a 9.2 percent increase in revenue passengers carried and a 16.6 percent increase in RPMs partially offset by a 2.3 percent decrease in passenger revenue yield per RPM ("passenger yield"). The slight decrease in passenger yield is primarily due to a 6.9 percent increase in average length of passenger haul compared to first quarter 1998, partially offset by a 4.4 percent increase in average passenger fare.

      The increase in RPMs and a 10.0 percent increase in ASMs resulted in a load factor of 64.9 percent, or 3.7 points above first quarter 1998. The increase in ASMs resulted primarily from the net addition of 23 aircraft since first quarter 1998.

      The load factor for April 1999 was 72.0 percent, compared to the April 1998 load factor of 68.3 percent. Management believes the higher load factor for April 1999 was primarily due to strong demand and promotional activity in late March 1999. Thus far, bookings for May and June are also good. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Consolidated freight revenues decreased slightly in first quarter 1999 as compared to the same period in 1998 due to a decrease in U.S. mail revenue as the postal service continues to shift business away from commercial carriers. The Company expects the trend in decreasing U.S. Mail revenue to continue throughout 1999. Other revenues increased 37.2 percent in first quarter 1999 primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program.

      Operating expenses per ASM for first quarter 1999 decreased .5 percent to $.0733, compared to $.0737 for first quarter 1998, primarily  due to a decline in average jet fuel prices,  partially
offset   by   higher  profitsharing  and  Employee  savings   plan
contributions and higher maintenance costs. Excluding jet fuel costs and related taxes, operating expenses per ASM were up 2.6 percent in first quarter 1999 when compared to first quarter 1998. Unit costs are expected to continue benefiting from lower fuel
prices  in  second  quarter  1999  versus  second  quarter   1998.
Additionally, based on current trends, the Company expects nonfuel unit cost growth to recede in second quarter 1999 compared to the year-over-year growth experienced in first quarter 1999. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results
differing  materially from expected results.   Such  uncertainties
include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

                      Southwest Airlines Co.
                   Operating Expenses per ASM
                 (in cents except percent change)


                                          Three months ended
                                                 March 31,

                                                       Inc/   Percent
                                     1999      1998    (Dec)   Change
Salaries, wages, and benefits        2.44      2.38     .06       2.5
Employee profitsharing and
  savings plans                       .34       .27     .07      25.9
Fuel and oil                          .69       .90    (.21)    (23.3)
Maintenance materials
  and repairs                         .72       .63     .09      14.3
Agency commissions                    .31       .34    (.03)     (8.8)
Aircraft rentals                      .40       .45    (.05)    (11.1)
Landing fees and other rentals        .47       .45     .02       4.4
Depreciation                          .46       .46       -        -
Other operating expenses             1.50      1.49     .01        .7

Total                                7.33      7.37    (.04)      (.5)


      Salaries, wages, and benefits per ASM increased 2.5 percent in first quarter 1999 due primarily to increased health care and workers' compensation costs.

      Profitsharing and Employee savings plan expenses per ASM increased 25.9 percent from first quarter 1998 to first quarter 1999, primarily due to increased earnings available for profitsharing in 1999.

      Fuel and oil expense per ASM decreased 23.3 percent in first quarter 1999 due to a 21.7 percent decrease in the average jet fuel cost per gallon from the same period in 1998. The average price paid for jet fuel in first quarter 1999 was $.3932 per gallon, compared to $.5022 per gallon in first quarter 1998. Although jet fuel prices have increased since the end of first quarter 1999, (approximately $.4870 per gallon for April, 1999, excluding the effects of the Company's hedging positions), the Company expects a year-over-year decrease in average jet fuel prices in second quarter 1999 due to fuel hedging positions entered into by the Company during fourth quarter 1998. The Company has hedged its exposure to fuel price increases for a significant portion of second quarter 1999 anticipated fuel requirements at prices below second quarter 1998. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

      Maintenance materials and repairs per ASM increased 14.3 percent for first quarter 1999 compared to the same prior year period. This increase was primarily due to higher engine overhaul costs and an increase in outsourced routine maintenance due to temporary headcount shortages. The increase in engine maintenance was primarily related to the Company's 737-200 aircraft, which are not covered by the Company's maintenance contract with General Electric Engine Services, Inc.

      Agency commissions per ASM decreased 8.8 percent for first quarter 1999 compared to first quarter 1998, primarily due to a decrease in the percentage of commissionable sales.

      Aircraft rentals per ASM decreased 11.1 percent for first quarter 1999 compared to first quarter 1998 due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM increased 4.4 percent for first quarter 1999 compared to first quarter 1998. Although landing fees were flat on a unit basis, other rental expense increased primarily due to the Company's expansion of facilities in several airports.

      Depreciation expense per ASM was flat for first quarter 1999 compared to first quarter 1998. Although the Company experienced an increase in depreciation expense per ASM due to a higher percentage of owned aircraft, this increase was offset by an increase in the estimated useful lives of the Company's Boeing 737-
300/500  aircraft  from  20 years to 23  years.   This  change  in
accounting estimate was made January 1, 1999 and resulted in a decrease in depreciation expense of approximately $6.4 million for first quarter 1999. This revision will result in similar savings for remaining 1999 periods when comparing to 1998.

      Other expense (income) for first quarter 1999 included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased in first quarter 1999 primarily due to the February 1998 $100 million repayment of
9 1/4% notes and less capital lease interest expense in first quarter 1999 than in first quarter 1998 due to the expiration of six aircraft capital leases. Five of the leased aircraft were
purchased   and   one  was  converted  to  an   operating   lease.
Capitalized interest increased 12.0 percent as a result of higher first quarter 1999 progress payment balances for scheduled future aircraft deliveries. Interest income decreased in first quarter 1999 due to lower invested cash balances. Other losses in first quarter 1999 resulted primarily from a write-down associated with
the   consolidation  of  certain  software  development  projects;
whereas other gains in first quarter 1998 primarily consisted of contractual penalties received from Boeing due to delays in the delivery of 737-700 aircraft.

Liquidity and Capital Resources

      Net cash provided by operating activities was $310.7 million for the three months ended March 31, 1999 and $981.5 million for the 12 months then ended. Cash generated for the 12 months ended March 31, 1999 was primarily used to finance aircraft-related capital expenditures, provide working capital, and repurchase approximately $100 million of the Company's outstanding common stock. The Company completed this repurchase program during third quarter 1998, resulting in the repurchase of approximately 4.9 million post-split shares.

      During the 12 months ended March 31, 1999, net capital expenditures were $1,000.2 million, which primarily related to the purchase of 25 new 737-700 aircraft, three used 737-300 aircraft, five used 737-200 aircraft, and progress payments for future aircraft deliveries. The five 737-200 aircraft were previously on
lease  by  Southwest  prior to being purchased.   During  February
1998, the Company redeemed the $100 million senior unsecured 9 1/4% Notes due February, 15, 1998 issued in February 1991.

           The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. The Company recently exercised options to purchase six Boeing 737-700 aircraft for accelerated delivery in the year 2000, and options for six additional Boeing 737-700 aircraft for accelerated delivery in late 2000 and early 2001. In addition, the Company has acquired two used Boeing 737-300s thus far in 1999. As of April 30, 1999, 26 737-700s are scheduled for delivery in the remainder of 1999, 31 in 2000, 23 in 2001, 21 in 2002, five in 2003, and five in 2004. In addition, the Company has options to purchase up to 62 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 1999. Aggregate funding needed for fixed commitments at April 30, 1999 was approximately $2,595 million 1999 due as follows: $627.8 million in 1999; $689.4 million in 2000; $520.1 million in 2001; $515.8 million in 2002; $152.8 million in 2003; and $89.1 million in 2004.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 1999 of $405.6 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at March 31, 1999). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing during 1999 and 2000.

      The Company began service to Islip, New York on Long Island on March 14, 1999 with daily nonstop service to Baltimore/Washington, Chicago Midway, Nashville, and Tampa Bay. The Company recently announced new service to Raleigh-Durham beginning June 6, 1999, with nonstop service to Baltimore/Washington, Chicago Midway, Tampa Bay, and Orlando.

Year 2000 Readiness Disclosure

      The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. The Company is following an enterprise-wide Year 2000 program to take the necessary actions to become Year 2000 ready and ensure business continuity now and into the next century. This program encompasses information technology systems as well as embedded technology assets and an assessment of material third-party relationships and associated risks.

        The   Company's   program   consists   of   five   phases:
identification of all products, services, vendors, etc. to determine if they could potentially be affected by the Year 2000 issue; assessment includes the prioritization of each item according to its significance to the Company's operations and the determination of a strategy for remediation; remediation entails the execution of plans to make an item Year 2000 ready including replacement, modifying computer codes, retirement, or verification of whether or not an item has date codes; testing includes the validation of whether something is Year 2000 ready by using date simulation techniques; and implementation, which involves putting an item in use in the Company's operations.

FLIGHT SAFETY SYSTEMS The Company has completed all phases of its Year 2000 project as it relates to its aircraft fleet and onboard support systems. The Company does not believe there are any safety issues in regard to these systems and believes they are Year 2000 ready. The Company also utilizes ground computer systems and equipment essential for the maintenance of aircraft and the management of flight operations. The identification, assessment, and remediation phases of the project with respect to these systems and equipment are essentially completed. The Company expects to complete testing and implementation of the majority of these items by mid-1999.

INTERNAL SYSTEMS The Company's critical internal systems include computer hardware, software, and related equipment for customer reservations, ticketing, flight and crew scheduling, revenue management, accounting functions, and payroll. Also included are non-information systems that support airport activities such as aircraft ground handling, bag handling, and security. Although some of these systems are still currently in the testing phase, the Company expects all vital and critical systems to be Year 2000 ready by mid-1999. Additionally, the Company has established procedures to review all new potential vital and critical hardware and software purchases to ensure they are Year 2000 ready.

     The Company's non-information systems primarily include electrical systems, telephone systems, elevators, security systems, etc. For non-information systems, the Company has performed some internal testing, but has primarily relied on assurances received from original manufacturers or suppliers of those non-information systems where no date logic is involved.

THIRD PARTIES As part of its Year 2000 assessment, the Company must also consider the compliance of third parties with which the Company has a material relationship, namely its vendors and governmental agencies such as the Federal Aviation Administration ("FAA"). The Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company is also identifying and assessing the impact of Year 2000 issues as they may affect the vendors' businesses (which, in turn, could affect the Company). The Company has made initial contacts with all of its material third party vendors and is in the process of evaluating their statements of Year 2000 compliance. The Company has utilized many different methods in obtaining assurances from third parties including questionnaires, written statements, obtaining publicly filed documents, etc., and continually updates information received as new data becomes available. The Company has also visited several of its vital and critical third party vendors for the sole purpose of observing Year 2000 testing and processes.

      The Company is not aware of any Year 2000 issues within the FAA. The FAA has stated that all of their internal systems, as well as the airport systems for which it is responsible will be Year 2000 compliant by June 30, 1999. The airport systems, which are directly involved with air safety, include radar screens and radio transmissions, ground traffic control, airport weather reports,  and  remote  radio beacons.  In  addition,  the  Company continues  to  work  with  other  members  of  the  Air  Transport
Association, the airline industry trade group, to share information and resources regarding vendors which are common to the entire industry.

      In management's experience, it is not always possible to obtain written certification of Year 2000 compliance from third party vendors. Accordingly, in such cases, the Company is basing its assessment on its own testing, other materials made available by such vendors, and other publicly available information. The timetables disclosed are all based on the most recent information that has been made available to the Company, including oral and written assurances from third party vendors. The Company does not currently expect any material impact on its operations as a result of third party products; however, this expectation is based on the timeliness and accuracy of those assurances. The Company expects the evaluation and assessment of third parties will be an ongoing process through the balance of 1999.

YEAR 2000 COSTS The Company currently anticipates it will spend approximately $16 million on Year 2000 compliance, of which approximately $12.8 million has been spent through March 31, 1999 ($1.8 million in first quarter 1999). The majority of the previously expensed amounts have been for third party Year 2000 consultants, full-time associates, and new hardware and software purchases. The Company also purchased Year 2000 hardware and software testing and data aging tools that it has utilized on internal systems. The majority of the remaining expense is expected to be for full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will be expensed as incurred from operating cash flow.

RISK OF YEAR 2000 ISSUES The Company believes its project to ensure Year 2000 readiness will be completed in a timely manner and Year 2000 issues will not have a material adverse effect on operations. However, it is possible the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. This could in turn have a material adverse effect on the Company's operations. The Company has developed contingency plans to deal with situations that occur from time to time in the normal course of business, including weather emergencies, system and power outages, etc. The Company is in the process of augmenting those plans to include plans that deal with different Year 2000 scenarios the Company believes could possibly occur. The Company continues to work closely with each of the airports it serves to ensure all potential Year 2000 related issues are addressed in a timely manner. The Company is also in the process of business continuity planning to be utilized in the event any vendor cannot demonstrate to the Company, on a timely basis, its Year 2000 compliance. There can be no guarantee, however, that the Company's systems and equipment or third parties' systems and equipment on which Southwest relies will be Year 2000 ready in a timely manner or that contingency plans will mitigate the impact of any failure to complete plans in a timely manner.

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


Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          During the first quarter of 1999, Herbert D. Kelleher exercised unregistered options to purchase Southwest Common Stock as follows:

              Number of Shares                          Date of
            Purchased                 Exercise Price      Exercise

                  303,750                $1.00          1/15/99
                   75,938               $1.321          1/15/99


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

                                SOUTHWEST AIRLINES CO.





May 13, 1999                      /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                         INDEX TO EXHIBITS


Exhibit
Number                      Exhibit


(27)      Financial Data Schedule