Form 10-Q
period 1999-06-30
SOUTHWEST AIRLINES CO
filed 1999-08-13
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 1999     OR

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

     Number of shares of Common Stock outstanding as of the close of business on August 9, 1999:

                            504,030,721


                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)
                            (unaudited)

                                                   June 30, 1999   December 31, 1998
ASSETS
Current Assets:
  Cash and cash equivalents                             $487,635         $378,511
  Accounts receivable                                    116,785           88,799
  Inventories of parts and supplies                       60,803           50,035
  Deferred income taxes                                   21,252           20,734
  Prepaid expenses and other current assets               32,537           36,076
    Total current assets                                 719,012          574,155

Property and equipment:
  Flight equipment                                     5,121,969        4,709,059
  Ground property and equipment                          745,709          720,604
  Deposits on flight equipment purchase contracts        403,688          309,356
                                                       6,271,366        5,739,019
  Less allowance for depreciation                      1,712,454        1,601,409
                                                       4,558,912        4,137,610
Other assets                                               4,370            4,231
                                                      $5,282,294       $4,715,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $176,701         $157,415
  Accrued liabilities                                    557,310          477,448
  Air traffic liability                                  292,893          200,078
  Income taxes payable                                    68,783                -
  Current maturities of long-term debt                     7,722           11,996
  Other current liabilities                                4,360            3,716
    Total current liabilities                          1,107,769          850,653

Long-term debt less current maturities                   617,207          623,309
Deferred income taxes                                    595,601          549,207
Deferred gains from sale and leaseback of                230,290          238,412
aircraft
Other deferred liabilities                                58,472           56,497
Stockholders' equity:
  Common stock                                           335,937          335,904
  Capital in excess of par value                          89,878           89,820
  Retained earnings                                    2,249,814        2,044,975
  Treasury stock at cost                                  (2,674)         (72,781)

    Total stockholders' equity                         2,672,955        2,397,918
                                                      $5,282,294       $4,715,996

See accompanying notes.








                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands except per share amounts)
                            (unaudited)

                                   Three months ended June 30,  Six months ended June 30,
                                       1999         1998         1999         1998
OPERATING REVENUES:
  Passenger                          $1,160,153   $1,030,238   $2,179,449   $1,925,027
  Freight                                25,186       24,283       50,279       49,425
  Other                                  35,093       24,320       66,275       47,042
    Total operating revenues          1,220,432    1,078,841    2,296,003    2,021,494

OPERATING EXPENSES:
  Salaries, wages, and benefits         368,573      320,539      712,585      618,771
  Fuel and oil                          102,982       96,043      188,650      197,519
  Maintenance materials and repairs      85,145       75,211      174,636      146,700
  Agency commissions                     40,201       41,529       79,282       79,977
  Aircraft rentals                       49,898       50,747       99,704      101,164
  Landing fees and other rentals         60,708       54,042      118,691      104,596
  Depreciation                           59,542       53,996      116,328      105,976
  Other operating expenses              199,052      178,186      385,179      346,550
    Total operating expenses            966,101      870,293    1,875,055    1,701,253

OPERATING INCOME                        254,331      208,548      420,948      320,241

OTHER EXPENSES (INCOME):
  Interest expense                       13,295       13,561       26,682       29,272
  Capitalized interest                   (9,109)      (6,481)     (16,093)     (12,717)
  Interest income                        (6,838)      (8,473)     (12,373)     (16,288)
  Other (gains) losses, net                 385       (6,606)      10,032      (10,630)
    Total other expenses (income)        (2,267)      (7,999)       8,248      (10,363)


INCOME BEFORE INCOME TAXES              256,598      216,547      412,700      330,604
PROVISION FOR INCOME TAXES               98,841       83,154      159,096      127,203


NET INCOME                             $157,757     $133,393     $253,604     $203,401


NET INCOME PER SHARE:
  Basic                                   $ .31        $ .27        $ .50        $ .41
  Diluted                                 $ .29        $ .25        $ .47        $ .38

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                 503,531      502,164      502,349      501,116
  Diluted                               539,059      531,111      537,497      530,258

See accompanying notes.



                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                              Six months ended June 30,
                                                 1999           1998
Net cash provided by operating
  activities                                  $673,138       $508,424

Investing activities:
  Net purchases of property and
    equipment                                 (568,790)      (471,815)

Financing activities:
  Payment of long-term debt and
    capital lease obligations                  (10,572)      (111,959)
  Payment of cash dividends                    (10,542)        (6,669)
  Proceeds from Employee stock plans            25,890         25,849

Net cash provided by (used in)
  financing activities                           4,776        (92,779)

Net increase (decrease) in cash and
  cash equivalents                             109,124        (56,170)
Cash and cash equivalents at
  beginning of period                          378,511        623,343

Cash and cash equivalents at
  end of period                               $487,635       $567,173

Cash payments for:
  Interest, net of amount
    capitalized                                $11,408        $20,351
  Income taxes                                 $29,244        $31,251

See accompanying notes.



                      SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 1999 and 1998 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1998.

      2. Dividends - During the three month periods ended June 30, 1999 and March 31, 1999, dividends of $.0055 per share and $.005 per share were declared, respectively, on the 503,581,881 and 501,949,689 shares of common stock then outstanding. During the three month periods ended June 30, 1998 and March 31, 1998, $.0044 per share in dividends were declared on the 502,280,503 and 501,031,778 shares of common stock then outstanding.

      3. Common stock - On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing
111,894,315  shares  on August 20, 1998.  On  May  20,  1999,  the
Company's Board of Directors declared a three-for-two stock split, distributing 167,954,962 shares on July 19, 1999. All per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for these stock splits.


     4. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

[CAPTION]

                                              Three months ended   Six months ended
                                                    June 30,           June 30,
                                            1999      1998      1999      1998
NUMERATOR:
  Net income available to common
    stockholders - numerator for basic
    and diluted earnings per share         $157,757  $133,393  $253,604  $203,401

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                      503,531   502,164   502,349   501,116
  Dilutive effect of Employee stock
    options                                  35,528    28,947    35,148    29,142
  Adjusted weighted-average shares
    outstanding, diluted                    539,059   531,111   537,497   530,258

NET INCOME PER SHARE:
  Basic                                       $0.31     $0.27     $0.50     $0.41
  Diluted                                     $0.29     $0.25     $0.47     $0.38




Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six month periods ended June 30, 1999 and 1998 are as follows:

[CAPTION]

                                 Three months ended June 30,
                                  1999         1998          Change
Revenue passengers carried      14,816,803   13,766,338          7.6 %
Revenue passenger miles
  (RPMs) (000s)                  9,471,014    8,225,141         15.1 %
Available seat miles
  (ASMs) (000s)                 12,947,815   11,712,905         10.5 %
Load factor                           73.1%        70.2%         2.9 pts.
Average length of
  passenger haul                       639          597          7.0 %
Trips flown                        210,029      200,977          4.5 %
Average passenger fare              $78.30       $74.84          4.6 %
Passenger revenue yield
  per RPM (cents)                    12.25        12.53         (2.2)%
Operating revenue yield
  per ASM (cents)                     9.43         9.21          2.4 %
Operating expenses per ASM (cents)    7.46         7.43          0.4 %
Fuel costs per gallon,
  excluding fuel tax (cents)         44.36        45.13         (1.7)%
Number of Employees at
  period-end                        26,818       24,387         10.0 %
Size of fleet at period-end            294          273          7.7 %


[CAPTION]

                                  Six months ended June 30,
                                  1999         1998        Change
Revenue passengers carried      27,750,381   25,615,024         8.3 %
Revenue passenger miles
  (RPMs) (000s)                 17,517,498   15,123,988        15.8 %
Available seat miles
  (ASMs) (000s)                 25,340,794   22,983,079        10.3 %
Load factor                           69.1%        65.8%        3.3 pts.
Average length of
  passenger haul                       631          590         6.9 %
Trips flown                        412,575      396,154         4.1 %
Average passenger fare              $78.54       $75.15         4.5 %
Passenger revenue yield
  per RPM (cents)                    12.44        12.73        (2.3)%
Operating revenue yield
  per ASM (cents)                     9.06         8.80         3.0 %
Operating expenses per ASM (cents)    7.40         7.40         0.0 %
Fuel costs per gallon,
  excluding fuel tax (cents)         41.92        47.62       (12.0)%
Number of Employees at
  period-end                        26,818       24,387        10.0 %
Size of fleet at period-end            294          273         7.7 %


Material Changes in Results of Operations

     Consolidated net income for the second quarter ended June 30, 1999 was $157.8 million ($.29 per share, diluted), as compared to the second quarter 1998 net income of $133.4 million ($.25 per share, diluted), an increase of 18.3 percent. For the six months ended June 30, 1999, net income was $253.6 million ($.47 per share, diluted), an increase of 24.7 percent over the first half of 1998 net income of $203.4 million ($.38 per share, diluted). The prior year's earnings per share amounts have been restated for the 1999 and 1998 three-for-two stock splits (see Note 3 to the Condensed Consolidated Financial Statements).

      Consolidated operating revenues increased 13.1 percent for the second quarter of 1999 and 13.6 percent for the six months ended June 30, 1999 compared to the corresponding periods of the prior year primarily due to 12.6 percent and 13.2 percent increases, respectively, in consolidated passenger revenues. The increases in passenger revenues resulted from 7.6 percent and 8.3 percent increases in revenue passengers carried, and 15.1 percent and 15.8 percent increases in revenue passenger miles (RPMs) for the three and six month periods ended June 30, 1999, respectively. The passenger revenue yield per RPM decreased 2.2 percent to $.1225 for the three months ended June 30, 1999 and decreased 2.3 percent to $.1244 for the six months ended June 30, 1999 primarily due to an increase in average length of passenger haul of 7.0 percent and 6.9 percent, respectively, partially offset by a 4.6 percent and 4.5 percent increase in average passenger fare.

     The increase in RPMs of 15.1 percent and 15.8 percent for the three and six months ended June 30, 1999, respectively, exceeded the increase in available seat miles (ASMs) of 10.5 percent and
10.3 percent for these same periods resulting in a 2.9 point increase in load factor to 73.1 percent for second quarter 1999 and a 3.3 point increase to 69.1 percent for the six months ended June 30, 1999. The increases in ASMs resulted primarily from the net addition of 21 aircraft since second quarter 1998.

      Strong load factor and revenue trends continued in July. The load factor for July 1999 was 75.6 percent, up 2.5 points from July 1998's load factor of 73.1 percent. Thus far, bookings
for  August and  September  are  also strong.     (The immediately
preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include,
but may not  be  limited   to,  competitive pressure  such as fare
sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     Consolidated freight revenues increased 3.7 percent in second quarter 1999 and 1.7 percent for the six months ended June 30, 1999 as compared to the same periods of the prior year. The increases are primarily due to modest rate increases by the Company and a higher mix of premium rate shipments as a percentage of total unit volume. The increases were less than capacity growth, however, due primarily to the postal service continuing to shift business away from commercial carriers. Other revenues increased 44.3 percent in the second quarter 1999 and 40.9 percent for the six months ended June 30, 1999 primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program, and an increase in charter revenue.


     Operating expenses per ASM increased .4 percent for the three months ended June 30, 1999 and remained unchanged for the six months ended June 30, 1999 as compared to the same prior year periods. For second quarter 1999 compared to second quarter 1998, operating expenses per ASM increased in salaries, wages, and benefits, and were partially offset by decreases in travel agency commissions and aircraft rental expense. For the six months ended June 30, 1999 compared to the same prior year period, expenses per ASM increased in salaries, wages, and benefits and maintenance, but were offset by a decline in average jet fuel prices. Excluding jet fuel costs, operating expenses per ASM were up 1.8 percent for the first half of 1999 versus the first half of 1998. Based on current trends, the Company expects modest increases in nonfuel unit costs for third quarter 1999 in comparison to the same 1998 period. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, general economic conditions.)

                      Southwest Airlines Co.
                   Operating Expenses per ASM
                 (in cents except percent change)
[CAPTION]

                                 Three months ended June 30,      Six months ended June 30,
                                             Inc/  Percent                Inc/  Percent
                               1999   1998  (Dec)  Change   1999   1998  (Dec)  Change
Salaries, wages, and benefits   2.39   2.32    .07     3.0   2.41   2.35    .06     2.6
Employee profitsharing and
  savings plans                  .46    .42    .04     9.5    .39    .35    .04    11.4
Fuel and oil                     .80    .82   (.02)   (2.4)   .74    .86   (.12)  (14.0)
Maintenance materials
  and repairs                    .66    .64    .02     3.1    .69    .64    .05     7.8
Agency commissions               .31    .35   (.04)  (11.4)   .31    .35   (.04)  (11.4)
Aircraft rentals                 .39    .43   (.04)   (9.3)   .39    .44   (.05)  (11.4)
Landing fees and other           .47    .46    .01     2.2    .47    .45    .02     4.4
rentals
Depreciation                     .46    .46      -       -    .46    .46      -       -
Other operating expenses        1.52   1.53   (.01)    (.7)  1.54   1.50    .04     2.7

Total                           7.46   7.43    .03      .4   7.40   7.40    .00     (.0)


  Salaries, wages, and benefits per ASM increased 3.0 percent  and
2.6 percent in the three and six month periods ended June 30, 1999, respectively. These increases were primarily due to increased workers' compensation costs, higher effective wage rates, and increased health care costs.

      Profitsharing and Employee savings plans expense per ASM increased 9.5 percent and 11.4 percent for the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year primarily due to higher earnings available for profitsharing in 1999.

      Fuel and oil expense per ASM decreased 2.4 percent and 14.0 percent for the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year. For second quarter 1999, the Company recognized gains due to hedging activities of approximately $10.5 million, which more than offset an increase in average jet fuel price per gallon compared to second quarter 1998. Before hedging activities, the average price paid for jet fuel was approximately $.4893 per gallon in second quarter 1999 compared to $.4513 per gallon in same prior year period. Including the effects of hedging activities, the average cost of jet fuel was $.4436 per gallon for second quarter 1999. For the first half of 1999, the average cost of jet fuel was $.4192 per gallon compared to $.4762 per gallon during the same period of 1998, including the effects of hedging activities. As of August 9, 1999, the Company has hedged its exposure to fuel price increases with both fixed swap agreements and purchased crude oil call options totaling approximately 22% of its third quarter 1999 anticipated fuel requirements. The average price paid for jet fuel in July 1999 was $.5485 per gallon, excluding gains from hedging activities.

      Maintenance materials and repairs per ASM increased 3.1 percent and 7.8 percent for the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods of 1998. The increases are primarily due to more routine heavy maintenance activities being outsourced throughout the first half of 1999. The outsourcing of this maintenance was due to the Company's aircraft growth currently exceeding the available headcount and facilities necessary to perform the maintenance internally. Additionally, for the first half of 1999, the Company experienced an increase in maintenance costs due to higher engine overhaul costs related to the Company's 737-200 aircraft, which are not covered by the Company's engine maintenance contract with General Electric Engine Services, Inc. This increase in maintenance was primarily due to an increase in the number of engine overhauls and the average cost per overhaul. The Company currently expects third quarter 1999 maintenance costs to be higher on a per ASM basis than third quarter 1998 due primarily to the continued outsourcing of routine heavy maintenance and an increase in 737-200 aircraft engine overhaul expense. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unanticipated required aircraft airframe or engine repairs.)

      Agency commissions per ASM decreased 11.4 percent for both the three and six month periods ended June 30, 1999 as compared to the same periods of 1998, primarily due to a decrease in the percentage of commissionable sales. Commissionable sales represented 33.4 percent and 35.1 percent of total sales in second quarter 1999 and the first half of 1999, respectively, down from
37.2 percent and 39.1 percent in the same 1998 periods.

      Aircraft rentals per ASM decreased 9.3 percent for second quarter 1999 and 11.4 percent for the six months ended June 30, 1999 as compared to the same periods of 1998, primarily due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals increased 2.2 percent and 4.4 percent per ASM for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods of 1998. These increases were primarily due to the Company's expansion of facilities in several airports where the Company already had existing service as well as the start of service to new airports.

     Depreciation expense per ASM was flat for second quarter 1999 and for the six months ended June 30, 1999 as compared to the same periods of 1998. Although the Company experienced an increase in depreciation expense per ASM due to a higher percentage of owned aircraft, this increase was offset by an increase in the estimated useful lives of the Company's Boeing 737-300/500 aircraft from 20 years to 23 years. This change in accounting estimate was made January 1, 1999 and resulted in a decrease in depreciation expense of approximately $6.4 million for second quarter 1999 and $12.8 million for the first half of 1999. This revision will result in similar savings for remaining 1999 periods compared to 1998.

      Other operating expenses per ASM decreased slightly for second quarter 1999, but increased 2.7 percent for the six months ended June 30, 1999 as compared to the same periods of 1998. The increase for the first half of 1999 was primarily due to higher credit card processing costs and increased advertising costs associated with beginning service to two new cities during the first half of 1999 versus one new city in the first half of 1998.

      Other expenses (income) for the three and six month periods ended June 30, 1999, included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense was relatively flat for second quarter 1999 compared to the same period in 1998. For the first half of 1999, interest expense decreased approximately 8.8 percent as compared to the same period of 1998, due primarily to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased $2.6 million and $3.4 million for the three and six month periods ended June 30, 1999, respectively, as a result of higher 1999 progress payment balances for scheduled future aircraft deliveries. Interest income decreased for the three and six months ended June 30, 1999 due to lower invested cash balances. Other losses for the first half of 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects; whereas other gains in second quarter 1998 and the first half of 1998 primarily consisted of contractual penalties received from Boeing due to delays in the delivery of 737-700 aircraft.

Liquidity and Capital Resources

      Net cash provided by operating activities was $673.1 million for the six months ended June 30, 1999 and $1,050.8 million for the 12 months then ended. Cash generated for the 12 months ended June 30, 1999 was primarily used to finance aircraft-related capital expenditures, provide working capital, and repurchase approximately $100 million of the Company's outstanding common stock. The Company began and completed this repurchase program during third quarter 1998.

      During the 12 months ended June 30, 1999, net capital expenditures were $1,044.1 million, which primarily related to the purchase of 24 new 737-700 aircraft, three used 737-300 aircraft, five used 737-200 aircraft, and progress payments for future aircraft deliveries. The five 737-200 aircraft were previously on lease by Southwest prior to being purchased.

           The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. During the six months ended June 30, 1999, the Company exercised options to purchase six Boeing 737-700 aircraft for accelerated delivery in the year 2000, and options for six additional Boeing 737-700 aircraft for accelerated delivery in late 2000 and early 2001. In addition, the Company has acquired and placed in service two used Boeing 737 -300s thus far in 1999. As of July 31, 1999, 15 737-700s are scheduled for delivery in the remainder of 1999, 31 in 2000, 23 in 2001, 21 in 2002, five in 2003, and five in 2004. In addition, the Company has options to purchase up to 62 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 1999. Aggregate funding needed for fixed commitments at July 31, 1999 was approximately $2,288 million at April 30, 1999 due as follows:
$320.8 million in 1999; $689.4 million in 2000; $520.1 million  in
2001;  $515.8 million in 2002; $152.8 million in 2003;  and  $89.1 million in 2004.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 1999 of $487.6 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at June 30, 1999). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing during 1999 and 2000.

      The Company began new service to Raleigh-Durham North Carolina on June 6, 1999, with nonstop service to Baltimore/Washington, Nashville, Chicago Midway, Tampa Bay, and Orlando. The Company recently announced new service to Bradley International Airport in Hartford, Connecticut beginning on October 31, 1999 with daily nonstop service to Baltimore/Washington, Nashville, Chicago Midway, and Orlando.

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

        The   Company's   program   consists   of   five   phases:
identification of all products, services, vendors, etc. to determine if they could potentially be affected by the Year 2000 issue; assessment includes the prioritization of each item according to its significance to the Company's operations and the determination of a strategy for remediation; remediation entails the execution of plans to make an item Year 2000 ready including replacement, modifying computer codes, retirement, or verification of whether or not an item has date codes; testing includes the validation of whether an item is Year 2000 ready by using date simulation techniques; and implementation, which involves putting an item in use in the Company's operations.

FLIGHT SAFETY SYSTEMS The Company has completed all phases of its Year 2000 project as it relates to its aircraft fleet and onboard support systems. The Company does not believe there are any safety issues in regard to these systems and believes they are Year 2000 ready. The Company also utilizes ground computer systems and equipment essential for the maintenance of aircraft and the management of flight operations. All phases of the project with respect to these systems and equipment are essentially completed with the exception of a system which is dependent on a third party provider's completion of Year 2000 readiness, now scheduled for early fourth quarter.

INTERNAL  SYSTEMS     The  Company's vital and  critical  internal
systems include computer hardware, software, and related equipment for customer reservations, ticketing, flight and crew scheduling,
revenue  management,  accounting  functions,  and  payroll.   Also
included   are   non-information  systems  that  support   airport
activities  such  as aircraft ground handling, bag  handling,  and
security.   Although some of these systems are still currently  in
the testing phase, virtually all of the Company's vital and critical systems are Year 2000 ready, with the remaining systems expected to be ready by year-end. While all vital and critical systems are expected to be Year 2000 ready by year-end, the Company also believes it has or will have contigency plans in place to ensure there will not be a material disruption in the Company's
operations.   Additionally, the Company has established procedures
to review all new potential vital and critical hardware and software purchases and development to ensure they are Year 2000 ready.

     The Company's non-information systems primarily include electrical systems, telephone systems, elevators, security systems, etc. For non-information systems, the Company has performed some internal testing, but has primarily relied on positive assurances it has received from original manufacturers or suppliers of those non-information systems where no date logic is involved.

THIRD PARTIES As part of its Year 2000 assessment, the Company has also considered the compliance of third parties with which the Company has a material relationship, namely its vendors and governmental agencies such as the Federal Aviation Administration ("FAA"). The Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company has contacted all of its material third party vendors and is continuing to monitor and evaluate their statements of Year 2000 compliance. The Company has utilized many different methods in obtaining assurances from third parties including questionnaires, written statements, obtaining publicly filed documents, etc., and continually updates information received as new data becomes available. The Company has also visited several of its vital and critical third party vendors for the sole purpose of observing Year 2000 testing and processes. In addition, the Company continues  to  work  with  other  members  of  the  Air  Transport
Association, the airline industry trade group, to share information and resources regarding vendors which are common to the entire industry.

      The FAA has stated that all of their internal systems, including systems that involve the operation of the nation's air traffic control system, are now fully compliant for the Year 2000. Systems controlled by the FAA are directly involved with air safety, including radar screens and radio transmissions, ground traffic control, airport weather reports, and remote radio beacons.

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

YEAR 2000 COSTS The Company currently anticipates it will spend approximately $16 million on Year 2000 compliance, of which approximately $13.9 million has been spent through June 30, 1999. The majority of the previously expensed amounts have been for third party Year 2000 consultants, full-time associates, and new hardware and software purchases. The Company also purchased Year 2000 hardware and software testing and data aging tools that it has utilized on internal systems. The majority of the remaining expense is expected to be for full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will be expensed as incurred from operating cash flow.

RISK OF YEAR 2000 ISSUES The Company believes its project to ensure Year 2000 readiness will be completed in a timely manner and Year 2000 issues will not have a material adverse effect on operations. However, it is possible the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. This could in turn have a material adverse effect on the Company's operations. The Company currently believes its most likely worst case scenario could involve delays and possibly cancellations of a small percentage of the Company's scheduled flights on the first few days of the Year 2000. This scenario would most likely result from airport delays and other factors out of the Company's control. If delays do happen, however, the Company does not believe they would last for an extended period of time or cause a major disruption in the Company's operations.

The Company has developed contingency plans to deal with situations that occur from time to time in the normal course of business, including weather emergencies, system and power outages, etc. The Company is in the process of augmenting those plans to include plans that deal with different Year 2000 scenarios the
Company believes could possibly occur. Contingency plans are being established within each department of the Company to ensure there are minimal internal disruptions in the Company's operations. The Company continues to work closely with each of the airports it serves to ensure all potential Year 2000 related issues are addressed in a timely manner. The Company's senior management meets on a regular basis to discuss the progress of its own Year 2000 effort as well as the status of the airports it serves and its third party vendors.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Thursday, May 20, 1999. The following matter was voted on at the meeting: An Amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock was approved by the shareholders. 391,195,518 shares were voted for the amendment; 46,825,422 shares were voted against the amendment; 1,253,571 shares abstained from voting.

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               12   Calculation  of  Ratio of Earnings  to  Fixed
                    Charges
               27.1 Financial Data Schedule
               27.2 Restated 1999 Financial Data Schedule
               27.3 Restated 1998 Financial Data Schedules
               27.4 Restated 1997 Financial Data Schedule

          b)   Reports on Form 8-K

                         None







                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.





August 13, 1999                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)





                         INDEX TO EXHIBITS


Exhibit
Number                      Exhibit

12        Calculation of Ratio of Earnings to Fixed Charges
27.1      Financial Data Schedule
27.2      Restated 1999 Financial Data Schedule
27.3      Restated 1998 Financial Data Schedules
27.4      Restated 1997 Financial Data Schedule





                                                  EXHIBIT 12


                      SOUTHWEST AIRLINES CO.
         CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          ($ in millions)

[CAPTION]

                              Six Months
                             Ended June 30          Year Ended December 31,

                           1999    1998    1998    1997    1996    1995    1994
Earnings
  Income before income
    taxes and cumulative
    effect of accounting
    changes               $412.7  $330.6  $705.1  $517.0  $341.4  $305.1  $299.5
  Add:  Fixed charges       91.9    95.3   190.0   198.5   184.1   169.1   141.6
  Less:  Interest
    capitalized             16.1    12.7    25.6    19.8    22.3    31.4    26.3
    Total                 $488.5  $413.2  $869.5  $695.7  $503.2  $442.8  $414.8

Fixed charges
  Interest expense         $10.6   $16.6   $30.7   $43.7   $37.0   $27.4   $27.1
  Add:  Interest
    capitalized             16.1    12.7    25.6    19.8    22.3    31.4    26.3
  Gross interest expense    26.7    29.3    56.3    63.5    59.3    58.8    53.4
  Add:  Interest factor
    of operating
    lease expense           65.2    66.0   133.7   135.0   124.8   110.3    88.2
    Total                  $91.9   $95.3  $190.0  $198.5  $184.1  $169.1  $141.6

Ratio of earnings to
   fixed charges            5.32    4.34    4.58    3.50    2.73    2.62    2.93
