Form 10-Q
period 1999-09-30
SOUTHWEST AIRLINES CO
filed 1999-11-12
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 1999     OR

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

     Number of shares of Common Stock outstanding as of the close of business on November 8, 1999:

                            504,435,654


                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEET
                          (in thousands)
                            (unaudited)

                                          September     December 31,
                                           30,1999          1998
ASSETS
Current Assets:
  Cash and cash equivalents                         $266,688       $378,511
  Accounts receivable                                113,039         88,799
  Inventories of parts and supplies                   53,628         50,035
  Deferred income taxes                               21,477         20,734
  Prepaid expenses and other current assets           33,642         36,076
    Total current assets                             488,474        574,155

Property and equipment:
  Flight equipment                                 5,492,977      4,709,059
  Ground property and equipment                      735,526        720,604
  Deposits on flight equipment purchase contracts    374,019        309,356
                                                   6,602,522      5,739,019
  Less allowance for depreciation                  1,781,623      1,601,409
                                                   4,820,899      4,137,610
Other assets                                           8,203          4,231
                                                  $5,317,576     $4,715,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $170,106       $157,415
  Accrued liabilities                                479,113        477,448
  Air traffic liability                              289,909        200,078
  Income taxes payable                                51,137              -
  Current maturities of long-term debt                 6,943         11,996
  Other current liabilities                            4,119          3,716
    Total current liabilities                      1,001,327        850,653

Long-term debt less current maturities               617,379        623,309
Deferred income taxes                                620,038        549,207
Deferred gains from sale and leaseback of aircraft   226,495        238,412
Other deferred liabilities                            51,096         56,497
Stockholders' equity:
  Common stock                                       504,249        335,904
  Capital in excess of par value                       2,599         89,820
  Retained earnings                                2,294,818      2,044,975
  Treasury stock at cost                                (425)       (72,781)

    Total stockholders' equity                     2,801,241      2,397,918
                                                  $5,317,576     $4,715,996

See accompanying notes.


                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands except per share amounts)
                            (unaudited)

                              Three months ended         Nine months ended
                                 September 30,              September 30,
                                1999         1998         1999        1998
OPERATING REVENUES:
  Passenger                  $1,174,732  $1,042,813    $3,354,181  $2,967,840
  Freight                        25,273      23,360        75,552      72,785
  Other                          35,161      28,657       101,436      75,699
   Total operating revenues   1,235,166   1,094,830     3,531,169   3,116,324

OPERATING EXPENSES:
  Salaries, wages, and benefits 375,524     335,654     1,088,109     954,425
  Fuel and oil                  142,624      96,619       331,274     294,138
  Maintenance materials and
    repairs                     100,037      77,373       274,673     224,073
  Agency commissions             39,222      40,087       118,504     120,064
  Aircraft rentals               49,835      51,547       149,539     152,711
  Landing fees and other rentals 62,547      54,773       181,238     159,369
  Depreciation                   63,808      59,575       180,136     165,551
  Other operating expenses      195,106     175,283       580,285     521,833
   Total operating expenses   1,028,703     890,911     2,903,758   2,592,164

OPERATING INCOME                206,463     203,919       627,411     524,160

OTHER EXPENSES (INCOME):
  Interest expense               13,254     13,459         39,936      42,731
  Capitalized interest           (8,337)    (6,093)       (24,430)    (18,810)
  Interest income                (6,465)    (8,533)       (18,838)    (24,821)
  Other (gains) losses, net          62     (5,969)        10,094     (16,599)
   Total other expenses (income) (1,486)    (7,136)         6,762     (17,499)


INCOME BEFORE INCOME TAXES      207,949    211,055        620,649     541,659
PROVISION FOR INCOME TAXES       80,971     81,410        240,067     208,613


NET INCOME                     $126,978    $129,645      $380,582    $333,046


NET INCOME PER SHARE:
  Basic                           $ .25       $ .26         $ .76       $ .67
  Diluted                         $ .24       $ .24         $ .71       $ .63

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                         504,214     500,013       502,978     500,744
  Diluted                       535,772     530,342       536,929     530,282

See accompanying notes.



                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                      Nine months ended September 30,
                                         1999             1998
Net cash provided by operating
  activities                         $782,468          $692,312

Investing activities:
  Net purchases of property and
    equipment                        (902,441)         (672,992)

Financing activities:
  Payment of long-term debt and
    capital lease obligations         (11,278)         (116,877)
  Payment of cash dividends           (10,842)           (9,284)
  Proceeds from Employee stock plans   30,695            35,682
  Repurchase of common stock             (425)         (100,000)

Net cash provided by (used in)
  financing activities                  8,150          (190,479)

Net decrease in cash and
  cash equivalents                   (111,823)         (171,159)
Cash and cash equivalents at
  beginning of period                 378,511           623,343

Cash and cash equivalents at
  end of period                      $266,688          $452,184

Cash payments for:
  Interest, net of amount
    capitalized                       $22,735           $34,450
  Income taxes                       $103,627           $91,151

See accompanying notes.



                      SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 1999 and 1998 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1998.

      2. Dividends - During the three-month periods ended September 30 and June 30, 1999, dividends of $.0055 per share were declared on the 504,079,475 and 503,581,881 shares of common stock then outstanding, respectively. During the period ended March 31, 1999, dividends of $.005 per share were declared on the 501,949,689 shares of common stock then outstanding. During the three-month period ended September 30, 1998, dividends of $.005 per share were declared on the 497,061,801 shares of common stock then outstanding. During the three-month periods ended June 30, 1998 and March 31, 1998, dividends of $.0044 per share were declared on the 502,280,503 and 501,031,778 shares of common stock then outstanding.

      3. Common stock - On May 20, 1999, the Company's Board of Directors declared a three-for-two stock split, distributing 167,954,962 shares on July 19, 1999. All per share data presented in the accompanying consolidated financial statements and notes thereto have been restated for this stock split.

     4. Net income per share - The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

[CAPTION]

                                    Three months ended    Nine months ended
                                        September 30,       September 30,
                                      1999       1998      1999        1998
NUMERATOR:
  Net income available to common
    stockholders - numerator for
    basic and diluted earnings
    per share                       $126,978   $129,645   $380,582   $333,046

DENOMINATOR:
  Weighted-average shares
    outstanding, basic               504,214    500,013    502,978    500,744
  Dilutive effect of Employee
    stock options                     31,558     30,329     33,951     29,538
  Adjusted weighted-average
    shares outstanding, diluted      535,772    530,342    536,929    530,282

NET INCOME PER SHARE:
  Basic                                $0.25      $0.26      $0.76      $0.67
  Diluted                              $0.24      $0.24      $0.71      $0.63


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three- and nine-month periods ended September 30, 1999 and 1998 are as follows:

[CAPTION]

                      Three months ended      Nine months ended
                         September 30,         September 30,

                       1999     1998    Change     1999     1998    Change
Revenue passengers
  carried        14,932,022  13,680,772   9.1%  42,682,403  39,295,796  8.6%
Revenue passenger
  miles (RPMs)
  (000s)          9,611,325   8,463,510  13.6%  27,128,823  23,587,499 15.0%
Available seat miles
  (ASMs) (000s)  13,620,008  12,279,921  10.9%  38,960,801  35,263,000 10.5%
Load factor           70.6%       68.9%  1.7pts.     69.6%       66.9% 2.7pts.
Average length of
  passenger haul        644         619   4.0%         636         600  6.0%
Trips flown         216,761     206,424   5.0%     629,336     602,578  4.4%
Average passenger
  fare               $78.67      $76.22   3.2%      $78.58      $75.53  4.0%
Passenger revenue
  yield per RPM
  (cents)             12.22       12.32  (0.8)%      12.36       12.58 (1.7)%
Operating revenue
  yield per ASM
  (cents)              9.07        8.92   1.7%        9.06        8.84   2.5%
Operating expenses
  per ASM (cents)      7.55        7.26   4.0%        7.45        7.35   1.4%
Fuel costs per gallon,
  excluding fuel
  tax (cents)         58.36       44.18  32.1%       47.72       46.43   2.8%
Number of Employees
  at period-end      27,164      25,019   8.6%      27,164      25,019   8.6%
Size of fleet at
  period-end            306         276  10.9%         306         276  10.9%


Material Changes in Results of Operations

     Consolidated net income for the third quarter ended September 30, 1999 was $127.0 million, compared to third quarter 1998 net income of $129.6 million, a decrease of 2.1 percent. Diluted earnings per share for both periods was $.24 per share. Operating income for third quarter 1999 was $206.4 million, an increase of
1.2 percent compared to third quarter 1998. For the nine months ended September 30, 1999, net income was $380.6 million ($.71 per share, diluted), an increase of 14.3 percent over the net income recorded for the same 1998 period of $333.0 million ($.63 per share, diluted). Operating income for the nine months ended September 30, 1999 increased 19.7 percent to $627.4 million compared to the same 1998 period. The prior year's earnings per share amounts have been restated for the 1999 three-for-two stock split (see Note 3 to the Condensed Consolidated Financial Statements).

      Operating revenues increased 12.8 percent for third quarter 1999 and 13.3 percent for the nine months ended September 30, 1999 compared to the corresponding periods of the prior year primarily due to 12.7 percent and 13.0 percent increases, respectively, in passenger revenues. The increases in passenger revenues resulted from 9.1 percent and 8.6 percent increases in revenue passengers carried, and 13.6 percent and 15.0 percent increases in revenue passenger miles (RPMs) for the three- and nine-month periods ended September 30, 1999, respectively. The passenger revenue yield per RPM decreased 0.8 percent to $.1222 for the three months ended September 30, 1999 and decreased 1.7 percent to $.1236 for the nine months ended September 30, 1999. These decreases were primarily due to an increase in average length of passenger haul of 4.0 percent and 6.0 percent, respectively, partially offset by a 3.2 percent and 4.0 percent increase in average passenger fare for the three- and nine-month periods ended September 30, 1999.

      The RPM increases of 13.6 percent and 15.0 percent for the three and nine months ended September 30, 1999, respectively, exceeded the increase in available seat miles (ASMs) of 10.9 percent and 10.5 percent for these same periods. This resulted in a 1.7 point increase in load factor to 70.6 percent for third quarter 1999 and a 2.7 point increase to 69.6 percent for the nine months ended September 30, 1999. The ASM increases resulted primarily from the net addition of 30 aircraft since third quarter 1998.

     Favorable load factor and revenue trends continued in October 1999. The load factor for October 1999 was 67.6 percent, up 3.0 points from October 1998's load factor of 64.6 percent. Thus far, bookings for November and December are also good. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Freight revenues increased 8.2 percent in third quarter 1999 and 3.8 percent for the nine months ended September 30, 1999 compared to the same periods of the prior year. The increases are primarily due to added capacity and modest rate increases. The increase for the nine-month period ended September 30, 1999 was much less than capacity growth, however, due primarily to the U.S. Postal Service shifting business away from commercial carriers beginning in mid-1998. Other revenues increased 22.7 percent in third quarter 1999 and 34.0 percent for the nine months ended September 30, 1999. The third quarter increase was primarily in charter revenue due to increased and available capacity. The increase for the nine months ended September 30, 1999 compared to the same prior year period was primarily due to increased revenues from the sale of frequent flyer segment credits to participating partners in the Company's Rapid Rewards frequent flyer program, and an increase in charter revenue.

      Operating expenses per ASM increased 4.0 percent for the three months ended September 30, 1999 and increased 1.4 percent for the nine months ended September 30, 1999 compared to the same prior year periods. For third quarter 1999 compared to third quarter 1998, operating expenses per ASM increased primarily due to a 32.1 percent increase in average jet fuel prices. Excluding jet fuel costs, operating expenses per ASM during this period were up 0.6 percent. Based on current trends, the Company expects, at most, modest increases in unit costs, excluding fuel, for fourth quarter 1999 in comparison to the same 1998 period. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, general economic conditions.)


                      Southwest Airlines Co.
                   Operating Expenses per ASM
                 (in cents except percent change)
[CAPTION]

                       Three months ended        Nine months ended
                          September 30,            September 30,
                                 Inc/   Percent                Inc/  Percent
                     1999  1998 (Dec)    Change   1999  1998  (Dec)   Change
Salaries, wages, and
  benefits            2.38   2.34   .04    1.7    2.40   2.35   .05     2.1
Employee
  profitsharing and
  savings plans        .38    .39  (.01)  (2.6)    .40    .36    .04    11.1
Fuel and oil          1.05    .79   .26   32.9     .85    .83    .02     2.4
Maintenance materials
  and repairs          .73    .63   .10   15.9     .70    .64    .06     9.4
Agency commissions     .29    .33  (.04) (12.1)    .30    .34   (.04)  (11.8)
Aircraft rentals       .37    .42  (.05) (11.9)    .38    .43   (.05)  (11.6)
Landing fees and
  other rentals        .46    .45   .01    2.2     .47    .45    .02     4.4
Depreciation           .47    .49  (.02)  (4.1)    .46    .47   (.01)   (2.1)
Other operating
  expenses            1.42   1.42     -     -     1.49   1.48    .01      .7
Total                 7.55   7.26   .29    4.0    7.45   7.35    .10     1.4


      Salaries, wages, and benefits per ASM increased 1.7 percent and 2.1 percent for the three- and nine-month periods ended September 30, 1999, respectively. These increases were primarily due to higher effective wage rates and increased benefits costs.

      Profitsharing and Employee savings plans expense per ASM decreased 2.6 percent for the three-month period ended September 30, 1999 and increased 11.1 percent for the nine-month period ended September 30, 1999 compared to the corresponding periods of the prior year. These fluctuations were both driven by variations in earnings available for profitsharing in each respective period compared to the same prior year period.

      Fuel and oil expense per ASM increased 32.9 percent and 2.4 percent for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the corresponding periods of
the  prior  year.   The increases were primarily  due  to  a  32.1
percent and a 2.8 percent increase in average jet fuel price per gallon, respectively, for the three- and nine-month periods ended
September  30, 1999 compared to the same prior year periods.   The
average price of jet fuel was $.5836 per gallon in third quarter 1999 compared to $.4418 per gallon in the same prior year period, including the effects of hedging activities. For the nine months ended September 30, 1999, the average price of jet fuel was $.4772 per gallon compared to $.4643 per gallon during the same period of 1998, including the effects of hedging activities. For the three- and nine-month periods ended September 30, 1999, the Company's average price of jet fuel is net of approximately $2.5 million and $10.2 million in gains, respectively, due to hedging activities. As of November 10, 1999, the Company has hedged its exposure to fuel price increases with both fixed swap agreements and purchased crude oil call options totaling approximately 46 percent of its fourth quarter 1999 anticipated fuel requirements. However, the Company is expecting higher jet fuel prices for fourth quarter 1999 compared to fourth quarter 1998 due to the historically low
prices  experienced  in  fourth quarter  1998.   (The  immediately
preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.) The average price paid for jet fuel in October 1999 was $.6457 per gallon, including gains from hedging activities. The average price paid for jet fuel in October 1998 was $.4670 per gallon.

      Maintenance materials and repairs per ASM increased 15.9 percent and 9.4 percent for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the corresponding periods of 1998. Routine heavy maintenance or airframe inspection and repairs represented approximately 57 percent and 65 percent of the increase for the three- and nine-month periods ended September 30, 1999 compared to the same periods in 1998, respectively, while engine overhaul costs represented approximately 27 percent and 37 percent of the increase, respectively. The increase in airframe inspections and repairs was due primarily to the heavy volume of routine airframe checks scheduled for 1999 versus 1998. Further, an increased number of scheduled airframe checks were outsourced as the volume of work exceeded the available internal headcount and facilities necessary to perform such maintenance. In 1998, the Company performed all of this type of routine heavy maintenance internally; thus, the majority of these costs were reflected in salaries and wages. The increases in engine overhaul costs were primarily related to the Company's 737-200 aircraft. The Company's 737-200 aircraft engine overhauls are performed on a time and materials basis and are not covered by the Company's power-by-the-hour engine maintenance contract with General Electric Engine Services, Inc. The 737-200 engine overhauls experienced an increase both in the number of engine overhauls and the average cost per overhaul. The Company currently expects fourth quarter 1999 maintenance costs to be higher on a per ASM basis than fourth quarter 1998 for similar reasons. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unanticipated required aircraft airframe or engine repairs.) The Company plans to bring the majority of routine heavy maintenance back in-house in 2002 when its planned hanger expansion is completed.

      Agency commissions per ASM decreased 12.1 percent and 11.8 percent for the three- and nine-month periods ended September 30, 1999, respectively, compared to the same periods of 1998. The decreases were primarily due to a decrease in the percentage of commissionable sales resulting from an increase in direct sales to book airline travel. Commissionable sales represented 33.4 percent and 35.3 percent of total sales in third quarter 1999 and the first nine months of 1999, respectively, down from 38.4 percent and 40.5 percent in the same 1998 periods.

      Aircraft rentals per ASM decreased 11.9 percent for third quarter 1999 and 11.6 percent for the nine months ended September 30, 1999 as compared to the same periods of 1998, primarily due to a lower percentage of the aircraft fleet being leased. Approximately 32.7 percent of the Company's aircraft fleet were on operating lease at September 30, 1999 compared to 37.7 percent on operating lease at September 30, 1998.

      Landing fees and other rentals increased 2.2 percent and 4.4 percent per ASM for the three- and nine-month periods ended September 30, 1999, respectively, compared to the same periods of 1998. These increases were primarily due to the Company's expansion of facilities in several airports where the Company already had existing service as well as rental rate increases by several airports.

      Depreciation expense per ASM decreased 4.1 percent and 2.1 percent for third quarter 1999 and for the nine months ended
September 30, 1999 compared to the same periods of 1998. These decreases were primarily due to a change in the estimated useful lives of the Company's Boeing 737-300/500 aircraft from 20 years to 23 years. This change in accounting estimate was made January
1, 1999 and resulted in a decrease in depreciation expense of approximately $6.4 million for third quarter 1999 and $19.3 million for the nine months ended September 30, 1999. This revision will also result in similar savings for fourth quarter 1999 compared to 1998. The change in accounting estimate was partially offset for the three- and nine-month periods ended September 30, 1999 due to an increase in depreciation from the Company owning a higher percentage of its aircraft fleet.

     Other expenses (income) for the three- and nine-month periods ended September 30, 1999, included interest expense, capitalized interest, interest income, and other gains and losses. For the nine months ended September 30, 1999, interest expense decreased approximately 6.5 percent compared to the same period of 1998, due primarily to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased $2.2 million and $5.6 million for the three- and nine-month periods ended September 30, 1999, respectively, as a result of higher 1999 progress payment balances for scheduled future aircraft deliveries. Interest income decreased for the three and nine months ended September 30, 1999 due to lower invested cash balances. Other losses for the nine months ended September 30, 1999 primarily resulted from a write-down associated with the consolidation of certain software development projects. Other gains for the three and nine months ended September 30, 1998 primarily consisted of contractual penalties received from Boeing due to delays in the delivery of 737-700 aircraft.

Liquidity and Capital Resources

      Net cash provided by operating activities was $782.5 million for the nine months ended September 30, 1999 and $976.3 million for the 12 months then ended. Cash generated for the 12 months ended September 30, 1999 was primarily used to finance aircraft-related capital expenditures and provide working capital.

      During the 12 months ended September 30, 1999, net capital expenditures were $1,176.5 million, which primarily related to the purchase of 32 new 737-700 aircraft, three used 737-300 aircraft, five used 737-200 aircraft, and progress payments for future aircraft deliveries. The five 737-200 aircraft were previously on lease by Southwest prior to being purchased.

           The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. During the nine months ended September 30, 1999, the Company exercised options to purchase six Boeing 737-700 aircraft for accelerated delivery in the year 2000, and options for six additional Boeing 737-700 aircraft for
accelerated  delivery in late 2000 and early 2001.   In  addition,
the Company has acquired and placed in service two used Boeing 737-300s, thus far, in 1999 and has contracted to acquire two more in
November  1999.   As  of September 30, 1999,  eight  737-700s  are
scheduled for delivery in fourth quarter 1999, 31 in 2000, 23 in 2001, 21 in 2002, five in 2003, and five in 2004. During fourth quarter 1999, the Company also plans to retire four 737-200 aircraft from its fleet. In addition, the Company has options to purchase up to 62 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 1999. Aggregate funding needed for fixed commitments at September 30, 1999 was approximately $2,134 million at April 30, 1999 due as follows: $167 million in 1999; $689 million in 2000; $520 million in 2001; $516 million in 2002; $153 million in 2003; and $89 million in 2004.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 1999 of $266.7 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at September 30, 1999). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of up to $318.8 million in public debt securities which it may utilize for aircraft financing during 1999 and 2000.

      On September 23, 1999, the Company announced its Board of Directors had authorized the repurchase of up to $250 million of the Company's common stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions, from time to time depending on market conditions, and may be discontinued at any time. As of November 8, 1999, 28,300 shares had been repurchased at a total cost of $425,000.

      The Company began new service to Bradley International Airport in Hartford, Connecticut on October 31, 1999 with daily nonstop service to Baltimore/Washington, Nashville, Chicago Midway, and Orlando.


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

FLIGHT SAFETY SYSTEMS The Company has completed all phases of its Year 2000 project as it relates to its aircraft fleet and onboard support systems. The Company does not believe there are any safety issues in regard to these systems and believes they are Year 2000 ready. The Company also utilizes ground computer systems and equipment essential for the maintenance of aircraft and the management of flight operations. All phases of the project with respect to these systems and equipment are essentially completed and the Company believes they are Year 2000 ready.

INTERNAL SYSTEMS The Company's vital and critical internal systems include computer hardware, software, and related equipment for Customer reservations, ticketing, flight and crew scheduling, revenue management, accounting functions, and payroll. Also included are non-information systems that support airport activities such as aircraft ground handling, baggage handling, and security. The Company believes all of its vital and critical systems are Year 2000 ready. Routine performance monitoring will continue on each of these systems through the Year 2000. The Company also believes it has or will have contingency plans in place to ensure there will not be a material disruption in the Company's operations. Additionally, the Company has established procedures to review all new potential vital and critical hardware and software purchases and development to ensure they are Year 2000 ready.

     The Company's non-information systems primarily include electrical systems, telephone systems, elevators, security systems, etc. For non-information systems, the Company has performed some internal testing, but has primarily relied on positive assurances it has received from original manufacturers or suppliers of those non-information systems where no date logic is involved.

THIRD PARTIES As part of its Year 2000 assessment, the Company has also considered the compliance of third parties with which the Company has a material relationship, namely its vendors, governmental agencies such as the Federal Aviation Administration ("FAA"), and the individual airports where the Company has operations. The Company has categorized its third party vendors with respect to their potential impact on Company operations in the event any such third party vendor has Year 2000 issues which are not dealt with on a timely basis. The Company has contacted all of its material third party vendors and is continuing to monitor and evaluate their statements of Year 2000 compliance. The Company has utilized many different methods in obtaining assurances from third parties including questionnaires, written statements, obtaining publicly filed documents, etc., and continually updates information received as new data becomes available. The Company has visited several of its vital and critical third party vendors for the sole purpose of observing Year 2000 testing and processes. The Company has also been very involved with each of its individual airports efforts to ensure their readiness for Year 2000 and to ensure they have contingency plans in place for a wide array of possible scenarios that could occur. In addition, the Company continues to work with other members of the Air Transport Association, the airline industry trade group, to share information and resources regarding vendors which are common to the entire industry.

      The FAA has stated that all of their internal systems, including systems that involve the operation of the nation's air traffic control system, are now fully compliant for the Year 2000. Systems controlled by the FAA are directly involved with air safety, including radar screens and radio transmissions, ground traffic control, airport weather reports, and remote radio beacons.

      In management's experience, it is not always possible to obtain written certification of Year 2000 compliance from third party vendors. Accordingly, in such cases, the Company is basing its assessment on its own testing, other materials made available by such vendors, and other publicly available information. The Company's assessment of the readiness of third parties is based on the most recent information that has been made available to the Company, including oral and written assurances. The Company currently does not expect any material impact on its operations as a result of third party products or services; however, this expectation is based on the timeliness and accuracy of those assurances. The Company expects the evaluation and assessment of third parties will be an ongoing process through the balance of 1999 and into early 2000.

YEAR 2000 COSTS The Company currently anticipates it will spend approximately $16 million on Year 2000 compliance, of which approximately $14.9 million has been spent through September 30, 1999. The majority of the expenditures previously incurred have been for third party Year 2000 consultants, full-time associates, and new hardware and software purchases. The Company also purchased Year 2000 hardware and software testing and data aging tools that it has utilized on internal systems. The majority of the remaining expenditures are expected to be for full-time associates dedicated to the Year 2000 compliance effort. All previous as well as future expenditures on Year 2000 compliance have or will come from operating cash flow.

RISK OF YEAR 2000 ISSUES The Company believes its project to ensure Year 2000 readiness will be completed in a timely manner and Year 2000 issues will not have a material adverse effect on operations. However, it is possible the Company's or third parties' systems and equipment could fail and result in the reduction or suspension of the Company's operations. This could in turn have a material adverse effect on the Company's operations. The Company currently believes its most likely worst case scenario could involve delays and cancellations of a small percentage of the Company's scheduled flights on the first few days of the Year 2000. This scenario would most likely result from airport delays and other factors out of the Company's control. If delays do happen, however, the Company does not believe they would last for an extended period of time or cause a major disruption in the Company's operations.

The Company has developed contingency plans to deal with situations that occur from time to time in the normal course of business, including weather emergencies, system and power outages, etc. The Company continues to augment those plans to include plans that deal with different Year 2000 scenarios the Company believes could possibly occur. Contingency plans have been established and continue to be modified within each department of the Company to ensure there are minimal internal disruptions in the Company's operations. The Company's senior management meets on a regular basis to discuss the progress of its own Year 2000 effort as well as the status of the airports it serves and its third party vendors.


Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                    PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company received a statutory notice of deficiency from the Internal Revenue Service (the "IRS") in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and repair procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the results of operations of the Company.


Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               27.1 Financial Data Schedule

          b)   Reports on Form 8-K

               None


                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.





November 12, 1999                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)





                         INDEX TO EXHIBITS


Exhibit
Number                      Exhibit

27.1 Financial Data Schedule