Form 10-K
period 1999-12-31
SOUTHWEST AIRLINES CO
filed 2000-03-28
CIK 92380

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 or

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
    ------------------------------         -----------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of February 29, 2000:

                                 $9,045,708,531

         Number of shares of Common Stock outstanding as of the close of business on February 29, 2000:

                               497,413,174 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of
         Shareholders, May 17, 2000:    PART III


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

         At yearend 1999, Southwest operated 312 Boeing 737 aircraft and provided service to 56 airports in 55 cities in 29 states throughout the United States. Southwest commenced service to Islip, New York in March 1999, Raleigh-Durham, North Carolina in June 1999, Hartford, Connecticut in October 1999, and will commence service to Albany, New York in May 2000.

         Based on data for 1999, Southwest Airlines is the 4th largest carrier in the United States based on domestic passengers boarded and second largest based on departures.

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

FUEL

         The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel per gallon for scheduled carrier service over the past five years was as follows:


                           1995                      $.55
                           1996                      $.65
                           1997                      $.62
                           1998                      $.46
                           1999                      $.53

         In January 2000, jet fuel prices averaged approximately $.78 per gallon, including gains from hedging activities. The Company is unable to predict the extent of future fuel cost changes. The Company has standard industry arrangements with major fuel suppliers. Standard industry fuel contracts do not provide material protection against price increases or for assured availability of supplies. Although market conditions can significantly impact the price of jet fuel, at present these conditions have not resulted in an inadequate supply of jet fuel.

         Prior to 1999, the Company's principal hedging program utilized the purchase of crude oil call options at a nominal premium and at volumes of up to 30 percent of its quarterly fuel requirements. However, in order to provide greater protection against increasing fuel costs, the Company significantly increased its hedging activities during the first half of 1999. During the second half of 1999, the Company did not have a significant portion of its fuel purchases hedged. As of February 24, 2000, the Company had hedged its exposure to fuel price increases for approximately 57 percent and 85 percent for first and second quarter 2000, respectively, and 100 percent for the third and fourth quarters. For more discussion of current fuel costs, the impact of these costs on the Company's operations, and the effect of hedging transactions, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

REGULATION

         Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997 (commonly known as the "Wright Amendment"), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states." Southwest does not interline or offer joint fares with any other air carrier. The Wright Amendment does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field.

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

         Safety. The Company is subject to the jurisdiction of the Federal Aviation Administration ("FAA") with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness, and other certificates, which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U. S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

         The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration (OSHA) and Food and Drug Administration (FDA) regulations.

         Environmental. Certain airports, including San Diego, Burbank, and Orange County, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports may consider adopting similar noise regulations, but such regulations are subject to the provisions of the Airport Noise and Capacity Act of 1990 and regulations promulgated thereunder.

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

         The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Potential future regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that such environmental regulatory developments will have a material impact on the Company's capital expenditures or otherwise adversely effect its operations, operating costs, or competitive position. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company is undertaking voluntary investigation or remediation of soil or groundwater contamination at several airport sites. While the full extent of any contamination at such sites and the parties responsible for such contamination have not been determined, the Company does not believe that any environmental liability associated with such sites will have a material adverse effect on operations, costs, or profitability.

         Customer Service Commitment. During 1999, the airline transportation industry faced possible legislation dealing with certain customer service practices. As a compromise with Congress, the industry, working with the Air Transport Association, responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines formalized its dedication to Customer satisfaction by adopting its Customer Service Commitment, a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on "About SWA" at www.southwest.com. Congress is expected to monitor the effects of the industry's plans, and there can be no assurance that legislation will not be proposed in the future to regulate airline practices.

MARKETING AND COMPETITION

         Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 1999 was 465 miles with an average duration of approximately 1.5 hour. At yearend, Southwest served approximately 280 one-way nonstop city pairs.

         Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 76 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood and Long Island airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, currently less than 25 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other airlines, nor have any commuter feeder relationships.

         Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

         In January 1995, Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print a paper ticket altogether. Southwest also entered into an arrangement with SABRE, the computer reservation system in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet's World Wide Web at http://www.southwest.com. At the end of 1999, approximately 80% of Southwest's Customers chose the Ticketless travel option. In January 2000, approximately 25% of Southwest's passenger revenues came through its Internet site.

         The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have greater financial resources, larger fleets, and wider name recognition. Several of the Company's larger competitors offer low-cost, shorthaul service in markets served by the Company, which represents a more direct threat in Southwest's market niche. Certain major United States airlines have established marketing alliances with each other, including Northwest Airlines/Continental Airlines, American Airlines/Alaska Airlines, and Continental Airlines/America West Airlines. Profit levels in the air transport industry are highly sensitive to changes in operating and capital costs and the extent to which competitors match an airline's fares and services. The profitability of a carrier in the airline industry is also impacted by general economic trends.

         The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets, particularly the private automobile. In shorthaul air services that compete with surface transportation, price is a competitive factor, but frequency and convenience of scheduling, facilities, transportation safety, and Customer Service may be of equal or greater importance to many passengers.

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

FREQUENT FLYER AWARDS

         Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a flight credit for each one-way trip flown or two flight credits for each round trip flown. Rapid Rewards Customers can also receive flight credits by using the services of non-airline partners, which include credit card partners, a telephone company, car rental agencies, hotels, and the Southwest Airlines First USA(R) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after the accumulation of 16 flight credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted after flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

         Trips flown are valid for flight credits toward Award Tickets and Companion Passes for twelve months only; Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank trip credits indefinitely and Award Tickets and Companion Passes are valid for one year with an automatic expiration date. "Black out" dates apply during peak holiday periods.

         The Company also sells flight credits to business partners including credit card companies, phone companies, hotels, and car rental agencies. These flight credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

         Customers redeemed approximately 1,248,000, 927,000 and 782,000 Award Tickets and flights on Companion Passes during 1999, 1998 and 1998 respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 4.3 percent in 1999, 3.5 percent in 1998 and 3.1 percent in 1997. The number of Award Tickets outstanding at December 31, 1999 and 1998 was approximately 846,000 and 688,000, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equal approximately 45 to 55 percent of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately, 14 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 1999 and 1998 was approximately 32,000 and 21,000, respectively. The Company currently estimates that 3 to 4 trips will be redeemed per outstanding Companion Pass. The Company's frequent flyer program has not had a material impact on its results of operations or financial condition.

         The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost associated with a flight awards does not include any contribution to overhead or profit. The estimated incremental costs include direct passenger costs such as fuel, food and other operational costs. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. For credits sold to business partners prior to January 1, 2000 revenue was recognized when the credits were sold. Subsequent to January 1, 2000, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners since revenue from the sale of these credits is deferred until the credits are utilized as part of an Award Ticket. The liability for free travel awards earned but not used at December 31, 1999 and 1998 was not material.

EMPLOYEES

         At December 31, 1999, Southwest had 27,653 active employees, consisting of 8,916 flight, 1,316 maintenance, 14,017 ground customer and fleet service and 3,404 management, accounting, marketing, and clerical personnel.

         Southwest has ten collective bargaining agreements covering approximately 83 percent of its employees. The following table sets forth the Company's employee groups and collective bargaining status:


   Employee Group                          Represented by                      Agreement amendable on
   --------------                          --------------                      ----------------------
Customer Service and                    International Association of            November 2002
Reservations                            Machinists and Aerospace
                                        Workers, AFL-CIO ("IAM")

Flight Attendants                       Transportation Workers of               May 2002
                                        America, AFL-CIO ("TWU")

Ramp, Operations and                    TWU                                     December 1999
Provisioning                                                                    (in negotiations)

Pilots                                  Southwest Airlines Pilots'              September 2004
                                        Association ("SWAPA")

Flight Dispatchers                      Southwest Airlines Employee             November 2009
                                        Association

Appearance Technicians                  International Brotherhood of            August 2000
                                        Teamsters ("Teamsters")

Stock Clerks                            Teamsters                               August 2000

Mechanics                               Teamsters                               August 2001

Flight Simulator Technicians            Teamsters                               October 2000

Flight/Ground School                    Southwest Airlines Professional         December 2010
Instructors and Flight Crew             Instructors Association
Training Instructors

ITEM 2. PROPERTIES

AIRCRAFT

         Southwest operated a total of 312 Boeing 737 aircraft as of December 31, 1999, of which 96 and 7 were under operating and capital leases, respectively. The remaining 209 aircraft were owned.

         Southwest was the launch customer for the Boeing 737-700 aircraft, one of the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 1999, Southwest had 57 737-700 aircraft in service.

         In total, at December 31, 1999, the Company had 85 firm orders to purchase Boeing 737 Aircraft as follows:


        Type          Seats  2000   2001    2002   2003   2004
        ----          -----  ----   ----    ----   ----   ----
        737-700         137    31     23      21      5      5

         The Company also has 62 options for deliveries in 2003 through 2006.

         The average age of the Company's fleet at December 31, 1999 was 8.2 years.

GROUND FACILITIES AND SERVICES

         Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field, which houses five 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 1999, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

         The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual maintenance costs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company received a statutory notice of deficiency from the Internal Revenue Service (the "IRS") in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. The Company cannot predict when the Tax Court's decision will be entered. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial condition or results of operations of the Company. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation, and the actions of the IRS, judges and juries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Southwest, their positions, and their respective ages (as of March 1, 2000) are as follows:




                                                                                                        EXECUTIVE
                                                                                                  OFFICER CONTINUOUSLY
      NAME                                 POSITION                                AGE                    SINCE
      ----                                 --------                                ---                    -----
Herbert D. Kelleher              Chairman of the Board, President,                  68                      1967
                                  and Chief Executive Officer

Colleen C. Barrett               Executive Vice President-Customers                 55                      1978
                                  and Corporate Secretary

John G. Denison                  Executive Vice President-                          55                      1986
                                  Corporate Services

James C. Wimberly                Executive Vice President,                          47                      1985
                                  Chief Operations Officer

Gary C. Kelly                    Vice President-Finance,                            44                      1986
                                  Chief Financial Officer

James F. Parker                  Vice President-General Counsel                     53                      1986

Ron Ricks                        Vice President-Governmental Affairs                50                      1986

Dave Ridley                      Vice President-Ground Operations                   47                      1998

Joyce C. Rogge                   Vice President - Marketing                         42                      1997

Elizabeth P. Sartain             Vice President - People                            45                      1999

         Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No applicable disclosure.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock, as adjusted for the August 1998 and July 1999 three-for-two stock splits, were:


       PERIOD                               DIVIDEND                  HIGH                LOW
       ------                               --------                  ----                ---
       1999
          1st Quarter                      $ .00500                 $22.92              $14.92
          2nd Quarter                       0.00550                  23.58               19.54
          3rd Quarter                       0.00550                  22.29               14.38
          4th Quarter                       0.00550                  18.81               15.00

       1998
          1st Quarter                      $ .00445                 $14.28              $10.22
          2nd Quarter                       0.00445                  13.81               11.22
          3rd Quarter                       0.00500                  15.58               11.46
          4th Quarter                       0.00500                  15.83               10.21


         As of February 29, 2000, there were 10,548 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During 1999, Herbert D. Kelleher, President and Chief Executive Officer, exercised unregistered options to purchase Southwest Common Stock as follows (the numbers have not been adjusted for the subsequent stock split):


      Number of Shares Purchased                    Exercise Price                         Date of Exercise
      --------------------------                    --------------                         ----------------
                303,750                                  $1.00                                  1/15/99
                 75,938                                  $1.32                                  1/15/99

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 1999 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.


                                                                            YEARS ENDED DECEMBER 31,(1)
                                                         ----------------------------------------------------------------
                                                 1999             1998              1997              1996               1995
                                                 ----             ----              ----              ----               ----
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues.....................     $4,735,587        $4,163,980         $3,816,821      $3,406,170      $2,872,751
   Operating expenses.....................      3,954,011         3,480,369          3,292,585       3,055,335       2,559,220
                                               ----------        ----------         ----------      ----------      ----------
   Operating income.......................        781,576           683,611            524,236         350,835         313,531
   Other expenses(income), net............          7,965           (21,501)             7,280           9,473           8,391
                                               ----------        ----------         ----------      ----------      ----------
   Income before income taxes.............        773,611           705,112            516,956         341,362         305,140
   Provision for income taxes.............        299,233           271,681            199,184         134,025         122,514
                                               ----------        ----------         ----------      ----------      ----------
   Net income ............................     $  474,378        $  433,431         $  317,772      $  207,337      $  182,626
                                               ==========        ==========         ==========      ==========      ==========

   Net income per share, basic(1).........     $      .94        $      .87         $      .64      $      .42      $      .38
   Net income per share, diluted(1).......     $      .89        $      .82         $      .62      $      .41      $      .37
   Cash dividends per common share(1).....     $    .0215        $    .0189         $    .0147      $    .0130      $    .0119
   Total assets at period-end.............     $5,652,113        $4,715,996         $4,246,160      $3,723,479      $3,256,122
   Long-term obligations at period-end....     $  871,717        $  623,309         $  628,106      $  650,226      $  661,010
   Stockholders' equity at period-end.....     $2,835,788        $2,397,918         $2,009,018      $1,648,312      $1,427,318

OPERATING DATA:
   Revenue passengers carried.............     57,500,213        52,586,400         50,399,960      49,621,504      44,785,573
   Revenue passenger miles (RPMs) (000s)..     36,479,322        31,419,110         28,355,169      27,083,483      23,327,804
   Available seat miles (ASMs) (000s).....     52,855,467        47,543,515         44,487,496      40,727,495      36,180,001
   Load factor (2)........................           69.0%             66.1%              63.7%           66.5%           64.5%
   Average length of passenger haul (miles)           634               597                563             546             521
   Trips flown............................        846,823           806,822            786,288         748,634         685,524
   Average passenger fare.................     $    78.25        $    75.38         $    72.21      $    65.88      $    61.64
   Passenger revenue yield per RPM........          12.33(cent)       12.62(cent)        12.84(cent)     12.07(cent)     11.83(cent)
   Operating revenue yield per ASM........           8.96(cent)        8.76(cent)         8.58(cent)      8.36(cent)      7.94(cent)
   Operating expenses per ASM.............           7.48(cent)        7.32(cent)         7.40(cent)      7.50(cent)      7.07(cent)
   Fuel cost per gallon (average).........          52.71(cent)       45.67(cent)        62.46(cent)     65.47(cent)     55.22(cent)
   Number of Employees at year-end........         27,653            25,844             23,974          22,944          19,933
   Size of fleet at year-end (3)..........            312               280                261             243             224

------------------
(1) On May 20, 1999 the Company's Board of Directors declared a three for two stock split on the Company's Common Stock, distributed on July 19, 1999. Except as specifically noted elsewhere, all share and per share data in this annual report have been restated to give effect to the stock split, as well as prior stock splits previously disclosed.

(2)      Revenue passenger miles divided by available seat miles.

(3)      Includes leased aircraft.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 1999, Southwest posted a profit for the 27th consecutive year. The Company posted record operating revenues; record operating income; the highest operating profit margin since 1981 of 16.5 percent; and a record load factor of
69.0 percent. The Company also experienced a record annual profit for the eighth consecutive year. We experienced strong revenue growth and continued strong demand for our product. Fuel prices in fourth quarter 1999 rose to their highest levels since 1991.

At the end of 1999, Southwest served 55 cities in 29 states. We targeted the East Coast for our 1999 expansion, adding service to Islip, New York, on Long Island in March 1999, Raleigh-Durham, North Carolina, in June 1999, and Hartford, Connecticut, in October 1999 and have been very pleased with the results in each of these new Southwest cities. The Company recently announced plans to commence service to Albany, New York, in May 2000 and will begin serving at least one other new city in 2000. In addition, we plan to continue to add flights between cities we already serve.

Capacity is expected to grow approximately 12 percent in 2000 with the net addition of at least 30 aircraft. The Company will purchase 31 new Boeing 737-700s scheduled for delivery during the year and has agreed to a long-term lease arrangement to acquire another 737-700 in March of 2000. In addition, two of the Company's older 737-200s are scheduled for retirement during the year.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998 The Company's consolidated net income for 1999 was $474.4 million ($.89 per share, diluted), as compared to the corresponding 1998 amount of $433.4 million ($.82 per share, diluted), an increase of 9.4 percent. The prior years' earnings per share amounts have been restated for the 1999 three-for-two stock split (see Note 8 to the Consolidated Financial Statements). Operating income increased 14.3 percent for 1999 to $781.6 million.

OPERATING REVENUES Consolidated operating revenues increased 13.7 percent in 1999 primarily due to a 13.5 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 9.3 percent increase in revenue passengers carried and a 16.1 percent increase in revenue passenger miles (RPMs). The passenger revenue yield per RPM decreased 2.3 percent to $.1233 for 1999 primarily due to an increase in average length of passenger haul of 6.2 percent partially offset by a 3.8 percent increase in average passenger fare. The Company expects the trend toward gradually increasing lengths of passenger haul to continue in 2000. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, competitive responses from other air carriers and general economic conditions.)

The 16.1 percent increase in RPMs in 1999 exceeded the 11.2 percent increase in available seat miles (ASMs), resulting in an increase in load factor from 66.1 percent in 1998 to 69.0 percent in 1999. The 1999 ASM growth resulted from the net addition of 32 aircraft during the year. Favorable load factor and revenue trends continued in January 2000. The load factor for January 2000 was 60.1 percent, up .9 points from January 1999's load factor of 59.2 percent.

Freight revenues increased 4.6 percent in 1999 compared to 1998 primarily due to added capacity and modest rate increases. Other revenues increased 31.0 percent in 1999 compared to 1998. Approximately 54 percent of the increase was due to increased revenues from the sale of flight segment credits to marketing partners in the Company's Rapid Rewards frequent flyer program, and approximately 33 percent of the increase was due to an increase in charter revenue. Beginning January 1, 2000, the Company will change its method of accounting for the sale of flight segment credits. See Recent Accounting Developments in Note 1 to the Consolidated Financial Statements.


OPERATING EXPENSES Consolidated operating expenses for 1999 were $3,954.0 million, compared to $3,480.4 million in 1998, an increase of 13.6 percent, compared to the 11.2 percent increase in capacity. Operating expenses per ASM increased 2.2 percent in 1999 primarily due to a 15.4 percent increase in average jet fuel prices. Excluding fuel expense, operating expenses per ASM for 1999 increased 0.8 percent.

Based on current trends, unit costs are expected to continue to reflect year over year unfavorable comparisons in first quarter 2000 as a result of higher jet fuel prices. Excluding jet fuel costs, the Company is expecting nonfuel unit cost declines in first quarter 2000 compared to first quarter 1999. (The immediately preceding two sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices and any unscheduled required aircraft airframe or engine repairs.)

Operating expenses per ASM for 1999 and 1998 were as follows:


OPERATING EXPENSES PER ASM
-------------------------------------------------------------------------------------------------------
                                                                             Increase           Percent
                                       1999                1998             (Decrease)           Change
-------------------------------------------------------------------------------------------------------
Salaries, wages, and benefits          2.39(cent)          2.35(cent)          .04(cent)           1.7%
Employee profitsharing and
  savings plans                         .36                 .35                .01                 2.9
Fuel and oil                            .93                 .82                .11                13.4
Maintenance materials and
  repairs                               .70                 .64                .06                 9.4
Agency commissions                      .30                 .33               (.03)               (9.1)
Aircraft rentals                        .38                 .43               (.05)              (11.6)
Landing fees and other rentals          .46                 .45                .01                 2.2
Depreciation                            .47                 .47                 --                  --
Other                                  1.49                1.48                .01                 0.7
                                       ----------          ----------         ----------      ---------
  Total                                7.48(cent)          7.32(cent)          .16(cent)           2.2%
                                       ==========          ==========         ==========      =========





Salaries, wages, and benefits per ASM increased 1.7 percent in 1999. This increase resulted primarily from increases in benefits costs, specifically workers' compensation and health care expense.

Employee profitsharing and savings plans expense per ASM increased slightly due to higher earnings available for profitsharing.

Fuel and oil expenses per ASM increased 13.4 percent in 1999, primarily due to a 15.4 percent increase from 1998 in the average jet fuel cost per gallon. The average price paid for jet fuel in 1999 was $.5271, including the effects of hedging activities, compared to $.4567 in 1998. The Company's 1999 average jet fuel price is net of approximately $14.8 million in gains from hedging activities. Hedging activities in 1998 were not significant. For fourth quarter 1999, the average cost per gallon increased 54.5 percent to $.6713 compared to $.4346 in fourth quarter 1998, including the effects of hedging activities. As of February 24, 2000, the Company had hedged its exposure to fuel price increases with combinations of purchased crude oil call options, crude oil collars, and/or fixed price swap agreements approximating the following percentages of 2000 anticipated fuel requirements: 57 percent for first quarter; 85 percent for second quarter; 100 percent for third quarter; and 100 percent for fourth quarter. However, the Company is expecting significantly higher jet fuel prices for first quarter 2000 compared to first quarter 1999 due to the historically low prices experienced in first quarter 1999. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.) In January 2000, jet fuel prices averaged approximately $.78 per gallon, including gains from hedging activities. The average cost of jet fuel in January 1999 was $.3812 per gallon.

Maintenance materials and repairs per ASM increased 9.4 percent in 1999 compared to 1998. Routine heavy maintenance or airframe inspections and repairs represented approximately 74 percent of the increase, while engine inspection and repair costs represented approximately 25 percent of the increase. The increase in airframe inspections and repairs was due primarily to a heavier volume of routine airframe checks scheduled for 1999 versus 1998. Further, a portion of the Company's scheduled airframe checks was outsourced in 1999 as the volume of work exceeded the available internal headcount and facilities necessary to perform such maintenance. In 1998, the Company performed all of this type of routine heavy maintenance internally; thus, the majority of these costs was reflected in salaries and wages. The increases in engine inspection and repair costs were primarily related to the Company's 737-200 aircraft. The Company's 737-200 aircraft engine inspections and repairs are performed on a time and materials basis and are not covered by the Company's power-by-the-hour engine maintenance contract with General Electric Engine Services, Inc. The 737-200 aircraft experienced an increase both in the number of engine inspections and repairs and the average cost per repair. Currently, we expect no material change in unit cost for maintenance materials and repairs in 2000 versus 1999. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs.)

Agency commissions per ASM decreased 9.1 percent in 1999 compared to 1998, primarily due to a decrease in the percentage of commissionable sales to 34.8 percent of total sales in 1999 compared to 39.8 percent in 1998. Based on recent trends, the Company expects agency commissions to decrease on a per ASM basis in 2000. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in passenger revenue levels and/or consumer ticket purchasing habits.)

Aircraft rentals per ASM decreased 11.6 percent in 1999 compared to 1998, primarily due to a lower percentage of the aircraft fleet being leased. Approximately 30.8 percent of the Company's aircraft fleet were under operating lease at December 31, 1999, compared to 35.4 percent at December 31, 1998.

Depreciation expense per ASM was flat for 1999 compared to 1998. Although the Company owned a higher percentage of its aircraft fleet in 1999 versus 1998, unit cost was flat due to a change in the estimated useful lives of the Company's Boeing 737-300/-500 aircraft from 20 years to 23 years. See Note 2 to the Consolidated Financial Statements. This change in accounting estimate was made January 1, 1999, and resulted in a decrease to depreciation expense of approximately $25.7 million for 1999. As the Company's fleet ownership percentage continues to increase in 2000 compared to 1999, the Company anticipates an increase in depreciation expense per ASM. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, a change in the Company's aircraft financing strategy.)

Other operating expenses per ASM increased 0.7 percent in 1999 compared to 1998. This increase was primarily due to increased credit card processing costs resulting from a higher percentage of the Company's ticket sales purchased with credit cards.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased 3.8 percent in 1999 primarily due to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased 22.2 percent in 1999 as a result of higher 1999 progress payment balances for scheduled future aircraft deliveries. Interest income for 1999 decreased 18.9 percent primarily due to lower invested cash balances. Other losses in 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects. Other gains in 1998 primarily consisted of contractual penalties received from Boeing due to delays in the delivery of 737-700 aircraft.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, increased slightly to 38.68 percent in 1999 from 38.53 percent in 1998.

1998 COMPARED WITH 1997 The Company's consolidated net income for 1998 was $433.4 million ($.82 per share, diluted), as compared to the corresponding 1997 amount of $317.8 million ($.62 per share, diluted), an increase of 36.4 percent. Both of the earnings per share amounts have been restated for the 1999 three-for-two stock split (see Note 8 to the Consolidated Financial Statements).

OPERATING REVENUES Consolidated operating revenues increased by 9.1 percent in 1998, compared to 1997, primarily from an 8.9 percent increase in passenger revenues. The increase in passenger revenues was primarily a result of a 10.8 percent increase in revenue passenger miles (RPMs) offset by a 1.7 percent decrease in passenger revenue yield per RPM. While Southwest's passenger revenues increased 8.9 percent in 1998, the RPM yield decline resulted from higher load factors, a 6.0 percent increase in passenger trip lengths, and higher federal excise taxes on domestic tickets.

The 10.8 percent increase in RPMs in 1998 exceeded the 6.9 percent increase in available seat miles (ASMs), resulting in an increase in load factor from 63.7 percent in 1997 to 66.1 percent in 1998. The 1998 ASM growth resulted from the net addition of 19 aircraft during the year.

Freight revenues increased 3.9 percent in 1998 compared to 1997, which fell short of the 6.9 percent increase in ASMs for the same period. United States mail revenue declined 2.5 percent in 1998 and 9.4 percent for fourth quarter 1998 as the postal service shifted business away from commercial carriers. Other air freight revenues increased 8.5 percent in 1998 due to increased capacity.

Other revenues increased 22.7 percent in 1998 to $101.7 million, compared to $82.9 million in 1997. This increase was primarily due to increased revenues from the sale of flight segment credits to companies participating in the Company's Rapid Rewards frequent flyer program.

OPERATING EXPENSES Consolidated operating expenses for 1998 were $3,480.4 million, compared to $3,292.6 million in 1997, an increase of 5.7 percent, compared to the 6.9 percent increase in capacity. Operating expenses per ASM decreased 1.1 percent in 1998, compared to 1997, primarily due to a 26.9 percent decrease in average jet fuel cost per gallon. The decrease in average jet fuel prices was offset by a $36.1 million increase in Employee profitsharing and savings plan contributions and an increase in maintenance costs primarily due to unusually low aircraft engine inspection and repair costs in the first half of 1997.

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

Employee profitsharing and savings plans expense per ASM increased 16.7 percent in 1998, primarily due to higher earnings available for profitsharing.

Fuel and oil expenses per ASM decreased 26.1 percent in 1998, primarily due to a 26.9 percent decrease from 1997 in the average jet fuel cost per gallon. The average price paid for jet fuel in 1998 was $.4567 compared to $.6246 in 1997.

Maintenance materials and repairs per ASM increased 10.3 percent in 1998, compared to 1997, primarily as a result of an unusually low number of aircraft engine inspections and repairs in the first six months of 1997.

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

Other operating expenses per ASM increased 2.1 percent in 1998, compared to 1997, primarily due to increased costs resulting from the Year 2000 remediation program and increased revenue- related costs such as credit card processing and communications, partially offset by lower insurance costs.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased $7.2 million in 1998 primarily due to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased $5.8 million in 1998 as a result of higher 1998 progress payment balances. Interest income for 1998 decreased primarily due to lower invested cash balances. Other gains in 1998 primarily included contractual penalties due from Boeing as a result of aircraft delivery delays.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, was unchanged from 1997 to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,001.7 million in 1999 compared to $886.1 million in 1998. Also, during fourth quarter 1999, additional funds of $256 million were generated from two separate financing transactions. See
Note 5 to the Consolidated Financial Statements for further information on these borrowings. Cash generated in 1999 was primarily used to finance aircraft-related capital expenditures and provide working capital.

During 1999, net capital expenditures were $1,167.8 million, which primarily related to the purchase of 32 new 737-700 aircraft, four used 737-300 aircraft, five used 737-200 aircraft, and progress payments for future aircraft deliveries. The five 737-200 aircraft were previously on lease by the Company prior to being purchased.

At December 31, 1999, capital commitments of the Company primarily consisted of scheduled aircraft acquisitions and related flight equipment. As of December 31, 1999, Southwest had 85 new 737-700s on firm order, including 31 to be delivered in 2000, with options to purchase another 62 737-700s during 2003-2006. Aggregate funding required for firm commitments approximated $1,965.7 million through the year 2004, of which $687.9 million related to 2000. See Note 3 to the Consolidated Financial Statements for further information on commitments.

On September 23, 1999, the Company announced its Board of Directors had authorized the repurchase of up to $250 million of the Company's common stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time. As of December 31, 1999, 5.6 million shares had been repurchased at a total cost of $90.5 million.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 1999, of $418.8 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at December 31, 1999). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $318.8 million of public debt securities, which it may utilize for aircraft financings in 2000 and 2001.

MARKET RISK

Southwest has interest rate risk in that it holds floating rate debt instruments and has commodity price risk in that it must purchase jet fuel to operate its aircraft fleet. To the extent the Company does not have hedges in place, jet fuel will be purchased at prevailing market prices. Southwest also has market sensitive instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases in addition to its debt instruments. The Company also operates 103 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 6 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel consumed in 1999 and 1998 represented approximately 12.5 and 11.2 percent of Southwest's operating expenses, respectively. Southwest endeavors to acquire jet fuel at the lowest prevailing prices possible.

Prior to December 1998, the Company hedged its exposure to jet fuel market price risk primarily with purchased, "out of the money," crude oil call options. In December 1998, in order to take advantage of historically low jet fuel prices, Southwest increased its fuel hedging activity by entering into fixed price swap agreements hedging approximately 77 percent and 56 percent of its jet fuel needs in first and second quarter 1999, respectively. In January 1999, the Company increased its hedging position for second quarter 1999 to 74 percent. During the second half of 1999, the Company did not have a significant portion of its fuel purchases hedged as futures prices were substantially higher than then-current prices.

Since mid-1999, energy markets and prices have changed radically. As a result, the Company has adjusted its hedge strategy. The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At December 31, 1999, the Company had a mixture of purchased crude oil call options and fixed price swap agreements in place to hedge approximately 10.1 percent of its 2000 total anticipated jet fuel requirements. The Company had also entered into fixed price swap agreements to hedge a small percentage of its 2001 and 2005 anticipated requirements. See Note 7 to the Consolidated Financial Statements. In January and February 2000, the Company increased its hedging position by adding fixed price swap agreements and crude oil collars. As of February 24, 2000, the Company's total positions were approximately 57 percent for first quarter 2000, 85 percent for second quarter 2000, 100 percent for third quarter 2000, 100 percent for fourth quarter 2000, 50 percent for first quarter 2001, 50 percent for second quarter 2001, and 20 percent for third quarter 2001. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines.

The fair values of outstanding fixed price swap agreements and purchased crude oil call options related to the Company's jet fuel market price risk at December 31, 1999 and 1998, and during the year ended 1998, were not material. For 1999, the Company realized approximately $14.8 million in gains from hedging activities. A hypothetical ten percent increase or decrease in the underlying fuel-related commodity prices from the December 31, 1999, prices would correspondingly change the fair value of the derivative commodity instruments in place and their related cash flows by approximately $3 million.

Airline operators are also inherently capital intensive, as the vast majority of the Company's assets are aircraft, which are long lived. The Company's strategy is to capitalize itself conservatively and grow capacity steadily and profitably. While Southwest does use financial leverage, it has maintained a strong balance sheet and "A-" or equivalent credit ratings on its senior unsecured fixed-rate debt with three rating agencies (Standard & Poor's, Moody's, and Duff & Phelps). The Company's Aircraft Secured Notes ($200 million) do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are effectively floating-rate debt. The Company's $56 million in secured borrowings completed in 1999 does not give rise to significant fair value risk because these borrowings are also floating-rate debt. Although there is interest rate risk associated with these secured borrowings, the risk is somewhat mitigated by the fact that the Company may prepay this debt on any of the semi-annual principal and interest payment dates. See Note 5 to the Consolidated Financial Statements for more information on these 1999 borrowings.

As disclosed in Note 5 to the Consolidated Financial Statements, the Company had outstanding senior unsecured notes totaling $500 million at December 31, 1999, and at December 31, 1998. These long-term notes represent only 10.0 percent and 12.1 percent of total noncurrent assets at December 31, 1999 and 1998, respectively. The unsecured long-term debt currently has an average maturity of nine years at fixed rates averaging 8.3 percent at December 31, 1999, which is comparable to average rates prevailing over the last ten years. The Company does not have significant exposure to changing interest rates on its unsecured long-term debt because the interest rates are fixed and the financial leverage is modest.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $419 million and $379 million at December 31, 1999 and 1998, respectively. The Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 1999, is low, as the investments mature within three months. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its short-term cash investments. See Note 7 to the Consolidated Financial Statements for further information on the fair value of the Company's financial instruments. Because of the floating rate nature of the Company's secured borrowings, a ten percent change in market interest rates as of December 31, 1999, would correspondingly change the Company's earnings and cash flows by approximately $1.4 million in 2000. However, a ten percent change in market rates would not impact the Company's earnings or cash flow associated with the Company's publicly traded fixed-rate debt or its cash investments.


IMPACT OF THE YEAR 2000

The Company has completed all significant aspects of its Year 2000 project. The Company's Year 2000 project encompassed information technology systems as well as embedded technology assets along with assessments of material third-party relationships and associated risks.

All of the Company's internal systems and software, including virtually all software and services provided by third parties, appropriately handled the Year 2000 date changeover and the Company's operations were also unaffected. While the Company has experienced no Year 2000 related disruptions to date, there are remaining risks associated with the Year 2000 issue and the Company continues to monitor possible future implications of Year 2000 issues. Based on currently available information, management believes that Year 2000 related disruptions, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

                                                           /s/ Ernst & Young LLP

Dallas, Texas
January 18, 2000

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET



                                                                                  DECEMBER 31,
(In thousands except per share amounts)                                      1999              1998
                                                                         ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $    418,819      $    378,511
  Accounts receivable                                                          73,448            88,799
  Inventories of parts and supplies, at cost                                   65,152            50,035
  Deferred income taxes (Note 11)                                              20,929            20,734
  Prepaid expenses and other current assets                                    52,657            36,076
                                                                         ------------      ------------
    Total current assets                                                      631,005           574,155

Property and equipment, at cost (Notes 3, 5, and 6):
  Flight equipment                                                          5,768,506         4,709,059
  Ground property and equipment                                               742,230           720,604
  Deposits on flight equipment purchase contracts                             338,229           309,356
                                                                         ------------      ------------
                                                                            6,848,965         5,739,019
  Less allowance for depreciation                                           1,840,799         1,601,409
                                                                         ------------      ------------
                                                                            5,008,166         4,137,610
Other assets                                                                   12,942             4,231
                                                                         ------------      ------------
                                                                         $  5,652,113      $  4,715,996
                                                                         ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    156,755      $    157,415
  Accrued liabilities (Note 4)                                                535,024           477,448
  Air traffic liability                                                       256,942           200,078
  Current maturities of long-term debt (Note 5)                                 7,873            11,996
  Other current liabilities                                                     3,872             3,716
                                                                         ------------      ------------
    Total current liabilities                                                 960,466           850,653

Long-term debt less current maturities (Note 5)                               871,717           623,309
Deferred income taxes (Note 11)                                               692,342           549,207
Deferred gains from sale and leaseback of aircraft                            222,700           238,412
Other deferred liabilities                                                     69,100            56,497

Commitments and contingencies (Notes 3, 6, and 11)
Stockholders' equity (Notes 8 and 9):
  Common stock, $1.00 par value: 1,300,000 shares authorized;
    505,005 and 335,904 shares issued in 1999
    and 1998, respectively                                                    505,005           335,904
  Capital in excess of par value                                               35,436            89,820
  Retained earnings                                                         2,385,854         2,044,975
  Treasury stock, at cost: 5,579 and 5,402 shares in
     1999 and 1998, respectively                                              (90,507)          (72,781)
                                                                         ------------      ------------
    Total stockholders' equity                                              2,835,788         2,397,918
                                                                         ------------      ------------
                                                                         $  5,652,113      $  4,715,996
                                                                         ============      ============


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
(In thousands except per share amounts)                              1999              1998              1997
                                                                 ------------      ------------      ------------
OPERATING REVENUES:
  Passenger                                                      $  4,499,360      $  3,963,781      $  3,639,193
  Freight                                                             102,990            98,500            94,758
  Other                                                               133,237           101,699            82,870
                                                                 ------------      ------------      ------------
    Total operating revenues                                        4,735,587         4,163,980         3,816,821

OPERATING EXPENSES:
  Salaries, wages, and benefits (Note 10)                           1,455,237         1,285,942         1,136,542
  Fuel and oil                                                        492,415           388,348           494,952
  Maintenance materials and repairs                                   367,606           302,431           256,501
  Agency commissions                                                  156,419           157,766           157,211
  Aircraft rentals                                                    199,740           202,160           201,954
  Landing fees and other rentals                                      242,002           214,907           203,845
  Depreciation (Note 2)                                               248,660           225,212           195,568
  Other operating expenses                                            791,932           703,603           646,012
                                                                 ------------      ------------      ------------
    Total operating expenses                                        3,954,011         3,480,369         3,292,585
                                                                 ------------      ------------      ------------

OPERATING INCOME                                                      781,576           683,611           524,236

OTHER EXPENSES (INCOME):
  Interest expense                                                     54,145            56,276            63,454
  Capitalized interest                                                (31,262)          (25,588)          (19,779)
  Interest income                                                     (25,200)          (31,083)          (36,616)
  Other (gains) losses, net                                            10,282           (21,106)              221
                                                                 ------------      ------------      ------------
    Total other expenses (income)                                       7,965           (21,501)            7,280
                                                                 ------------      ------------      ------------


INCOME BEFORE INCOME TAXES                                            773,611           705,112           516,956
PROVISION FOR INCOME TAXES (NOTE 11)                                  299,233           271,681           199,184
                                                                 ------------      ------------      ------------
NET INCOME                                                       $    474,378      $    433,431      $    317,772
                                                                 ============      ============      ============


NET INCOME PER SHARE, BASIC (NOTES 8, 9, AND 12)                 $        .94      $        .87      $        .64
                                                                 ============      ============      ============


NET INCOME PER SHARE, DILUTED (NOTES 8, 9, AND 12)               $        .89      $        .82      $        .62
                                                                 ============      ============      ============

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                     YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                       ---------------------------------------------------------------------------
                                                          COMMON   CAPITAL IN EXCESS    RETAINED       TREASURY
(In thousands except per share amounts)                   STOCK       OF PAR VALUE      EARNINGS         STOCK           TOTAL
                                                       ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1996                           $    145,112   $    181,650    $  1,321,550    $         --    $  1,648,312

  Three-for-two stock split (Note 8)                         73,578        (73,578)             --              --              --
  Issuance of common stock upon
    exercise of executive stock
    options and pursuant to
    Employee stock option and
    purchase plans (Note 9)                                   2,517         37,818              --              --          40,335
  Tax benefit of options exercised                               --          9,806              --              --           9,806
  Cash dividends, $.0147 per share                               --             --          (7,207)             --          (7,207)
  Net income - 1997                                              --             --         317,772              --         317,772
                                                       ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1997                                221,207        155,696       1,632,115              --       2,009,018

  Three-for-two stock split (Note 8)                        111,894       (111,894)             --              --              --
  Purchase of shares of treasury stock (Note 8)                  --             --              --        (100,000)       (100,000)
  Issuance of common and treasury
    stock upon exercise of executive
    stock options and pursuant to
    Employee stock option and
    purchase plans (Note 9)                                   2,803         24,434         (10,184)         27,219          44,272
  Tax benefit of options exercised                               --         21,584              --              --          21,584
  Cash dividends, $.0189 per share                               --             --         (10,387)             --         (10,387)
  Net income - 1998                                              --             --         433,431              --         433,431
                                                       ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1998                                335,904         89,820       2,044,975         (72,781)      2,397,918

  Three-for-two stock split (Note 8)                        167,954        (89,878)        (78,076)             --              --
  Purchase of shares of treasury stock (Note 8)                  --             --              --         (90,507)        (90,507)
  Issuance of common and treasury
    stock upon exercise of executive
    stock options and pursuant to
    Employee stock option and
    purchase plans (Note 9)                                   1,147          7,811         (45,134)         72,781          36,605
  Tax benefit of options exercised                               --         27,683              --              --          27,683
  Cash dividends, $.0215 per share                               --             --         (10,289)             --         (10,289)
  Net income - 1999                                              --             --         474,378              --         474,378
                                                       ------------   ------------    ------------    ------------    ------------


Balance at December 31, 1999                           $    505,005   $     35,436    $  2,385,854    $    (90,507)   $  2,835,788
                                                       ============   ============    ============    ============    ============


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           YEARS ENDED DECEMBER 31,
(In thousands)                                                                    1999              1998              1997
                                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    474,378      $    433,431      $    317,772
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                                 248,660           225,212           195,568
      Deferred income taxes                                                        142,940           108,335            81,711
      Amortization of deferred gains on sale and leaseback of aircraft             (15,172)          (15,251)          (15,414)
      Amortization of scheduled airframe inspections & repairs                      28,949            22,763            20,540
      Changes in certain assets and liabilities:
        Accounts receivable                                                         15,421           (12,269)           (3,090)
        Other current assets                                                       (31,698)            1,589             6,243
        Accounts payable and accrued liabilities                                    64,335            53,194             8,751
        Air traffic liability                                                       56,864            46,737            (4,757)
        Other current liabilities                                                      156            19,293            (4,204)
      Other                                                                         16,877             3,101             7,468
                                                                              ------------      ------------      ------------
        Net cash provided by operating activities                                1,001,710           886,135           610,588

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (1,167,834)         (947,096)         (688,927)
                                                                              ------------      ------------      ------------
        Net cash used in investing activities                                   (1,167,834)         (947,096)         (688,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                       255,600                --            98,764
  Payment of long-term debt and
    capital lease obligations                                                      (12,107)         (118,859)          (12,665)
  Payment of cash dividends                                                        (10,842)           (9,284)           (6,593)
  Proceeds from Employee stock plans                                                64,288            44,272            40,335
  Repurchase of common stock                                                       (90,507)         (100,000)               --
                                                                              ------------      ------------      ------------
        Net cash provided by (used in) financing activities                        206,432          (183,871)          119,841
                                                                              ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                  40,308          (244,832)           41,502
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                              378,511           623,343           581,841
                                                                              ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                               $    418,819      $    378,511      $    623,343
                                                                              ============      ============      ============


CASH PAYMENTS FOR:
  Interest, net of amount capitalized                                         $     26,604      $     33,384      $     42,372
  Income taxes                                                                $    131,968      $    147,447      $    107,066


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that primarily provides shorthaul, high-frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been restated to conform to the current year presentation.

CASH AND CASH EQUIVALENTS Cash equivalents consist of certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are highly liquid and have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

INVENTORIES Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are charged to expense when issued for use.

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to estimated residual values over periods ranging from 20 to 25 years for flight equipment and 3 to 30 years for ground property and equipment. See Note 2 for further information on aircraft depreciation. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.

AIRCRAFT AND ENGINE MAINTENANCE The cost of scheduled engine inspections and repairs and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe inspections and repairs, known as "D" checks, are generally performed every ten years. Costs related to "D" checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, time until the next "D" check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

REVENUE RECOGNITION Passenger revenue is recognized when transportation is provided. Tickets sold but not yet used are included in "Air traffic liability," which includes estimates that are evaluated and adjusted periodically. Any adjustments resulting therefrom are included in results of operations for the periods in which the evaluations are completed.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel awards earned under its Rapid Rewards frequent flyer program. The Company also sells flight segment credits and related services to companies participating in its Rapid Rewards frequent flyer program. The revenue related to the sale of flight segment credits is recognized when the credits are sold (see Recent Accounting Developments).

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998, and 1997 was $137.7 million, $119.7 million, and $113.0 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. See Note 9.

DERIVATIVE FINANCIAL INSTRUMENTS The Company utilizes purchased crude oil call options and fixed price swap agreements to hedge a portion of its exposure to fuel price increases. The cost of purchased crude oil call options and gains and losses on fixed price swap agreements, including those terminated or settled early, are deferred and charged or credited to fuel expense in the same month that the underlying fuel being hedged is used. The Company recognized gains of $14.8 million in 1999 from hedging activities. The gains are recorded as a reduction of fuel and oil expense. Gains and losses on hedging transactions for 1998 and 1997 were not material.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. In 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 by one year. SFAS 133 is required to be adopted in years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

RECENT ACCOUNTING DEVELOPMENTS In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. SAB 101 must be adopted no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company will adopt SAB 101 effective January 1, 2000, and change its method of accounting used to recognize revenue for the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to Other Revenue when flight segment credits were sold, which is a commonly used method of accounting within the airline industry. However, in accordance with SAB 101, revenue received from the sale of flight segment credits and associated with future travel will be deferred and recognized as the ultimate free travel awards are flown. Also as part of this change, this revenue will be classified as Passenger Revenue in the Company's Consolidated Statement of Income.

As of January 1, 2000, the cumulative effect of this accounting change will reduce first quarter 2000 net income by approximately $22.1 million (net of provision for income taxes of approximately $14.0 million). Adopting this new method of accounting for 1999, 1998, and 1997, would have produced the following pro forma results: Net income would have been reduced by $3.9 million, $5.0 million, and $5.5 million, respectively (net of provision for income taxes and profitsharing of approximately $2.5 million, $3.1 million, and $3.5 million, respectively). Earnings per share, basic and diluted, would have been reduced by $.01 per share for each year, except 1999 basic earnings per share would not change. However, while pro forma amounts will be presented in future financial statements, these years will not be restated.


2. CHANGE IN ACCOUNTING ESTIMATE

Effective January 1, 1999, the Company revised the estimated useful lives of its 737-300 and -500 aircraft from 20 years to 23 years. This change was the result of the Company's assessment of the remaining useful lives of the aircraft based on the manufacturer's design lives, the Company's increased average aircraft stage (trip) length, and the Company's previous experience. The effect of this change was to reduce depreciation expense approximately $25.7 million and increase net income $.03 per diluted share for the year ended December 31, 1999.


3. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Thirty-one 737-700 aircraft are scheduled for delivery in 2000, 23 in 2001, 21 in 2002, five in 2003, and five in 2004. In addition, the Company has options to purchase up to 62 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2001. Aggregate funding needed for fixed commitments is approximately $1,965.7 million, subject to adjustments for inflation, due as follows: $687.9 million in 2000, $520.1 million in 2001, $515.8 million in 2002, $152.8 million in 2003, and $89.1 million in 2004.

4. ACCRUED LIABILITIES

-------------------------------------------------------------------------------
(In thousands)                                        1999             1998
                                                  ------------     ------------
Employee profitsharing and
  savings plans (Note 10)                         $    138,566     $    123,195
Aircraft rentals                                       131,219          121,868
Vacation pay                                            62,937           54,781
Other                                                  202,302          177,604
                                                  ------------     ------------
                                                  $    535,024     $    477,448
                                                  ============     ============


5. LONG-TERM DEBT

-------------------------------------------------------------------------------
(In thousands)                                        1999             1998
                                                  ------------     ------------
9.4% Notes due 2001                               $    100,000     $    100,000
8 3/4% Notes due 2003                                  100,000          100,000
Aircraft Secured Notes due 2004                        200,000               --
8% Notes due 2005                                      100,000          100,000
7 7/8% Notes due 2007                                  100,000          100,000
French Credit Agreements                                55,844               --
7 3/8% Debentures due 2027                             100,000          100,000
Capital leases (Note 6)                                123,834          133,190
Other                                                    1,886            4,481
                                                  ------------     ------------
                                                       881,564          637,671
Less current maturities                                  7,873           11,996
Less debt discount                                       1,974            2,366
                                                  ------------     ------------
                                                  $    871,717     $    623,309
                                                  ============     ============


In fourth quarter 1999, the Company issued $200 million of floating rate Aircraft Secured Notes, due 2004. The Notes are funded by a bank through a commercial paper conduit program and are secured by eight aircraft. Interest rates on the Notes are based on the conduit's actual commercial paper rate, plus fees, for each period and are expected to average approximately LIBOR plus 36 basis points, over the term of the Notes. Interest is payable monthly and the Company can prepay the Notes in whole or in part prior to maturity.

Also in fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it effectively borrowed a total of $56 million from French banking partnerships. For presentation purposes, the Company has classified these identical borrowings as one $56 million transaction. The effective rate of interest over the 13-year term of the loans is LIBOR plus 32 basis points. Principal and interest are payable semi-annually on June 30 and

December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, with certain conditions. The Company has pledged two aircraft as collateral for the entire transaction.

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

During 1991, the Company issued $100 million of senior unsecured 9.4% Notes and $100 million of senior unsecured 8 3/4% Notes due July 1, 2001 and October 15, 2003, respectively. Interest on the Notes is payable semi-annually. The Notes are not redeemable prior to maturity.

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through May 6, 2002, on a revolving credit basis, up to $475 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the greater of the agent bank's prime rate or the federal funds rate plus .5 percent, .17 percent over LIBOR, or a fixed rate offered by the banks at the time of borrowing. The commitment fee is .08 percent per annum. There were no outstanding borrowings under this agreement, or prior similar agreements, at December 31, 1999 or 1998.


6. LEASES

Total rental expense for operating leases charged to operations in 1999, 1998, and 1997 was $318.2 million, $305.2 million, and $296.5 million, respectively. The majority of the Company's terminal operations space, as well as 96 aircraft, was under operating leases at December 31, 1999. The amounts applicable to capital leases included in property and equipment were:

-------------------------------------------------------------------------------
(In thousands)                                        1999             1998
                                                  ------------     ------------
Flight equipment                                  $    164,957     $    230,486
Less accumulated depreciation                           85,722          133,073
                                                  ------------     ------------
                                                  $     79,235     $     97,413
                                                  ============     ============

Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999, were:

--------------------------------------------------------------------------
(In thousands)                               CAPITAL            OPERATING
                                             LEASES              LEASES
                                            ---------          -----------
2000                                        $  16,871          $   278,328
2001                                           17,391              261,419
2002                                           17,561              235,601
2003                                           17,750              210,667
2004                                           17,650              186,500
After 2004                                    102,399            1,832,541
                                            ---------          -----------
Total minimum lease payments                  189,622          $ 3,005,056
                                                               ===========
Less amount representing interest              65,788
                                            ---------
Present value of minimum lease payments       123,834
Less current portion                            4,384
                                            ---------
Long-term portion                           $ 119,450
                                            ---------

The aircraft leases generally can be renewed, at rates based on fair market value at the end of the lease term, for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.


7. FINANCIAL INSTRUMENTS

The Company has historically utilized purchased crude oil call options and fixed price swap agreements to hedge a portion of its exposure to fuel price increases. During 1999, the Company recognized gains of $14.8 million from hedging activities. At December 31, 1999, the Company had hedged positions in place to limit its exposure to fuel price increases at the following levels:

                        APPROXIMATE % OF        APPROXIMATE         TYPE
                      EXPECTED REQUIREMENTS       GALLONS         OF HEDGE
       PERIOD                HEDGED                HEDGED        INSTRUMENT
--------------------------------------------------------------------------------
First Quarter 2000             27%              63.0 million      options
Second Quarter 2000            --                 --                  --
Third Quarter 2000              5%              13.7 million       swaps
Fourth Quarter 2000            10%              26.3 million       swaps
First Quarter 2001              9%              23.1 million       swaps

The fair value of these agreements at December 31, 1999, representing the amount the Company would receive if the agreements were settled early, was not material.

Any outstanding call options or fixed swap agreements expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements, but the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 1999, the Company had an agreement with one counterparty containing a bilateral collateral provision whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. Neither the Company nor the counterparty exceeded the threshold amount at December 31, 1999. The Company is in the process of negotiating similar agreements with other counterparties.

The Company does not hold or issue any financial instruments for trading purposes.

The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 1999, were as follows:

----------------------------------------------------------------------
(In thousands)                        CARRYING VALUE        FAIR VALUE
                                      --------------        ----------
9.4% Notes due 2001                      $100,000            $103,330
8 3/4% Notes due 2003                     100,000             104,160
Aircraft Secured Notes due 2004           200,000             200,000
8% Notes due 2005                         100,000             101,460
7 7/8% Notes due 2007                     100,000             100,730
French Credit Agreements                   55,844              55,844
7 3/8% Debentures due 2027                100,000              92,680

The estimated fair values of the Company's long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.


8. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 1999, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (97.9 million shares) and upon exercise of rights (602.9 million shares) pursuant to the Common Stock Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right entitles its holder to purchase one additional share of common stock at an exercise price of $4.94 and is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0033 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $4.94 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

On September 25, 1997, the Company's Board of Directors declared a three-for-two stock split, distributing 73.6 million shares on November 26, 1997. On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing 111.9 million shares on August 20, 1998. On May 20, 1999, the Company's Board of Directors declared a three-for-two stock split, distributing
168.0 million shares on July 19, 1999. Unless otherwise stated, all per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to the stock splits.

During third quarter 1998, the Company completed a $100 million common stock repurchase program, resulting in the repurchase of 7.3 million shares at an average cost of $13.65 per share. All of the acquired shares were subsequently reissued under the Employee stock option and purchase plans.

As of September 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $250 million of its outstanding common stock. As of December 31, 1999, this program had resulted in the repurchase of 5.6 million shares at an average cost of $16.22 per share. All of the acquired shares are held as common stock in treasury, less shares reissued under the Employee stock option and purchase plans. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings.


9. STOCK PLANS

At December 31, 1999, the Company had eight stock-based compensation plans and other stock options outstanding, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.

The Company has seven fixed option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 30.4 million shares of common stock. Under the 1991 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to
2.5 million shares of common stock. All
options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1995 Southwest Airlines Pilots' Association Non-Qualified Stock Option Plan (SWAPA Plan), the Company may grant options to Pilots for up to 60.8 million shares of common stock. An initial grant of approximately 49.2 million shares was made on January 12, 1995, at an option price of $5.93 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in ten annual increments of ten percent. On September 1 of each year of the agreement beginning in 1996, additional options will be granted to Pilots who become eligible during that year. Additional options granted on September 1, 1999, 1998, and 1997, vest in five annual increments of 20.0 percent, six annual increments of 16.7 percent, and seven annual increments of 14.3 percent, respectively. Options under all grants must be exercised prior to January 31, 2007, or within a specified time upon retirement or termination.

Under the 1996 Incentive Stock Option Plan, the Company may grant options to key Employees for up to 20.3 million shares of common stock. Under the 1996 Non-Qualified Stock Option Plan, the Company may grant options to key Employees and non-employee directors for up to 1.9 million shares of common stock. All options granted under these plans have ten-year terms and vest and become fully exercisable at the end of three, five, or ten years of continued employment, depending upon the grant type.

Under the 1998 Southwest Airlines Employee Association Non-Qualified Stock Option Plan (SAEA Plan), the Company may grant options to Dispatchers for up to
1.6 million shares of common stock. An initial grant of 1.1 million shares was made on September 10, 1998, at an option price of $13.08 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in annual increments of varying percentages, depending on seniority level, through 2006. On December 1 of each year of the agreement beginning in 1998 and through December 1, 2008, additional options will be granted to Dispatchers who become eligible during that year. No options were granted on December 1, 1998 or 1999. Options under all grants must be exercised prior to June 30, 2012, or within a specified time upon retirement or termination.

Under the 1999 Southwest Airlines Professional Instructors' Association Non-Qualified Stock Option Plan (SWAPIA Plan), the Company may grant options to Professional Instructors for up to 525,000 shares of common stock. An initial grant of approximately 229,500 shares was made on May 20, 1999, at an option price of $22.60 per share, which exceeded the market price of the Company's stock on that date. Options granted under the initial grant vest in ten annual increments of ten percent. On January 1 of each year of the agreement beginning in 2001, additional options will be granted to Professional Instructors who become eligible during that year. Options under all grants must be exercised prior to June 30, 2012, or within a specified time upon retirement or termination.

Under all fixed option plans, except the SWAPA, SAEA, and SWAPIA Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Under the

SWAPA, SAEA, and SWAPIA Plans, for additional options granted each September 1, December 1, and January 1, respectively, the exercise price will be equal to 105 percent of the fair value of such stock on the date of the grant.

Information regarding the Company's seven fixed stock option plans, as adjusted for stock splits, is summarized below:

---------------------------------------------------------------------------------------------------
                                                     INCENTIVE PLANS          NON-QUALIFIED PLANS
                                                ------------------------   ------------------------
                                                               AVERAGE                    AVERAGE
                                                               EXERCISE                   EXERCISE
(In thousands, except exercise prices)            OPTIONS       PRICE       OPTIONS        PRICE
                                                ----------    ----------   ----------    ----------
Outstanding December 31, 1996                       21,046    $     4.90       50,639    $     5.94
  Granted - Incentive Plans                          5,524          6.45           --            --
  Granted - SWAPA Plan                                  --            --        1,984          8.79
  Granted - Other Non-Qualified Plans                   --            --          327          6.45
  Exercised                                         (2,592)         4.02       (3,987)         5.90
  Surrendered                                       (1,507)         6.48         (223)         6.04
                                                ----------                 ----------
Outstanding December 31, 1997                       22,471          5.27       48,740          6.06
  Granted - Incentive Plans                          4,108         11.81           --            --
  Granted - SWAPA Plan                                  --            --        1,354         12.91
  Granted - SAEA Plan                                   --            --        1,107         13.08
  Granted - Other Non-Qualified Plans                   --            --          384         11.79
  Exercised                                         (3,541)         4.18       (3,782)         6.05
  Surrendered                                       (1,252)         7.01         (371)         6.63
                                                ----------                 ----------
Outstanding December 31, 1998                       21,786          6.59       47,432          6.46
  Granted - Incentive Plans                          3,064         17.56           --            --
  Granted - SWAPA Plan                                  --            --        1,306         17.52
  Granted - SAEA Plan                                   --            --           --            --
  Granted - SWAPIA Plan                                 --            --          230         22.60
  Granted - Other Non-Qualified Plans                   --            --          303         17.46
  Exercised                                         (3,197)         4.55       (2,313)         6.31
  Surrendered                                       (1,102)         8.14         (440)         7.07
                                                ----------                 ----------
Outstanding December 31, 1999                       20,551    $     8.46       46,518    $     6.92
                                                ==========                 ==========

Exercisable December 31, 1999                        5,279    $     6.86       22,174    $     6.50
Available for granting in future periods            15,981                      9,279


The following table summarizes information about stock options outstanding under the seven fixed option plans at December 31, 1999:

-------------------------------------------------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------  ----------------------------------
                        OPTIONS          WTD-AVERAGE                          OPTIONS
RANGE OF EXERCISE    OUTSTANDING AT       REMAINING         WTD-AVERAGE    EXERCISABLE AT       WTD-AVERAGE
     PRICES             12/31/99       CONTRACTUAL LIFE    EXERCISE PRICE     12/31/99         EXERCISE PRICE
-----------------    --------------    ----------------    --------------  --------------      --------------
$ 1.78 TO $ 2.31          3,182             1.1 yrs           $ 1.85            1,664              $ 1.92
$ 3.36 TO $ 3.57            606             2.1 yrs             3.56              245                3.57
$ 5.57 TO $ 8.06         50,132             6.8 yrs             6.13           22,246                6.06
$ 8.80 TO $13.08          8,484             8.1 yrs            11.48            2,633               11.26
$15.72 TO $22.60          4,665             8.6 yrs            17.80              665               17.73
                     ----------                                            ----------
$ 1.78 TO $22.60         67,069             6.7 yrs           $ 7.40           27,453              $ 6.57
                     ==========                                            ==========


The Company has granted options to purchase the Company's common stock related to employment contracts with the Company's president and chief executive officer. Depending upon the grant, these options have terms of ten years from the date of grant or ten years from the date exercisable and vest and become fully exercisable over three or four years. No options were granted in 1999, 1998, or 1997. At December 31, 1999, 1998, and 1997, total options of 5.0 million, 5.5 million, and 5.9 million were outstanding, respectively. At December 31, 1999, total options of 4.5 million were exercisable at exercise prices ranging from $1.00 to $6.96 per share. Options for 570,000, 342,000, and 531,000 shares were exercised in 1999, 1998, and 1997, respectively.

Under the 1991 Employee Stock Purchase Plan (ESPP), at December 31, 1999, the Company is authorized to issue up to a balance of 1.3 million shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 649,000 shares in 1999, 677,000 shares in 1998, and 990,000 shares in 1997 at average prices of $16.24, $11.63, and $7.11, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 1999, 1998, and 1997, respectively: dividend yield of .12 percent, .16 percent, and .22 percent; expected volatility of 35.66 percent, 38.20 percent, and 38.23 percent; risk-free interest rate of 6.68 percent, 4.66 percent, and
5.80 percent; and expected lives of 5.0 years for all periods. Assumptions for the stock options granted to the Company's president and chief executive officer were the same as for the fixed option plans except for the weighted-average expected lives of 8.0 years.

The weighted-average fair value of options granted under the fixed option plans, except the SAEA and SWAPIA Plans, during 1999, 1998, and 1997 was $7.45, $4.78, and $2.72, respectively, for the incentive plans; $6.79, $4.76, and $3.41, respectively, for the SWAPA Plan; and $7.39, $4.77, and $2.72, respectively, for other non-qualified plans. The weighted-average fair value of options granted in 1998 under the SAEA Plan was $4.83. The weighted-average fair value of options granted in 1999 under the SWAPIA Plan was $8.81. The weighted-average fair value of each purchase right under the ESPP granted in 1999, 1998, and 1997, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.75, $1.29, and $0.79, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share is as follows:

---------------------------------------------------------------------------
(In thousands except per share amounts)    1999         1998         1997
                                        ---------    ---------    ---------
NET INCOME:
  As reported                           $ 474,378    $ 433,431    $ 317,772
  Pro forma                             $ 459,669    $ 421,097    $ 306,553
NET INCOME PER SHARE, BASIC:
  As reported                           $     .94    $     .87    $     .64
  Pro forma                             $     .91    $     .84    $     .62
NET INCOME PER SHARE, DILUTED:
  As reported                           $     .89    $     .82    $     .62
  Pro forma                             $     .86    $     .79    $     .60



As required, the pro forma disclosures above include only options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

10. EMPLOYEE PROFITSHARING AND SAVINGS PLANS

Substantially all of Southwest's Employees are members of the Southwest Airlines Co. Profitsharing Plan. Total profitsharing expense charged to operations in 1999, 1998, and 1997 was $138.3 million, $120.7 million, and $91.3 million, respectively.

The Company sponsors Employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time Employees. The amount of matching contributions varies by Employee group. Company contributions generally vest over five years with credit for prior years' service granted. Company matching contributions expensed in 1999, 1998, and 1997 were $53.7 million, $46.4 million, and $39.7 million, respectively.


11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

-------------------------------------------------------------------------------
(In thousands)                                        1999             1998
                                                  ------------     ------------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation                        $    782,341     $    641,673
  Scheduled airframe maintenance                        47,168           40,073
  Other                                                110,638           95,485
                                                  ------------     ------------
    Total deferred tax liabilities                     940,147          777,231
DEFERRED TAX ASSETS:
  Deferred gains from sale and
    leaseback of aircraft                              101,960          107,157
  Capital and operating leases                          64,704           61,275
  Other                                                102,070           80,326
                                                  ------------     ------------
    Total deferred tax assets                          268,734          248,758
                                                  ------------     ------------
    Net deferred tax liability                    $    671,413     $    528,473
                                                  ============     ============

The provision for income taxes is composed of the following:

----------------------------------------------------------------------------
(In thousands)                    1999             1998             1997
                              ------------     ------------     ------------
CURRENT:
  Federal                     $    137,393     $    143,989     $    102,938
  State                             18,900           19,357           14,535
                              ------------     ------------     ------------
    Total current                  156,293          163,346          117,473
DEFERRED:
  Federal                          128,984           96,237           75,990
  State                             13,956           12,098            5,721
                              ------------     ------------     ------------
    Total deferred                 142,940          108,335           81,711
                              ------------     ------------     ------------
                              $    299,233     $    271,681     $    199,184
                              ============     ============     ============

The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in July 1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

------------------------------------------------------------------------------
(In thousands)                     1999             1998              1997
                               ------------     ------------      ------------
Tax at statutory
  U.S. tax rates               $    270,764     $    246,789      $    180,935
Nondeductible items                   6,664            5,099             5,893
State income taxes,
  net of federal benefit             21,356           20,445            13,166
Other, net                              449             (652)             (810)
                               ------------     ------------      ------------
  Total income
    tax provision              $    299,233     $    271,681      $    199,184
                               ============     ============      ============

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------
(In thousands except per share amounts)               1999             1998             1997
                                                  ------------     ------------     ------------
NUMERATOR:
  Net income, available to
    common stockholders                           $    474,378     $    433,431     $    317,772
                                                  ============     ============     ============


DENOMINATOR:
  Weighted-average shares
    outstanding, basic                                 503,065          500,013          492,947
  Dilutive effect of
    Employee stock options                              32,862           29,736           18,836
                                                  ------------     ------------     ------------
  Adjusted weighted-average
    shares outstanding,
    diluted                                            535,927          529,749          511,783
                                                  ============     ============     ============

NET INCOME PER SHARE:
  Basic                                           $       0.94     $       0.87     $       0.64
                                                  ============     ============     ============
  Diluted                                         $       0.89     $       0.82     $       0.62
                                                  ============     ============     ============


The Company has excluded 259,700, and 1,141,355 shares from its calculations of dilutive earnings per share in 1999 and 1997, respectively, as they represent antidilutive stock options for the respective periods presented. There were no antidilutive stock options in 1998.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED
                                              -----------------------------------------------------------

1999                                          MARCH 31          JUNE 30        SEPT. 30           DEC. 31
----                                          --------          -------        --------           -------

Operating revenues                          $1,075,571       $1,220,432      $1,235,166        $1,204,481
Operating income                               166,617          254,331         206,463           154,165
Income before income taxes                     156,102          256,598         207,949           152,962
Net income                                      95,847          157,757         126,978            93,796
Net income per share, basic                        .19              .31             .25               .19
Net income per share, diluted                      .18              .29             .24               .18



1998                                          MARCH 31          JUNE 30        SEPT. 30           DEC. 31
----                                          --------          -------        --------           -------

Operating revenues                            $942,653       $1,078,841      $1,094,830        $1,047,656
Operating income                               111,693          208,548         203,919           159,451
Income before income taxes                     114,057          216,547         211,055           163,453
Net income                                      70,008          133,393         129,645           100,385
Net income per share, basic                        .14              .27             .26               .20
Net income per share, diluted                      .13              .25             .24               .19



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Election of Directors" incorporated herein by reference, from pages 1-3 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 17, 2000. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

         See "Compensation of Executive Officers," incorporated herein by reference, from pages 7-12 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 17, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See "Voting Securities and Principal Shareholders," incorporated herein by reference, from pages 7-12 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 17, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Election of Directors" incorporated herein by reference, from pages 1-3 of the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 17, 2000.

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

      3. Exhibits:

         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Registration Statement on Form S-8 (File No. 333-82735).

         3.2      Bylaws of Southwest, as amended through March 2000.

         4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks. (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); First Amendment to Competitive Advance and Revolving Credit Facility Agreement dated August 7, 1998 (incorporated by reference to
                  Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259); Second Amendment to Competitive Advance and Revolving Credit Facility Agreement dated January 20, 1999 (incorporated by reference to
                  Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)).

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

         10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10.

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

(b)      There were no Form 8-K's filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SOUTHWEST AIRLINES CO.

March 16, 2000
                                                    By /s/ Gary C. Kelly
                                                       -------------------------
                                                       Gary C. Kelly
                                                       Vice President-Finance,
                                                       Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2000 on behalf of the registrant and in the capacities indicated.


         Signature                                         Capacity
         ---------                                         --------
/s/ Herbert D. Kelleher                     Chairman of the Board of Directors,
-------------------------------------             President and Chief Executive Officer
Herbert D. Kelleher

/s/ Gary C. Kelly                           Vice President-Finance
-------------------------------------             (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop                       Director
-------------------------------------
Samuel E. Barshop

/s/ Gene H. Bishop                          Director
-------------------------------------
Gene H. Bishop

/s/ C. Webb Crockett                        Director
-------------------------------------
C. Webb Crockett

/s/ William P. Hobby, Jr.                   Director
-------------------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson                       Director
-------------------------------------
Travis C. Johnson

/s/ R. W. King                              Director
-------------------------------------
R. W. King

/s/ Walter M. Mischer, Sr.                  Director
-------------------------------------
Walter M. Mischer, Sr.

/s/ June M. Morris                          Director
-------------------------------------
June M. Morris

                                INDEX TO EXHIBITS


         3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Registration Statement on Form S-8 (File No. 333-82735).

         3.2      Bylaws of Southwest, as amended through March, 2000.

         4.1 Restated Credit Agreement dated May 6, 1997, between Southwest and Bank of America National Trust and Savings Association, and the other banks named therein, and such banks. (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); First Amendment to Competitive Advance and Revolving Credit Facility Agreement dated August 7, 1998 (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Second Amendment to Competitive Advance and Revolving Credit Facility Agreement dated January 20, 1999 (incorporated by reference to Exhibit
                  4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)).

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

         10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).; Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1998 (File No. 1-7259)), Supplemental Agreements Nos. 8, 9, and 10.

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

(b)      There were no Form 8-K's filed during the fourth quarter of 1999.