Form 10-Q
period 2000-03-31
SOUTHWEST AIRLINES CO
filed 2000-05-04
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT OF 1934 FOR THE QUARTERLY  PERIOD  ENDED
March 31, 2000     OR

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

     Number of shares of Common Stock outstanding as of the close of business on April 26, 2000:

                            496,228,775

                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                                              March 31,     December 31,
                                                2000            1999
ASSETS
Current assets:
  Cash and cash equivalents                    $542,561        $418,819
  Accounts receivable                           122,123          73,448
  Inventories of parts and supplies              66,534          65,152
  Deferred income taxes                          21,355          20,929
  Prepaid expenses and other current assets      52,892          52,657
    Total current assets                        805,465         631,005

Property and equipment:
  Flight equipment                            5,884,287       5,768,506
  Ground property and equipment                 751,027         742,230
  Deposits on flight equipment purchase
   contracts                                    400,698         338,229
                                              7,036,012       6,848,965
  Less allowance for depreciation             1,914,483       1,840,799
                                              5,121,529       5,008,166
Other assets                                     13,039          12,942
                                             $5,940,033      $5,652,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $209,079        $156,755
  Accrued liabilities                           559,953         538,896
  Air traffic liability                         484,279         256,942
  Income taxes payable                           45,768               -
  Current maturities of long-term debt            7,254           7,873
    Total current liabilities                 1,306,333         960,466

Long-term debt less current maturities          868,023         871,717
Deferred income taxes                           672,656         692,342
Deferred gains from sale and leaseback of
  aircraft                                      218,906         222,700
Other deferred liabilities                       60,897          69,100
Stockholders' equity:
  Common stock                                  507,805         505,005
  Capital in excess of par value                 40,668          35,436
  Retained earnings                           2,456,615       2,385,854
  Treasury stock at cost                       (191,870)        (90,507)
    Total stockholders' equity                2,813,218       2,835,788
                                             $5,940,033      $5,652,113

See accompanying notes.




                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share amounts)
                            (unaudited)

                                     Three months ended
                                           March 31,
                                      2000          1999
OPERATING REVENUES:
  Passenger                        $1,199,885    $1,034,359
  Freight                              27,066        25,093
  Other                                15,696        16,119
    Total operating revenues        1,242,647     1,075,571
OPERATING EXPENSES:
  Salaries, wages, and benefits       381,489       344,012
  Fuel and oil                        197,071        85,668
  Maintenance materials and repairs    93,565        89,491
  Agency commissions                   37,216        39,081
  Aircraft rentals                     49,347        49,806
  Landing fees and other rentals       65,019        57,983
  Depreciation                         66,698        56,786
  Other operating expenses            196,834       186,127
    Total operating expenses        1,087,239       908,954

OPERATING INCOME                      155,408       166,617
OTHER EXPENSES (INCOME):
  Interest expense                     17,223        13,387
  Capitalized interest                 (7,001)       (6,984)
  Interest income                      (6,649)       (5,535)
  Other (gains) losses, net            (4,138)        9,647
    Total other expenses (income)        (565)       10,515
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                155,973       156,102
PROVISION FOR INCOME TAXES             60,330        60,255
NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE    95,643        95,847
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Net of Income
  Taxes of $14.0 million)              22,131             -
NET INCOME                            $73,512       $95,847
NET INCOME PER SHARE, BASIC BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                  $ .19         $ .19
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                    .04             -
NET INCOME PER SHARE, BASIC             $ .15         $ .19
NET INCOME PER SHARE, DILUTED
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE               $ .18         $ .18
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                    .04             -
NET INCOME PER SHARE, DILUTED           $ .14         $ .18

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                               497,157       501,154
  Diluted                             526,356       535,923

See accompanying notes.



                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                  Three months ended
                                       March 31,
                                   2000         1999
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                      $415,565     $310,652

INVESTING ACTIVITIES:
  Net purchases of property and
    equipment                     (191,810)    (289,096)

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations       (4,411)      (7,413)
  Payments of cash dividends        (5,510)      (5,001)
  Proceeds from Employee stock
    plans                           11,271       17,921
  Repurchases of common stock     (101,363)           -

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES            (100,013)       5,507

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                      123,742       27,063
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD              418,819      378,511

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                   $542,561     $405,574

CASH PAYMENTS FOR:
  Interest, net of amount
    capitalized                    $12,453      $14,611
  Income taxes                        $621       $1,009

See accompanying notes.













                      SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements
                            (unaudited)


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 2000 and 1999 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1999.

      2. Dividends - During the three month period ended March 31, 2000, dividends of $.0055 per share were declared on the
497.1 million shares of common stock then outstanding. During the three month period ended March 31, 1999, dividends of $.005 per share were declared on the 501.9 million shares of common stock then outstanding.

      3. Common stock - On May 20, 1999, the Company's Board of Directors declared a three-for-two stock split, distributing 168.0 million shares on July 19, 1999. All per share data presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been restated for the stock split.

     4. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Most notably, this includes the reclassification of $15.1 million of Other Revenue to Passenger Revenue as a result of the change in accounting principle effective January 1, 2000. See Note 6 for further information.








     5. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                       Three months ended
                                            March 31,
                                        2000        1999
NUMERATOR:

  Net income before cumulative effect
   of change in accounting principle    $95,643     $95,847
  Cumulative effect of change in
   accounting principle                  22,131           -
  Net income available to common
   stockholders                         $73,512     $95,847

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                  497,157     501,154
  Dilutive effect of Employee stock
    options                              29,199      34,769
  Adjusted weighted-average shares
    outstanding, diluted                526,356     535,923

NET INCOME PER SHARE:
  Basic, before cumulative effect of
   change in accounting principle          $.19        $.19
  Cumulative effect of change in
   accounting principle                     .04           -
  Basic                                    $.15        $.19

  Diluted, before cumulative effect
   of change in accounting principle       $.18        $.18
  Cumulative effect of change in
   accounting principle                     .04           -
  Diluted                                  $.14        $.18


6. Accounting Change - Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the
Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards are earned and flown. Due to this change, the Company recorded a cumulative adjustment of $22.1 million (net of income taxes of $14.0 million) or $.04 per share, basic and diluted. The impact of adopting SAB
101 on first quarter 2000 was to reduce income before cumulative effect of change in accounting principle by $822,000. Net income per share before cumulative effect of change in accounting principle as reported for first quarter 2000 was not affected by the change. The Company also reclassified for comparison purposes, the revenue reported in prior periods related to the sale of flight segment credits from "Other revenue" to "Passenger revenue." Reported and pro forma amounts for 1999 by quarter assuming the change in accounting was applied retroactively are as follows:

                         Three months ended (unaudited)
     As reported      March 31    June 30  Sept 30   Dec 31      1999

Net income             $95,847   $157,757 $126,978  $93,796  $474,378
Net income per share,
basic                     $.19       $.31     $.25     $.19      $.94
Net income per share,
diluted                   $.18       $.29     $.24     $.18      $.89

                         Three months ended (unaudited)
      Pro forma       March 31    June 30  Sept 30    Dec 31     1999

Net income             $94,083   $155,530 $127,055   $93,076 $469,744
Net income per share,
basic                     $.19       $.31     $.25      $.18     $.93
Net income per share,
diluted                   $.18       $.29     $.24      $.17     $.88
































Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three months ended March 31, 2000 and 1999 are as follows:

                                         Three months ended
                                            March 31,

                                           2000         1999 *      Change
Revenue passengers carried              14,389,276   12,933,578     11.3%
Revenue passenger miles (RPMs) (000s)    9,453,201    8,046,484     17.5%
Available seat miles (ASMs) (000s)      14,153,959   12,392,978     14.2%
Load factor                                  66.8%        64.9%     1.9 pts.
Average length of passenger haul               657          622      5.6%
Trips flown                                218,615      202,546      7.9%
Average passenger fare                      $83.39       $79.97      4.3%
Passenger revenue yield per RPM (cents)      12.69        12.85    (1.2)%
Operating revenue yield per ASM (cents)       8.78         8.68      1.2%
Operating expenses per ASM (cents)            7.68         7.33      4.8%
Operating expenses per ASM, excluding fuel
(cents)                                       6.29         6.64    (5.3)%
Fuel costs per gallon, excluding fuel tax
(cents)                                      81.98        39.32    108.5%
Number of Employees at period-end           27,911       26,532      5.2%
Size of fleet at period-end                    315          287      9.8%

* Average passenger fare and passenger
revenue yield per RPM have been restated for comparison purposes to reflect the reclassifications related to the change in accounting principle.






Material Changes in Results of Operations

      Consolidated net income before the cumulative effect of change in accounting principle for the first quarter ended March 31, 2000 was $95.6 million ($.18 per share, diluted), as compared to first quarter 1999 net income of $95.8 million ($.18 per share, diluted), a decrease of .2 percent. The prior year's net income per share amounts have been restated for the 1999 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). The cumulative effect of change in accounting principle for first quarter 2000 was $22.1 million, net of taxes of $14.0 million (see Note 6 to the unaudited Condensed Consolidated Financial Statements). Net income, after the cumulative effect of change in accounting principle, for first quarter 2000 was $73.5 million.

      First quarter 2000 consolidated operating revenues increased
15.5  percent compared to first quarter 1999 primarily  due  to  a
16.0 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from an 11.3 percent increase in revenue passengers carried and a 17.5 percent increase in RPMs partially offset by a 1.2 percent decrease in passenger revenue yield per RPM (passenger yield). The slight decrease in passenger yield is primarily due to a 5.6 percent increase in average length of passenger haul compared to first quarter 1999, partially offset by a 4.3 percent increase in average passenger fare.

      The increase in RPMs and a 14.2 percent increase in ASMs resulted in a load factor of 66.8 percent, or 1.9 points above first quarter 1999. The increase in ASMs resulted primarily from the net addition of 28 aircraft since first quarter 1999, which represents a 9.8 percent increase in the Company's fleet size. Thus far, load factors in April and bookings for May and
June appear to be consistent with or better than those experienced in the same prior year periods. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Consolidated freight revenues increased 7.9 percent in first quarter 2000 compared to the same 1999 period primarily due to an increase in capacity. Other revenues decreased 2.6 percent in first quarter 2000 primarily due to a decrease in charter revenues. The Company had less aircraft devoted to its charter business in first quarter 2000 in part due to delays in new aircraft deliveries from Boeing. These delays were the result of a 40-day strike beginning in mid-February 2000 by the Society of Professional Engineering Employees in Aerospace. The strike, which ended in late March 2000, has also caused some delays in new aircraft deliveries in early second quarter 2000.

      Operating expenses per ASM for first quarter 2000  increased
4.8 percent to $.0768, compared to $.0733 for first quarter 1999, primarily due to a significant increase in average jet fuel prices. The average fuel cost per gallon of $.8198 was more than double first quarter 1999's average cost per gallon of $.3932. Excluding fuel expense, operating expenses per ASM decreased 5.3 percent in first quarter 2000 compared to first quarter 1999. Unit costs are expected to continue to be adversely affected by higher fuel prices in second quarter 2000 versus second quarter 1999. Excluding fuel, the Company expects a decrease in unit costs in second quarter 2000 compared to second quarter 1999. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)


                      Southwest Airlines Co.
                   Operating Expenses per ASM
                 (in cents except percent change)

                       Three months ended
                           March 31,         Inc/   Percent
                          2000     1999      (Dec)   Change
Salaries, wages, and
benefits                  2.40     2.44      (.04)    (1.6)
Employee profitsharing
and savings plans          .29      .34      (.05)   (14.7)
Fuel and oil              1.39      .69       .70    101.4
Maintenance materials
  and repairs              .66      .72      (.06)    (8.3)
Agency commissions         .26      .32      (.06)   (18.8)
Aircraft rentals           .35      .40      (.05)   (12.5)
Landing fees and other
rentals                    .46      .47      (.01)    (2.1)
Depreciation               .47      .46       .01      2.2
Other operating expenses  1.40     1.49      (.09)    (6.0)

Total                     7.68     7.33       .35      4.8


      Salaries, wages, and benefits per ASM decreased 1.6 percent in first quarter 2000 compared to the same 1999 period, primarily due to increases in productivity.

      Profitsharing and Employee savings plan expenses per ASM decreased 14.7 percent from first quarter 1999 to first quarter 2000, primarily as a result of earnings available for profitsharing declining in 2000 while capacity continued to increase.

     Fuel and oil expense per ASM increased 101.4 percent in first quarter 2000 due to a 108.5 percent increase in the average jet fuel cost per gallon compared to the same 1999 period. The average price paid for jet fuel in first quarter 2000 was $.8198 per gallon compared to $.3932 in first quarter 1999, including the effects of hedging activities. The Company's first quarter 2000 and 1999 average jet fuel prices are net of approximately $3.2 million in gains and $2.8 million in losses from hedging activities, respectively. As of April 20, 2000, the Company had hedged the majority of its anticipated jet fuel requirements for the remainder of the year. For second quarter 2000, the Company had hedged 39 percent of its requirements with fixed crude oil swaps at an average price of $26.90 per barrel and capped 46 percent of its requirements with crude oil options at an average of $26.50 per barrel. For third quarter 2000, the Company had hedged 70 percent of its requirements with fixed crude oil swaps at an average price of $23.60 per barrel and capped 30 percent of its requirements with crude oil options at an average of $24.50 per barrel. For fourth quarter 2000, the Company had hedged 70 percent of its requirements with fixed crude oil swaps at an average price of $22.50 per barrel and capped 30 percent of its requirements with crude oil options at an average of $23.25 per barrel. Despite these hedge positions, the Company is expecting significantly higher average net jet fuel cost per gallon for second quarter 2000 compared to second quarter 1999. The
Company's fuel hedging strategy could result in the Company not fully benefiting from certain jet fuel price declines. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

      Maintenance materials and repairs per ASM decreased 8.3 percent for first quarter 2000 compared to the same prior year period. This decrease was primarily due to a reduction in scheduled engine maintenance related to the Company's 737-200 aircraft. First quarter 1999 was an unusually high period for engine maintenance related to the Company's 737-200 aircraft fleet. The engines on these aircraft are not covered by the Company's maintenance contract with General Electric Engine Services, Inc.; therefore, repairs are expensed on a time and materials basis.

      Agency commissions per ASM decreased 18.8 percent for first quarter 2000 compared to first quarter 1999, primarily due to an increase in direct sales. More than 25 percent of the Company's first quarter 2000 revenues were attributable to direct bookings through the Company's Internet site compared to less than 15 percent in the same prior year period. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 37.8 percent in first quarter 1999 to
31.0 percent in first quarter 2000.

      Aircraft rentals per ASM decreased 12.5 percent for first quarter 2000 compared to first quarter 1999 due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM decreased 2.1 percent for first quarter 2000 compared to first quarter 1999. The net decrease was the result of a decrease in landing fees per ASM of
5.0 percent, partially offset by an increase in other rentals per ASM of 1.7 percent. Although landing fees declined on a per ASM basis, they were flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per trip flown. Other rental expense per ASM increased primarily due to the Company's expansion of facilities in several airports.

      Depreciation expense per ASM increased 2.2 percent for first quarter 2000 compared to first quarter 1999 primarily due to a higher percentage of owned aircraft. Of the 33 aircraft added to the Company's fleet over the past twelve months, 32 have been purchased. This, combined with the retirement of 5 leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease from 65 percent at March 31, 1999 to 70 percent at March 31, 2000.

      Other expenses (income) for first quarter 2000 included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased in first quarter 2000 compared to first quarter 1999 primarily due to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Interest income increased in first quarter 2000 compared to first quarter 1999 primarily due to higher invested cash balances. Cash balances were higher primarily due to strong first quarter 2000
sales.   Other gains in first quarter 2000 were primarily  due  to
proceeds received from the favorable conclusion of a lawsuit. Other losses in first quarter 1999 resulted primarily from a write-
down   associated  with  the  consolidation  of  certain  software development projects.

Liquidity and Capital Resources

      Net cash provided by operating activities was $415.6 million for the three months ended March 31, 2000 and $1,106.6 million for the 12 months then ended. Also, during fourth quarter 1999, additional funds of $256 million were generated through the issuance of floating rate long-term debt from two separate financing transactions. Cash generated for the 12 months ended March 31, 2000 was primarily used to finance aircraft-related capital expenditures, provide working capital, and repurchase approximately $191.9 million of the Company's outstanding common stock. The Company began this repurchase program during third quarter 1999. The program has resulted in the repurchase of approximately 11.8 million post-split shares through March 31, 2000 at an average cost of $16.20 per share.

      During the 12 months ended March 31, 2000, net capital expenditures were $1,070.5 million, which primarily related to the purchase of 28 new 737-700 aircraft, one used 737-700 aircraft, three used 737-300 aircraft, and progress payments for future aircraft deliveries.

           The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of March 31, 2000,
29 737-700s are scheduled for delivery in the remainder of 2000, 23 in 2001, 21 in 2002, five in 2003, and five in 2004. In addition, the Company has options to purchase up to 62 737-700s during 2003-2006. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2000. Aggregate funding needed for fixed commitments at March 31, 2000 was approximately $1,867 million due as follows: $589 million in 2000; $520 million in 2001; $516 million in 2002; $153 million in 2003; and $89 million in 2004.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2000 of $542.6 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at March 31, 2000). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing during 2000 and 2001.

      The Company recently announced new service to Albany, New York, beginning May 7, 2000, with daily nonstop service to Baltimore/Washington, Las Vegas, and Orlando. The Company also intends to begin service to at least one additional new city in 2000.



Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
























PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company received a statutory notice of deficiency from the Internal Revenue Service (the IRS) in which the IRS proposed to defer deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial position and results of operations of the Company.


Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          During the first quarter of 2000, Herbert D. Kelleher exercised unregistered options to purchase Southwest Airlines Co. Common Stock as follows:

          Number of Shares   Option Price       Date of
             Purchased                         Exercise
              854,295           $1.00          1/26/2000

          The issuance of the above shares to Mr. Kelleher were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement which has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

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

                                SOUTHWEST AIRLINES CO.





May 4, 2000                       /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

































                         INDEX TO EXHIBITS


Exhibit
Number                      Exhibit


(27)              Financial Data Schedule