Form 10-Q
period 2000-06-30
SOUTHWEST AIRLINES CO
filed 2000-08-02
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)
  X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2000     OR

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

     Number of shares of Common Stock outstanding as of the close of business on July 31, 2000:

                            498,567,401














                      SOUTHWEST AIRLINES CO.
                             FORM 10-Q
                  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      Southwest Airlines Co.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                                         June 30,      December 31,
                                           2000            1999
ASSETS
Current assets:
  Cash and cash equivalents                $636,650       $418,819
  Accounts receivable                       117,550         73,448
  Inventories of parts and supplies          70,127         65,152
  Deferred income taxes                      21,498         20,929
  Prepaid expenses and other current assets  53,365         52,657
    Total current assets                    899,190        631,005

Property and equipment:
  Flight equipment                        6,191,771      5,768,506
  Ground property and equipment             757,677        742,230
  Deposits on flight equipment
    purchase contracts                      390,415        338,229
                                          7,339,863      6,848,965
  Less allowance for depreciation         1,992,549      1,840,799
                                          5,347,314      5,008,166
Other assets                                 12,920         12,942
                                         $6,259,424     $5,652,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $199,442       $156,755
  Accrued liabilities                       642,008        538,896
  Air traffic liability                     427,076        256,942
  Income taxes payable                       54,756              -
  Current maturities of long-term debt        3,875          7,873
    Total current liabilities             1,327,157        960,466

Long-term debt less current maturities      868,121        871,717
Deferred income taxes                       763,345        692,342
Deferred gains from sale and leaseback
  of aircraft                               215,111        222,700
Other deferred liabilities                   76,145         69,100
Stockholders' equity:
  Common stock                              507,897        505,005
  Capital in excess of par value             42,103         35,436
  Retained earnings                       2,624,070      2,385,854
  Treasury stock at cost                   (164,525)       (90,507)
    Total stockholders' equity            3,009,545      2,835,788
                                         $6,259,424     $5,652,113

See accompanying notes.





                      Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share amounts)
                            (unaudited)

                                 Three months ended     Six months ended
                                       June 30,             June 30,
                                   2000      1999        2000      1999
OPERATING REVENUES:
  Passenger                    $1,415,958 $1,177,282 $2,615,843 $2,211,640
  Freight                          27,968     25,186     55,034     50,279
  Other                            16,749     17,964     32,445     34,084
    Total operating revenues    1,460,675  1,220,432  2,703,322  2,296,003

OPERATING EXPENSES:
  Salaries, wages, and benefits   422,247    368,573    803,736    712,585
  Fuel and oil                    197,608    102,982    394,679    188,650
  Maintenance materials and
    repairs                        90,311     85,145    183,876    174,636
  Agency commissions               41,310     40,201     78,526     79,282
  Aircraft rentals                 49,023     49,898     98,370     99,704
  Landing fees and other rentals   64,982     60,708    130,001    118,691
  Depreciation                     68,523     59,542    135,221    116,328
  Other operating expenses        212,113    199,052    408,947    385,179
    Total operating expenses    1,146,117    966,101  2,233,356  1,875,055

OPERATING INCOME                  314,558    254,331    469,966    420,948

OTHER EXPENSES (INCOME):
  Interest expense                 17,442     13,295     34,665     26,682
  Capitalized interest             (6,905)    (9,109)   (13,906)   (16,093)
  Interest income                 (10,511)    (6,838)   (17,160)   (12,373)
  Other (gains) losses, net         3,667        385       (471)    10,032
    Total other expenses (income)   3,693     (2,267)     3,128      8,248

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE            310,865    256,598    466,838    412,700
PROVISION FOR INCOME TAXES        120,243     98,841    180,573    159,096

NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                       190,622    157,757    286,265    253,604
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Net of
  Income Taxes of $14.0 million)        -          -     22,131          -
NET INCOME                       $190,622   $157,757   $264,134   $253,604

NET INCOME PER SHARE, BASIC BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE              $ .38      $ .31      $ .57      $ .50
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                  -          -        .04          -
NET INCOME PER SHARE, BASIC         $ .38      $ .31      $ .53      $ .50

NET INCOME PER SHARE, DILUTED
  BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE    $ .36      $ .29      $ .54      $ .47
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                  -          -        .04          -
NET INCOME PER SHARE, DILUTED       $ .36      $ .29      $ .50      $ .47

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                           497,295    503,531    497,226    502,349
  Diluted                         528,713    539,059    527,534    537,497

See accompanying notes.








                      Southwest Airlines Co.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                            (unaudited)

                                        Six months ended
                                            June 30,
                                        2000        1999

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          $811,538    $673,138

INVESTING ACTIVITIES:
  Net purchases of property and
    equipment                         (496,020)   (568,790)

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations           (7,790)    (10,572)
  Payments of cash dividends            (8,247)    (10,542)
  Proceeds from Employee stock plans    25,947      25,890
  Repurchases of common stock         (107,597)          -

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                 (97,687)      4,776

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                          217,831     109,124
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  418,819     378,511

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $636,650    $487,635

CASH PAYMENTS FOR:
  Interest, net of amount capitalized  $16,362     $11,408
  Income taxes                         $21,328     $29,244

See accompanying notes.




                         SOUTHWEST AIRLINES CO.
      Notes to Condensed Consolidated Financial Statements
                            (unaudited)


      1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 2000 and 1999 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1999.

      2. Dividends - During the three month periods ended June 30, 2000 and March 31, 2000, dividends of $.0055 per share were declared on the 497.7 million and 497.1 million shares of common stock then outstanding, respectively. During the three month periods ended June 30, 1999 and March 31, 1999, dividends of $.0055 per share and $.005 per share were declared, respectively, on the 503.6 million and 501.9 million shares of common stock then outstanding.

      3. Common stock - On May 20, 1999, the Company's Board of Directors declared a three-for-two stock split, distributing 168.0 million shares on July 19, 1999. All per share data presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been restated for the stock split.

      4. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Most notably, this includes the reclassification of $17.1 million of Other Revenue to Passenger Revenue as a result of the change in accounting principle effective January 1, 2000. See Note 6 for further information.


      5. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                     Three months ended     Six months ended
                                           June 30,              June 30,
                                        2000      1999       2000     1999
NUMERATOR:
  Net income before cumulative
    effect of change in accounting
    principle                         $190,622  $157,757  $286,265  $253,604
  Cumulative effect of change in
    accounting principle                     -         -    22,131         -
  Net income available to common
    stockholders                      $190,622  $157,757  $264,134  $253,604
DENOMINATOR:
  Weighted-average shares
    outstanding, basic                 497,295   503,531   497,226   502,349
  Dilutive effect of Employee
    stock options                       31,418    35,528    30,308    35,148
  Adjusted weighted-average
    shares outstanding, diluted        528,713   539,059   527,534   537,497
NET INCOME PER SHARE:
  Basic, before cumulative effect of
    change in accounting principle     $   .38   $   .31   $   .57  $    .50
  Cumulative effect of change in
    accounting principle                     -         -       .04         -
  Basic                                $   .38   $   .31    $  .53  $    .50

  Diluted, before cumulative effect
    of change in accounting principle  $   .36   $   .29    $  .54  $    .47
  Cumulative effect of change in
    accounting principle                     -         -       .04         -
  Diluted                              $   .36   $   .29    $  .50  $    .47


     6. Accounting Change - Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 2000. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards are earned and flown. Due to this change, the Company recorded a cumulative adjustment in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.04 per share, basic and diluted. The second quarter 2000 impact of adopting SAB 101 was to reduce net income by $1.9 million. Excluding the impact of the change, basic and diluted net income per share for second quarter 2000 would have been $.39 and $.36, respectively. The Company also reclassified for comparison purposes the revenue reported in prior periods related to the sale of flight segment credits from "Other revenue" to "Passenger revenue."


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Comparative Consolidated Operating Statistics

      Relevant operating statistics for the three and six months ended June 30, 2000 and 1999 are as follows:

                   Three months ended June 30,     Six months ended June 30,

                   2000        1999*   Change      2000       1999*     Change
Revenue passengers
  carried       16,501,441  14,816,803  11.4%   30,890,717  27,750,381  11.3%
Revenue passenger
  miles (RPMs)
  (000s)        10,954,767   9,471,014  15.7%   20,407,968  17,517,498  16.5%
Available seat
  miles (ASMs)
  (000s)        14,744,769  12,947,815  13.9%   28,898,727  25,340,794  14.0%
Load factor           74.3%       73.1%  1.2pts.      70.6%       69.1%  1.5pts.
Average length
  of passenger
  haul (miles)         664         639   3.9%          661         631   4.8%
Trips flown        223,643     210,029   6.5%      442,258     412,575   7.2%
Average passenger
  fare              $85.81      $79.46   8.0%       $84.68      $79.70   6.2%
Passenger revenue
  yield per RPM
  (cents)            12.93       12.43   4.0%        12.82       12.63   1.5%
Operating revenue
  yield per ASM
  (cents)             9.91        9.43   5.1%         9.35        9.06   3.2%
Operating expenses
  per ASM (cents)     7.77        7.46   4.2%         7.73        7.40   4.5%
Operating expenses
  per ASM, excluding
  fuel (cents)        6.43        6.67  (3.6)%        6.36        6.65  (4.4)%
Fuel costs per gallon,
  excluding fuel
  tax (cents)        78.02       44.36  75.9%        79.95       41.92  90.7%
Number of Employees
  at period-end     27,828      26,818   3.8%       27,828      26,818   3.8%
Size of fleet at
  period-end           324         294  10.2%          324         294  10.2%

* Average passenger fare and passenger revenue yield per RPM have been restated for comparison purposes to reflect the reclassifications related to the change in accounting principle.

     Operating expenses per ASM for the three and six months ended June 30, 2000 and 1999 are as follows (in cents except percent change):

                          Three months ended         Six months ended
                               June 30,                  June 30,
                                       Percent                    Percent
                        2000   1999    Change     2000    1999    Change
Salaries, wages, and
  benefits              2.38   2.39      (.4)     2.39    2.41      (.8)
Employee profitsharing
  and savings plans      .48    .46      4.3       .38     .39     (2.6)
Fuel and oil            1.34    .80     67.5      1.37     .74     85.1
Maintenance materials
  and repairs            .61    .66     (7.6)      .64     .69     (7.2)
Agency commissions       .28    .31     (9.7)      .27     .31    (12.9)
Aircraft rentals         .33    .39    (15.4)      .34     .39    (12.8)
Landing fees and other
  rentals                .44    .47     (6.4)      .45     .47     (4.3)
Depreciation             .46    .46        -       .47     .46      2.2
Other operating
  expenses              1.45   1.52     (4.6)     1.42    1.54     (7.8)
Total                   7.77   7.46      4.2      7.73    7.40      4.5




Material Changes in Results of Operations

Comparison of Three Months Ended June 30, 2000 to Three Months
Ended June 30, 1999

     Consolidated net income for the second quarter ended June 30, 2000 was $190.6 million, an increase of 20.8 percent compared to 1999. Diluted net income per share was $.36 compared to $.29 in 1999. Operating income for second quarter 2000 was $314.6 million, an increase of 23.7 percent compared to 1999.

     Second quarter 2000 consolidated operating revenues increased
19.7 percent primarily due to a 20.3 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's capacity growth coupled with an industry-wide strong demand for commercial air travel. The Company experienced an 11.4 percent increase in revenue passengers carried, a 15.7 percent increase in RPMs, and a 4.0 percent increase in passenger revenue yield per RPM (passenger yield). The increase in passenger yield is primarily due to an 8.0 percent increase in average passenger fare, partially offset by a 3.9 percent increase in average length of passenger haul.

      The increase in RPMs and a 13.9 percent increase in ASMs resulted in a load factor of 74.3 percent, or 1.2 points above second quarter 1999. The increase in ASMs resulted primarily from the net addition of 30 aircraft since second quarter 1999, which represents a 10.2 percent increase in the Company's fleet size. Thus far, load factors in July appear to be consistent with or better than those experienced in July 1999. Bookings for August and September are also good and we presently anticipate positive year over year unit revenue comparisons again in third quarter 2000. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

       Consolidated freight revenues increased 11.0 percent primarily due to an increase in capacity. Other revenues decreased 6.8 percent primarily due to a decrease in commercial charter revenue. The Company had less aircraft devoted to its charter business compared to 1999 due to the strong demand for
scheduled  passenger   service.

      Operating expenses per ASM increased 4.2 percent to $.0777, compared to $.0746 for second quarter 1999, primarily due to a significant increase in average jet fuel prices. The average fuel cost per gallon was 75.9 percent higher than second quarter 1999's average cost per gallon. Excluding fuel expense, operating expenses per ASM decreased 3.6 percent. As detailed below, the Company has hedged almost all of its anticipated fuel consumption for second half 2000 at prices well below market prices as of July 26, 2000. As a result, the Company expects lower average jet fuel cost per gallon in second half 2000 than it reported in first half 2000. Excluding fuel, the Company expects lower unit costs again in third quarter 2000 versus 1999. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing
materially from expected results.   Such  uncertainties include,
but may not be limited to, the largely unpredictable levels of jet fuel prices.)

      Salaries, wages, and benefits per ASM decreased slightly, as increases in productivity were partially offset by an increase in Employee benefit costs, primarily health care expense. Profitsharing and Employee savings plan expenses per ASM increased
4.3 percent, primarily due to the increase in earnings available for profitsharing.

      Fuel and oil expense per ASM increased 67.5 percent due to a
75.9 percent increase in the average jet fuel cost per gallon compared to 1999. The average price paid for jet fuel in second quarter 2000 was $.7802 per gallon compared to $.4436 in 1999, including the effects of hedging activities. The Company's second quarter 2000 and 1999 average jet fuel prices are net of approximately $3.1 million and $10.5 million in gains from hedging activities, respectively. As of July 26, 2000, the Company had crude oil and/or heating oil hedge positions in place for 2000 and 2001 as follows:

                                 Approximate     Average price   Approximate
                                  jet fuel         of hedge      percentage
                       Type        gallons        instruments    of expected
                     of hedge      hedged        (crude oil -    requirements
   Period           instrument   (millions)       per barrel)      hedged
Third Quarter 2000    swaps         131.3            $23.05          51%
                  options/other     112.3            $26.89          43%
                      Total         243.6                            94%
Fourth Quarter 2000   swaps         183.8            $22.47          70%
                  options/other      78.7            $23.25          30%
                      Total         262.5                           100%
First Quarter 2001    swaps         146.4            $22.27          56%
                  options/other      61.1            $25.00          24%
                      Total         207.5                            80%
Second Quarter 2001   swaps         162.3            $21.73          60%
                  options/other      54.2            $24.44          20%
                      Total         216.5                            80%
Third Quarter 2001    swaps         142.8            $21.64          50%
                  options/other      86.1            $22.15          30%
                      Total         228.9                            80%
Fourth Quarter 2001   swaps         146.6            $21.85          51%
                  options/other      84.0            $20.00          29%
                      Total         230.6                            80%

      As of July 26, 2000, the unrealized gains from these hedging activities were $22.9 million and $26.0 million for third and fourth quarter 2000, respectively. Despite these hedge positions, the Company is expecting higher average net jet fuel cost per gallon for third quarter 2000 compared to third quarter 1999. The Company's fuel hedging strategy could result in the Company not fully benefiting from lower jet fuel prices related to crude oil price declines below prices implicit in the hedge instruments. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

      Maintenance materials and repairs per ASM decreased 7.6 percent primarily due to a decrease in the amount of outsourced routine heavy maintenance. The number of airframe inspections and repairs was unusually high in 1999. Due to the heavy volume of work required in 1999, the Company did not have sufficient internal resources to perform the necessary checks and repairs. Consequently, a large portion of this type of maintenance was outsourced. In 2000, the number of scheduled airframe inspections and repairs has decreased enabling the Company to perform the majority of the work internally; thus, the majority of the labor costs related to these inspections and repairs are reflected in salaries and wages. The Company also had a decrease in engine maintenance related to its 737-200 aircraft fleet as 1999 was also an unusually high period for engine maintenance on these aircraft; however, this decrease was offset by increases in several other miscellaneous maintenance expenses.

      Agency commissions per ASM decreased 9.7 percent, primarily due to an increase in direct sales. In second quarter 2000, approximately 30 percent of the Company's revenues were attributable to direct bookings through the Company's Internet site compared to approximately 16 percent in the same prior year period. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from
34.1 percent in 1999 to 29.2 percent in 2000.

      Aircraft rentals per ASM decreased 15.4 percent due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM decreased 6.4 percent primarily as a result of a decrease in gross landing fees per ASM of 7.6 percent (excluding landing fee adjustments from prior periods), partially offset by a slight increase in other rentals. Although gross landing fees declined on a per ASM basis, they were basically flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per trip flown.

      Other operating expenses per ASM decreased 4.6 percent due primarily due to Company-wide cost reduction efforts in areas such as supplies, optional training, communication costs, etc., which were in response to high fuel costs.

     Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased approximately 31.2 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 24.2 percent primarily as a result of lower 2000 progress payment balances for scheduled future aircraft deliveries compared to 1999 and lower
interest  rates.   Interest income  increased  53.7 percent
primarily due to  higher  invested cash balances.


Comparison of Six Months Ended June 30, 2000 to Six Months Ended
June 30, 1999

      Consolidated net income before the cumulative effect of change in accounting principle for the six months ended June 30, 2000 was $286.3 million ($.54 per share, diluted), an increase of
12.9 percent compared to 1999. The cumulative effect of change in accounting principle for 2000 was $22.1 million, net of taxes of $14.0 million (see Note 6 to the unaudited Condensed Consolidated Financial Statements). Net income, after the cumulative change in accounting principle, for 2000 was $264.1 million. Diluted net income per share, after consideration of the accounting change, was $.50 compared to $.47 in 1999. Operating income was $470.0 million, an increase of 11.6 percent compared to 1999.

       Consolidated operating revenues increased 17.7 percent primarily due to an 18.3 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's capacity growth coupled with an industry-wide strong demand for commercial air travel. The Company experienced an 11.3 percent increase in revenue passengers carried, a 16.5 percent increase in RPMs, and a 1.5 percent increase in passenger revenue yield per RPM (passenger yield). The increase in passenger yield is primarily due to a 6.2 percent increase in average passenger fare, partially offset by a 4.8 percent increase in average length of passenger haul.

     The increase in RPMs exceeded a 14.0 percent increase in ASMs resulting in a load factor of 70.6 percent, or 1.5 points above the same prior year period. The increase in ASMs resulted primarily from the net addition of 30 aircraft since second quarter 1999, which represents a 10.2 percent increase in the Company's fleet size.

     Consolidated freight revenues increased 9.5 percent primarily due to an increase in capacity. Other revenues decreased 4.8 percent primarily due to a decrease in commercial charter revenue. The Company had less aircraft devoted to its charter business compared to 1999 primarily due to the strong demand for scheduled passenger service.

      Operating expenses per ASM increased 4.5 percent to $.0773, compared to $.0740 for 1999, primarily due to a significant increase in average jet fuel prices. The average fuel cost per gallon was almost double 1999's average cost per gallon. Excluding fuel expense, operating expenses per ASM decreased 4.4 percent.

      Salaries, wages, and benefits per ASM decreased slightly, as increases in productivity were partially offset by an increase in Employee benefit costs, primarily health care and workers' compensation expenses. Profitsharing and Employee savings plan expenses per ASM decreased slightly, primarily as a result of the Company's capacity increasing faster than the increase in earnings available for profitsharing.

      Fuel and oil expense per ASM increased 85.1 percent due to a
90.7 percent increase in the average jet fuel cost per gallon compared to 1999. The average price paid for jet fuel in 2000 was $.7995 per gallon compared to $.4192 in 1999, including the effects of hedging activities. The Company's 2000 and 1999 average jet fuel prices are net of approximately $6.3 million and $7.7 million in gains from hedging activities, respectively. See comparison of second quarter 2000 to second quarter 1999 for a schedule of the Company's fuel hedging positions for the remainder of 2000 and 2001.

      Maintenance materials and repairs per ASM decreased 7.2 percent primarily because of a decrease in engine maintenance related to the Company's 737-200 aircraft fleet. The engines on these aircraft are not covered by the Company's maintenance contract with General Electric Engine Services, Inc.; therefore, repairs are expensed on a time and materials basis.

      Agency commissions per ASM decreased 12.9 percent, primarily due to an increase in direct sales. More than 28 percent of the Company's 2000 revenues were attributable to direct bookings through the Company's Internet site compared to less than 16 percent in the same prior year period. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 35.8 percent in 1999 to 30.0 percent in 2000.

      Aircraft rentals per ASM decreased 12.8 percent due to a lower percentage of the aircraft fleet being leased.

      Landing fees and other rentals per ASM decreased 4.3 percent primarily as a result of a decrease in gross landing fees per ASM of 6.7 percent (excluding landing fee adjustments from prior periods), partially offset by a slight increase in other rentals. Although gross landing fees declined on a per ASM basis, they were basically flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per trip flown.

      Depreciation expense per ASM increased 2.2 percent primarily due to a higher percentage of owned aircraft. Of the 36 aircraft added to the Company's fleet over the past twelve months, 35 have been purchased. This, combined with the retirement of 6 leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease from 66 percent at June 30, 1999 to 71 percent at June 30, 2000.

      Other operating expenses per ASM decreased 7.8 percent primarily due to Company-wide cost reduction efforts in areas such as supplies, advertising, optional training, communication costs, etc., which were in response to high fuel costs.

     Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased 29.9 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 13.6 percent primarily as a result
of  lower  interest rates.   Interest  income increased  38.7
percent primarily due to higher invested cash balances. Other losses in the first half of 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects.

Liquidity and Capital Resources

      Net cash provided by operating activities was $811.5 million for the six months ended June 30, 2000 and $1,140.1 million for the 12 months then ended. Also, during fourth quarter 1999, additional funds of $256 million were generated through the issuance of floating rate long-term debt from two separate financing transactions. Cash generated for the 12 months ended June 30, 2000 was primarily used to finance aircraft-related capital expenditures, provide working capital, and to repurchase approximately $198.1 million of the Company's outstanding common stock. The Company began this repurchase program during third quarter 1999. Through June 30, 2000, the program resulted in the repurchase of approximately 12.2 million shares at an average cost of $16.27 per share.

      During the 12 months ended June 30, 2000, net capital expenditures were $1,095.1 million, which primarily related to the purchase of 32 new 737-700 aircraft, one used 737-700 aircraft, two used 737-300 aircraft, and progress payments for future aircraft deliveries.

           The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. During the second quarter 2000, the Company announced a new aircraft order with Boeing that could result in the future purchase of up to 290 new Next-Generation 737 aircraft for delivery between 2002 and 2012. The order includes commitments for 94 firm deliveries, 25 options, and up to 171 purchase rights for Next-Generation 737 aircraft. This new order is in addition to the Company's existing orders from Boeing. In total, as of June 30, 2000, 21 737-700s are scheduled for delivery in the remainder of 2000, 21 in 2001, 31 in 2002, 13 in 2003, 29 in 2004, and 52 during the period 2005 to 2007. In addition, the Company has options to purchase up to 87 737-700s during 2003-2008 and purchase rights for up to 217 additional aircraft during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2001. Aggregate funding needed for fixed commitments at June 30, 2000 was approximately $4,777 million due as follows: $555 million in 2000; $749 million in 2001; $912 million in 2002; $472 million in 2003; $641 million in 2004; and $1,448 million thereafter.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2000 of $636.7 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at June 30, 2000). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing during 2000 and 2001.

      The Company began new service to Albany, New York, on May 7, 2000, with daily nonstop service to Baltimore/Washington, Las Vegas, and Orlando.

      The Company recently announced new service to Buffalo, New York, beginning October 8, 2000, with daily nonstop service to Baltimore/Washington, Las Vegas, Phoenix, and Orlando.



Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



                    PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in which the IRS proposed to defer deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. It is expected that the Tax Court's decision will not be entered for several years. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial position and results of operations of the Company.


Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 17, 2000. The following matters were voted on at the meeting:

          (i) The following nominees were elected to the Company's Directors to hold office for a term expiring in 2003. Herbert D. Kelleher: 432,462,325 shares voted for; and 2,796,137 shares withheld. June M. Morris: 432,796,488 shares voted for; and 3,461,974 shares withheld.

          (ii) A shareholder proposal related to the Shareholder
          right  to  vote  on   Poison   Pills   was   considered.
          206,291,771  shares  were  voted  for  the   proposal;
          129,656,202 shares were voted against the proposal; 4,500,110 shares abstained from voting.

          (iii) A  shareholder floor proposal related to  the
          corporate  governance practices  was  defeated.   0
          shares were voted for the proposal, 435,258,462 shares were voted against the proposal; and 0 shares abstained from voting.


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (1)       Bylaws  of  Southwest,  as  amended
                         through May 2000
               (27)      Financial Data Schedule


          b)   Reports on Form 8-K

                         None


























                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHWEST AIRLINES CO.





August 2, 2000                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)