Form 10-Q
period 2000-09-30
SOUTHWEST AIRLINES CO
filed 2000-11-02
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

				FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2000     OR

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

	Number of shares of Common Stock outstanding as of the close of business on October 26, 2000:

 				  501,851,494


				SOUTHWEST AIRLINES CO.
					FORM 10-Q
			  Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


				Southwest Airlines Co.
		    CONDENSED CONSOLIDATED BALANCE SHEETS
				   (in thousands)
				    (unaudited)

                                    September 30, 2000   December 31, 1999
ASSETS
Current assets:
  Cash and cash equivalents          $       580,608      $       418,819
  Accounts receivable                        121,049               73,448
  Inventories of parts and supplies           82,053               65,152
  Deferred income taxes                       21,831               20,929
  Prepaid expenses and other current
    assets                                    54,331               52,657
    Total current assets                     859,872              631,005

Property and equipment:
  Flight equipment                         6,465,137            5,768,506
  Ground property and equipment              768,989              742,230
  Deposits on flight equipment
    purchase contracts                       401,795              338,229
                                           7,635,921            6,848,965
  Less allowance for depreciation          2,067,430            1,840,799
                                           5,568,491            5,008,166
Other assets                                  19,294               12,942
                                     $     6,447,657      $     5,652,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $       213,065      $       156,755
  Accrued liabilities                        543,088              538,896
  Air traffic liability                      478,566              256,942
  Income taxes payable                        40,526                    -
  Current maturities of long-term
    debt                                     108,655                7,873
    Total current liabilities              1,383,900              960,466

Long-term debt less current
  maturities                                 762,612              871,717
Deferred income taxes                        802,213              692,342
Deferred gains from sale and
  leaseback of aircraft	                     211,317              222,700
Other deferred liabilities                    77,095               69,100
Stockholders' equity:
  Common stock                               507,897              505,005
  Capital in excess of par value              42,103               35,436
  Retained earnings                        2,781,941            2,385,854
  Treasury stock, at cost                   (121,421)             (90,507)
    Total stockholders' equity             3,210,520            2,835,788
                                     $     6,447,657      $     5,652,113
See accompanying notes.




                              Southwest Airlines Co.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                            Three months ended           Nine months ended
                                Sept. 30,                    Sept. 30,
                            2000         1999            2000         1999
OPERATING REVENUES:
  Passenger	       $  1,429,838  $  1,189,470   $  4,045,681   $  3,401,111
  Freight                    27,925        25,273         82,959        75,552
  Other                      21,071        20,423         53,516        54,506
    Total operating
      revenues            1,478,834     1,235,166      4,182,156     3,531,169

OPERATING EXPENSES:
  Salaries, wages, and
    benefits                436,776       375,524      1,240,512     1,088,109
  Fuel and oil              194,531       142,624        589,210       331,274
  Maintenance materials
    and repairs              99,442       100,037        283,318       274,673
  Agency commissions         41,525        39,222        120,051       118,504
  Aircraft rentals           49,609        49,835        147,979       149,539
  Landing fees and other
   rentals                   69,421        62,547        199,422       181,238
  Depreciation               71,511        63,808        206,732       180,136
  Other operating expenses  215,910       195,106        624,857       580,285
    Total operating
      expenses            1,178,725     1,028,703      3,412,081     2,903,758

OPERATING INCOME            300,109       206,463        770,075       627,411

OTHER EXPENSES (INCOME):
  Interest expense           17,464        13,254         52,129        39,936
  Capitalized interest       (7,030)       (8,337)       (20,936)      (24,430)
  Interest income	    (11,609)       (6,465)        (28,769)      (18,838)
  Other (gains) losses, net     211            62           (260)       10,094
    Total other expenses
	(income)               (964)       (1,486)          2,164         6,762

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                 301,073       207,949        767,911       620,649
PROVISION FOR INCOME TAXES  116,775        80,971        297,348       240,067
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE      184,298       126,978        470,563       380,582
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE
  (net of income taxes of
   $14.0 million)                 -             -         22,131             -
NET INCOME               $  184,298    $  126,978     $  448,432    $  380,582

NET INCOME PER SHARE,
  BASIC BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE        $ .37         $ .25          $ .94         $ .76
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -             -            .04             -
NET INCOME PER SHARE, BASIC   $ .37         $ .25          $ .90         $ .76

NET INCOME PER SHARE,
  DILUTED BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE        $ .35         $ .24          $ .89         $ .71
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -             -            .04             -
NET INCOME PER SHARE, DILUTED $ .35         $ .24          $ .85         $ .71

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                     499,099       504,214        497,855       502,978
  Diluted                   531,032       535,772        528,705       536,929
See accompanying notes.


                            Southwest Airlines Co.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                               Nine months ended
                                                   Sept. 30,
                                              2000           1999
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $  1,043,134   $    782,468

INVESTING ACTIVITIES:
  Net purchases of property and
    equipment                                (799,507)      (902,441)

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations	               (8,618)       (11,278)
  Payments of cash dividends                  (10,978)       (10,842)
  Proceeds from Employee stock plans           46,431         30,695
  Repurchases of common stock	             (108,673)          (425)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                        (81,838)         8,150

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        161,789       (111,823)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         418,819        378,511

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $    580,608   $    266,688

CASH PAYMENTS FOR:
  Interest, net of amount
    capitalized                          $     32,414   $     22,735
  Income taxes                           $    113,782   $    103,627
See accompanying notes.


                       SOUTHWEST AIRLINES CO.
         Notes to Condensed Consolidated Financial Statements
                            (unaudited)


 	1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 2000 and 1999 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 1999.

	2. Dividends - During the three month periods ended September 30, 2000, June 30, 2000, and March 31, 2000, dividends of $.0055 per share were declared on the 499.6 million, 497.7 million, and 497.1 million shares of common stock then outstanding, respectively.
During the three month periods ended September 30, 1999 and June 30, 1999, dividends of $.0055 per share were declared on the 504.1 million and 503.6 million shares of common stock then outstanding, respectively. During the three month period ended March 31, 1999, dividends of $.005 per share were declared on the 501.9 million shares of common stock then outstanding.

	3. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Most notably, this includes the reclassification of $14.7 million and $46.9 million for the three months and nine months ended September 30, 1999, respectively, of "Other revenue" to "Passenger revenue" as a result of the change in accounting principle effective January 1, 2000. See Note 5 for further information.

	4. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                           Three months ended 		Nine months ended
                                Sept 30,                   Sept 30,
                            2000       1999            2000       1999
NUMERATOR:
  Net income before
   cumulative effect of
   change in accounting
   principle            $ 184,298   $ 126,978      $ 470,563   $ 380,582
  Cumulative effect of
   change in accounting
   principle                    -           -         22,131           -
  Net income available
   to common
   stockholders         $ 184,298   $ 126,978      $ 448,432   $ 380,582
DENOMINATOR:
  Weighted-average
   shares outstanding,
   basic                  499,099     504,214        497,855     502,978
  Dilutive effect of
   Employee stock
   options                 31,933      31,558         30,850      33,951
  Adjusted weighted-
   average shares
   outstanding, diluted   531,032     535,772        528,705     536,929
NET INCOME PER SHARE:
  Basic, before cumulative
   effect of change in
   accounting principle     $ .37       $ .25          $ .94       $ .76
  Cumulative effect of
   change in accounting
   principle                    -           -            .04           -
  Basic                     $ .37       $ .25          $ .90       $ .76

  Diluted, before
   cumulative effect of
   change in accounting
   principle                $ .35       $ .24          $ .89       $ .71
  Cumulative effect of
   change in accounting
   principle                    -           -            .04           -
  Diluted                   $ .35       $ .24          $ .85       $ .71

	5. Accounting Change - Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards are earned and flown. Due to this change, the Company recorded a cumulative adjustment in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.04 per share, basic and diluted. The third quarter 2000 impact of adopting SAB 101 was to reduce net income by $1.8 million. Excluding the impact of the change, basic and diluted net income per share for third quarter 2000 would have been $.37 and $.35, respectively. The Company also reclassified for comparison purposes the revenue reported in prior periods related to the sale of flight segment credits from "Other revenue" to "Passenger revenue."

	6. Recently issued accounting standards - In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. In 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 by one year. In June 2000, the FASB issued SFAS 138, which further amended SFAS 133. SFAS 133 is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recorded in other comprehensive income until the hedged item is recorded in earnings. The ineffective portion of a derivative's change in fair value will be immediately recorded in earnings.
	The Company currently believes it will have all appropriate documentation in place as required by SFAS 133 and will be ready to complete the transition to SFAS 133 on January 1, 2001. The Company currently intends to account for its fuel hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of September 30, 2000, the Company has estimated the fair value of its off-balance sheet fuel hedge derivative instruments for periods subsequent to January 1, 2001 to be approximately $140 million.
Under SFAS 133, this amount would have to be recorded as an asset on the Company's balance sheet. The Company believes the majority of the offset to this balance sheet adjustment would be an increase to other comprehensive income, a component of stockholders equity. Any difference between these amounts would be recorded as a cumulative effect of accounting adjustment on the Company's statement of income. The cumulative effect adjustment would represent any ineffectiveness from the Company's hedge positions, including items such as changes in time value that can be excluded in tests of effectiveness. The Company believes, upon the adoption of SFAS 133, more volatility may be incurred in its financial statements than in the past.




Item 2.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition

Comparative Consolidated Operating Statistics

	Relevant operating statistics for the three and nine months ended September 30, 2000 and 1999 are as follows:

                        Three months ended             Nine months ended
                             Sept. 30,                     Sept. 30,
                   2000        1999 *    Change     2000     1999 *     Change
Revenue passengers
  carried        16,500,662  14,932,022  10.5%   47,391,379  42,682,403 11.0%
Revenue passenger
  miles (RPMs)
  (000s)         10,968,076   9,611,325  14.1%   31,376,044  27,128,823 15.7%
Available seat
  miles (ASMs)
  (000s)         15,310,348  13,620,008  12.4%   44,209,075  38,960,801 13.5%
Load factor            71.6%       70.6%  1.0pts.      71.0%       69.6% 1.4pts.
Average length of
  passenger haul
  (miles)               665         644   3.3%          662         636  4.1%
Trips flown         229,710     216,761   6.0%      671,968     629,336  6.8%
Average passenger
  fare               $86.65      $79.66   8.8%       $85.37      $79.68  7.1%
Passenger revenue
  yield per RPM
  (cents)             13.04       12.38   5.3%        12.89       12.54  2.8%
Operating revenue
  yield per ASM
  (cents)              9.66        9.07   6.5%         9.46        9.06  4.4%
Operating expenses
  per ASM (cents)      7.70        7.55   2.0%         7.72        7.45  3.6%
Operating expenses
  per ASM, excluding
  fuel (cents)         6.43        6.51  (1.2)%        6.39        6.60 (3.2)%
Fuel costs per gallon,
  excluding fuel taxes
  (cents)             74.12       58.36  27.0%        77.93       47.72 63.3%
Number of Employees
  at period-end      28,321      27,164   4.3%       28,321      27,164  4.3%
Size of fleet at
  period-end            334         306   9.2%          334         306  9.2%
*  Average passenger fare and passenger revenue yield per RPM have been restated for comparison purposes to reflect the reclassifications related to the change in accounting principle.

	Operating expenses per ASM for the three and nine months ended September 30, 2000 and 1999 are as follows (in cents except percent change):

                         Three months ended 		 Nine months ended
                              Sept. 30,                     Sept. 30,
                                       Percent                       Percent
                      2000     1999    Change        2000    1999    Change
Salaries, wages,
  and benefits        2.40     2.38       .8         2.40    2.40         -
Employee profit-
  sharing and
  savings plans        .45      .38     18.4          .41     .40       2.5
Fuel and oil          1.27     1.05     21.0         1.33     .85      56.5
Maintenance materials
  and repairs          .65      .73    (11.0)         .64     .70      (8.6)
Agency commissions     .27      .29     (6.9)         .27     .30     (10.0)
Aircraft rentals       .32      .37    (13.5)         .33     .38     (13.2)
Landing fees and
  other rentals        .45      .46     (2.2)         .45     .47      (4.3)
Depreciation           .47      .47        -          .47     .46       2.2
Other operating
  expenses            1.42     1.42        -         1.42    1.49      (4.7)
Total                 7.70     7.55      2.0         7.72    7.45       3.6

Material Changes in Results of Operations

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

	Consolidated net income for the third quarter ended September 30, 2000 was $184.3 million, an increase of 45.1 percent compared to 1999. Diluted net income per share was $.35 compared to $.24 in 1999. Operating income for third quarter 2000 was $300.1 million, an increase of 45.4 percent compared to 1999.

	Third quarter 2000 consolidated operating revenues increased
19.7 percent primarily due to a 20.2 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, strong demand for commercial air travel, and excellent revenue management. The Company also benefited due to operational difficulties experienced by several airline competitors. Although the Company cannot precisely quantify this benefit, we believe the basic demand for our low fare service remained strong for third quarter 2000. The Company experienced a
10.5 percent increase in revenue passengers carried, a 14.1 percent increase in RPMs, and a 5.3 percent increase in passenger revenue yield per RPM (passenger yield). The increase in passenger yield is primarily due to an 8.8 percent increase in average passenger fare, partially offset by a 3.3 percent increase in average length of passenger haul.

	The increase in RPMs exceeded the 12.4 percent increase in ASMs resulting in a load factor of 71.6 percent, or 1.0 points above third quarter 1999. The increase in ASMs resulted primarily from the net addition of 28 aircraft since third quarter 1999, which represents a 9.2 percent increase in the Company's fleet size. Thus far, load factors in October have exceeded those experienced in October 1999. Bookings for November and December are also good and we presently anticipate positive year over year unit revenue comparisons again in fourth quarter 2000. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

	Consolidated freight revenues increased 10.5 percent primarily due to an increase in capacity. Other revenues, which consist primarily of charter revenues, increased 3.2 percent. This increase was less than the Company's increase in capacity primarily due to the Company's decision to use more of its aircraft to satisfy the strong demand for scheduled service and, therefore, make fewer aircraft available for charters.

	Operating expenses per ASM increased 2.0 percent to $.0770, compared to $.0755 for third quarter 1999, primarily due to an increase in average jet fuel prices. The average fuel cost per gallon was 27.0 percent higher than third quarter 1999's average cost per gallon. Excluding fuel expense, operating expenses per ASM decreased
1.2 percent. As detailed below, the Company has hedges in place for all of its anticipated fuel consumption in fourth quarter 2000 at prices well below market prices as of October 25, 2000. Including estimated hedging gains and taking into account current market prices, we are forecasting our fourth quarter 2000 average fuel cost to be in the $.80 range per gallon, which would exceed fourth quarter 1999's average cost of $.67 per gallon. Excluding fuel, the Company expects slightly lower unit costs in fourth quarter 2000 versus 1999. (The immediately preceding two sentences are forward-looking statements which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices and the Company's ability to control its non-fuel costs.)

	Salaries, wages, and benefits per ASM increased slightly as an increase in average wage rates was partially offset by an increase in productivity in several of the Company's operational areas.
Profitsharing and Employee savings plan expenses per ASM increased
18.4 percent, primarily due to the increase in Company earnings available for profitsharing.

	Fuel and oil expense per ASM increased 21.0 percent due to a
27.0 percent increase in the average jet fuel cost per gallon compared to 1999. The average price paid for jet fuel in third quarter 2000 was $.7412 per gallon compared to $.5836 in 1999, including the effects of hedging activities. The Company's third quarter 2000 and 1999 average jet fuel prices are net of approximately $43.1 million and $2.5 million in gains from hedging activities, respectively. As of October 25, 2000, the Company had crude oil and/or heating oil hedge positions in place for 2000 and 2001 as follows:

                    Type      Average underlying       Approximate percentage
                  of hedge    price of crude oil       of expected jet fuel
Period           instrument   hedge (per barrel)       requirements hedged
Fourth Quarter     swaps            $22.47                     70%
  2000         options/other        $23.25                     30%
                   Total                                      100%
First Quarter      swaps            $22.27                     56%
  2001         options/other        $25.00                     24%
                   Total                                       80%
Second Quarter     swaps            $21.73                     60%
  2001         options/other        $24.44                     20%
                   Total                                       80%
Third Quarter      swaps            $21.64                     50%
  2001         options/other        $22.15                     30%
                   Total                                       80%
Fourth Quarter     swaps            $21.85                     51%
  2001         options/other        $20.00                     29%
                   Total                                       80%

	As of October 25, 2000, the unrealized gains from these hedging activities were $64.6 million for fourth quarter 2000 and approximately $133.4 million for all of 2001. The majority of the Company's crude oil hedge positions in the above table have been converted to heating oil hedges. Heating oil prices have historically correlated more closely with jet fuel prices than has the price of crude oil. Despite these hedge positions, the Company is expecting higher average net jet fuel cost per gallon for fourth quarter 2000 compared to fourth quarter 1999. The Company's fuel hedging strategy could result in the Company not fully benefiting from lower jet fuel prices should crude oil and/or heating oil prices decline below prices implicit in the hedge instruments. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

	Maintenance materials and repairs per ASM decreased 11.0 percent primarily due to a decrease in engine maintenance related to its 737-200 aircraft fleet, as 1999 was an unusually high period for engine maintenance on these aircraft. The engines on these aircraft are not covered by the Company's "power-by-the-hour" maintenance contract with General Electric Engine Services, Inc.; therefore, repairs are expensed on a time and materials basis. These engine repairs represented approximately 59 percent of the total decrease, while a decrease in airframe inspections and repairs per ASM represented approximately 16 percent of the total decrease. The Company also expects maintenance materials and repairs expense per ASM to be lower in fourth quarter 2000 than the comparable 1999 period due to a decrease in scheduled engine maintenance on 737-200 aircraft, although not as much of a decrease as third quarter 2000. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to any unanticipated required aircraft airframe or engine repairs.)

	Agency commissions per ASM decreased 6.9 percent, primarily due to an increase in direct sales. In third quarter 2000, approximately 30 percent of the Company's revenues were attributable to direct bookings through the Company's Internet site compared to approximately 20 percent in the same prior year period. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 33.0 percent in 1999 to 29.0 percent in 2000.

	Aircraft rentals per ASM decreased 13.5 percent due to a lower percentage of the aircraft fleet being leased.

	Landing fees and other rentals per ASM decreased 2.2 percent primarily as a result of a decrease in landing fees per ASM of 6.5 percent, partially offset by a slight increase in other rentals. Although landing fees declined on a per ASM basis, they were basically flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per aircraft trip flown.

	Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased approximately 31.8 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 15.7 percent primarily as a result of lower 2000 progress payment balances for scheduled future aircraft deliveries compared to 1999 and lower interest rates. Interest income increased 79.6 percent primarily due to higher invested cash balances.


Comparison of Nine Months Ended September 30, 2000 to Nine Months
Ended September 30, 1999

	Consolidated net income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2000 was $470.6 million ($.89 per share, diluted), an increase of 23.6 percent compared to 1999. The cumulative effect of change in accounting principle for 2000 was $22.1 million, net of taxes of $14.0 million (see Note 5 to the unaudited Condensed Consolidated Financial Statements). Net income, after the cumulative change in accounting principle, for 2000 was $448.4 million. Diluted net income per share, after consideration of the accounting change, was $.85 compared to $.71 in 1999. Operating income was $770.1 million, an increase of 22.7 percent compared to 1999.

	Consolidated operating revenues increased 18.4 percent primarily due to a 19.0 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, strong demand for commercial air travel, and excellent revenue management. The Company experienced an 11.0 percent increase in revenue passengers carried, a 15.7 percent increase in RPMs, and a 2.8 percent increase in passenger revenue yield per RPM (passenger yield). The increase in passenger yield is primarily due to a 7.1 percent increase in average passenger fare, partially offset by a 4.1 percent increase in average length of passenger haul.

	The increase in RPMs exceeded a 13.5 percent increase in ASMs resulting in a load factor of 71.0 percent, or 1.4 points above the same prior year period. The increase in ASMs resulted primarily from the net addition of 28 aircraft since third quarter 1999, which represents a 9.2 percent increase in the Company's fleet size.

	Consolidated freight revenues increased 9.8 percent primarily due to an increase in capacity. Other revenues decreased 1.8 percent primarily due to a decrease in commercial charter revenue. The Company had less aircraft devoted to its charter business compared to 1999 due to the strong demand for scheduled passenger service.

	Operating expenses per ASM increased 3.6 percent to $.0772, compared to $.0745 for 1999, primarily due to a significant increase in average jet fuel prices. The average fuel cost per gallon was 63.3 percent higher than the same 1999 period. Excluding fuel expense, operating expenses per ASM decreased 3.2 percent.

	Salaries, wages, and benefits per ASM were flat, as increases in productivity were offset by increases in average wage rates and in Employee benefit costs, primarily health care and workers' compensation expenses. Profitsharing and Employee savings plan expenses per ASM increased primarily due to the increase in Company earnings available for profitsharing.

	Fuel and oil expense per ASM increased 56.5 percent due to a
63.3 percent increase in the average jet fuel cost per gallon compared to 1999. The average price paid for jet fuel in 2000 was $.7793 per gallon compared to $.4772 in 1999, including the effects of hedging activities. The Company's 2000 and 1999 average jet fuel prices are net of approximately $49.4 million and $10.2 million in gains from hedging activities, respectively. See comparison of third quarter 2000 to third quarter 1999 for a schedule of the Company's fuel hedging positions for the remainder of 2000 and for 2001.

	Maintenance materials and repairs per ASM decreased 8.6 percent primarily because of a decrease in engine maintenance related to the Company's 737-200 aircraft fleet as 1999 was an unusually high period for engine maintenance on these aircraft. The engines on these aircraft are not covered by the Company's "power-by-the-hour" maintenance contract with General Electric Engine Services, Inc.; therefore, repairs are expensed on a time and materials basis. These engine repairs represented approximately 63 percent of the total decrease, while a decrease in airframe inspections and repairs per ASM represented approximately 34 percent of the total decrease.

	Agency commissions per ASM decreased 10.0 percent, primarily due to an increase in direct sales. More than 29 percent of the Company's 2000 revenues were attributable to direct bookings through the Company's Internet site compared to approximately 17 percent in the same prior year period. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 34.8 percent in 1999 to 29.7 percent in 2000.

	Aircraft rentals per ASM decreased 13.2 percent due to a lower percentage of the aircraft fleet being leased.

	Landing fees and other rentals per ASM decreased 4.3 percent primarily as a result of a decrease in landing fees per ASM of 6.7 percent, partially offset by a slight increase in other rentals. Although landing fees declined on a per ASM basis, they were basically flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per aircraft trip flown.

	Depreciation expense per ASM increased 2.2 percent primarily due to a higher percentage of owned aircraft. Of the 35 aircraft added to the Company's fleet over the past twelve months, 34 have been purchased. This, combined with the retirement of 7 leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease from 67 percent at September 30, 1999 to 72 percent at September 30, 2000.

	Other operating expenses per ASM decreased 4.7 percent primarily due to Company-wide cost reduction efforts in areas such as supplies, advertising, optional training, communication costs, etc.

	Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased 30.5 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 14.3 percent primarily as a result of lower 2000 progress payment balances for scheduled future aircraft deliveries compared to 1999 and lower interest rates. Interest income increased 52.7 percent primarily due to higher invested cash balances. Other losses in 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects.

Liquidity and Capital Resources

	Net cash provided by operating activities was $1,043.1 million for the nine months ended September 30, 2000 and $1,262.4 million for the 12 months then ended. Also, during fourth quarter 1999, additional funds of $256 million were generated through the issuance of floating rate long-term debt from two separate financing transactions. Cash generated for the 12 months ended September 30, 2000 was primarily used to finance aircraft-related capital expenditures, provide working capital, and to repurchase approximately $199.2 million of the Company's outstanding common stock. The Company began this repurchase program during third quarter 1999. Through September 30, 2000, the program resulted in the repurchase of approximately 12.2 million shares at an average cost of $16.28 per share.

	During the 12 months ended September 30, 2000, net capital expenditures were $1,064.9 million, which primarily related to the purchase of 31 new 737-700 aircraft, one used 737-700 aircraft, two used 737-300 aircraft, and progress payments for future aircraft deliveries.

	The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of September 30, 2000, 10 737-700s are scheduled for delivery in the remainder of 2000, 21 in 2001, 31 in 2002, 13 in 2003, 29 in 2004, and 52 during the period 2005 to
2007. In addition, the Company has options to purchase up to 87 737-700s during 2003-2008 and purchase rights for up to 217 additional aircraft during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2001. Aggregate funding needed for fixed commitments at September 30, 2000 was approximately $4,488 million due as follows: $266 million in 2000; $749 million in 2001; $912 million in 2002; $472 million in 2003; $641 million in 2004; and $1,448 million thereafter.

	The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2000 of $580.6 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at September 30, 2000). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

	The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing and general corporate purposes during 2000 and 2001.

	The Company began new service to Buffalo, New York, on October 8, 2000, with daily nonstop service to Baltimore/Washington, Las
Vegas, Phoenix, and Orlando.

	The Company recently announced new service to West Palm Beach, Florida, beginning January 21, 2001, with daily nonstop service to Baltimore/Washington, Nashville, Tampa Bay, and Orlando.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

	See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



PART II. OTHER INFORMATION


Item 1.	Legal Proceedings

The Company received a notice of deficiency from the Internal Revenue Service (IRS) in which it proposed to defer deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. In defense of the notice of deficiency, the Company filed a petition in the United
States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. The notice of deficiency received by the Company stemmed from an industry-wide challenge by the IRS of the long standing practice of currently expensing aircraft inspection and maintenance costs, and similar adjustments have been proposed by the IRS to the tax returns of numerous other members of the airline industry.
In response to this challenge, the Air Transport
Association of America, the airline industry's trade association, since late 1996 has been in discussions with the Treasury Department and the national office of the IRS regarding the issuance of published guidance confirming the industry's practice of expensing the subject inspection and maintenance costs. Approximately one month ago, counsel for the Company and the IRS jointly advised the Tax Court that the IRS expects to publish guidance favorable to the airline industry by early November 2000.
Following the publication of the guidance, counsel for the Company and the IRS will attempt to resolve the controversy without the necessity of further litigation.
Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial position and results of operations of the Company.


Item 2.	Changes in Securities and Use of Proceeds

		None


Item 3.	Defaults upon Senior Securities

		None


Item 4.	Submission of Matters to a Vote of Security Holders

		None


Item 5.	Other Information

		None


Item 6.	Exhibits and Reports on Form 8-K

		a)   Exhibits

                (10.1)		Supplemental Agreements No. 11, 12, 13 and
					14 to Purchase Agreement No. 1810, dated
					January 19, 1994 between the Boeing Company
					and Southwest
                  (27)		Financial Data Schedule


		b)	Reports on Form 8-K

			None


					SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                	SOUTHWEST AIRLINES CO.

November 2, 2000                   /s/ Gary C. Kelly
Date                              Gary C. Kelly
                                  Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)