Form 10-K
period 2000-12-31
SOUTHWEST AIRLINES CO
filed 2001-01-26
CIK 92380

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

       Aggregate market value of Common Stock held by nonaffiliates as of
                               January 12, 2001:

                                 $15,330,276,800

  Number of shares of Common Stock outstanding as of the close of business on
                               January 12, 2001:

                               505,028,269 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of
         Shareholders, May 16, 2001:                          PART III

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

      At yearend 2000, Southwest operated 344 Boeing 737 aircraft and provided service to 58 airports in 57 cities in 29 states throughout the United States. Southwest commenced service to Albany, New York and Buffalo, New York in May and October 2000, respectively, and to West Palm Beach, Florida in January 2001. Southwest will discontinue service to San Francisco International Airport in March 2001, relocating the 14 flights per day from that airport to Oakland and San Jose, California.

      Based on data for second quarter 2000 (the latest available data), Southwest Airlines is the 4th largest carrier in the United States based on domestic passengers boarded and the largest based on scheduled domestic departures.

      The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31).

FUEL

      The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel over the past five years was as follows:

                     COST              AVERAGE PRICE            PERCENT OF
   YEAR           (Millions)            PER GALLON          OPERATING EXPENSES
   ----           ----------           -------------        ------------------
   1996             $484.7                 $.65                   15.9%
   1997             $495.0                 $.62                   15.0%
   1998             $388.3                 $.46                   11.2%
   1999             $492.4                 $.53                   12.5%
   2000             $804.4                 $.79                   17.4%

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Southwest's fuel hedging activities.

REGULATION

      Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997 (commonly known as the "Wright Amendment"), as it affects Southwest's scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas if (a) "such air carrier does not offer or provide any through service or ticketing with another air carrier" and (b) "such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states." The Wright Amendment does not restrict flights operated with aircraft having 56 or fewer passenger seats. Southwest does not interline or offer joint fares with any other air carrier. The Wright Amendment does not restrict Southwest's intrastate Texas flights or its air service from points other than Love Field.

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

      The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Potential future regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that such environmental regulatory developments will have a material impact on the Company's capital expenditures or otherwise adversely effect its operations, operating costs, or competitive position. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company is undertaking voluntary investigation or remediation of soil or groundwater contamination at several airport sites. While the full extent of any contamination at such sites and the parties responsible for such contamination have not been determined, the Company does not believe that any environmental liability associated with such sites will have a material adverse effect on the Company's operations, costs, or profitability.

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

MARKETING AND COMPETITION

       Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in shorthaul markets with frequent, conveniently timed flights, and low fares. For example, Southwest's average aircraft trip length in 2000 was 492 miles with an average duration of approximately 1.5 hours. At yearend, Southwest served approximately 306 one-way nonstop city pairs.

      Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for shorthaul customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 77 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently-located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood and Long Island airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft is at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other airlines, nor have any commuter feeder relationships.

      Southwest employs a very simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

      In January 1995, Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print a paper ticket altogether. Southwest also entered into an arrangement with SABRE, the computer reservation system in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet's World Wide Web at http://www.southwest.com. At the end of 2000, approximately 80% of Southwest's

Customers chose the Ticketless travel option. In December 2000 approximately 39% of Southwest's passenger revenues came through its Internet site, which has become a vital part of the Company's distribution strategy.

      The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have greater financial resources, larger fleets, and wider name recognition. Several of the Company's larger competitors offer low-cost, shorthaul service in markets served by the Company, which represents a more direct threat in Southwest's market niche. Certain major United States airlines have established marketing alliances with each other, including Northwest Airlines/Continental Airlines, American Airlines/Alaska Airlines, and Continental Airlines/America West Airlines. During 2000, two of our competitors, UAL Corporation and USAirways, Inc., entered into a merger agreement and in January 2001, AMR Corp. announced a plan to purchase the assets of Trans World Airlines, along with certain assets of USAirways, Inc. If those acquisitions are concluded, competition in the airline industry could be significantly altered. Profit levels in the air transport industry are highly sensitive to changes in operating and capital costs and the extent to which competitors match an airline's fares and services. The profitability of a carrier in the airline industry is also impacted by general economic trends.

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

FREQUENT FLYER AWARDS

      Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a flight segment credit for each one-way trip flown or two credits for each round trip flown. Rapid Rewards Customers can also receive flight segment credits by using the services of non-airline partners, which include credit card partners, a telephone company, car rental agencies, hotels, and the Southwest Airlines First USA (R) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after the accumulation of 16 flight segment credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted after flying 50 roundtrips (or 100 one- way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

      Trips flown are valid for flight segment credits toward Award Tickets and Companion Passes for twelve months only; Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely and Award Tickets and Companion Passes are valid for one year with an automatic expiration date. "Black out" dates apply during peak holiday periods.

      The Company also sells flight segment credits to business partners including credit card companies, phone companies, hotels, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

      Customers redeemed approximately 1,571,000, 1,248,000 and 927,000 Award Tickets and flights on Companion Passes during 2000, 1999 and 1998 respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 4.9 percent in 2000, 4.3 percent in 1999 and 3.5 percent in 1998. The number of Award Tickets outstanding at December 31, 2000 and 1999 was approximately 985,000 and 846,000, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equal 75 percent or more of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2000 and 1999 was approximately 41,000 and 32,000, respectively. The Company currently estimates that 3 to 4 trips will be redeemed per outstanding Companion Pass. The Company's frequent flyer program has not had a material impact on its results of operations or financial condition.

      The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for flight segment credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. For flight segment credits sold to business partners prior to January 1, 2000 revenue was recognized when the credits were sold. Beginning January 1, 2000, revenue from the sale of flight segment credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2000 and 1999 was not material.

EMPLOYEES

      At December 31, 2000, Southwest had 29,274 active employees, consisting of 9,610 flight, 1,414 maintenance, 14,560 ground customer and fleet service and 3,690 management, accounting, marketing, and clerical personnel.

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
Customer Service and            International Association of            November 2002
Reservations                    Machinists and Aerospace
                                Workers, AFL-CIO

Flight Attendants               Transportation Workers of               May 2002
                                America, AFL-CIO ("TWU")

Ramp, Operations and            TWU                                     December 1999
Provisioning                                                          (in negotiations)

Pilots                          Southwest Airlines Pilots'              September 2004
                                Association

Flight Dispatchers              Southwest Airlines Employee             November 2009
                                Association

Aircraft Appearance             International Brotherhood of            February 2009
Technicians                     Teamsters ("Teamsters")

Stock Clerks                    Teamsters                               August 2008

Mechanics                       Teamsters                               August 2001

Flight Simulator Technicians    Teamsters                               November 2008

Flight/Ground School            Southwest Airlines Professional         December 2010
Instructors and Flight Crew     Instructors Association
Training Instructors

ITEM 2. PROPERTIES

AIRCRAFT

      Southwest operated a total of 344 Boeing 737 aircraft as of December 31, 2000, of which 94 and seven were under operating and capital leases, respectively. The remaining 243 aircraft were owned.

      Southwest was the launch customer for the Boeing 737-700 aircraft, one of the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 2000, Southwest had 92 Boeing 737-700 aircraft in service.

      In total, at December 31, 2000, the Company had firm orders and options to purchase Boeing 737 Aircraft as follows:

           FIRM ORDERS AND OPTIONS TO PURCHASE BOEING 737-700 AIRCRAFT

        DELIVERY YEAR        FIRM ORDERS        OPTIONS        ROLLING OPTIONS
        -------------        -----------        -------        ---------------

            2001                 25

            2002                 27

            2003                 13               13

            2004                 29               13

            2005                  5               18

            2006                 22               18

            2007                 25                                   20

          2008-2012                               25                 197

        TOTALS                  146               87                 217

      The Company currently intends to retire its fleet of 33 Boeing 737-200 aircraft over the next five years.

      The average age of the Company's fleet at December 31, 2000 was 8.2 years.

GROUND FACILITIES AND SERVICES

      Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field, which houses five 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2000, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

      The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

      The Company received a statutory notice of deficiency from the Internal Revenue Service (the "IRS") in which the IRS proposed to defer deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. In defense of the notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and that there is no deficiency in the Company's tax liability for the taxable years in issue. The notice of deficiency received by the Company stemmed from an industry-wide challenge by the IRS of the long standing practice of currently expensing aircraft inspection and maintenance costs, and similar adjustments have been proposed by the IRS to the tax returns of numerous other members of the airline industry. In response to this challenge, the Air Transport Association of America, the airline industry's trade association, since late 1996 has been in discussions with the Treasury Department and the national office of the IRS regarding the issuance of unpublished guidance confirming the industry's practice of expensing the subject inspection and maintenance costs. On December 21, 2000, the national office of the IRS published a revenue ruling in which it concluded that aircraft inspection and maintenance substantially the same as that in issue in the Company's Tax Court suit is currently deductible as an ordinary and necessary business expense. Counsel for the company and the IRS soon will engage in discussions in an attempt to resolve the controversy in conformity with the IRS' revenue ruling and without the necessity of further litigation. Management believes that the final resolution of this controversy will not have a materially adverse effect upon the financial condition or results of operations of the Company. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies including the views of legal counsel, changes in the IRS' position, the potential cost and risk associated with litigation, and the actions of the IRS, judges and juries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2001) are as follows:

        NAME                           POSITION                            AGE
        ----                           --------                            ---

Herbert D. Kelleher        Chairman of the Board, President,                69
                            and Chief Executive Officer

Colleen C. Barrett         Executive Vice President-Customers               56
                            and Corporate Secretary

John G. Denison            Executive Vice President-                        56
                            Corporate Services

James C. Wimberly          Executive Vice President,                        48
                            Chief Operations Officer

Gary C. Kelly              Vice President-Finance,                          45
                            Chief Financial Officer

Ross Holman                Vice President - Systems                         49

James F. Parker            Vice President-General Counsel                   54

Ron Ricks                  Vice President-Governmental Affairs              51

Dave Ridley                Vice President-Ground Operations                 48

Joyce C. Rogge             Vice President - Marketing                       43

Elizabeth P. Sartain       Vice President - People                          46

      Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the President pursuant to Board authorization. Each of the above individuals has worked for Southwest Airlines Co. for more than the past five years, except Ross Holman, who joined the Company in March 1998. Prior to that time, Mr. Holman was Chief Information Officer of PageNet since 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership in Company Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. During 2000, one report involving the sale of 2,500 shares of Southwest Common Stock was filed four days late by Joyce Rogge.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock, as adjusted for the July 1999 three-for-two stock split, were:

       PERIOD                   DIVIDEND              HIGH             LOW
       ------                   --------             ------           ------

       1999
          1st Quarter           $.00500              $22.92           $14.92
          2nd Quarter           0.00550               23.58            19.54
          3rd Quarter           0.00550               22.29            14.38
          4th Quarter           0.00550               18.81            15.00

       2000
          1st Quarter           $.00550              $20.88           $15.00
          2nd Quarter           0.00550               22.75            18.56
          3rd Quarter           0.00550               25.00            19.13
          4th Quarter           0.00550               34.99            23.63

         As of December 29, 2000, there were 10,223 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2000, Herbert D. Kelleher, President and Chief Executive Officer, exercised unregistered options to purchase Southwest Common Stock as follows:

NUMBER OF SHARES PURCHASED           EXERCISE PRICE            DATE OF EXERCISE
--------------------------           --------------            ----------------
          854,295                         $1.00                January 27, 2000

         The issuances of the above options and shares to Mr. Kelleher were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement which has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

ITEM 6. SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 2000 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company has declared a 3-for-2 stock split payable February 15, 2001. Share and per share information in this Report has not been adjusted for the effect of this 2001 stock split.

                                                                     YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                          2000                 1999                 1998
                                                   ------------------   ------------------   ------------------
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues ..........................   $  5,649,560         $  4,735,587         $  4,163,980
   Operating expenses ..........................      4,628,415            3,954,011            3,480,369
                                                   ------------         ------------         ------------
   Operating income ............................      1,021,145              781,576              683,611
   Other expenses(income), net .................          3,781                7,965              (21,501)
                                                   ------------         ------------         ------------
   Income before income taxes ..................      1,017,364              773,611              705,112
   Provision for income taxes ..................        392,140              299,233              271,681
                                                   ------------         ------------         ------------
   Net income ..................................   $    625,224 (3)     $    474,378         $    433,431
                                                   ============         ============         ============
   Net income per share, basic .................   $       1.25 (3)     $        .94         $        .87
   Net income per share, diluted ...............   $       1.18 (3)     $        .89         $        .82
   Cash dividends per common share .............   $       .022         $      .0215         $      .0189
   Total assets at period-end ..................   $  6,669,572         $  5,653,703         $  4,715,996
   Long-term obligations at period-end .........   $    760,992         $    871,717         $    623,309
   Stockholders' equity at period-end ..........   $  3,451,320         $  2,835,788         $  2,397,918

OPERATING DATA:
   Revenue passengers carried ..................     63,678,261           57,500,213           52,586,400
   Revenue passenger miles (RPMs) (000s) .......     42,215,162           36,479,322           31,419,110
   Available seat miles (ASMs) (000s) ..........     59,909,965           52,855,467           47,543,515
   Load factor (1) .............................           70.5%                69.0%                66.1%
   Average length of passenger haul (miles) ....            663                  634                  597
   Trips flown .................................        903,754              846,823              806,822
   Average passenger fare ......................   $      85.87         $      79.35         $      76.26
   Passenger revenue yield per RPM .............          12.95(cent)          12.51(cent)          12.76(cent)
   Operating revenue yield per ASM .............           9.43(cent)           8.96(cent)           8.76(cent)
   Operating expenses per ASM ..................           7.73(cent)           7.48(cent)           7.32(cent)
   Fuel cost per gallon (average) ..............          78.69(cent)          52.71(cent)          45.67(cent)
   Number of Employees at year-end .............         29,274               27,653               25,844
   Size of fleet at year-end (2) ...............            344                  312                  280

                                                           YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                          1997                 1996
                                                   ------------------   ------------------
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues ..........................   $  3,816,821         $  3,406,170
   Operating expenses ..........................      3,292,585            3,055,335
                                                   ------------         ------------
   Operating income ............................        524,236              350,835
   Other expenses(income), net .................          7,280                9,473
                                                   ------------         ------------
   Income before income taxes ..................        516,956              341,362
   Provision for income taxes ..................        199,184              134,025
                                                   ------------         ------------
   Net income ..................................   $    317,772         $    207,337
                                                   ============         ============
   Net income per share, basic .................   $        .64         $        .42
   Net income per share, diluted ...............   $        .62         $        .41
   Cash dividends per common share .............   $      .0147         $      .0130
   Total assets at period-end ..................   $  4,246,160         $  3,723,479
   Long-term obligations at period-end .........   $    628,106         $    650,226
   Stockholders' equity at period-end ..........   $  2,009,018         $  1,648,312

OPERATING DATA:
   Revenue passengers carried ..................     50,399,960           49,621,504
   Revenue passenger miles (RPMs) (000s) .......     28,355,169           27,083,483
   Available seat miles (ASMs) (000s) ..........     44,487,496           40,727,495
   Load factor (1) .............................           63.7%                66.5%
   Average length of passenger haul (miles) ....            563                  546
   Trips flown .................................        786,288              748,634
   Average passenger fare ......................   $      72.81         $      66.20
   Passenger revenue yield per RPM .............          12.94(cent)          12.13(cent)
   Operating revenue yield per ASM .............           8.58(cent)           8.36(cent)
   Operating expenses per ASM ..................           7.40(cent)           7.50(cent)
   Fuel cost per gallon (average) ..............          62.46(cent)          65.47(cent)
   Number of Employees at year-end .............         23,974               22,944
   Size of fleet at year-end (2) ...............            261                  243

----------

(1)      Revenue passenger miles divided by available seat miles.

(2)      Includes leased aircraft.

(3) Excludes cumulative effect of accounting change of $22.1 million ($.04 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR IN REVIEW

Southwest posted a profit for the 28th consecutive year and a record annual profit for the ninth consecutive year. This excellent financial performance was achieved despite the highest jet fuel prices since 1990. Operating revenues and operating income were the highest in the Company's history. Southwest's margin performance was the best in 20 years with an operating margin of 18.1 percent and net profit margin (before the cumulative effect of a change in accounting principle) of 11.1 percent. The Company's revenue growth and continued strong demand for our product were evident through our achievement of a record 2000 load factor (revenue passenger miles divided by available seat miles) of 70.5 percent and record load factors in three of the four calendar quarters of 2000.

At the end of 2000, Southwest served 57 cities in 29 states. We continued our East Coast expansion in 2000, adding service to Albany, New York, in May 2000, and Buffalo, New York, in October 2000 and have been very pleased with the results in each of these new Southwest cities. The Company recently announced plans to commence service to West Palm Beach, Florida in January 2001 and will begin service to at least one other new city in 2001. In addition, we plan to continue to add flights and additional frequencies between cities we already serve.

Capacity is expected to grow approximately 11 percent in 2001 with the net addition of 21 aircraft. The Company will acquire 25 new Boeing 737-700s scheduled for delivery during the year and plans to retire four of the Company's older 737-200s.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999 The Company's consolidated income for 2000 before the cumulative effect of a change in accounting principle was $625.2 million ($1.18 per share, diluted), an increase of 31.8 percent. The cumulative change in accounting principle, related to the adoption of SEC Staff Accounting Bulletin No. 101, was $22.1 million, net of taxes of $14.0 million (see Note 2 to the Consolidated Financial Statements). Net income, after the cumulative change in accounting principle, was $603.1 million. Diluted net income per share, after consideration of the accounting change, was $1.14 compared to $.89 in 1999. Operating income was $1,021.1 million, an increase of 30.7 percent compared to 1999.

OPERATING REVENUES Consolidated operating revenues increased 19.3 percent primarily due to a 19.8 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, strong demand for commercial air travel, and excellent marketing and revenue management. The Company experienced a 10.7 percent increase in revenue passengers carried, a 15.7 percent increase in revenue passenger miles (RPMs), and a 3.6 percent increase in passenger revenue yield per RPM (passenger yield). The increase in passenger yield was primarily due to an 8.2 percent increase in average passenger fare, partially offset by a 4.6 percent increase in average length of passenger haul. The increase in average passenger fare was primarily due to modest fare increases taken combined with a higher mix of full-fare passengers.

The increase in RPMs exceeded a 13.3 percent increase in available seat miles
(ASMs) resulting in a load factor of 70.5 percent, or 1.5 points above the prior year. The increase in ASMs resulted primarily from the net addition of 32 aircraft during the year. Thus far, load factors in January 2001 have exceeded those experienced in January 2000. Bookings for February and March are also good and we presently anticipate positive year-over-year unit revenue (operating revenues divided by ASMs) comparisons again in first quarter 2001, although we do not expect to match the fourth quarter 2000 year-over-year unit revenue growth rate of 7.8 percent. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, operational disruptions as a result of bad weather, industry consolidation, air traffic control related difficulties, the impact of labor issues, and variations in advance booking trends.)

Freight revenues increased 7.5 percent primarily due to an increase in capacity. Other revenues, which consist primarily of charter revenues, increased 1.2 percent. This increase was less than the Company's increase in capacity primarily due to the Company's decision to utilize more of its aircraft to satisfy the strong demand for scheduled service and, therefore, make fewer aircraft available for charters.

OPERATING EXPENSES Consolidated operating expenses for 2000 increased 17.1 percent, compared to the 13.3 percent increase in capacity. Operating expenses per ASM increased 3.3 percent to $.0773, compared to $.0748 in 1999, primarily due to an increase in average jet fuel prices. The average fuel cost per gallon in 2000 was $.7869, which was the highest annual average fuel cost per gallon experienced by the Company since 1984. Excluding fuel expense, operating expenses per ASM decreased 2.6 percent.

Operating expenses per ASM for 2000 and 1999 were as follows:

                                                               Increase    Percent
                                       2000         1999      (Decrease)   Change
                                    ----------   ----------   ----------   -------
Salaries, wages, and benefits       2.41(cent)   2.39(cent)    .02(cent)      .8 %
Employee retirement plans            .40          .36          .04          11.1
Fuel and oil                        1.34          .93          .41          44.1
Maintenance materials and repairs    .63          .70         (.07)        (10.0)
Agency commissions                   .27          .30         (.03)        (10.0)
Aircraft rentals                     .33          .38         (.05)        (13.2)
Landing fees and other rentals       .44          .46         (.02)         (4.3)
Depreciation                         .47          .47           --            --
Other                               1.44         1.49         (.05)         (3.4)
                                    ----         ----          ---          ----
Total                               7.73(cent)   7.48(cent)    .25(cent)     3.3 %
                                    ====         ====          ===          ====

Salaries, wages, and benefits per ASM increased slightly, as increases in productivity in several of the Company's operational areas were more than offset by higher benefits costs, primarily workers' compensation expense, and increases in average wage rates within certain workgroups.

The Company's Ramp, Operations, and Provisioning Agents are subject to an agreement with the Transport Workers Union of America, (TWU), which became amendable in December 1999. Southwest is currently in negotiations with TWU for a new contract. The Company's Mechanics are subject to an agreement with the International Brotherhood of Teamsters (the Teamsters), which becomes amendable in August 2001.

Retirement plans expense per ASM increased 11.1 percent, primarily due to the increase in Company earnings available for profitsharing.

Fuel and oil expense per ASM increased 44.1 percent, primarily due to a 49.3 percent increase in the average jet fuel cost per gallon. The average price per gallon of jet fuel in 2000 was $.7869 compared to $.5271 in 1999, including the effects of hedging activities. The Company's 2000 and 1999 average jet fuel prices are net of approximately $113.5 million and $14.8 million in gains from hedging activities, respectively. As detailed in Note 7 to the Consolidated Financial Statements, the Company has hedges in place for the majority of its anticipated fuel consumption in 2001 at prices below market prices as of December 31, 2000. Including estimated hedging gains and considering current market prices and the anticipated impact of the adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133) (see Recent Accounting Developments in Note 1 to the Consolidated Financial Statements), we are forecasting our first quarter 2001 average fuel price per gallon to be no higher than first quarter 2000's average price per gallon of $.82. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices and the effectiveness of the Company's hedges.)

Maintenance materials and repairs per ASM decreased 10.0 percent primarily because of a decrease in engine maintenance expense for the Company's 737-200 aircraft fleet as 1999 was an unusually high period for engine maintenance on these aircraft. The -200 engine repairs are expensed on a time and materials basis. These engine repairs represented approximately 75 percent of the total decrease, while a decrease in airframe inspections and repairs per ASM represented the majority of the remaining total decrease. The decrease in airframe inspections and repairs was primarily due to a greater amount of this work being performed internally versus 1999, when a large portion of this type of work was outsourced. Therefore, in 2000, a larger portion of the cost of these repairs is reflected in salaries and wages. Currently, we do not expect a significant increase in unit cost for maintenance materials and repairs in first quarter 2001 versus first quarter 2000. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

Agency commissions per ASM decreased 10.0 percent, primarily due to a decrease in commissionable revenue. Approximately 31 percent of the Company's 2000 revenues were attributable to direct bookings through the Company's Internet site compared to approximately 19 percent in the prior year. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 34.6 percent in 1999 to 29.1 percent in 2000. The Company recently announced a change in its commission rate policy. Beginning January 1, 2001, the Company will decrease the commission it pays to travel agents from ten percent to eight percent for ticketless bookings, and from ten percent to five percent for paper ticket bookings. The Company will continue to pay no commission on internet agency bookings. Based on the policy change, the Company expects agency commissions to decrease on a per-ASM basis in 2001. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

Aircraft rentals decreased 13.2 percent primarily due to a lower percentage of the aircraft fleet being leased. Approximately 27.3 percent of the Company's aircraft were under operating lease at December 31, 2000, compared to 30.8 percent at December 31, 1999. Based on the Company's current new aircraft delivery schedule and scheduled aircraft retirements for 2001, we expect a decline in aircraft rental expense per ASM in 2001. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in the Company's current schedule for purchase and/or retirement of aircraft.)

Landing fees and other rentals per ASM decreased 4.3 percent primarily as a result of a decrease in landing fees per ASM of 6.7 percent, partially offset by a slight increase in other rentals. Although landing fees declined on a per-ASM basis, they were basically flat on a per-trip basis. The growth in ASMs exceeded the trip growth primarily due to a 5.8 percent increase in stage length (the average distance per aircraft trip flown).

Other operating expenses per ASM decreased 3.4 percent primarily due to Company-wide cost reduction efforts. The Company also reduced its advertising expense 9.5% per ASM, taking advantage of our national presence, increasing brand awareness, and strong Customer demand.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased 29.1 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 11.9 percent primarily as a result of lower 2000 progress payment balances for scheduled future aircraft deliveries compared to 1999. Interest income increased 59.0 percent primarily due to higher invested cash balances and higher rates of return. Other losses in 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased slightly to 38.54 percent in 2000 from 38.68 percent in 1999.

1999 COMPARED WITH 1998 The Company's consolidated net income for 1999 was $474.4 million ($.89 per share, diluted), as compared to the corresponding 1998 amount of $433.4 million ($.82 per share, diluted), an increase of 9.4 percent. Operating income increased 14.3 percent to $781.6 million.

OPERATING REVENUES Consolidated operating revenues increased 13.7 percent primarily due to a 13.8 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 9.3 percent increase in revenue passengers carried and a 16.1 percent increase in RPMs. The passenger yield decreased 2.0 percent to $.1251 primarily due to an increase in average length of passenger haul of 6.2 percent partially offset by a 4.1 percent increase in average passenger fare.

The 16.1 percent increase in RPMs exceeded the 11.2 percent increase in ASMs, resulting in an increase in load factor from 66.1 percent in 1998 to 69.0 percent in 1999. The 1999 ASM growth resulted from the net addition of 32 aircraft during the year.

Freight revenues increased 4.6 percent compared to 1998 primarily due to added capacity and modest rate increases. Other revenues increased 26.2 percent primarily due to an increase in charter revenue.

OPERATING EXPENSES Consolidated operating expenses increased 13.6 percent, compared to the 11.2 percent increase in capacity. Operating expenses per ASM increased 2.2 percent in 1999 primarily due to a 15.4 percent increase in average jet fuel prices. Excluding fuel expense, operating expenses per ASM for 1999 increased .8 percent.

Salaries, wages, and benefits per ASM increased 1.7 percent in 1999. This increase resulted primarily from increases in benefits costs, specifically workers' compensation and health care expense.

Retirement plans expense per ASM increased slightly due to higher earnings available for profitsharing.

Fuel and oil expenses per ASM increased 13.4 percent primarily due to a 15.4 percent increase in the average jet fuel cost per gallon. The average price paid for jet fuel in 1999 was $.5271, including the effects of hedging activities, compared to $.4567 in 1998. The Company's 1999 average jet fuel price is net of approximately $14.8 million in gains from hedging activities. Hedging activities in 1998 were not significant.

Maintenance materials and repairs expense per ASM increased 9.4 percent in 1999 compared to 1998. Routine heavy maintenance or airframe inspections and repairs represented approximately 74 percent of the increase, while engine inspection and repair costs represented approximately 25 percent of the increase. The increase in airframe inspections and repairs was due primarily to a heavier volume of routine airframe checks scheduled for 1999 versus 1998. Further, a portion of the Company's scheduled airframe checks was outsourced in 1999 as the volume of work exceeded the available internal headcount and facilities necessary to perform such maintenance. In 1998, the Company performed all of this type of routine heavy maintenance internally; thus, the majority of these costs were reflected in salaries and wages. The increases in engine inspection and repair costs were primarily related to the Company's 737-200 aircraft. The Company's 737-200 aircraft engine inspections and repairs are performed on a time and materials basis and are not covered by the Company's power-by-the-hour engine maintenance contract with General Electric Engine Services, Inc. The 737-200 aircraft experienced an increase both in the number of engine inspections and repairs and the average cost per repair.

Agency commissions per ASM decreased 9.1 percent primarily due to a decrease in the percentage of commissionable revenues to 34.8 percent of total revenues in 1999 compared to 39.8 percent in 1998. The decrease in percentage of commissionable revenues was primarily due to the growth in tickets purchased via the Company's website from approximately 8 percent in 1998 to approximately 19 percent in 1999.

Aircraft rentals per ASM decreased 11.6 percent primarily due to a lower percentage of the aircraft fleet being leased. Approximately 30.8 percent of the Company's aircraft fleet were under operating lease at December 31, 1999, compared to 35.4 percent at December 31, 1998.

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

Other operating expenses per ASM increased .7 percent primarily due to increased credit card processing costs resulting from a higher percentage of the Company's ticket sales purchased with credit cards.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased 3.8 percent primarily due to the February 1998 redemption of $100 million of senior unsecured 9 1/4% Notes originally issued in February 1991. Capitalized interest increased 22.2 percent as a result of higher progress payment balances for scheduled future aircraft deliveries. Interest income decreased 18.9 percent primarily due to lower invested cash balances. Other losses in 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects. Other gains in 1998 primarily consisted of contractual penalties received from Boeing due to delays in the delivery of 737-700 aircraft.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, increased slightly to 38.68 percent in 1999 from 38.53 percent in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.3 billion in 2000 compared to $1.0 billion in 1999. The increase in operating cash flows was primarily due to the increase in operating income. Cash generated in 2000 was primarily used to finance aircraft-related capital expenditures, provide working capital, and repurchase approximately 6.7 million shares of Company stock.

During 2000, net capital expenditures were $1.1 billion, which primarily related to the purchase of 33 new and one used 737-700 aircraft, and progress payments for future aircraft deliveries.

At December 31, 2000, capital commitments of the Company primarily consisted of scheduled aircraft acquisitions and related flight equipment. As of December 31, 2000, Southwest had 146 new 737-700s on firm order through 2007, including 25 to be delivered in 2001. The Company also has options to purchase another 87 737-700s during 2003-2008 and purchase rights for an additional 217 737-700s during 2007-2012. Aggregate funding required for firm commitments approximated $4.0 billion through the year 2007, of which $668.3 million relates to 2001. See
Note 3 to the Consolidated Financial Statements for further information on commitments.

On September 23, 1999, the Company announced its Board of Directors had authorized the repurchase of up to $250 million of the Company's common stock. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time. As of December 31, 2000, in aggregate, 12.2 million shares had been repurchased at a total cost of $199.2 million, of which $108.7 million was completed in 2000.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 2000, of $523 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at December 31, 2000). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of $318.8 million of public debt securities, which it may utilize for aircraft financings in 2001 and 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest has interest rate risk in that it holds floating rate debt instruments and has commodity price risk in that it must purchase jet fuel to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to minimize its average jet fuel cost through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases and with fixed rate debt instruments. The Company also operates 101 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in
Note 6 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2000 and 1999 represented approximately 17.4 and 12.5 percent of Southwest's operating expenses, respectively. Southwest endeavors to acquire jet fuel at the lowest prevailing prices possible. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that crude oil contracts and heating oil contracts are effective commodities for hedging jet fuel.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At December 31, 2000, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its 2001 total anticipated jet fuel requirements, approximately 32 percent of its 2002 total anticipated jet fuel requirements, and a small portion of its 2005 total anticipated jet fuel requirements. As of December 31, 2000, nearly all of the Company's 2001 hedges, and the majority of its 2002 hedges, are effectively heating oil-based positions. All remaining hedge positions are crude oil-based positions. The amounts related to all the Company's fuel hedge positions contained in the Consolidated Balance Sheet at December 31, 2000 was $22.5 million, which represents the aggregate net premium cost paid for option and/or collar agreements. This amount is classified as prepaid expense in current assets. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain jet fuel price declines. See Note 7 to the Consolidated Financial Statements for further detail on the Company's financial derivative instruments. Also see Recent Accounting Developments in Note 1 to the Consolidated Financial Statements regarding the new accounting requirements for financial derivative instruments effective January 1, 2001.

The fair values of outstanding financial derivative instruments related to the Company's jet fuel market price risk at December 31, 2000, including amounts contained in the Consolidated Balance Sheet at December 31, 2000, was approximately $98.3 million. A hypothetical ten percent increase or decrease in the underlying fuel-related commodity prices from the December 31, 2000, prices would correspondingly change the fair value of the derivative commodity instruments in place and their related cash flows up to approximately $2.4 million.

Airline operators are also inherently capital intensive, as the vast majority of the Company's assets are aircraft, which are long-lived. The Company's strategy is to capitalize conservatively and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an "A" credit rating on its senior unsecured fixed-rate debt with Standard & Poor's and a "A-" or equivalent credit ratings with two other rating agencies (Moody's and Fitch). The Company's Aircraft Secured Notes ($200 million) and French Credit Agreements ($54 million) do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. Although there is interest rate risk associated with these secured borrowings, the risk is somewhat mitigated by the fact that the Company may prepay this debt on any of the semi-annual principal and interest payment dates. See Note 5 to the Consolidated Financial Statements for more information on these borrowings.

As disclosed in Note 5 to the Consolidated Financial Statements, the Company had outstanding senior unsecured notes totaling $500 million at December 31, 2000 and 1999. These long-term notes represent only 8.6 percent and 10.0 percent of total noncurrent assets at December 31, 2000 and 1999, respectively. The unsecured long-term debt currently has an average maturity of 8.1 years at fixed rates averaging 8.3 percent at December 31, 2000, which is comparable to average rates prevailing over the last ten years. The Company does not have significant exposure to changing interest rates on its unsecured long-term debt because the interest rates are fixed and the financial leverage is modest.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $523 million and $419 million at December 31, 2000 and 1999, respectively. The Company invests available cash in certificates of deposit and investment grade commercial paper that generally have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 2000, is low, as the investments generally mature within three months. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its short-term cash investments. See Note 7 to the Consolidated Financial Statements for further information on the fair value of the Company's financial instruments. Because of the floating rate nature of the Company's secured borrowings, a ten percent change in market interest rates as of December 31, 2000, would correspondingly change the Company's earnings and cash flows by approximately $1.1 million in 2001. However, a ten percent change in market rates would not impact the Company's earnings or cash flow associated with the Company's publicly traded fixed-rate debt or its cash investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)                                DECEMBER 31,
                                                                    2000           1999
                                                                ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $   522,995    $   418,819
  Accounts and other receivables (Note 7)                           138,070         75,038
  Inventories of parts and supplies, at cost                         80,564         65,152
  Deferred income taxes (Note 11)                                    28,005         20,929
  Prepaid expenses and other current assets                          61,902         52,657
                                                                -----------    -----------
    Total current assets                                            831,536        632,595

Property and equipment, at cost (Notes 3, 5, and 6):
  Flight equipment                                                6,831,913      5,768,506
  Ground property and equipment                                     800,718        742,230
  Deposits on flight equipment purchase contracts                   335,164        338,229
                                                                -----------    -----------
                                                                  7,967,795      6,848,965
  Less allowance for depreciation                                 2,148,070      1,840,799
                                                                -----------    -----------
                                                                  5,819,725      5,008,166
Other assets                                                         18,311         12,942
                                                                -----------    -----------
                                                                $ 6,669,572    $ 5,653,703
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   312,716    $   266,735
  Accrued liabilities (Note 4)                                      499,874        430,506
  Air traffic liability                                             377,061        256,942
  Current maturities of long-term debt (Note 5)                     108,752          7,873
                                                                -----------    -----------
    Total current liabilities                                     1,298,403        962,056

Long-term debt less current maturities (Note 5)                     760,992        871,717
Deferred income taxes (Note 11)                                     852,865        692,342
Deferred gains from sale and leaseback of aircraft                  207,522        222,700
Other deferred liabilities                                           98,470         69,100

Commitments and contingencies (Notes 3, 6, and 11)

Stockholders' equity (Notes 8 and 9):
  Common stock, $1.00 par value: 1,300,000 shares authorized;
    507,897 and 505,005 shares issued in 2000
    and 1999, respectively                                          507,897        505,005
  Capital in excess of par value                                    103,780         35,436
  Retained earnings                                               2,902,007      2,385,854
  Treasury stock, at cost: 3,735 and 5,579 shares in
     2000 and 1999, respectively                                    (62,364)       (90,507)
                                                                -----------    -----------
    Total stockholders' equity                                    3,451,320      2,835,788
                                                                -----------    -----------
                                                                $ 6,669,572    $ 5,653,703
                                                                ===========    ===========

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)                2000           1999           1998
                                                    -----------    -----------    -----------

OPERATING REVENUES:
  Passenger                                         $ 5,467,965    $ 4,562,616    $ 4,010,029
  Freight                                               110,742        102,990         98,500
  Other                                                  70,853         69,981         55,451
                                                    -----------    -----------    -----------
    Total operating revenues                          5,649,560      4,735,587      4,163,980

OPERATING EXPENSES:
  Salaries, wages, and benefits (Note 10)             1,683,689      1,455,237      1,285,942
  Fuel and oil                                          804,426        492,415        388,348
  Maintenance materials and repairs                     378,470        367,606        302,431
  Agency commissions                                    159,309        156,419        157,766
  Aircraft rentals                                      196,328        199,740        202,160
  Landing fees and other rentals                        265,106        242,002        214,907
  Depreciation (Note 2)                                 281,276        248,660        225,212
  Other operating expenses                              859,811        791,932        703,603
                                                    -----------    -----------    -----------
    Total operating expenses                          4,628,415      3,954,011      3,480,369
                                                    -----------    -----------    -----------
OPERATING INCOME                                      1,021,145        781,576        683,611

OTHER EXPENSES (INCOME):
  Interest expense                                       69,889         54,145         56,276
  Capitalized interest                                  (27,551)       (31,262)       (25,588)
  Interest income                                       (40,072)       (25,200)       (31,083)
  Other (gains) losses, net                               1,515         10,282        (21,106)
                                                    -----------    -----------    -----------
    Total other expenses (income)                         3,781          7,965        (21,501)
                                                    -----------    -----------    -----------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                  1,017,364        773,611        705,112
PROVISION FOR INCOME TAXES (NOTE 11)                    392,140        299,233        271,681
                                                    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                       625,224        474,378        433,431
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES (NOTE 2)               (22,131)            --             --
                                                    -----------    -----------    -----------
NET INCOME                                          $   603,093    $   474,378    $   433,431
                                                    ===========    ===========    ===========
NET INCOME PER SHARE, BASIC BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         $      1.25    $       .94    $       .87
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                    (.04)            --             --
                                                    -----------    -----------    -----------
NET INCOME PER SHARE, BASIC (NOTE 8, 9, AND 12)     $      1.21    $       .94    $       .87
                                                    ===========    ===========    ===========

NET INCOME PER SHARE, DILUTED BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         $      1.18    $       .89    $       .82
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                    (.04)            --             --
                                                    -----------    -----------    -----------
NET INCOME PER SHARE, DILUTED (NOTE 8, 9, AND 12)   $      1.14    $       .89    $       .82
                                                    ===========    ===========    ===========

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                                  -------------------------------------------------------------------------
                                                     COMMON    CAPITAL IN EXCESS    RETAINED      TREASURY
(In thousands, except per share amounts)             STOCK       OF PAR VALUE       EARNINGS        STOCK          TOTAL
                                                  -----------  -----------------  -----------    -----------    -----------

Balance at December 31, 1997                      $   221,207    $   155,696      $ 1,632,115    $        --    $ 2,009,018

  Three-for-two stock split (Note 8)                  111,894       (111,894)              --             --             --
  Purchase of shares of treasury stock (Note 8)            --             --               --       (100,000)      (100,000)
  Issuance of common stock pursuant to
    Employee stock plans (Note 9)                       2,803         24,434          (10,184)        27,219         44,272
  Tax benefit of options exercised                         --         21,584               --             --         21,584
  Cash dividends, $.0189 per share                         --             --          (10,387)            --        (10,387)
  Net income - 1998                                        --             --          433,431             --        433,431
                                                  -----------    -----------      -----------    -----------    -----------
Balance at December 31, 1998                          335,904         89,820        2,044,975        (72,781)     2,397,918

  Three-for-two stock split (Note 8)                  167,954        (89,878)         (78,076)            --             --
  Purchase of shares of treasury stock (Note 8)            --             --               --        (90,507)       (90,507)
  Issuance of common and treasury stock
    pursuant to Employee stock
    plans (Note 9)                                      1,147          7,811          (45,134)        72,781         36,605
  Tax benefit of options exercised                         --         27,683               --             --         27,683
  Cash dividends, $.0215 per share                         --             --          (10,289)            --        (10,289)
  Net income - 1999                                        --             --          474,378             --        474,378
                                                  -----------    -----------      -----------    -----------    -----------
Balance at December 31, 1999                          505,005         35,436        2,385,854        (90,507)     2,835,788

  Purchase of shares of treasury stock (Note 8)            --             --               --       (108,674)      (108,674)
  Issuance of common and treasury stock
    pursuant to Employee stock
    plans (Note 9)                                      2,892          6,667          (75,952)       136,817         70,424
  Tax benefit of options exercised                         --         61,677               --             --         61,677
  Cash dividends, $.0220 per share                         --             --          (10,988)            --        (10,988)
  Net income - 2000                                        --             --          603,093             --        603,093
                                                  -----------    -----------      -----------    -----------    -----------
Balance at December 31, 2000                      $   507,897    $   103,780      $ 2,902,007    $   (62,364)   $ 3,451,320
                                                  ===========    ===========      ===========    ===========    ===========


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
(In thousands)                                                               2000           1999           1998
                                                                         -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   603,093    $   474,378    $   433,431
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                           281,276        248,660        225,212
      Deferred income taxes                                                  153,447        142,940        108,335
      Amortization of deferred gains on sale and leaseback of aircraft       (15,178)       (15,172)       (15,251)
      Amortization of scheduled airframe inspections & repairs                36,328         28,949         22,763
      Income tax benefit from Employee stock option exercises                 61,677         27,683         21,584
      Changes in certain assets and liabilities:
        Accounts and other receivables                                       (63,032)        13,831        (12,269)
        Other current assets                                                 (24,657)       (31,698)         1,589
        Accounts payable and accrued liabilities                             129,438         66,081         50,903
        Air traffic liability                                                120,119         56,864         46,737
      Other                                                                   15,775         16,877          3,101
                                                                         -----------    -----------    -----------
        Net cash provided by operating activities                          1,298,286      1,029,393        886,135

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (1,134,644)    (1,167,834)      (947,096)
                                                                         -----------    -----------    -----------
        Net cash used in investing activities                             (1,134,644)    (1,167,834)      (947,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                      --        255,600             --
  Payments of long-term debt and
    capital lease obligations                                                (10,238)       (12,107)      (118,859)
  Payments of cash dividends                                                 (10,978)       (10,842)        (9,284)
  Proceeds from Employee stock plans                                          70,424         36,605         44,272
  Repurchases of common stock                                               (108,674)       (90,507)      (100,000)
                                                                         -----------    -----------    -----------
        Net cash provided by (used in) financing activities                  (59,466)       178,749       (183,871)
                                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           104,176         40,308       (244,832)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                        418,819        378,511        623,343
                                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                          $   522,995    $   418,819    $   378,511
                                                                         ===========    ===========    ===========

CASH PAYMENTS FOR:
  Interest, net of amount capitalized                                    $    36,946    $    26,604    $    33,384
  Income taxes                                                           $   150,000    $   131,968    $   147,447

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that provides primarily shorthaul, high-frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been restated to conform to the current year presentation.

CASH AND CASH EQUIVALENTS Cash equivalents consist of certificates of deposit and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are highly liquid and generally have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

INVENTORIES Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are generally charged to expense when issued for use.

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

AIRCRAFT AND ENGINE MAINTENANCE The cost of scheduled engine inspections and repairs and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe inspections and repairs, known as "D" checks, are generally performed every ten years. Costs related to "D" checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, the time until the next "D" check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

REVENUE RECOGNITION Passenger revenue is recognized when transportation is provided. Tickets sold but not yet used are included in "Air traffic liability," which includes estimates that are evaluated and adjusted periodically. Any adjustments resulting therefrom are included in results of operations for the periods in which the evaluations are completed.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel for awards earned under its Rapid Rewards frequent flyer program. The Company also sells flight segment credits and related services to companies participating in its Rapid Rewards frequent flyer program. Prior to 2000, revenue from the sale of flight segment credits was recognized when the credits were sold. However, beginning January 1, 2000, funds received from the sale of flight segment credits and associated with future travel is deferred and recognized as "Passenger revenue" when the ultimate free travel awards are flown or the credits expire unused (see Note 2).

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998 was $141.3 million, $137.7 million, and $119.7 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. See Note 9.

FINANCIAL DERIVATIVE INSTRUMENTS The Company utilizes a variety of derivative instruments, including both crude oil and heating oil based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, and fixed price swap agreements. The net cost paid for option premiums and gains and losses on fixed price swap agreements, including those terminated or settled early, are deferred and charged or credited to fuel expense in the same month that the underlying jet fuel being hedged is used. Hedging gains and losses are recorded as a reduction of fuel and oil expense. Beginning January 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities which will change the way it accounts for financial derivative instruments. See Recent Accounting Developments.

RECENT ACCOUNTING DEVELOPMENTS In 1998, the Financial Accounting Standards Board
(FASB) issued SFAS 133. SFAS 133, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the Company to record all derivatives on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, will either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recorded in other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, may have to be immediately recorded in earnings. Any portion of a change in a derivative's fair value that the Company has elected to exclude from its measurement of effectiveness, such as the change in time value of option contracts, will be recorded in earnings.

The Company will account for its fuel hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the Company's fuel hedge derivative instruments was approximately $98.3 million, of which approximately $75.8 million was not recorded in the Consolidated Balance Sheet. The $75.8 million will be recorded as an asset on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment will be an increase to "Accumulated other comprehensive income", a component of stockholders' equity. The portion of the transition adjustment in "Accumulated other comprehensive income" that relates to 2001 hedge positions, based on fair value as of January 1, 2001, is approximately $73.9 million and will be reclassified into earnings during 2001. The remainder of the transition amount will be reclassified to earnings in periods subsequent to 2001. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

2. ACCOUNTING CHANGES

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards resulting from the flight segment credits sold are earned and flown or credits expire unused. Due to this change, the Company recorded a cumulative adjustment in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.04 per share, basic and diluted. The impact in 2000 of adopting SAB 101 was to reduce net income, before the cumulative effect of accounting change, by $4.6 million. Excluding the impact of the change, basic and diluted net income per share for 2000, before the cumulative effect of accounting change, would have been $1.26 and $1.19, respectively. The Company also reclassified for comparison purposes the revenue reported in prior periods related to the sale of flight segment credits from "Other revenue" to "Passenger revenue."

Adopting this new method of accounting for 1999 and 1998 would have produced the following pro forma results (in thousands, except per share amounts):

As reported, before the cumulative
effect of accounting change              2000          1999          1998
                                     -----------   -----------   -----------

Net income                           $   625,224   $   474,378   $   433,431
Net income per share, basic          $      1.25   $       .94   $       .87
Net income per share, diluted        $      1.18   $       .89   $       .82

Pro forma, before the cumulative
effect of accounting change              2000          1999          1998
                                     -----------   -----------   -----------

Net income                           $   625,224   $   470,439   $   428,449
Net income per share, basic          $      1.25   $       .94   $       .86
Net income per share, diluted        $      1.18   $       .88   $       .81

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

3. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Twenty-five 737-700 aircraft are scheduled for delivery in 2001, 27 in 2002, 13 in 2003, 29 in 2004, five in 2005, and 47 thereafter. In addition, the Company has options to purchase up to 87 737-700s during 2003-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2001. Aggregate funding needed for firm commitments is approximately $4.0 billion, subject to adjustments for inflation, due as follows: $668.3 million in 2001, $766.3 million in 2002, $472.2 million in 2003, $640.7 million in 2004, $379.4 million in 2005, and $1.0 billion thereafter.

4. ACCRUED LIABILITIES

(In thousands)                      2000       1999
                                  --------   --------
Retirement plans (Note 10)        $180,340   $138,566
Aircraft rentals                   117,302    131,219
Vacation pay                        72,115     62,937
Other                              130,117     97,784
                                  --------   --------
                                  $499,874   $430,506
                                  ========   ========

5. LONG-TERM DEBT

(In thousands)                      2000       1999
                                  --------   --------
9.4% Notes due 2001               $100,000   $100,000
8 3/4% Notes due 2003              100,000    100,000
Aircraft Secured Notes due 2004    200,000    200,000
8% Notes due 2005                  100,000    100,000
7 7/8% Notes due 2007              100,000    100,000
French Credit Agreements            54,243     55,844
7 3/8% Debentures due 2027         100,000    100,000
Capital leases (Note 6)            117,083    123,834
Other                                   --      1,886
                                  --------   --------
                                   871,326    881,564
Less current maturities            108,752      7,873
Less debt discount                   1,582      1,974
                                  --------   --------
                                  $760,992   $871,717
                                  ========   ========

In fourth quarter 1999, the Company issued $200 million of floating rate Aircraft Secured Notes, due 2004. The Notes are funded by a bank through a commercial paper conduit program and are secured by eight aircraft. Interest rates on the Notes are based on the conduit's actual commercial paper rate, plus fees, for each period and are expected to average approximately LIBOR plus 36 basis points over the term of the Notes. Interest is payable monthly and the Company can prepay the Notes in whole or in part prior to maturity.

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

In addition to the credit facilities described above, Southwest has an unsecured Bank Credit Agreement with a group of banks that permits Southwest to borrow through May 6, 2002, on a revolving credit basis, up to $475 million. Interest rates on borrowings under the Credit Agreement can be, at the option of Southwest, the greater of the agent bank's prime rate or the federal funds rate plus 50 basis points, LIBOR plus 17 basis points, or a fixed rate offered by the banks at the time of borrowing. The commitment fee is 8 basis points per annum. There were no outstanding borrowings under this agreement, or prior similar agreements, at December 31, 2000 and 1999.

6. LEASES

Total rental expense for operating leases charged to operations in 2000, 1999, and 1998 was $330.7 million, $318.2 million, and $305.2 million, respectively. The majority of the Company's terminal operations space, as well as 94 aircraft, were under operating leases at December 31, 2000. The amounts applicable to capital leases included in property and equipment were:

(In thousands)                    2000       1999
                                --------   --------
Flight equipment                $164,909   $164,957
Less accumulated depreciation     92,763     85,722
                                --------   --------
                                $ 72,146   $ 79,235
                                ========   ========

Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2000, were:

                                           CAPITAL     OPERATING
(In thousands)                              LEASES       LEASES
                                          ----------   ----------
  2001                                    $   17,391   $  274,564
  2002                                        17,561      262,142
  2003                                        17,750      237,627
  2004                                        17,650      213,782
  2005                                        23,507      203,385
After 2005                                    78,891    1,701,793
                                          ----------   ----------
Total minimum lease payments                 172,750   $2,893,293
                                                       ==========
Less amount representing interest             55,667
                                          ----------
Present value of minimum lease payments      117,083
Less current portion                           6,829
                                          ----------
Long-term portion                         $  110,254
                                          ==========

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the lessor's defined cost of the aircraft.

7. FINANCIAL INSTRUMENTS

The Company utilizes a variety of financial derivative instruments to hedge a portion of its exposure to jet fuel price increases. During 2000 and 1999, the Company recognized gains of $113.5 million and $14.8 million, respectively, from hedging activities. At December 31, 2000, approximately $49.9 million was due from third parties, and accordingly, is included in "Accounts and other receivables" in the accompanying Consolidated Balance Sheet. For further details of the Company's fuel hedge positions at December 31, 2000, see Quantitative and Qualitative Disclosures about Market Risk and Recent Accounting Developments in Note 1. The fair value of the Company's financial derivative instruments at December 31, 2000, was approximately $98.3 million.

Any outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements, but the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2000, the Company had an agreement with two counterparties containing bilateral collateral provisions whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. Neither the Company nor the counterparties exceeded the threshold amount at December 31, 2000. The Company is in the process of negotiating similar agreements with other counterparties.

The Company does not hold or issue any financial instruments for trading purposes.

The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2000 were as follows:

(In thousands)                 CARRYING VALUE  FAIR VALUE
                               --------------  ----------
8 3/4% Notes due 2003             $100,000      $104,854
Aircraft Secured Notes due 2004    200,000       200,000
8% Notes due 2005                  100,000       104,143
7 7/8% Notes due 2007              100,000       102,620
French Credit Agreements            54,243        54,243
7 3/8% Debentures due 2027         100,000        92,092

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

At December 31, 2000, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (101.2 million shares) and upon exercise of rights (179.4 million shares) pursuant to the Common Share Purchase Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0033 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $4.94 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

On July 22, 1998, the Company's Board of Directors declared a three-for-two stock split, distributing 111.9 million shares on August 20, 1998. On May 20, 1999, the Company's Board of Directors declared a three-for-two stock split, distributing 168.0 million shares on July 19, 1999. Unless otherwise stated, all share and per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to these stock splits.

During third quarter 1998, the Company completed a $100 million common stock repurchase program, resulting in the repurchase of 7.3 million shares at an average cost of $13.65 per share. All of the acquired shares were subsequently reissued under Employee stock plans.

On September 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $250 million of its outstanding common stock. As of December 31, 2000, this program had resulted in the repurchase of 12.2 million shares at an average cost of $16.28 per share. All of the acquired shares are held as common stock in treasury, less shares reissued under Employee stock option and purchase plans. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings.

On January 18, 2001, the Company's Board of Directors declared a three-for-two stock split, payable to shareholders of record at the close of business on January 26, 2001, and also increased the quarterly dividend. Shares will be distributed on February 15, 2001. The dividend will be adjusted to $.0045 per share quarterly on the increased number of shares outstanding. The share and per share data presented in the accompanying consolidated financial statements and notes thereto has not been restated to give effect to this pending 2001 stock split.

9. STOCK PLANS

At December 31, 2000, the Company had twelve stock-based compensation plans and other stock options outstanding, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.

The Company has eleven fixed option plans that cover various Employee groups. Under these plans, the Company may grant up to 127 million shares of common stock, of which 24.6 million shares were available for granting in future periods as of December 31, 2000. Under plans covered by collective bargaining agreements, options granted to Employees generally have terms similar to the term of, and vest in annual increments over the remaining life of, the respective collective bargaining agreement. Options granted to Employees not covered by collective bargaining agreements have ten-year terms and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type.

Aggregated information regarding the Company's eleven fixed stock option plans, as adjusted for stock splits, is summarized below:

                                            COLLECTIVE BARGAINING PLANS              OTHER EMPLOYEE PLANS
                                            ---------------------------           ---------------------------
                                                               AVERAGE                               AVERAGE
                                                               EXERCISE                              EXERCISE
(In thousands, except exercise prices)      OPTIONS             PRICE             OPTIONS             PRICE
                                            -------            --------           -------            --------

Outstanding December 31, 1997               47,211              $ 6.08             24,000             $ 5.29

  Granted                                    2,461               12.98              4,492              11.81

  Exercised                                 (3,462)               6.00             (3,861)              4.38

  Surrendered                                 (271)               6.17             (1,352)              7.07
                                            ------                                 ------

Outstanding December 31, 1998               45,939                6.45             23,279               6.60

  Granted                                    1,536               17.55              3,367              18.28

  Exercised                                 (2,218)               6.20             (3,292)              4.67

  Surrendered                                 (408)               6.49             (1,134)              8.34
                                            ------                                 ------

Outstanding December 31, 1999               44,849                6.48             22,220               6.92

  Granted                                    3,138               27.34              7,936              20.79

  Exercised                                 (5,263)               6.70             (4,944)              5.20

  Surrendered                                 (457)               7.73               (974)             13.00
                                            ------                                 ------

Outstanding December 31, 2000               42,267              $ 8.39             24,238             $12.99
                                            ======                                 ======

Exercisable December 31, 2000               21,881                7.01              5,957               9.31

Available for granting in future periods     7,974                                 16,658

The following table summarizes information about stock options outstanding under the eleven fixed option plans at December 31, 2000:

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      --------------------------------------------------   ------------------------------
                         OPTIONS         WTD-AVERAGE                          OPTIONS
    RANGE OF          OUTSTANDING AT      REMAINING        WTD-AVERAGE     EXERCISABLE AT    WTD-AVERAGE
EXERCISE PRICES          12/31/00      CONTRACTUAL LIFE   EXERCISE PRICE      12/31/00      EXERCISE PRICE
----------------      --------------   ----------------   --------------   --------------   --------------
$ 1.78 TO $ 2.32           675              .1 yrs            $ 1.90            675             $ 1.90
$ 3.35 TO $ 3.58           321             1.2 yrs              3.55            141               3.53
$ 5.00 TO $ 8.07        43,476             5.8 yrs              6.13         22,261               6.06
$ 8.75 TO $13.09         7,216             7.1 yrs             11.47          2,920              11.24
$15.15 TO $22.61         6,505             8.2 yrs             16.96          1,387              17.22
$23.18 TO $34.20         8,312             8.8 yrs             24.95            654              27.35
                       -------                                              -------
$ 1.78 TO $34.20        66,505             6.4 yrs            $10.07         27,838             $ 7.51
                       -------                                              -------

The Company has granted options to purchase the Company's common stock related to employment contracts with the Company's president and chief executive officer. Depending upon the grant, these options have terms of ten years from the date of grant or ten years from the date exercisable and vest and become fully exercisable over three or four years. No options were granted in 2000, 1999, or 1998. At December 31, 2000, 1999, and 1998, total options of 4.1 million, 5.0 million, and 5.5 million were outstanding, respectively. At December 31, 2000, total options of 4.1 million were exercisable at exercise prices ranging from $1.00 to $6.96 per share. Options for 854,000, 570,000, and 342,000 shares were exercised in 2000, 1999, and 1998, respectively.

Under the 1991 Employee Stock Purchase Plan (ESPP), as amended, at December 31, 2000, the Company is authorized to issue up to a remaining balance of 5.9 million shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 686,000 shares in 2000, 649,000 shares in 1999, and 677,000 shares in 1998 at average prices of $20.01, $16.24, and $11.63, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 2000, 1999, and 1998, respectively: dividend yield of .10 percent, .12 percent, and .16 percent; expected volatility of 34.87 percent, 35.66 percent, and 38.20 percent; risk-free interest rate of 5.04 percent, 6.68 percent, and
4.66 percent; expected lives of 6.0 years for 2000, and 5.0 years for 1999 and 1998.

The fair value of options granted under the fixed option plans during 2000 ranged from $6.70 to $14.69. The fair value of options granted under the fixed option plans during 1999 ranged from $6.26 to $8.81. The fair value of options granted under the fixed option plans during 1998 ranged from $4.41 to $4.97. The weighted-average fair value of each purchase right under the ESPP granted in 2000, 1999, and 1998, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $2.22, $1.75, and $1.29, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share are as follows:

(In thousands except per share amounts)       2000          1999          1998
                                          -----------   -----------   -----------
NET INCOME:
  As reported                             $   603,093   $   474,378   $   433,431
  Pro forma                               $   583,707   $   461,875   $   421,097
NET INCOME PER SHARE, BASIC:
  As reported                             $      1.21   $       .94   $       .87
  Pro forma                               $      1.17   $       .92   $       .84
NET INCOME PER SHARE, DILUTED:
  As reported                             $      1.14   $       .89   $       .82
  Pro forma                               $      1.11   $       .87   $       .79

As required, the pro forma disclosures above include only options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

10. EMPLOYEE RETIREMENT PLANS

The Company has defined contribution plans covering substantially all of Southwest's Employees. The Southwest Airlines Co. Profitsharing Plan is a money purchase defined contribution plan and Employee stock purchase plan. The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are based primarily on Employee compensation and performance of the Company.

Company contributions to all retirement plans expensed in 2000, 1999, and 1998 were $241.5 million, $192.0 million, and $167.1 million, respectively.

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

(In thousands)                          2000         1999
                                     ----------   ----------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation           $1,049,791   $  862,620
  Scheduled airframe maintenance         71,519       52,890
  Other                                  23,805       24,637
                                     ----------   ----------
    Total deferred tax liabilities    1,145,115      940,147
DEFERRED TAX ASSETS:
  Deferred gains from sale and
    leaseback of aircraft               107,686      113,611
  Capital and operating leases           77,151       72,554
  Other                                 135,418       82,569
                                     ----------   ----------
    Total deferred tax assets           320,255      268,734
                                     ----------   ----------
    Net deferred tax liability       $  824,860   $  671,413
                                     ==========   ==========

The provision for income taxes is composed of the following:

(In thousands)                          2000         1999         1998
                                     ----------   ----------   ----------
CURRENT:
  Federal                            $  197,875   $  137,393   $  143,989
  State                                  26,671       18,900       19,357
                                     ----------   ----------   ----------
    Total current                       224,546      156,293      163,346
DEFERRED:
  Federal                               151,694      128,984       96,237
  State                                  15,900       13,956       12,098
                                     ----------   ----------   ----------
    Total deferred                      167,594      142,940      108,335
                                     ----------   ----------   ----------
                                     $  392,140   $  299,233   $  271,681
                                     ==========   ==========   ==========

The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in July 1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and there is no deficiency in the Company's tax liability for the taxable years in issue. On December 21, 2000, the national office of the IRS published a revenue ruling in which it concluded that aircraft inspection and maintenance, substantially the same as that in issue in the Company's Tax Court suit, is currently deductible as an ordinary and necessary business expense. Counsel for the Company and the IRS soon will engage in discussions in an attempt to resolve the controversy in conformity with the IRS revenue ruling and without the necessity of further litigation. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In thousands)                2000        1999        1998
                           ---------   ---------   ---------
Tax at statutory
  U.S. tax rates           $ 356,077   $ 270,764   $ 246,789
Nondeductible items            6,801       6,664       5,099
State income taxes,
  net of federal benefit      27,671      21,356      20,445
Other, net                     1,591         449        (652)
                           ---------   ---------   ---------
  Total income
    tax provision          $ 392,140   $ 299,233   $ 271,681
                           =========   =========   =========

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(In thousands except per share amounts)     2000       1999       1998
                                          --------   --------   --------
NUMERATOR:
  Net income before cumulative effect
    of change in accounting principle     $625,224   $474,378   $433,431
  Cumulative effect of change in
    accounting principle                    22,131         --         --
                                          --------   --------   --------
  Net income                              $603,093   $474,378   $433,431
                                          ========   ========   ========

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                     499,078    503,065    500,013
  Dilutive effect of Employee
    stock options                           31,800     32,862     29,736
                                          --------   --------   --------
  Adjusted weighted-average
    shares outstanding, diluted            530,878    535,927    529,749
                                          ========   ========   ========

NET INCOME PER SHARE:
  Basic before cumulative effect
    of change in accounting principle     $   1.25   $    .94   $    .87
  Cumulative effect of change
    in accounting principle                    .04         --         --
                                          --------   --------   --------
  Basic earnings per share                $   1.21   $    .94   $    .87
                                          ========   ========   ========
  Diluted before cumulative effect
    of change in accounting principle     $   1.18   $    .89   $    .82
  Cumulative effect of change
    in accounting principle                    .04         --         --
                                          --------   --------   --------
  Diluted earnings per share              $   1.14   $    .89   $    .82
                                          ========   ========   ========

The Company has excluded 7.8 million and 4.5 million shares from its calculations of diluted net income per share in 2000 and 1999, respectively, as they represent antidilutive stock options for the respective periods presented. There were no antidilutive stock options in 1998.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for the sale of flight segment credits.

                                                ERNST & YOUNG LLP
                                                /s/ Ernst & Young LLP

Dallas, Texas
January 18, 2001

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                -------------------------------------------------
1999                             MARCH 31      JUNE 30     SEPT. 30      DEC. 31
----                            ----------   ----------   ----------   ----------

Operating revenues              $1,075,571   $1,220,432   $1,235,166   $1,204,418
Operating income                   166,617      254,331      206,463      154,165
Income before income taxes         156,102      256,598      207,949      152,962
Net income                          95,847      157,757      126,978       93,796
Net income per share, basic            .19          .31          .25          .19
Net income per share, diluted          .18          .29          .24          .18

2000                             MARCH 31      JUNE 30     SEPT. 30      DEC. 31
----                            ----------   ----------   ----------   ----------

Operating revenues              $1,242,647   $1,460,675   $1,478,834   $1,467,404
Operating income                   155,408      314,558      300,109      251,070
Income before income taxes         155,973      310,865      301,073      249,453
Net income                          95,643(1)   190,622      184,298      154,661
Net income per share, basic            .19(1)       .38          .37          .31
Net income per share, diluted          .18(1)       .36          .35          .29

(1) Excludes cumulative effect of accounting change of $22.1 million ($.04 per share).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 2001. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

      See "Compensation of Executive Officers," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Voting Securities and Principal Shareholders," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 16, 2001.

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

         3.2 Bylaws of Southwest, as amended through May 2000 (incorporated by reference to Exhibit 1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-7259).

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

         10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to
                  Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit
                  10.1 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)).

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

         10.4 1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

         10.5     1991 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.6 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

         10.7 1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-40653)).

         10.8     Southwest Airlines Co. Profit Sharing Plan.

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

(b) The following reports on Form 8-K were filed during the fourth quarter of 2000.

         None to be reported.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

January 24, 2001
                                               By /s/ Gary C. Kelly
                                                  -----------------------
                                                  Gary C. Kelly
                                                  Vice President-Finance,
                                                  Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 24, 2001 on behalf of the registrant and in the capacities indicated.

         Signature                            Capacity
         ---------                            --------

/s/ Herbert D. Kelleher         Chairman of the Board of Directors,
----------------------------    President and Chief Executive Officer
Herbert D. Kelleher

/s/ Gary C. Kelly               Vice President-Finance
----------------------------    (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop           Director
----------------------------
Samuel E. Barshop

                                Director
----------------------------
Gene H. Bishop

                                Director
----------------------------
C. Webb Crockett

/s/ William H. Cunningham       Director
----------------------------
William H. Cunningham

/s/ William P. Hobby, Jr.       Director
----------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson           Director
----------------------------
Travis C. Johnson

                                Director
----------------------------
R. W. King

                                Director
----------------------------
June M. Morris

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on
           Form S-3 (File No. 33-52155)); Amendment to Restated Articles of
           Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996 (File No. 1-7259); Amendment to Restated Articles of
           Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of
           Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Registration Statement on Form S-8 (File No.
           333-82735)).

  3.2 Bylaws of Southwest, as amended through March, 2000 (incorporated by reference to Exhibit 1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-7259)).

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

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

           Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

  10.1     Purchase Agreement No. 1810, dated January 19, 1994 between The
           Boeing Company and Southwest (incorporated by reference to Exhibit
           10.4 to Southwest's Annual Report on Form 10-K for the year ended
           December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1.
           (incorporated by reference to Exhibit 10.3 to Southwest's Annual
           Report on Form 10-K for the year ended December 31, 1996 (File No.
           1-7259)).; Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental
           Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit
           10.1 to Southwest's Annual Report on Form 10-K for the year ended
           December 31, 1998 (File No. 1-7259)), Supplemental Agreements Nos. 8,
           9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest's
           Annual Report on Form 10-K for the year ended December 31, 1999 (File
           No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14
           (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly
           Report on form 10-Q for the quarter ended September 30, 2000 (File
           No. 1-7259)).

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

  10.4     1996 stock option agreements between Southwest and Herbert D.
           Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's
           Annual Report on Form 10-K for the year ended December 31, 1996 (File
           No. 1-7259)).

  10.5     1991 Incentive Stock Option Plan (incorporated by reference to
           Exhibit 4.1 to Registration Statement on Form S-8 (File No.
           33-40652)).

  10.6     1991 Non-Qualified Stock Option Plan (incorporated by reference to
           Exhibit 4.2 to Registration Statement on Form S-8 (File No.
           33-40652)).

  10.7     1991 Employee Stock Purchase Plan as amended September 21, 2000
           (incorporated by reference to Exhibit 4 to Amendment No. 1 to
           Registration Statement on Form S-8 (File No. 333-40653)).

  10.8     Southwest Airlines Co. Profit Sharing Plan.

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

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