Form 10-Q
period 2001-03-31
SOUTHWEST AIRLINES CO
filed 2001-05-01
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

     Number of shares of Common Stock outstanding as of the close of business on April 27, 2001:

                            761,643,359
























                           SOUTHWEST AIRLINES CO.
                                FORM 10-Q
                      Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           Southwest Airlines Co.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                               (unaudited)

                                      March 31, 2001  December 31, 2000
ASSETS
Current assets:
 Cash and cash equivalents                  $684,678           $522,995
 Accounts and other receivables              144,467            138,070
 Inventories of parts and supplies,
   at cost                                    78,817             80,564
 Deferred income taxes                        28,132             28,005
 Fuel hedge contracts                         63,773             22,515
 Prepaid expenses and other
   current assets                             44,547             39,387
      Total current assets                 1,044,414            831,536

Property and equipment:
 Flight equipment                          7,108,197          6,831,913
 Ground property and equipment               823,835            800,718
 Deposits on flight equipment
   purchase contracts                        286,969            335,164
                                           8,219,001          7,967,795
 Less allowance for depreciation           2,232,500          2,148,070
                                           5,986,501          5,819,725
 Other assets                                 34,938             18,311
                                          $7,065,853         $6,669,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $316,112           $312,716
 Accrued liabilities                         537,755            499,874
 Air traffic liability                       504,846            377,061
 Income taxes payable                         19,572                  -
 Current maturities of long-term debt        110,136            108,752
     Total current liabilities             1,488,421          1,298,403

Long-term debt less current maturities       754,686            760,992
Deferred income taxes                        891,186            852,865
Deferred gains from sale and leaseback
   of aircraft                               203,728            207,522
Other deferred liabilities                    85,726             98,470
Stockholders' equity:
 Common stock                                761,826            507,897
 Capital in excess of par value                    -            103,780
 Retained earnings                         2,858,932          2,902,007
 Accumulated other comprehensive
   income                                     35,795                  -
 Treasury stock at cost                      (14,447)           (62,364)
     Total stockholders' equity            3,642,106          3,451,320
                                          $7,065,853         $6,669,572

See accompanying notes.






                         Southwest Airlines Co.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share amounts)
                              (unaudited)

                                           Three months ended March 31,
                                               2001             2000

OPERATING REVENUES:
 Passenger                                 $1,381,276       $1,199,885
 Freight                                       25,781           27,066
 Other                                         21,560           15,696
   Total operating revenues                 1,428,617        1,242,647
OPERATING EXPENSES:
 Salaries, wages, and benefits                447,431          381,489
 Fuel and oil                                 209,584          197,071
 Maintenance materials and repairs             98,524           93,565
 Agency commissions                            30,494           37,216
 Aircraft rentals                              48,045           49,347
 Landing fees and other rentals                70,018           65,019
 Depreciation                                  77,692           66,698
 Other operating expenses                     236,672          196,834
   Total operating expenses                 1,218,460        1,087,239

OPERATING INCOME                              210,157          155,408

OTHER EXPENSES (INCOME):
 Interest expense                              17,012           17,223
 Capitalized interest                          (6,199)          (7,001)
 Interest income                               (8,882)          (6,649)
 Other (gains) losses, net                     11,724           (4,138)
   Total other expenses (income)               13,655             (565)
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     196,502          155,973
PROVISION FOR INCOME TAXES                     75,457           60,330
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE               121,045           95,643
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (Net of Income Taxes of
 $14.0 million)                                     -          (22,131)
NET INCOME                                   $121,045          $73,512
NET INCOME PER SHARE, BASIC BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                           $ .16            $ .13
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                               -             (.03)
NET INCOME PER SHARE, BASIC                     $ .16            $ .10
NET INCOME PER SHARE, DILUTED BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                      $ .15            $ .12
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                               -             (.03)
NET INCOME PER SHARE, DILUTED                   $ .15            $ .09
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                        760,225          745,736
 Diluted                                      807,744          789,534

See accompanying notes.








                          Southwest Airlines Co.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)

                                            Three months ended March 31,
                                               2001              2000

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                  $420,598          $415,565

INVESTING ACTIVITIES:
 Net purchases of property and
   equipment                                 (254,328)         (191,810)

FINANCING ACTIVITIES:
 Payments of long-term debt and
   capital lease obligations                   (5,019)           (4,411)
 Payments of cash dividends                    (6,570)           (5,510)
 Proceeds from Employee stock plans             7,002            11,271
 Repurchases of common stock                        -          (101,363)

NET CASH (USED IN)
 FINANCING ACTIVITIES                          (4,587)         (100,013)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                  161,683           123,742
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                          522,995           418,819

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $684,678          $542,561

CASH PAYMENTS FOR:
 Interest, net of amount capitalized          $18,086           $12,453
 Income taxes                                  $3,109              $621

See accompanying notes.





                         SOUTHWEST AIRLINES CO.
          Notes to Condensed Consolidated Financial Statements
                              (unaudited)


     1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended March 31, 2001 and 2000 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2000.

     2. Dividends - During the three month period ended March 31, 2001, dividends of $.0045 per share were declared on the 760.7 million shares of common stock then outstanding. During the three month period ended March 31, 2000, dividends of $.0037 per share were declared on the 745.7 million shares of common stock then outstanding.

     3. Common stock - On January 18, 2001, the Company's Board of Directors declared a three-for-two stock split, distributing 253.9 million shares on February 15, 2001. All share and per share data presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been restated for the stock split.

     4. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

     5. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts)(unaudited):

                                          Three months ended March 31,
                                             2001             2000
NUMERATOR:

 Net income before cumulative effect
   of change in accounting principle       $121,045          $95,643
 Cumulative effect of change in
   accounting principle                           -          (22,131)
 Net income available to common
   stockholders                            $121,045          $73,512

DENOMINATOR:
 Weighted-average shares
   outstanding, basic                       760,225          745,736
 Dilutive effect of Employee stock
   options                                   47,519           43,798
 Adjusted weighted-average shares
   outstanding, diluted                     807,744          789,534

NET INCOME PER SHARE:
 Basic, before cumulative effect of
   change in accounting principle              $.16             $.13
 Cumulative effect of change in
   accounting principle                           -             (.03)
 Basic                                         $.16             $.10

 Diluted, before cumulative effect of
   change in accounting principle              $.15             $.12
 Cumulative effect of change in
   accounting principle                           -             (.03)
 Diluted                                       $.15             $.09


     6. Accounting changes - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in accumulated other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in Other (gains)/losses in the Condensed Consolidated Statement of Income. Any portion of a change in a derivative's fair value that the Company has elected to exclude from its measurement of effectiveness, such as the change in time value of option contracts, is recorded immediately in Other (gains)/losses in the Condensed Consolidated Statement of Income.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. The Company endeavors to acquire jet fuel at the lowest prevailing prices possible. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that crude oil contracts and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At March 31, 2001, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its remaining 2001 total anticipated jet fuel requirements, approximately 27 percent of its 2002 total anticipated jet fuel requirements, and a small portion of its 2005 total anticipated jet fuel requirements. As of March 31, 2001, nearly all of the Company's remaining 2001 hedges, and the majority of its 2002 hedges, are effectively heating oil-based positions. All remaining hedge positions are crude oil-based positions.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Condensed Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in accumulated other comprehensive income. The portion of the transition adjustment in "Accumulated other comprehensive income" that was recognized in earnings during first quarter 2001 was a gain of $16.8 million, net of tax. During first quarter 2001, the Company recognized approximately $2.5 million of net expense, related to the ineffectiveness of its hedges, in Other losses on the Condensed Consolidated Statement of Income. During first quarter 2001, the Company recognized approximately $8.4 million of net expense, related to the change in time value of hedge instruments, in Other (gains)/losses on the Condensed Consolidated Statement of Income.
The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards resulting from the flight segment credits sold are earned and flown or credits expire unused. Due to this change, the Company recorded a cumulative adjustment in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.03 per share, basic and diluted.




7. Comprehensive income - Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting and unrealized gains and losses on certain investments. For the three months ended March 31, 2001, comprehensive income totaled $156.8 million. The difference between net income and comprehensive income for the three months ended March 31, 2001 is as follows (in thousands):


                                         Three months ended
                                           March 31, 2001

Net income                                    $121,045


 Unrealized gain (loss) on
   Derivative instruments, net of
   deferred taxes of $23,575                    36,494
 Other, net of deferred taxes of ($452)           (699)
 Total other comprehensive income               35,795

Comprehensive income                          $156,840



As of March 31, 2001, the Company had approximately $36.5 million in unrealized gains, net of tax, in accumulated other comprehensive income related to fuel hedges, of which approximately $32.9 million is expected to be realized in earnings over the next twelve months following March 31, 2001. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded unrealized fuel hedge gains of $46.1 million, net of tax, of which approximately $45.1 million is expected to be realized in earnings over the twelve months following January 1, 2001. A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in thousands):


                                                       Accumulated
                                   Fuel                   other
                                   hedge              comprehensive
                                derivatives   Other       income

Balance at December 31, 2000           -          -              -
 January 1, 2001 transition
   adjustment                  $  46,089          -      $  46,089
 Current-period changes in
   value                           4,279      ($699)         3,580
 Reclassification to
   earnings                      (13,874)         -        (13,874)
Balance at March 31, 2001      $  36,494      ($699)     $  35,795
















Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Comparative Consolidated Operating Statistics

     Relevant operating statistics for the three months ended March 31, 2001 and 2000 are as follows:

SOUTHWEST AIRLINES CO.
COMPARATIVE CONSOLIDATED OPERATING STATISTICS

                                        Three months ended March 31,
                                      2001          2000       Change

Revenue passengers carried        15,716,020    14,389,276        9.2%
Revenue passenger miles
  (RPMs) (000s)                   10,662,391     9,453,201       12.8%
Available seat miles
  (ASMs) (000s)                   15,852,999    14,153,959       12.0%
Load factor                             67.3%         66.8%       .5 pts.
Average length of passenger
  haul                                   678           657        3.2%
Trips flown                          231,793       218,615        6.0%
Average passenger fare                $87.89        $83.39        5.4%
Passenger revenue yield per
  RPM (cents)                          12.95         12.69        2.0%
Operating revenue yield per
  ASM (cents)                           9.01          8.78        2.6%
Operating expenses per ASM
  (cents)                               7.69          7.68        0.1%
Operating expenses per ASM,
  excluding fuel (cents)                6.36          6.29        1.1%
Fuel costs per gallon, excluding
  fuel tax (cents)                     78.53         81.98       (4.2)%
Number of Employees at
  period-end                          29,563        27,911        5.9%
Size of fleet at period-end              352           315       11.7%


Material Changes in Results of Operations

     Consolidated net income for first quarter 2001 was $121.0 million ($.15 per share, diluted), as compared to first quarter 2000 net income, before the cumulative effect of change in accounting principle, of $95.6 million ($.12 per share, diluted), an increase of 26.6 percent. The prior year's net income per share amounts have been restated for the 2001 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). The cumulative effect of change in accounting principle for first quarter 2000 was $22.1 million, net of taxes of $14.0 million (see Note 6 to the unaudited Condensed Consolidated Financial Statements). Net income and diluted net income per share, after the cumulative change in accounting principle, for first quarter 2000 were $73.5 million and $.09, respectively. Operating income for first quarter 2001 was $210.2 million, an increase of 35.2 percent compared to 2000.

     Consolidated operating revenues increased 15.0 percent primarily due to a 15.1 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity. The Company experienced a 9.2 percent increase in revenue passengers carried, a 12.8 percent increase in RPMs, and a 2.0 percent increase in passenger revenue yield per RPM (passenger yield). The increase in RPMs exceeded a 12.0 percent increase in ASMs resulting in a load factor of 67.3 percent, or .5 points above the same prior year period. The increase in ASMs resulted primarily from the net addition of 37 aircraft since first quarter 2000, which represents an 11.7 percent increase in the Company's fleet size. The increase in passenger yield is primarily due to a 5.4 percent increase in average passenger fare, partially offset by a 3.2 percent increase in average length of passenger haul.

     Based on current traffic and booking trends thus far in April and considering an estimated increase in available seat miles of 11.6 percent for second quarter 2001, the Company's second quarter 2001 load factor is forecasted to be lower than second quarter 2000's load factor of 74.3 percent. The April 2001 load factor is expected to fall below April 2000's load factor by approximately 2.0 points. RPM yields for April 2001 are expected to be in line with year ago levels. As a result of the weakening economy and industry environment, RPM yields may continue to soften. (The immediately preceding sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     Consolidated freight revenues decreased 4.7 percent primarily due to the recent U.S. economic decline experienced throughout first quarter 2001. Other revenues increased 37.4 percent. Approximately 51.1 percent of the increase in other revenues was from an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card, while 27.5 percent of the increase was due to an increase in charter revenues.

     Operating expenses per ASM were $.0769, compared to $.0768 for 2000. Excluding fuel expense, operating expenses per ASM increased 1.1 percent to $.0636. As in first quarter 2001, the Company currently expects that, excluding fuel, operating expenses per ASM in second quarter 2001 will continue to experience a moderate year-over-year increase compared to second quarter 2000. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, wage and productivity pressures from within the Company's work force and general economic conditions)


                          Southwest Airlines Co.
                        Operating Expenses per ASM
                     (in cents except percent change)

                         Three months ended March 31,
                                                       Inc/      Percent
                             2001          2000       (Dec)      Change

Salaries, wages, and
  benefits                   2.49          2.40        .09         3.8
Employee retirement
  plans                       .33           .29        .04        13.8
Fuel and oil                 1.32          1.39       (.07)       (5.0)
Maintenance materials
  and repairs                 .62           .66       (.04)       (6.1)
Agency commissions            .19           .26       (.07)      (26.9)
Aircraft rentals              .30           .35       (.05)      (14.3)
Landing fees and other
  rentals                     .44           .46       (.02)       (4.3)
Depreciation                  .49           .47        .02         4.3
Other operating expenses     1.51          1.40        .11         7.9

Total                        7.69          7.68        .01          .1



     Salaries, wages, and benefits per ASM increased 3.8 percent.
Approximately 63.3 percent of the increase was due to an increase in salaries, and approximately 28.9 percent of the increase was due to an increase in health benefits expense.

     Employee retirement plans expense per ASM increased 13.8 percent, primarily due to the increase in Company earnings available for profitsharing.

     Fuel and oil expense per ASM decreased 5.0 percent due to a 4.2 percent decrease in the average jet fuel cost per gallon compared to 2000. The average jet fuel cost per gallon in first quarter 2001 was $.7853 compared to $.8198 in first quarter 2000, including the effects of hedging activities. The Company's first quarter 2001 average jet fuel cost is net of approximately $24.4 million in "effective" hedging gains, as defined. See Note 6 to the Condensed Consolidated Financial Statements. The Company's first quarter 2000 average jet fuel cost is net of approximately $3.2 million in gains from hedging activities. As of March 31, 2001, the Company had hedges in place for approximately 80 percent of its anticipated jet fuel requirements for the remainder of 2001 at prices below market prices as of March 31, 2001. Including estimated hedging gains and considering current market prices and the continued effectiveness of the Company's fuel hedges, we are forecasting our second quarter 2001 average fuel price per gallon to be at or below second quarter 2000's average fuel cost per gallon of $.78. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain jet fuel price declines. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices.)

     Maintenance materials and repairs per ASM decreased 6.1 percent primarily due to a decrease in engine repair expense.

     Agency commissions per ASM decreased 26.9 percent, primarily due to a change in the Company's commission rate policy effective January 1, 2001. The Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. The percentage of commissionable revenues decreased from approximately 31 percent in first quarter 2000 to approximately 28 percent in first quarter 2001. Due to the Company's commission policy change in 2001, we expect agency commissions to continue to show year-over-year decreases throughout 2001 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

     Aircraft rentals per ASM decreased 14.3 percent compared to first quarter 2000 due to a lower percentage of the aircraft fleet being leased. Approximately 26.7 percent of the Company's aircraft fleet was under operating lease at March 31, 2001, compared to 30.5 percent at March 31, 2000. Based on the Company's current new aircraft delivery schedule and scheduled aircraft retirements for 2001, we expect to continue to have year-over-year decreases throughout 2001 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in the Company's current schedule for purchase and/or retirement of aircraft.)

     Landing fees and other rentals per ASM decreased 4.3 percent primarily as a result of a decrease in landing fees per ASM of 5.6 percent. Although landing fees declined on a per ASM basis, they were basically flat on a per trip basis. The growth in ASMs exceeded the trip growth primarily due to an increase in the average distance per aircraft trip flown.

     Depreciation expense per ASM increased 4.3 percent primarily due to a higher percentage of owned aircraft. All of the 39 aircraft added to the Company's fleet over the past twelve months have been purchased. This, combined with the retirement of two leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease from 69.5 percent at March 31, 2000 to 73.3 percent at March 31, 2001.

     Other operating expenses per ASM increased 7.9 percent primarily due to an increase in advertising costs.

     Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased 1.2 percent primarily due to a reduction in interest rates on the Company's floating rate debt. Capitalized interest decreased 11.5 percent primarily due to a reduction in progress payment balances for future aircraft deliveries. Interest income increased 33.6 percent primarily due to higher invested cash balances. Other losses in first quarter 2001 resulted primarily from the reduction in the time value portion of financial derivative instruments, such as premiums paid for option contracts, used in the Company's fuel hedging program. The Company excludes this change in time value from its tests of effectiveness, as defined by SFAS 133, and thus records the changes in other gains and losses. See Note 6 to the Condensed Consolidated Financial Statements. Other gains in first quarter 2000 were primarily due to proceeds received from the favorable conclusion of a lawsuit.




Liquidity and Capital Resources

     Net cash provided by operating activities was $420.6 million for the three months ended March 31, 2001 and $1,303.3 million for the 12 months then ended. Cash generated for the 12 months ended March 31, 2001 was primarily used to finance aircraft-related capital expenditures and provide working capital.

     During the 12 months ended March 31, 2001, net capital expenditures were $1,197.2 million, which primarily related to the purchase of 39 new 737-700 aircraft, and progress payments for future aircraft deliveries.

     The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of March 31, 2001, 17 737-700s are scheduled for delivery in the remainder of 2001, 27 in 2002, 13 in 2003, 29 in 2004, five in 2005, and 47 thereafter. In addition, the Company has options to purchase up to 87 737-700s during 2003-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2002. Aggregate funding needed for fixed commitments at March 31, 2001 was approximately $3,800 million due as follows: $473 million in 2001; $766 million in 2002; $472 million in 2003; $641 million in 2004; $379 million in 2005; and $1,069 million thereafter.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2001 of $684.7 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at March 31, 2001). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities which it may utilize for aircraft financing during 2001 and 2002.

     In January 2001, the Company began new service to Palm Beach
International Airport in West Palm Beach, Florida, with daily nonstop service to Tampa Bay, Orlando, Nashville, and Baltimore/Washington.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.





PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in July 1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. The IRS has proposed similar adjustments to the tax returns of numerous other members of the airline industry. In response to the statutory notice of deficiency, the Company filed a petition in the United States
     Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and there is no deficiency in the Company's tax liability for the taxable years in issue. On December 21, 2000, the national office of the IRS published a revenue ruling in which it concluded that aircraft inspection and maintenance, substantially the same as that in issue in the Company's Tax Court suit, is currently deductible as an ordinary and necessary business expense. Counsel for the Company and the IRS are in discussions in an attempt to resolve the controversy in conformity with the IRS revenue ruling and without the necessity of further litigation. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the first quarter of 2001, Herbert D. Kelleher exercised unregistered options to purchase Southwest Airlines Co. Common Stock as follows:

       Number of Shares        Option Price         Date of Exercise
          Purchased

           893,427                 $1.00                 1/2/2001


     The number of shares shown has not been adjusted for the February 15, 2001 3-for-2 stock split. The issuance of the above shares to Mr. Kelleher were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement which has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

          (10) 2001 Employment Contract between Southwest and Herbert D. Kelleher dated as of January 1, 2001

     b) Reports on Form 8-K

        None









                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOUTHWEST AIRLINES CO.

May 1, 2001                         By /s/ Gary C. Kelly

                                          Gary C. Kelly
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)