Form 10-Q
period 2001-06-30
SOUTHWEST AIRLINES CO
filed 2001-08-02
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001 or
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     Number of shares of Common Stock outstanding as of the close of business on July 27, 2001:

                                763,401,828

























                           SOUTHWEST AIRLINES CO.
                                 FORM 10-Q
                       Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           Southwest Airlines Co.
                    Condensed Consolidated Balance Sheets
                               (in thousands)
                                 (unaudited)

                                             June 30, 2001    December 31, 2000
ASSETS
Current assets:
 Cash and cash equivalents                        $968,347             $522,995
 Accounts and other receivables                    153,511              138,070
 Inventories of parts and supplies, at cost         79,570               80,564
 Deferred income taxes                              28,191               28,005
 Fuel hedge contracts                               59,512               22,515
 Prepaid expenses and other current assets          40,236               39,387
  Total current assets                           1,329,367              831,536

Property and equipment:
 Flight equipment                                7,241,839            6,831,913
 Ground property and equipment                     856,627              800,718
 Deposits on flight equipment purchase
   contracts                                       325,204              335,164
                                                 8,423,670            7,967,795
 Less allowance for depreciation                 2,318,958            2,148,070
                                                 6,104,712            5,819,725
Other assets                                        34,579               18,311
                                                $7,468,658           $6,669,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $336,029             $312,716
 Accrued liabilities                               632,479              499,874
 Air traffic liability                             510,103              377,061
 Income taxes payable                               40,203                    -
 Current maturities of long-term debt              110,501              108,752
  Total current liabilities                      1,629,315            1,298,403

Long-term debt less current maturities             752,602              760,992
Deferred income taxes                              971,452              852,865
Deferred gains from sale and leaseback
  of aircraft                                      199,933              207,522
Other deferred liabilities                          93,802               98,470
Stockholders' equity:
 Common stock                                      762,829              507,897
 Capital in excess of par value                      5,996              103,780
 Retained earnings                               3,020,813            2,902,007
 Accumulated other comprehensive income             31,916                    -
 Treasury stock, at cost                                 -              (62,364)
  Total stockholders' equity                     3,821,554            3,451,320
                                                $7,468,658           $6,669,572

See accompanying notes.









                               Southwest Airlines Co.
                    Condensed Consolidated Statements of Income
                      (in thousands, except per share amounts)
                                   (unaudited)

                         Three months ended June 30,  Six months ended June 30,
                             2001          2000          2001          2000
OPERATING REVENUES:
 Passenger               $1,505,329    $1,415,958    $2,886,605    $2,615,843
 Freight                     24,869        27,968        50,650        55,034
 Other                       23,587        16,749        45,147        32,445
  Total operating
    revenues              1,553,785     1,460,675     2,982,402     2,703,322
OPERATING EXPENSES:
 Salaries, wages, and
   benefits                 473,042       422,247       920,473       803,736
 Fuel and oil               208,029       197,608       417,613       394,679
 Maintenance materials
   and repairs              102,910        90,311       201,434       183,876
 Agency commissions          30,084        41,310        60,578        78,526
 Aircraft rentals            47,879        49,023        95,924        98,370
 Landing fees and
   other rentals             77,156        64,982       147,174       130,001
 Depreciation                78,213        68,523       155,905       135,221
 Other operating expenses   245,610       212,113       482,282       408,947
   Total operating
     expenses             1,262,923     1,146,117     2,481,383     2,233,356
OPERATING INCOME            290,862       314,558       501,019       469,966
OTHER EXPENSES (INCOME):
 Interest expense            16,460        17,442        33,471        34,665
 Capitalized interest        (5,640)       (6,905)      (11,839)      (13,906)
 Interest income            (10,236)      (10,511)      (19,118)      (17,160)
 Other (gains) losses, net    2,827         3,667        14,552          (471)
   Total other expenses
     (income)                 3,411         3,693        17,066         3,128
INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                 287,451       310,865       483,953       466,838
PROVISION FOR INCOME
  TAXES                     111,818       120,243       187,275       180,573
NET INCOME BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                 175,633       190,622       296,678       286,265
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (Net of
  Income Taxes of $14.0
  million)                        -             -             -       (22,131)
NET INCOME                 $175,633      $190,622      $296,678      $264,134
NET INCOME PER SHARE,
  BASIC BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE        $ .23         $ .26         $ .39         $ .38
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -             -             -          (.03)
NET INCOME PER SHARE,
  BASIC                       $ .23         $ .26         $ .39         $ .35
NET INCOME PER SHARE,
  DILUTED BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                   $ .22         $ .24         $ .37         $ .36
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -             -             -          (.03)
NET INCOME PER SHARE,
  DILUTED                     $ .22         $ .24         $ .37         $ .33
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
 Basic                      762,139       745,943       761,188       745,839
 Diluted                    806,524       793,069       807,140       791,301
See accompanying notes.


                             Southwest Airlines Co.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                         Six months ended June 30,
                                       2001                     2000
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                         $904,820                 $811,538

INVESTING ACTIVITIES:
 Net purchases of property
   and equipment                     (460,761)                (496,020)

FINANCING ACTIVITIES:
 Payments of long-term debt
   and capital lease
   obligations                         (6,834)                  (7,790)
 Payments of cash dividends           (10,002)                  (8,247)
 Proceeds from Employee
   stock plans                         18,129                   25,947
 Repurchases of common stock                -                 (107,597)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  1,293                  (97,687)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                         445,352                  217,831
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 522,995                  418,819

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $968,347                 $636,650

CASH PAYMENTS FOR:
 Interest, net of amount
   capitalized                        $22,530                  $16,362
 Income taxes                         $10,601                  $21,328

See accompanying notes.



                            Southwest Airlines Co.
            Notes to Condensed Consolidated Financial Statements
                                 (unaudited)


     1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended June 30, 2001 and 2000 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2000.

     2. Dividends - During the three months ended June 30, 2001 and March 31, 2001, dividends of $.0045 per share were declared on the 762.7 million and 760.7 million shares of common stock then outstanding, respectively. During the three months ended June 30, 2000 and March 31, 2000, dividends of $.0037 per share were declared on the 746.5 million and 745.7 million shares of common stock then outstanding, respectively.

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

     5. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts)(unaudited):



                      Three months ended June 30,  Six months ended June 30,
                          2001         2000           2001         2000
NUMERATOR:

 Net income before
   cumulative effect
   of change in
   accounting
   principle            $175,633     $190,622       $296,678     $286,265
 Cumulative effect of
   change in
   accounting
   principle                   -            -              -      (22,131)
 Net income available
   to common
   stockholders         $175,633     $190,622       $296,678     $264,134

DENOMINATOR:
 Weighted-average
   shares outstanding,
   basic                 762,139      745,943        761,188      745,839
 Dilutive effect of
   Employee stock
   options                44,385       47,126         45,952       45,462
 Adjusted weighted-
   average shares
   outstanding,
   diluted               806,524      793,069        807,140      791,301

NET INCOME PER SHARE:
 Basic, before
   cumulative effect
   of change in
   accounting principle     $.23         $.26           $.39         $.38
 Cumulative effect of
   change in accounting
   principle                   -            -              -         (.03)
 Basic                      $.23         $.26           $.39         $.35

 Diluted, before
   cumulative effect of
   change in accounting
   principle                $.22         $.24           $.37         $.36
 Cumulative effect of
   change in accounting
   principle                   -            -              -         (.03)
 Diluted                    $.22         $.24           $.37         $.33


     6. Accounting changes - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in accumulated other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in Other (gains)/losses in the Condensed Consolidated Statement of Income. Any portion of a change in a derivative's fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

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

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At June 30, 2001, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its remaining 2001 total anticipated jet fuel requirements, approximately 47 percent of its 2002 total anticipated jet fuel requirements, and small portions of its 2003-2005 total anticipated jet fuel requirements. As of June 30, 2001, nearly all of the Company's remaining 2001 hedges, and the majority of its 2002 hedges, are effectively heating oil-based positions. All other remaining hedge positions are crude oil-based positions.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Condensed Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in accumulated other comprehensive income. The portion of the transition adjustment in "Accumulated other comprehensive income" that was recognized in earnings during second quarter 2001 was a gain of $10.0 million, net of tax. During second quarter 2001, the Company recognized approximately $1.8 million as a net reduction of Other losses, related to the ineffectiveness of its hedges, in the Condensed Consolidated Statement of Income. During second quarter 2001, the Company recognized approximately $4.7 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in Other (gains)/losses in the Condensed Consolidated Statement of Income. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

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

     7. Comprehensive income - Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the three and six months ended June 30, 2001, comprehensive income totaled $171.8 million and $328.6 million, respectively. The difference between net income and comprehensive income for the three and six months ended June 30, 2001 is as follows (in thousands):

                                Three months ended          Six months ended
                                   June 30, 2001              June 30, 2001

Net income                                $175,633                  $296,678

 Unrealized gain (loss) on
   derivative instruments, net
   of deferred taxes of ($2,556)
   and $21,020                              (3,956)                   32,538
 Other, net of deferred taxes of
   $50 and ($402)                               77                      (622)
 Total other comprehensive income           (3,879)                   31,916

Comprehensive income                      $171,754                  $328,594


As of June 30, 2001, the Company had approximately $32.5 million in unrealized gains, net of tax, in accumulated other comprehensive income related to fuel hedges, of which approximately $30.0 million is expected to be realized in earnings over the next twelve months following June 30, 2001. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded unrealized fuel hedge gains of $46.1 million, net of tax, of which approximately $45.1 million is expected to be realized in earnings over the twelve months following January 1, 2001.

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in thousands):

                                                              Accumulated
                                   Fuel                          other
                                   hedge                     comprehensive
                                derivatives     Other            income
Balance at December 31, 2000              -           -                -
 January 1, 2001 transition
   adjustment                     $  46,089           -        $  46,089
 First half 2001 changes in
   value                             13,565       ($622)          12,943
 Reclassification to earnings       (27,116)          -          (27,116)
Balance at June 30, 2001          $  32,538       ($622)       $  31,916



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Comparative Consolidated Operating Statistics

     Relevant operating statistics for the three and six months ended June 30, 2001 and 2000 follow:

SOUTHWEST AIRLINES CO.
COMPARATIVE CONSOLIDATED
OPERATING STATISTICS

                  Three months ended June 30,       Six months ended June 30,
                  2001        2000    Change       2001        2000    Change

Revenue
  passengers
  carried     17,526,753  16,501,441   6.2%    33,242,773  30,890,717   7.6%
Revenue
  passenger
  miles (RPMs)
  (000s)      11,788,386  10,954,767   7.6%    22,450,777  20,407,968  10.0%
Available seat
  miles (ASMs)
  (000s)      16,443,810  14,744,769  11.5%    32,296,808  28,898,727  11.8%
Load factor         71.7%       74.3% (2.6)pts.      69.5%       70.6% (1.1)pts.
Average length
  of passenger
  haul               673         664   1.4%           675         661   2.1%
Trips flown      238,397     223,643   6.6%       470,190     442,258   6.3%
Average
  passenger
  fare            $85.89      $85.81   0.1%        $86.83      $84.68   2.5%
Passenger revenue
  yield per RPM
  (cents)          12.77       12.93 (1.2)%         12.86       12.82   0.3%
Operating revenue
  yield per ASM
  (cents)           9.45        9.91 (4.6)%          9.23        9.35 (1.3)%
Operating expenses
  per ASM (cents)   7.68        7.77 (1.2)%          7.68        7.73 (0.6)%
Operating expenses
  per ASM,
  excluding fuel
  (cents)           6.42        6.43 (0.2)%          6.39        6.36   0.5%
Fuel costs per
  gallon,
  excluding fuel
  tax (cents)      74.96       78.02 (3.9)%         76.71       79.95 (4.1)%
Number of
  Employees at
  period-end      30,369      27,828   9.1%        30,369      27,828   9.1%
Size of fleet at
  period-end         356         324   9.9%           356         324   9.9%


     Operating expenses per ASM for the three and six months ended June 30, 2001 and 2000 are as follows (in cents except percent change):

                    Three months ended June 30,     Six months ended June 30,
                                         Percent                        Percent
                   2001       2000       Change     2001       2000     Change

Salaries, wages,
  and benefits     2.46       2.38         3.4      2.48       2.39       3.8
Employee
  retirement
  plans             .42        .48       (12.5)      .37        .38      (2.6)
Fuel and oil       1.27       1.34        (5.2)     1.29       1.37      (5.8)
Maintenance
  materials and
  repairs           .63        .61         3.3       .62        .64      (3.1)
Agency
  commissions       .18        .28       (35.7)      .19        .27     (29.6)
Aircraft rentals    .29        .33       (12.1)      .30        .34     (11.8)
Landing fees and
  other rentals     .47        .44         6.8       .46        .45       2.2
Depreciation        .48        .46         4.3       .48        .47       2.1
Other operating
  expenses         1.48       1.45         2.1      1.49       1.42       4.9

Total              7.68       7.77        (1.2)     7.68       7.73       (.6)


Material Changes in Results of Operations

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30,
2000

     Consolidated net income for second quarter 2001 was $175.6 million ($.22 per share, diluted), as compared to second quarter 2000 net income of $190.6 million ($.24 per share, diluted), a decrease of 7.9 percent. The prior year's net income per share amounts have been restated for the 2001 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Operating income for second quarter 2001 was $290.9 million, a decrease of 7.5 percent compared to 2000.

     Consolidated operating revenues increased 6.4 percent primarily due to a 6.3 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, as available seat miles (ASMs) increased 11.5 percent. The increase in ASMs resulted primarily from the net addition of 32 aircraft since second quarter 2000, which represents a 9.9 percent increase in the Company's fleet size. The increase in ASMs was partially offset by a decrease in the Company's load factor of 2.6 points to 71.7 percent. The Company experienced a 6.2 percent increase in revenue passengers carried, a 7.6 percent increase in RPMs, and a 1.2 percent decrease in passenger revenue yield per RPM (passenger yield). The decrease in passenger yield is primarily due to a 1.4 percent increase in average length of passenger haul, while the average passenger fare remained basically flat.

     Based on current traffic, booking, and revenue trends thus far in July, the Company's third quarter 2001 unit revenues are expected to be below those of third quarter 2000. The third quarter 2001 load factor is currently expected to be strong relative to historical levels, but has been stimulated by successful discount and promotional programs. As a result, the Company also expects earnings to be below the third quarter 2000 level. (The immediately preceding sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     Consolidated freight revenues decreased 11.1 percent primarily due to the current economic and industry environment. There were decreases in both the number of freight shipments and revenue per shipment. Other revenues increased 40.8 percent. Approximately 51.4 percent of the increase in other revenues was from an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card, while 25.4 percent of the increase was due to an increase in charter revenues.

     Operating expenses per ASM were $.0768, compared to $.0777 for 2000. Excluding fuel expense, operating expenses per ASM decreased .2 percent to $.0642. The Company currently expects that, excluding fuel, operating expenses per ASM in third quarter 2001 will be slightly lower than last year's third quarter performance. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, wage and productivity pressures from within the Company's work force and general economic conditions).

     Salaries, wages, and benefits per ASM increased 3.4 percent. The increase was primarily due to an increase in benefits costs, primarily health care and workers' compensation.

     Employee retirement plans expense per ASM decreased 12.5 percent, primarily due to the decrease in Company earnings available for profitsharing.

     Fuel and oil expense per ASM decreased 5.2 percent due to a 3.9 percent decrease in the average jet fuel cost per gallon compared to 2000. The average jet fuel cost per gallon in second quarter 2001 was $.7496 compared to $.7802 in second quarter 2000, including the effects of hedging activities. The Company's second quarter 2001 average jet fuel cost is net of approximately $20.4 million in "effective" hedging gains, as defined. See Note 6 to the Condensed Consolidated Financial Statements. The Company's second quarter 2000 average jet fuel cost is net of approximately $3.1 million in gains from hedging activities. As of June 30, 2001, the Company had hedges in place for approximately 80 percent of its anticipated jet fuel requirements for the remainder of 2001 at prices below market prices as of June 30, 2001. Including estimated hedging gains and considering current market prices and the continued effectiveness of the Company's fuel hedges, we are forecasting our third quarter 2001 average fuel price per gallon to be below second quarter 2001's average fuel cost per gallon of $.7496. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain jet fuel price declines. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices and the continued effectiveness of the Company's fuel hedges.)

     Maintenance materials and repairs per ASM increased 3.3 percent.
An increase in airframe inspection and repairs expense per ASM was partially offset by a slight decrease in engine repair expense per ASM.
The increase in airframe inspection and repairs was primarily a result of more of these repairs being outsourced than in the prior year due to a larger amount of this type of work than the Company could perform with internal headcount and facilities. The decrease in engine repair expense per ASM was primarily due to the Company's capacity growth exceeding the increase in expense. Virtually all the Company's second quarter capacity growth was accomplished with new aircraft, most of which have not yet begun to incur any meaningful engine repair costs. The Company expects third quarter 2001 maintenance materials and repairs per ASM to approximate third quarter 2000 expense. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

     Agency commissions per ASM decreased 35.7 percent, primarily due to a change in the Company's commission rate policy effective January 1, 2001. The Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. The percentage of commissionable revenues decreased from approximately 28 percent in second quarter 2000 to approximately 26 percent in second quarter 2001. Due to the Company's commission policy change in 2001, we expect agency commissions to continue to show year-over-year decreases throughout 2001 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

     Aircraft rentals per ASM decreased 12.1 percent compared to second quarter 2000 due to a lower percentage of the aircraft fleet being leased. Approximately 26.4 percent of the Company's aircraft fleet was under operating lease at June 30, 2001, compared to 29.3 percent at June 30, 2000. Based on the Company's current new aircraft delivery schedule and scheduled aircraft retirements for 2001, we expect to continue to have year-over-year decreases throughout 2001 for aircraft rentals expense on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in the Company's current schedule for purchase and/or retirement of aircraft.)

     Landing fees and other rentals per ASM increased 6.8 percent primarily as a result of an increase in other rentals. This increase is primarily due to the Company's expansion of facilities in several airports.

     Depreciation expense per ASM increased 4.3 percent primarily due to a higher percentage of owned aircraft. All of the 33 aircraft added to the Company's fleet over the past twelve months have been purchased. This, combined with the retirement of one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease from 70.7 percent at June 30, 2000 to 73.6 percent at June 30, 2001.

     Other operating expenses per ASM increased 2.1 percent primarily from small increases in several areas, including system development projects, insurance costs, and employee-related costs such as relocation, travel, and non-essential training that had been previously deferred as part of a prior year cost reduction effort.

     Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased 5.6 percent primarily due to a reduction in interest rates on the Company's floating rate debt. Capitalized interest decreased 18.3 percent primarily due to a reduction in progress payment balances for future aircraft deliveries. Interest income decreased 2.6 percent as higher invested cash balances were more than offset by a decrease in rates earned on investments. Other losses in second quarter 2001 resulted primarily from the reduction in the time value portion of financial derivative instruments, such as premiums paid for option contracts, used in the Company's fuel hedging program. See Note 6 to the Condensed Consolidated Financial Statements. Other losses in second quarter 2000 were primarily due to a write-down associated with a discontinued project.


Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

     Consolidated net income for the six months ended June 30, 2001 was $296.7 million ($.37 per share, diluted), as compared to 2000 net income, before the cumulative effect of change in accounting principle, of $286.3 million ($.36 per share, diluted), an increase of 3.6 percent. The prior year's net income per share amounts have been restated for the 2001 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). The cumulative effect of change in accounting principle for the six months ended June 30, 2000 was $22.1 million, net of taxes of $14.0 million (see Note 6 to the unaudited Condensed Consolidated Financial Statements). Net income and diluted net income per share, after the cumulative change in accounting principle, for the six months ended June 30, 2000 were $264.1 million and $.33, respectively. Operating income for the six months ended June 30, 2001 was $501.0 million, an increase of 6.6 percent compared to 2000.

     Consolidated operating revenues increased 10.3 percent primarily due to a 10.4 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity. The Company experienced a 7.6 percent increase in revenue passengers carried, a 10.0 percent increase in RPMs, and a .3 percent increase in passenger revenue yield per RPM (passenger yield). The increase in RPMs coupled with an 11.8 percent increase in ASMs resulting in a load factor of 69.5 percent, or 1.1 points below the same prior year period. The increase in ASMs resulted primarily from the net addition of 32 aircraft since second quarter 2000, which represents a 9.9 percent increase in the Company's fleet size.

     Consolidated freight revenues decreased 8.0 percent primarily due to the current economic and industry environment. There were decreases in both the number of freight shipments and revenue per shipment. Other revenues increased 39.1 percent. Approximately 51.3 percent of the increase in other revenues was from an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card, while 26.4 percent of the increase was due to an increase in charter revenues.

     Operating expenses per ASM were $.0768, compared to $.0773 for 2000. Excluding fuel expense, operating expenses per ASM increased .5 percent to $.0639.

     Salaries, wages, and benefits per ASM increased 3.8 percent.
Approximately 57 percent of the increase was due to an escalation in health benefits costs, while approximately 43 percent of the increase was in salaries and wages.

     Employee retirement plans expense per ASM decreased 2.6 percent, primarily due to the increase in ASMs exceeding the increase in Company earnings available for profitsharing.

     Fuel and oil expense per ASM decreased 5.8 percent due to a 4.1 percent decrease in the average jet fuel cost per gallon compared to 2000. The average jet fuel cost per gallon for the six months ended June 30, 2001 was $.7671 compared to $.7995 in 2000, including the effects of hedging activities. The Company's 2001 average jet fuel cost is net of approximately $44.8 million in "effective" hedging gains, as defined. See
Note 6 to the Condensed Consolidated Financial Statements. The Company's 2000 average jet fuel cost is net of approximately $6.3 million in gains from hedging activities.

     Maintenance materials and repairs per ASM decreased 3.1 percent. A decrease in engine repair expense per ASM was partially offset by an increase in airframe inspection and repairs expense per ASM. The decrease in engine repair expense per ASM was primarily due to the Company's capacity growth exceeding the increase in expense. Virtually all the Company's 2001 capacity growth was accomplished with new aircraft, most of which have not yet begun to incur any meaningful engine repair costs. The increase in airframe inspection and repairs was primarily a result of more of these repairs being outsourced than in the prior year due to a larger amount of this type of work than the Company could perform with internal headcount and facilities.

     Agency commissions per ASM decreased 29.6 percent, primarily due to a change in the Company's commission rate policy effective January 1, 2001. The Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. The percentage of commissionable revenues decreased from approximately 29 percent in 2000 to approximately 27 percent in 2001.

     Aircraft rentals per ASM decreased 11.8 percent due to a lower percentage of the aircraft fleet being leased.

     Landing fees and other rentals per ASM increased 2.2 percent primarily as a result of an increase in other rentals. This increase is primarily due to the Company's expansion of facilities in several airports.

     Depreciation expense per ASM increased 2.1 percent primarily due to a higher percentage of the aircraft fleet being owned.

     Other operating expenses per ASM increased 4.9 percent primarily from small increases in several areas that had previously been deferred as part of a prior year cost reduction effort.

     Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased 3.4 percent primarily due to a reduction in interest rates on the Company's floating rate debt. Capitalized interest decreased 14.9 percent primarily due to a reduction in progress payment balances for future aircraft deliveries. Interest income increased 11.4 percent primarily due to an increase in invested cash balances. Other losses in 2001 resulted primarily from the reduction in the time value portion of financial derivative instruments, such as premiums paid for option contracts, used in the Company's fuel hedging program. See Note 6 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

     Net cash provided by operating activities was $904.8 million for the six months ended June 30, 2001 and $1,391.6 million for the 12 months then ended. Cash generated for the 12 months ended June 30, 2001 was primarily used to finance aircraft-related capital expenditures and provide working capital.

     During the 12 months ended June 30, 2001, net capital expenditures were $1,099.4 million, which primarily related to the purchase of 33 new 737-700 aircraft, and progress payments for future aircraft deliveries.

     The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As of June 30, 2001, 13 737-700s are scheduled for delivery in the remainder of 2001, 27 in 2002, 13 in 2003, 29 in 2004, five in 2005, and 47 thereafter. In addition, the Company has options to purchase up to 87 737-700s during 2003-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2002. Aggregate funding needed for fixed commitments at June 30, 2001 was approximately $3,675 million due as follows: $348 million in 2001; $766 million in 2002; $472 million in 2003; $641 million in 2004; $379 million in 2005; and $1,069 million thereafter.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2001 of $968.3 million, internally generated funds, and a revolving credit line with a group of banks of up to $475 million (none of which had been drawn at June 30, 2001). In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company currently has outstanding shelf registrations for the issuance of $318.8 million in public debt securities, which it may utilize for aircraft financing during 2001 and 2002.

     In July 2001, the Company redeemed $100 million of senior unsecured 9.4% Notes originally issued in 1991.

     The Company recently announced new service to Norfolk International Airport in Norfolk, Virginia. Service will begin on October 7, 2001, with daily nonstop flights from Baltimore/Washington, Jacksonville, Las Vegas, and Orlando, plus direct or connecting service from 32 other cities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the Condensed Consolidated Financial Statements.




PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The Company received a statutory notice of deficiency from the Internal Revenue Service (IRS) in July 1995 in which the IRS proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1989 through 1991 for the costs of certain aircraft inspection and maintenance procedures. In response to the statutory notice of deficiency, the Company filed a petition in the United States Tax Court on October 30, 1997, seeking a determination that the IRS erred in disallowing the deductions claimed by the Company and there is no deficiency in the Company's tax liability for the taxable years in issue. On December 21, 2000, the national office of the IRS published a revenue ruling in which it concluded that aircraft inspection and maintenance is currently deductible as an ordinary and necessary business expense. In accordance with the revenue ruling, the IRS conceded the proposed adjustments to the deductions claimed by the Company for aircraft inspection and maintenance expense, and on June 1, 2001, a decision was entered by the Tax Court holding that there is no deficiency in income tax for the taxable years 1989 through 1991.

     The IRS similarly proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1992 through 1994 for the costs of certain aircraft inspection and maintenance expenses. Although the examination of such returns has not been finally concluded, the IRS has advised the Company that it will concede the proposed adjustments to the deductions claimed for these aircraft inspection and maintenance expenses. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 16, 2001. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2004: C. Webb Crockett:
612,072,046 shares voted for and 49,410,553 shares withheld;  William P.
Hobby: 612,356,815 shares voted for and 49,125,784 shares withheld; Travis C. Johnson: 614,151,994 shares voted for and 47,330,605 shares withheld. There were no broker non-votes on this matter.

(ii) A Company proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares was considered. A total of 610,752,557 shares were voted for the proposal, 48,303,507 shares were voted against the proposal and 2,426,535 shares abstained from voting. There were no broker non-votes on this matter.

(iii) A Company proposal to approve an officer's stock option agreements was considered. A total of 534,355,956 shares were voted for the proposal, 122,778,161 shares were voted against the proposal and 4,348,482 shares abstained from voting. There were no broker non-votes on this matter.

(iv) A Company proposal to amend the Company's Employee Stock Purchase Plan was considered. A total of 647,745,993 shares were voted for the proposal, 10,949,100 shares were voted against the proposal and 2,787,506 shares abstained from voting. There were no broker non-votes on this matter.

(v) A shareholder proposal related to shareholder right to vote on the Company's shareholder rights plan was considered. A total of 371,239,730 shares were voted for the proposal, 205,702,143 shares were voted against the proposal and 7,026,161 shares abstained from voting. There were 77,514,565 broker non-votes on this matter.

(vi) A shareholder proposal related to annual election of directors was considered. A total of 332,806,499 shares were voted for the proposal, 245,084,706 shares were voted against the proposal and 6,076,829 shares abstained from voting. There were 77,514,565 broker non-votes on this matter.

Item 5.  Other Information

     Effective June 19, 2001, Herbert D. Kelleher relinquished his duties as President and Chief Executive Officer. In addition, Mr. Kelleher, 70, signed a new three-year employment contract to remain as Chairman
     of the Board.   Mr. Kelleher will continue his responsibilities for
     the consideration and effectuation of board policies; longer range strategic planning; Governmental Affairs; and from a marketing standpoint, Schedule Planning.

     Jim Parker, formerly Vice President-General Counsel, moved into Mr. Kelleher's position as Chief Executive Officer with the additional title of Vice Chairman. The President and Chief Operating Officer, the Vice President-Revenue Management, and the Executive Vice President-Chief Financial Officer (as to Finance and Fuel) will report to Mr. Parker, 54, in his new duties.

     Colleen Barrett, formerly Executive Vice President-Customers and Corporate Secretary, moved into Mr. Kelleher's position as President with the additional title of Chief Operating Officer and maintaining her title as Corporate Secretary. The Executive Vice President-Customers, Executive Vice President-Operations, and Executive Vice President-Chief Financial Officer (as to Systems, Purchasing, and Technical Services) will report to Ms. Barrett, 56, in her new duties.

     Gary Kelly, formerly Vice President-Finance and Chief Financial Officer became Executive Vice President-Chief Financial Officer, replacing John Denison, who previously announced his retirement. Mr. Kelly, 46, has primary responsibilities for Finance, Fuel, Systems, Purchasing, and Technical Services Departments.

     Donna Conover, formerly Vice President-Inflight and Provisioning, became Executive Vice President-Customers. Ms. Conover, 48, has primary responsibilities for the People, Customer Relations and Rapid Rewards, Reservations, and Inflight and Provisioning
     Departments.

     Jim Wimberly, Executive Vice President-Chief of Operations, 48, has added supervisory responsibility for the Properties and Facilities Department, in addition to his previous responsibilities for the Maintenance, Ground Operations, Flight Operations, and Schedule Planning (as to operational aspects) Departments.


Item 6.	Exhibits and Reports on Form 8-K

     a) Exhibits

          (3.1) Articles of Amendment to the Articles of Incorporation of Southwest dated as of May 21, 2001

          (3.2)  Bylaws of Southwest, as amended through May 2001

     b) Reports on Form 8-K

          None






                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTHWEST AIRLINES CO.

August 1, 2001                             By /s/ Gary C. Kelly

                                              Gary C. Kelly
                                              Executive Vice President -
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)