Form 10-Q
period 2001-09-30
SOUTHWEST AIRLINES CO
filed 2001-11-14
CIK 92380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

         Number of shares of Common Stock outstanding as of the close of business on November 9, 2001:

                                  765,345,132

                             SOUTHWEST AIRLINES CO.
                                    FORM 10-Q
                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             SOUTHWEST AIRLINES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         SEPTEMBER 30, 2001  December 31, 2000
                                                         ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,489,391        $    522,995
  Accounts and other receivables                                  95,285             138,070
  Inventories of parts and supplies, at cost                      78,466              80,564
  Deferred income taxes                                           28,191              28,005
  Fuel hedge contracts                                            25,645              22,515
  Prepaid expenses and other current assets                       35,488              39,387
                                                            ------------        ------------
    Total current assets                                       1,752,466             831,536

Property and equipment:
  Flight equipment                                             7,317,030           6,831,913
  Ground property and equipment                                  885,309             800,718
  Deposits on flight equipment purchase contracts                402,180             335,164
                                                            ------------        ------------
                                                               8,604,519           7,967,795
  Less allowance for depreciation                              2,396,661           2,148,070
                                                            ------------        ------------
                                                               6,207,858           5,819,725
Other assets                                                      34,602              18,311
                                                            ------------        ------------
                                                            $  7,994,926        $  6,669,572
                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    397,310        $    312,716
  Accrued liabilities                                            482,953             499,874
  Air traffic liability                                          522,085             377,061
  Income taxes payable                                            35,218                  --
  Current maturities of long-term debt                           490,154             108,752
                                                            ------------        ------------
    Total current liabilities                                  1,927,720           1,298,403

Long-term debt less current maturities                           751,616             760,992
Deferred income taxes                                          1,063,933             852,865
Deferred gains from sale and leaseback of aircraft               196,138             207,522
Other deferred liabilities                                       105,859              98,470
Stockholders' equity:
  Common stock                                                   764,607             507,897
  Capital in excess of par value                                  15,352             103,780
  Retained earnings                                            3,168,340           2,902,007
  Accumulated other comprehensive income                           1,361                  --
  Treasury stock, at cost                                             --             (62,364)
                                                            ------------        ------------
    Total stockholders' equity                                 3,949,660           3,451,320
                                                            ------------        ------------
                                                            $  7,994,926        $  6,669,572
                                                            ============        ============

See accompanying notes.

                             SOUTHWEST AIRLINES CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended September 30,     Nine months ended September 30,
                                                           --------------------------------     -------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------
OPERATING REVENUES:
  Passenger                                                 $  1,292,569      $  1,429,838      $  4,179,174      $  4,045,681
  Freight                                                         20,801            27,925            71,451            82,959
  Other                                                           21,755            21,071            66,902            53,516
                                                            ------------      ------------      ------------      ------------
    Total operating revenues                                   1,335,125         1,478,834         4,317,527         4,182,156
OPERATING EXPENSES:
  Salaries, wages, and benefits                                  463,747           436,776         1,384,220         1,240,512
  Fuel and oil                                                   192,367           194,531           609,980           589,210
  Maintenance materials and repairs                              103,067            99,442           304,501           283,318
  Agency commissions                                              23,240            41,525            83,818           120,051
  Aircraft rentals                                                48,302            49,609           144,226           147,979
  Landing fees and other rentals                                  79,259            69,421           226,433           199,422
  Depreciation                                                    81,722            71,511           237,627           206,732
  Other operating expenses                                       250,435           215,910           732,717           624,857
                                                            ------------      ------------      ------------      ------------
    Total operating expenses                                   1,242,139         1,178,725         3,723,522         3,412,081
                                                            ------------      ------------      ------------      ------------
OPERATING INCOME                                                  92,986           300,109           594,005           770,075
OTHER EXPENSES (INCOME):
  Interest expense                                                14,271            17,464            47,743            52,129
  Capitalized interest                                            (6,070)           (7,030)          (17,909)          (20,936)
  Interest income                                                (10,251)          (11,609)          (29,369)          (28,769)
  Other (gains) losses, net                                     (150,834)              211          (136,283)             (260)
                                                            ------------      ------------      ------------      ------------
    Total other expenses (income)                               (152,884)             (964)         (135,818)            2,164
                                                            ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      245,870           301,073           729,823           767,911
PROVISION FOR INCOME TAXES                                        94,906           116,775           282,181           297,348
                                                            ------------      ------------      ------------      ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                150,964           184,298           447,642           470,563
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE (NET OF INCOME TAXES OF $13,960)                         --                --                             (22,131)
                                                            ------------      ------------      ------------      ------------
NET INCOME                                                  $    150,964      $    184,298      $    447,642      $    448,432
                                                            ============      ============      ============      ============
NET INCOME PER SHARE, BASIC BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                $        .20      $        .25      $        .59      $        .63
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                              --                --                --              (.03)
                                                            ------------      ------------      ------------      ------------
NET INCOME PER SHARE, BASIC                                 $        .20      $        .25      $        .59      $        .60
                                                            ============      ============      ============      ============
NET INCOME PER SHARE, DILUTED BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                $        .19      $        .23      $        .55      $        .60
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                               --                --                --              (.03)
                                                            ------------      ------------      ------------      ------------
NET INCOME PER SHARE, DILUTED                               $        .19      $        .23      $        .55      $        .57
                                                            ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          763,811           748,649           762,072           745,839
  Diluted                                                        806,860           796,548           807,056           791,301

See accompanying notes.

                             SOUTHWEST AIRLINES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2001              2000
                                                 ------------      ------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     $  1,250,160      $  1,043,134

INVESTING ACTIVITIES:
  Net purchases of property and
    equipment                                        (666,795)         (799,507)

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations                        (107,792)           (8,618)
  Payments of cash dividends                          (13,440)          (10,978)
  Proceeds from Employee stock plans                   29,263            46,431
  Repurchases of common stock                              --          (108,673)
  Proceeds from bank credit facility                  475,000                --
                                                 ------------      ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                383,031           (81,838)
                                                 ------------      ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         966,396           161,789
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 522,995           418,819
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $  1,489,391      $    580,608
                                                 ============      ============

CASH PAYMENTS FOR:
  Interest, net of amount capitalized            $     38,303      $     32,414
  Income taxes                                   $     12,150      $    113,782


See accompanying notes.

                             SOUTHWEST AIRLINES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 2001 and 2000 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2000.

         2. Dividends - During the three months ended September 30, 2001, June 30, 2001 and March 31, 2001, dividends of $.0045 per share were declared on the
764.0 million, 762.7 million and 760.7 million shares of common stock then outstanding, respectively. During the three months ended September 30, 2000, June 30, 2000 and March 31, 2000, dividends of $.0037 per share were declared on the 749.4 million, 746.5 million and 745.7 million shares of common stock then outstanding, respectively.

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

         5. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts) (unaudited):

                                                               Three months ended September 30,   Nine months ended September 30,
                                                                     2001             2000             2001             2000
                                                                 ------------     ------------     ------------     ------------

NUMERATOR:
  Net income before cumulative effect
   of change in accounting principle                             $    150,964     $    184,298     $    447,642     $    470,563
  Cumulative effect of change in
   accounting principle                                                    --               --               --          (22,131)
                                                                 ------------     ------------     ------------     ------------
  Net income available to common stockholders                    $    150,964     $    184,298     $    447,642     $    448,432
                                                                 ============     ============     ============     ============

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                                                763,811          748,649          762,072          745,839
  Dilutive effect of Employee stock
    options                                                            43,049           47,899           44,984           45,462
                                                                 ------------     ------------     ------------     ------------
  Adjusted weighted-average shares
    outstanding, diluted                                              806,860          796,548          807,056          791,301
                                                                 ============     ============     ============     ============

NET INCOME PER SHARE:
  Basic, before cumulative effect of change
    in accounting principle                                      $        .20     $        .25     $        .59     $        .63
  Cumulative effect of change in accounting principle                      --               --               --             (.03)
                                                                 ------------     ------------     ------------     ------------
  Basic                                                          $        .20     $        .25     $        .59     $        .60
                                                                 ============     ============     ============     ============

  Diluted, before cumulative effect of change
    in accounting principle                                      $        .19     $        .23     $        .55     $        .60
  Cumulative effect of change in accounting principle                      --               --               --             (.03)
                                                                 ------------     ------------     ------------     ------------
  Diluted                                                        $        .19     $        .23     $        .55     $        .57
                                                                 ============     ============     ============     ============

         6. Accounting changes - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in accumulated other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in Other (gains) losses, net in the Condensed Consolidated Statement of Income. Any portion of a change in a derivative's fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. The Company endeavors to acquire jet fuel at the lowest prevailing prices possible. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At September 30, 2001, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its remaining 2001 total anticipated jet fuel requirements, approximately 50 percent of its 2002 total anticipated jet fuel requirements, and small portions of its 2003-2005 total anticipated jet fuel requirements. As of September 30, 2001, nearly all of the Company's remaining 2001 hedges, and the majority of its 2002 hedges, are effectively heating oil-based positions. All other remaining hedge positions are crude oil-based.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Condensed Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in accumulated other comprehensive income. The portion of the transition adjustment in "Accumulated other comprehensive income" that was recognized in earnings during third quarter 2001 was a gain of $9.2 million, net of tax. During third quarter 2001, the Company recognized approximately $4.4 million as a net expense in Other (gains) losses, net, related to the ineffectiveness of its hedges, in the Condensed Consolidated Statement of Income. During third quarter 2001, the Company recognized approximately $504,000 of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in Other (gains) losses, net in the Condensed Consolidated Statement of Income. The current year adoption of SFAS 133 has resulted in more volatility in the Company's financial statements than in the past.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue to "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes "Passenger revenue" when free travel awards resulting from the flight segment credits sold are earned and flown or credits expire unused. Due to this change, the Company recorded a cumulative effect charge in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.03 per share, basic and diluted.

         7. Comprehensive income - Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the three and nine months ended September 30, 2001, comprehensive income totaled $120.4 million and $449.0 million, respectively. The difference between net income and comprehensive income for the three and nine months ended September 30, 2001 is as follows (in thousands):

                                                             Three months ended    Nine months ended
                                                             September 30, 2001    September 30, 2001
                                                             ------------------    ------------------

NET INCOME                                                       $      150,964      $      447,642
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of ($19,364) and $1,656                        (29,975)              2,563
  Other, net of deferred taxes of ($375) and ($777)                        (580)             (1,202)
                                                                 --------------      --------------
  Total other comprehensive income                                      (30,555)              1,361

                                                                 --------------      --------------
COMPREHENSIVE INCOME                                             $      120,409      $      449,003
                                                                 ==============      ==============

As of September 30, 2001, the Company had approximately $2.6 million in unrealized gains, net of tax, in accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $5.7 million in net unrealized gains that are expected to be realized in earnings over the twelve months following September 30, 2001. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded unrealized fuel hedge gains of $46.1 million, net of tax, of which approximately $45.1 million were expected to be realized in earnings over the twelve months following January 1, 2001.

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in thousands):

                                                                                           Accumulated
                                                          Fuel                                other
                                                          hedge                            comprehensive
                                                       derivatives          Other             income
                                                       ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2000                                     --                --                --
  January 1, 2001 transition adjustment                $     46,089                --      $     46,089
  First nine months 2001 changes in value                    (3,495)     $     (1,202)           (4,697)
  Reclassification to earnings                              (40,031)               --           (40,031)
                                                       ------------      ------------      ------------
BALANCE AT SEPTEMBER 30, 2001                          $      2,563      $     (1,202)     $      1,361
                                                       ============      ============      ============

         8. September 11, 2001 Terrorist Attacks - On September 11, 2001, terrorists hijacked and used two American Airlines, Inc. aircraft and two United Air Lines, Inc. aircraft in terrorist attacks on the United States (terrorist attacks). As a result of these terrorist attacks, the Federal Aviation Administration (FAA) immediately suspended all commercial airline flights on the morning of September 11. The Company resumed flight activity on September 14 and was operating its normal pre-September 11 flight schedule by September 18, 2001. From September 11 until the Company resumed flight operations on September 14, Southwest cancelled approximately 9,000 flights. Although flight operations were suspended, the Company continued to incur nearly all of its normal operating expenses (with the exception of certain direct trip-related expenditures such as fuel, landing fees, etc.). Once the Company resumed operations, load factors and yields were severely impacted, along with increased ticket refund activity.

The Company incurred total operating losses of approximately $25 million during the time our operations were suspended. As a result of reduced load factors and yields after the terrorist attacks once operations were resumed, the Company continued to incur operating losses through the end of third quarter 2001 of approximately $95 million. Although load factors have returned to somewhat normal levels by the end of October 2001, yields have continued to be significantly below prior year levels. The Company expects this trend to continue for the forseeable future due primarily to aggressive fare discounting within the industry.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, associated with the terrorist attacks. The Act also provides for other items such as protection against certain insurance coverage increases, delaying payments of excise taxes, and certain protections against lawsuits for the airlines directly involved in the attacks.

In response to the decrease in demand for air travel since the terrorist attacks, the Company has also modified its schedule for future aircraft deliveries and the timing of its future capital expenditure commitments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further discussion of the Company's long-term commitments for aircraft.

In accordance with generally accepted accounting principles, consolidated net income for third quarter 2001 included approximately $169.0 million in "Other gains" that the Company recognized from grants under the Act and special pre-tax charges of approximately $58.0 million arising from the terrorist attacks. The $169.0 million gain recognized in third quarter 2001 was the Company's estimate of its direct and incremental losses, as defined in the Act, incurred in third quarter 2001 as a result of the terrorist attacks. Special charges arising from the terrorist attacks resulted from or include refunds of nonrefundable fares, provisions for uncollectible accounts, write-downs of various assets due to impairment, and estimated charges for the deferral of Boeing 737 aircraft firm orders and options

         9. Credit facility - In September 2001, the Company borrowed the full $475 million available under its unsecured revolving credit line with a group of banks. Borrowings under the credit line bear interest at six-month LIBOR plus
15.5 basis points and amounts are repayable on or before May 6, 2002. The Company intends to repay the borrowings in full prior to the due date with either cash on hand or proceeds from issuance of long-term debt securities. The full $475 million is classified as Current maturities of long-term debt in the Condensed Consolidated Balance Sheet.

         10. Recently issued accounting standards - On August 16, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and re-measurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). The Company is currently reviewing these statements but does not expect them to have a material impact on future financial statements or results of operations.

         11. Subsequent events - On October 30, 2001, the Company issued $614.3 million Pass Through Certificates consisting of $150.0 million 5.1% Class A-1 certificates, $375.0 million 5.5% Class A-2 certificates, and $89.3 million 6.1% Class B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes, which were issued by Southwest on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 29 Boeing 737-700 aircraft owned by Southwest and are secured by the mortgage on such aircraft. Interest on the equipment notes held for the certificates is payable semiannually, beginning May 1, 2002. Principal payments on the equipment notes held for the Class A-1 certificates are due semiannually beginning May 1, 2002. The entire principal of the equipment notes for the Class A-2 and Class B certificates are scheduled for payment on November 1, 2006. Southwest will use the proceeds from the issuance of the equipment notes for general corporate purposes, including, among other possible uses, repayment of the $475 million of borrowings outstanding under Southwest's bank credit facility and accrued interest thereon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE CONSOLIDATED OPERATING STATISTICS

          Relevant operating statistics for the three and nine months ended September 30, 2001 and 2000 follow:

SOUTHWEST AIRLINES CO.
COMPARATIVE CONSOLIDATED
  OPERATING STATISTICS

                                 Three months ended September 30,                Nine months ended September 30,
                                 --------------------------------                -------------------------------
                                       2001            2000          Change            2001           2000            Change
                                   ------------    ------------  ------------      -------------   -----------      -----------

Revenue passengers carried           16,207,719      16,500,662           (1.8)%       49,450,492     47,391,379        4.3%
Revenue passenger miles (RPMs)
 (000s)                              11,260,082      10,968,076            2.7%        33,710,859     31,376,044        7.4%
Available seat miles (ASMs)
 (000s)                              16,290,821      15,310,348            6.4%        48,587,630     44,209,075        9.9%
Load factor                                69.1%           71.6%          (2.5)pts.          69.4%          71.0%      (1.6)pts.
Average length of passenger haul            695             665            4.5%               682            662        3.0%
Trips flown                             235,083         229,710            2.3%           705,273        671,968        5.0%
Average passenger fare             $      79.75    $      86.65           (8.0)%     $      84.51   $      85.37       (1.0)%
Passenger revenue yield per RPM
 (cents)                                  11.48           13.04          (12.0)%            12.40          12.89       (3.8)%
Operating revenue yield per ASM
 (cents)                                   8.20            9.66          (15.1)%             8.89           9.46       (6.0)%
Operating expenses per ASM (cents)         7.62            7.70           (1.0)%             7.66           7.72       (0.8)%
Operating expenses per ASM,                                                                  6.41           6.39        0.3%
 excluding fuel (cents)                    6.44            6.43            0.2%             74.40          77.93       (4.5)%
Fuel costs per gallon,                                                                     30,946         28,321        9.3%
 excluding fuel tax (cents)               69.84           74.12           (5.8)%            74.40          77.93        4.5%
Number of Employees at period-end        30,946          28,321            9.3%            30,946         28,321        9.3%
Size of fleet at period-end                 358             334            7.2%               358            334        7.2%

          Operating expenses per ASM for the three and nine months ended September 30, 2001 and 2000 are as follows (in cents except percent change):

                                          Three months ended September 30,                Nine months ended September 30,
                                  ----------------------------------------------   ----------------------------------------------
                                                                      Percent                                          Percent
                                      2001             2000            Change          2001             2000            Change
                                  ------------     ------------     ------------   ------------     ------------     ------------

Salaries, wages, and benefits             2.59             2.40              7.9           2.51             2.40              4.6
Employee retirement plans                  .27              .45            (40.0)           .33              .41            (19.5)
Fuel and oil                              1.18             1.27             (7.1)          1.26             1.33             (5.3)
Maintenance materials
  and repairs                              .63              .65             (3.1)           .63              .64             (1.6)
Agency commissions                         .14              .27            (48.1)           .17              .27            (37.0)
Aircraft rentals                           .30              .32             (6.3)           .30              .33             (9.1)
Landing fees and other rentals             .49              .45              8.9            .46              .45              2.2
Depreciation                               .50              .47              6.4            .49              .47              4.3
Other operating expenses                  1.52             1.42              7.0           1.51             1.42              6.3
                                  ------------     ------------     ------------   ------------     ------------     ------------

Total                                     7.62             7.70             (1.0)          7.66             7.72              (.8)
                                  ============     ============     ============   ============     ============     ============

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Consolidated net income for third quarter 2001 was $151.0 million ($.19 per share, diluted), as compared to third quarter 2000 net income of $184.3 million ($.23 per share, diluted), a decrease of 18.1 percent. The prior year's net income per share amounts have been restated for the 2001 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Operating income was $93.0 million, a decrease of 69.0 percent compared to 2000. In accordance with generally accepted accounting principles, consolidated net income for third quarter 2001 included approximately $169.0 million in "Other gains" that the Company recognized from grants under the Act and special pre-tax charges of approximately $58.0 million arising from the terrorist attacks. See
Note 8 to the unaudited Condensed Consolidated Financial Statements. Excluding the gain and special charges, third quarter 2001 net income was $82.8 million, or $.10 per share, diluted.

         Consolidated operating revenues decreased 9.7 percent due primarily to a 9.6 percent decrease in passenger revenues. The decrease in passenger revenues was a direct result of the September 11, 2001 terrorist attacks. The Company's combined July and August passenger revenues were approximately 4.5 percent higher than the same period in 2000. However, September 2001 passenger revenues were 41.3 percent lower than September 2000, including an adjustment to decrease revenues further as a result of refunds of nonrefundable fares previously estimated to expire. The adjustment was necessary as a result of the Company's relaxation of its normal refund policy rules following the terrorist attacks. Third quarter 2001 capacity, as measured by ASMs, increased 6.4 percent. The increase in ASMs resulted primarily from the addition of 24 aircraft since third quarter 2000, which represents a 7.2 percent increase in the Company's fleet size. The increase in fleet size was partially offset by the Company's cancellation of approximately 9,000 flights from September 11 through September 17, as a result of the terrorist attacks. The third quarter 2001 load factor was
69.1 percent, a decrease of 2.5 points compared to 2000. The Company experienced a 1.8 percent decrease in revenue passengers carried, a 2.7 percent increase in RPMs, and a 12.0 percent decrease in passenger revenue yield per RPM (passenger yield). For the period July 1, 2001 until the terrorist attacks, Southwest's load factor was 74.6 percent, or 1.1 points above the year ago period. The Company's passenger revenue per available seat mile (RASM) was $.0870, or 7.1 percent below the year ago period. After the September 11 attacks and resuming service on September 14, Southwest's load factor was 45.4 percent through September 30, or 19.4 points below the year ago period. The Company's RASM for this same period was $.0484, or 44.5 percent below the year ago period.

         The Company's load factor for October 2001 was 63.7 percent, down 6.3 points compared to the October 2000 load factor of 70.0 percent. The load factor for the two-week period ended November 11, 2001 was 60.5 percent, down 6.7 points compared to the same period in 2000. Likewise, RASM for the two-week period ended November 11, 2001 was an estimated $.0669, compared to $.0879 during the comparable prior year period. Passenger yield for this same two-week period was an estimated $.1105 in 2001 compared to $.1307 in 2000. Weak air travel conditions have spawned aggressive fare sales and the Company expects yields per RPM to be well below year ago levels for the foreseeable future. Without consideration of the federal grants the Company expects to recognize in fourth quarter 2001, the Company is unable to predict whether or not it will be profitable for fourth quarter 2001. However, barring any unforeseen events, we expect to be profitable for full year 2001. (The immediately preceding two sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional incidents that could cause the public to question the safety and/or efficiency of air travel, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

         As a result of the terrorist attacks and weak economic conditions throughout third quarter 2001, consolidated freight revenues decreased 25.5 percent. Combined July and August freight revenues were approximately 13.0 percent lower than the same period in 2000. However, September 2001 freight revenues were 49.5 percent lower than September 2000. Subsequent to the resumption of service after the terrorist attacks, the U.S. Postal Service made a decision to divert more of its mail shipments to freight carriers from commercial airlines. Additionally, the FAA instituted significantly heightened security rules for commercial airlines carrying freight following the terrorist attacks. As a result of these recent developments, the Company expects year-over-year declines in freight revenues to continue throughout the near term. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, decisions by major freight customers on how they allocate freight deliveries among different types of carriers, general economic conditions, etc.) Other revenues increased 3.2 percent due primarily to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues as a result of the terrorist attacks.

         Operating expenses per ASM were $.0762, a 1.0 percent decrease compared to $.0770 for 2000. Excluding fuel expense, operating expenses per ASM increased
 .2 percent to $.0644. Due to the Company's approximately 9,000 flight cancellations as a result of the terrorist attacks, several of the operating expense captions in the Condensed Consolidated Statements of Income that are measured as a percentage of ASMs were impacted. However, the captions that typically fluctuate with actual flight activity, such as fuel and landing fees, were not materially affected on a per ASM basis.

         As a result of the terrorist attacks, the Company put into effect a number of measures to control costs. The Company has deferred nonessential capital spending, cut nonessential operating expenses, and has temporarily suspended its fleet growth plans. Excluding fuel, it is difficult to accurately predict fourth quarter 2001 unit costs, especially with respect to potential increases in airport, security, and insurance costs. Were it not for these cost risks, the Company would project an overall decline in fourth quarter 2001 unit costs. (The immediately preceding sentence is a forward-looking statement which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, wage and productivity pressures, new or additional security regulations, capacity decisions made by competitors, and general economic conditions.)

         Salaries, wages, and benefits per ASM increased 7.9 percent. The increase was due primarily to the approximately 9,000 trips the Company was forced to cancel as a result of the September 11, 2001 terrorist attacks. All salaries, wages, and benefits normally incurred by the Company were paid during the time operations were suspended, but there were no corresponding ASMs.

         Employee retirement plans expense per ASM decreased 40.0 percent, due primarily to the decrease in Company earnings available for profitsharing.

         Fuel and oil expense per ASM decreased 7.1 percent due to a 5.8 percent decrease in the average jet fuel cost per gallon compared to 2000. The average jet fuel cost per gallon in third quarter 2001 was $.6984 compared to $.7412 in third quarter 2000, including the effects of hedging activities. The Company's third quarter 2001 average jet fuel cost is net of approximately $23.5 million in "effective" hedging gains, as defined. See Note 6 to the Condensed Consolidated Financial Statements. The Company's third quarter 2000 average jet fuel cost is net of approximately $43.1 million in gains from hedging activities. As of September 30, 2001, the Company had hedges in place for approximately 80 percent of its anticipated jet fuel requirements for the remainder of 2001. Including estimated hedging gains and considering current market prices and the continued effectiveness of the Company's fuel hedges, we are forecasting our fourth quarter 2001 average fuel price per gallon to be below third quarter 2001's average fuel cost per gallon of $.6984. The majority of the Company's near term hedge positions are in the form of option contracts, which should enable the Company to benefit to a large extent from a decline in jet fuel prices. However, the Company's overall fuel hedging strategy could result in the Company not fully benefiting from certain jet fuel price declines. (The immediately preceding three sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices, the continued effectiveness of the Company's fuel hedges, and changes in the Company's overall fuel hedging strategy.)

         Maintenance materials and repairs per ASM decreased 3.1 percent due to a decrease in engine repair expense per ASM. This decrease was due primarily to the Company's capacity growth exceeding the increase in expense. Virtually all the Company's third quarter capacity growth versus the prior year was accomplished with new aircraft, most of which have not yet begun to incur any meaningful engine repair costs. The Company expects fourth quarter 2001 maintenance materials and repairs per ASM to be in line with third quarter 2001 expense. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

         Agency commissions per ASM decreased 48.1 percent. Approximately 80 percent of the decrease was due to a change in the Company's commission rate policy and mix of commissionable revenues, and approximately 20 percent of the decrease was associated with the overall decline in revenues. Effective January 1, 2001, the Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. The percentage of commissionable revenues decreased from approximately 29 percent in third quarter 2000 to approximately 23 percent in third quarter 2001. The Company recently announced that effective October 15, 2001, we are reducing the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Due to these commission policy changes in 2001, we expect agency commissions to show further year-over-year decreases in fourth quarter 2001 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

         Aircraft rentals per ASM decreased 6.3 percent compared to third quarter 2000 due to a lower percentage of the aircraft fleet being leased. Approximately 26.3 percent of the Company's aircraft fleet was under operating lease at September 30, 2001, compared to 28.1 percent at September 30, 2000.

         Landing fees and other rentals per ASM increased 8.9 percent primarily as a result of the Company's expansion of facilities in several airports. This increase was partially offset by a decrease in landing fees expense per ASM from credits the Company received from airports in third quarter 2001 from audits of prior periods. As a result of the September 11 terrorist attacks, most major airlines have reduced their flight schedules and/or have retired aircraft early due to the decrease in demand for air travel. Since Southwest has not reduced the number of flights it offers, the Company expects that the airport costs it shares with other airlines on the basis of flights offered or passengers carried, such as landing fees, will increase on a per ASM basis in future periods, including fourth quarter 2001. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in competitors flight schedules, demand for air travel, etc.)

         Depreciation expense per ASM increased 6.4 percent due primarily to a higher percentage of owned aircraft. All of the 24 aircraft added to the Company's fleet over the past twelve months have been purchased. This has increased the Company's percentage of aircraft owned or on capital lease from
71.9 percent at September 30, 2000 to 73.7 percent at September 30, 2001.

         Other operating expenses per ASM increased 7.0 percent. The increase was due primarily to charges incurred to write down the value of certain assets the Company determined had been impaired due to depressed market values for aircraft and related parts and equipment as a result of the terrorist attacks and their impact on the airline industry. Excluding these charges, Other operating expense per ASM would have increased slightly due to the ASMs lost when operations were temporarily suspended as a result of the terrorist attacks.

         Interest expense decreased 18.3 percent due primarily to the July 2001 redemption of $100 million notes. However, the Company expects fourth quarter 2001 interest expense to increase compared to third quarter 2001 expense as a result of recent financing transactions as discussed in Note 9 and Note 11 to the unaudited Condensed Consolidated Financial Statements. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent financing decisions made by the Company.) Capitalized interest decreased 13.7 percent due primarily to a reduction in progress payment balances for future aircraft deliveries. Interest income decreased 11.7 percent as higher invested cash balances were more than offset by a decrease in rates earned on investments. Other gains in third quarter 2001 resulted primarily from $169.0 million recognized as the Company's share of government grant funds from the Act related to third quarter 2001. The Company received the majority of these funds in third quarter 2001 and expects to receive the remaining portion of its share in fourth quarter 2001. If direct and incremental losses, as defined in the Act, continue, as expected currently, Southwest will recognize gains from additional grants of up to approximately $120 million during fourth quarter 2001. (The immediately preceding two sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent modifications or amendments to the Act, changes in the government's expected schedule of distributing grant funds, the Company's operating performance improving to the point where it would not qualify to receive its full estimated remaining share of grant funds, etc.)

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

          Consolidated net income for the nine months ended September 30, 2001 was $447.6 million ($.55 per share, diluted), as compared to 2000 net income, before the cumulative effect of change in accounting principle, of $470.6 million ($.60 per share, diluted), a decrease of 4.9 percent. The prior year's net income per share amounts have been restated for the 2001 three-for-two stock split (see Note 3 to the unaudited Condensed Consolidated Financial Statements). Excluding the grant and special charges related to the terrorist attacks, net income for the nine months ended September 30, 2001, was $379.5 million ($.47 per share, diluted). The cumulative effect of change in accounting principle for the nine months ended September 30, 2000 was $22.1 million, net of taxes of $14.0 million (see Note 6 to the unaudited Condensed Consolidated Financial Statements). Net income and diluted net income per share, after the cumulative change in accounting principle, for the nine months ended September 30, 2000 were $448.4 million and $.57, respectively. Operating income for the nine months ended September 30, 2001 was $594.0 million, a decrease of 22.9 percent compared to 2000.

         Consolidated operating revenues increased 3.2 percent due primarily to a 3.3 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, but was partially offset by a decrease of 3.8 percent in passenger yield due to aggressive fare discounting by the Company and airline industry in general. The Company experienced a 4.3 percent increase in revenue passengers carried, a 7.4 percent increase in RPMs, and a 9.9 percent increase in ASMs. The Company's load factor for the nine months ended September 30, 2001, was 69.4 percent, or 1.6 points below the same prior year period. The increase in ASMs resulted primarily from the net addition of 24 aircraft since third quarter 2000, which represents a 7.2 percent increase in the Company's fleet size.

         As a result of weak economic conditions throughout 2001, consolidated freight revenues decreased 13.9 percent. There were decreases in both the number of freight shipments and revenue per shipment. Other revenues increased 25.0 percent due primarily to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card.

         Operating expenses per ASM were $.0766, compared to $.0772 for 2000. Excluding fuel expense, operating expenses per ASM increased .3 percent to $.0641.

         Salaries, wages, and benefits per ASM increased 4.6 percent. Approximately 52 percent of the increase in salaries and wages primarily was from increases in headcount and wage rates, while approximately 48 percent of the increase was due to an escalation in health benefits costs.

         Employee retirement plans expense per ASM decreased 19.5 percent, due primarily to the decrease in Company earnings available for profitsharing.

         Fuel and oil expense per ASM decreased 5.3 percent due to a 4.5 percent decrease in the average jet fuel cost per gallon compared to 2000. The average jet fuel cost per gallon for the nine months ended September 30, 2001 was $.7440 compared to $.7793 in 2000, including the effects of hedging activities. The Company's 2001 average jet fuel cost is net of approximately $68.4 million in "effective" hedging gains, as defined. See Note 6 to the unaudited Condensed Consolidated Financial Statements. The Company's 2000 average jet fuel cost is net of approximately $49.4 million in gains from hedging activities.

         Maintenance materials and repairs per ASM decreased 1.6 percent. A decrease in engine repair expense per ASM was partially offset by an increase in airframe inspection and repairs expense per ASM. The decrease in engine repair expense per ASM was due primarily to the Company's capacity growth exceeding the increase in expense. Virtually all the Company's 2001 capacity growth was accomplished with new aircraft, most of which have not yet begun to incur any meaningful engine repair costs. The increase in airframe inspection and repairs was primarily a result of more of these repairs being outsourced than in the prior year due to a larger amount of this type of work than the Company could perform with internal headcount and facilities.

         Agency commissions per ASM decreased 37.0 percent due primarily to a change in the Company's commission rate policy effective January 1, 2001. The Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. The percentage of commissionable revenues decreased from approximately 29 percent in 2000 to approximately 25 percent in 2001.

         Aircraft rentals per ASM decreased 9.1 percent due to a lower percentage of the aircraft fleet being leased.

         Landing fees and other rentals per ASM increased 2.2 percent primarily as a result of an increase in other rentals partially offset by a decrease in landing fees. The increase in other rentals is due primarily to the Company's expansion of facilities in several airports.

         Depreciation expense per ASM increased 4.3 percent due primarily to a higher percentage of the aircraft fleet being owned.

         Other operating expenses per ASM increased 6.3 percent primarily from small increases in several areas that had previously been postponed as part of a prior year cost reduction effort.

         Interest expense decreased 8.4 percent due primarily to the July 2001 redemption of $100 million notes. Capitalized interest decreased 14.5 percent due primarily to a reduction in progress payment balances for future aircraft deliveries. Interest income increased 2.1 percent as an increase in invested cash balances was partially offset by a decrease in rates earned on investments. Other gains in 2001 resulted primarily from the Company's share of government grant funds from the Act that were determined to be related to direct and incremental losses incurred in third quarter 2001 as a result of the terrorist attacks.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.25 billion for the nine months ended September 30, 2001 and $1.505 billion for the 12 months then ended. In addition, the Company accessed its $475 million bank credit facility in September 2001 following the terrorist attacks. See Note 9 to the unaudited Condensed Consolidated Financial Statements. Cash generated for the 12 months ended September 30, 2001 was primarily used to finance aircraft-related capital expenditures and provide working capital. See Note 11 to the Condensed Consolidated Financial Statements for subsequent events involving liquidity in fourth quarter 2001.

         During the 12 months ended September 30, 2001, net capital expenditures were $1.002 billion, which primarily related to the purchase of 24 new 737-700 aircraft, and progress payments for future aircraft deliveries.

         The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As a result of the September 11, 2001 terrorist attacks, the Company was able to modify its future aircraft delivery dates. As of November 13, 2001, the Company has no new aircraft deliveries scheduled for the remainder of 2001, 11 737-700s scheduled for delivery in 2002, 21 in 2003, 23 in 2004, 24 in 2005, 22 in 2006, 25 in 2007, and 6 in 2008. The Company also has a total of 87 purchase options for new 737-700 aircraft for years 2003 through 2008 as follows: 13 in 2004, 20 in 2005, 20 in 2006, 9 in 2007, and 25 in 2008.
In total, Southwest's firm orders, options, and purchase rights through 2012 have remained unchanged at 436 aircraft. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s scheduled subsequent to 2002. Based on these recent modifications, aggregate funding needed for fixed commitments at November 13, 2001, was approximately $3.650 billion due as follows: $2 million in 2001; $322 million in 2002; $687 million in 2003; $670 million in 2004;
$706 million in 2005; and $1.263 billion thereafter.

         The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2001 of $1.49 billion and internally generated funds. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

         On October 11, 2001, the Company filed a registration statement on Form S-3 covering an additional $1.0 billion principal amount of unsecured debt securities and pass through certificates which may be publicly offered from time to time. The registration statement was declared effective by the SEC on October 15, 2001. Subsequent to the Company's issuance of $614.3 million Pass Through Certificates on October 30, 2001, as discussed in Note 11 to the unaudited Condensed Consolidated Financial Statements, the Company has outstanding shelf registrations for the issuance of an additional $704.5 million in public debt securities and pass through certificates. The Company could utilize these to pay down short-term borrowings and/or finance aircraft during 2001 and 2002.

         In July 2001, the Company redeemed $100 million of senior unsecured 9.4% Notes originally issued in 1991.

         The Company recently began new service to Norfolk International Airport in Norfolk, Virginia. Service began on October 7, 2001, with daily nonstop flights from Baltimore/Washington, Jacksonville, Las Vegas, and Orlando, plus direct or connecting service from 32 other cities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 6 to the unaudited Condensed Consolidated Financial Statements.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  Exhibit 10.1 Supplemental Agreements No. 15, 16, 17, 18 and 19 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.

                  Exhibit 10.2 Aircraft Acquisition and Sale Agreement dated as of November 13, 2001 among The Amor Trust, Wilmington Trust Company, Wells Fargo Bank Northwest, National Association and Southwest.

                  Exhibit 10.3 Purchase Agreement Assignment dated as of November 13, 2001 between The Amor Trust and Southwest.

         b)       Reports on Form 8-K

                  On October 3, 2001, Southwest filed a Current Report on Form 8-K for the purpose of filing the Company's October 3, 2001 press release reporting September 2001 traffic results as
                  Exhibit 99.1.

                  On October 29, 2001, Southwest filed a Current Report on Form 8-K to file, under Item 7-Financial Statements and Exhibits, certain documents related to its Registration Statement on Form S-3 (File No. 333-71392).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHWEST AIRLINES CO.

November 14, 2001                                 By /s/ Gary C. Kelly
                                                     ---------------------------
                                                     Gary C. Kelly
                                                     Executive Vice President -
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.1                  Supplemental Agreements No. 15, 16, 17, 18 and 19 to
                         Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.

   10.2                  Aircraft Acquisition and Sale Agreement dated as of
                         November 13, 2001 among The Amor Trust, Wilmington
                         Trust Company, Wells Fargo Bank Northwest, National
                         Association and Southwest.

   10.3                  Purchase Agreement Assignment dated as of November 13,
                         2001 between The Amor Trust and Southwest.