Form 10-K
period 2001-12-31
SOUTHWEST AIRLINES CO
filed 2002-02-04
CIK 92380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001 or

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

         Common Stock $(1.00 par value)           New York Stock Exchange, Inc.
         Common Share Purchase Rights             New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Aggregate market value of Common Stock held by nonaffiliates as of
                               December 31, 2001:

                                 $14,155,000,000

         Number of shares of Common Stock outstanding as of the close of business on December 31, 2001:

                               766,773,730 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting of
         Shareholders, May 15, 2002:                          PART III

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

      At year-end 2001, Southwest operated 355 Boeing 737 aircraft and provided service to 59 airports in 58 cities in 30 states throughout the United States. Southwest commenced service to West Palm Beach, Florida in January 2001 and to Norfolk, Virginia in October 2001. In March 2001, Southwest discontinued service to San Francisco International Airport.

      Based on data for second quarter 2001 (the latest available data), Southwest Airlines is the 4th largest carrier in the United States based on domestic passengers boarded and the second largest based on scheduled domestic departures.

      The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31).

RECENT DEVELOPMENTS

      On September 11, 2001, terrorists hijacked and used two American Airlines, Inc. aircraft and two United Air Lines, Inc. aircraft in terrorist attacks on the United States ("terrorist attacks"). As a result of these terrorist attacks, the Federal Aviation Administration ("FAA") immediately suspended all commercial airline flights on the morning of September 11. The Company resumed flight activity on September 14 and was operating its normal pre-September 11 flight schedule by September 18, 2001. From September 11 until the Company resumed flight operations on September 14, Southwest canceled approximately 9,000 flights. Although flight operations were suspended, the Company continued to incur nearly all of its normal operating expenses (with the exception of certain direct trip-related expenditures such as fuel, landing fees, etc.). Once the Company resumed operations, revenues were severely impacted and ticket refund activity increased. In fourth quarter 2001, revenues recovered sufficiently for the Company to report a profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Stabilization Act"). The Stabilization Act provides for up to $5 billion in cash grants and $10 billion in loan guarantees to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, associated with the terrorist attacks. The Stabilization Act also provides for other items such as protection against certain insurance coverage increases, delaying payments of excise taxes, and certain protections against lawsuits for the airlines directly involved in the attacks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the cash grants provided by the Stabilization Act.

      In response to the decrease in demand for air travel since the terrorist attacks, the Company has modified its schedule for future aircraft deliveries and the timing of its future capital expenditure commitments. See "Properties - Aircraft" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's long-term commitments for aircraft.

FUEL

      The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel over the past five years was as follows:

                                       COST                     AVERAGE PRICE                     PERCENT OF
           YEAR                     (Millions)                   PER GALLON                   OPERATING EXPENSES
           ----                      ---------                  -------------                 ------------------
           1997                       $495.0                        $.62                            15.0%
           1998                       $388.3                        $.46                            11.2%
           1999                       $492.4                        $.53                            12.5%
           2000                       $804.4                        $.79                            17.4%
           2001                       $770.5                        $.71                            15.6%

      From October 1, 2001 through December 31, 2001, the average price per gallon was $.6030. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Southwest's fuel hedging activities.

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

      The Department of Transportation ("DOT") has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of public convenience and necessity, which does not confer either exclusive or proprietary rights. The Company's certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Wright Amendment, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with any provisions of subchapter IV of the Federal Aviation Act of 1958, or any order or regulation issued thereunder or any term of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and fails to comply after being given a reasonable time to do so.

      DOT prescribes uniform disclosure standards regarding terms and conditions of carriage and prescribes that terms incorporated into the Contract of Carriage by reference are not binding upon passengers unless notice is given in accordance with its regulations.

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

      Security. On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act ("Security Act"). The Security Act generally provides for enhanced aviation security measures. The Security Act established a new Transportation Security Administration ("TSA") within the Department of Transportation to be headed by the new Under Secretary of Transportation for Security with supervision by the new Transportation Security Oversight Board. The TSA is to assume the aviation security functions previously residing in the FAA and assume the passenger screening contracts at U.S. airports by February 17, 2002. The TSA will provide for the screening of all passengers and property, including cargo and baggage, which will be performed by federal employees by November 19, 2002. The Security Act also requires that a system be in operation to screen all checked baggage at U.S. airports by January 18, 2002; Southwest has complied with this requirement. Beginning February 1, 2002, a $2.50 per enplanement security fee is imposed on passengers (maximum of $5.00 per one-way trip), with authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs.

      Environmental. Certain airports, including San Diego, Burbank, and Orange County, have established airport restrictions to limit noise, including restrictions on aircraft types to be used, and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports may consider adopting similar noise regulations, but such regulations are subject to the provisions of the Airport Noise and Capacity Act of 1990 and regulations promulgated thereunder.

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

      Customer Service Commitment. During 1999, the airline transportation industry faced possible legislation dealing with certain customer service practices. As a compromise with Congress, the industry, working with the Air Transport Association, responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines formalized its dedication to Customer Satisfaction by adopting its Customer Service Commitment, a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on "About SWA" at www.southwest.com. Congress is expected to monitor the effects of the industry's plans, and there can be no assurance that legislation will not be proposed in the future to regulate airline customer service practices.

MARKETING AND COMPETITION

      Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in markets with frequent, conveniently timed flights and low fares. For example, Southwest's average aircraft trip stage length in 2001 was 514 miles with an average duration of approximately 1.5 hours. At year-end, Southwest served approximately 344 one-way nonstop city pairs.

      Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for Customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 75 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood and Long Island airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft are at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline with other airlines, nor have any commuter feeder relationships.

      Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

      In January 1995, Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print a paper ticket altogether. Southwest also entered into an arrangement with SABRE, the computer reservation system in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet at http://www.southwest.com. For the year ended December 31, 2001, approximately 85 percent of Southwest's Customers chose the Ticketless travel option. For the year ended December 31, 2001, approximately 40 percent of Southwest's passenger revenues came through its Internet site, which has become a vital part of the Company's distribution strategy.

      The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have greater financial resources, larger fleets, and wider name recognition. Certain major United States airlines have established marketing alliances with each other, including Northwest Airlines/Continental Airlines, American Airlines/Alaska Airlines, and Continental Airlines/America West Airlines. In 2001, AMR Corp., parent of American Airlines, completed its acquisition of the assets of Trans World Airlines.

      Immediately after the terrorist acts of September 11, and in the face of weak demand for air service, most major carriers (not including Southwest) announced significant service reductions, grounded aircraft and furloughed employees. Southwest's competitors have reduced service in several markets served by Southwest. Some carriers have sought relief from certain financial obligations and may seek additional protection from such obligations in bankruptcy. On the other hand, some of the Company's competitors may qualify for federal loan guarantees authorized by the Stabilization Act. Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. Security requirements are still evolving on a daily basis; however, to date, they have not impacted Southwest's aircraft utilization. It is currently not possible to assess the impact of these events on airline competition.

      Profit levels in the air transport industry are highly sensitive to changes in operating and capital costs and the extent to which competitors match an airline's fares and services. The profitability of a carrier in the airline industry is also impacted by general economic trends.

      The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets, particularly the private automobile. In shorthaul air services that compete with surface transportation, price is a competitive factor, but frequency and convenience of scheduling, facilities, transportation safety and security procedures, and Customer Service may be of equal or greater importance to many passengers.

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

      After the September 11 terrorist attacks, the Company's insurers provided notice that coverage for aircraft damage and for liability due to war and terrorist activities would be canceled in seven days. In both cases, new coverage was made available at significantly higher rates. The Company has purchased the new coverage, which in the case of the third party liability insurance contains a new sub-limit of $50 million. Pursuant to authority granted in the Stabilization Act, the FAA has supplemented this insurance until March 21, 2002 with a third party liability policy covering losses in excess of $50 million. Further, the FAA has reimbursed the Company for the increased cost of its insurance for the month of October 2001. While the FAA has authority to provide reimbursement of premiums for a period of 180 days from September 11, there is no assurance that any further reimbursements will be forthcoming.

      The Company's existing insurance policies for war and terrorism coverage continue to contain a seven day cancellation clause which the insurers may invoke at any time. There is also no assurance that the FAA will be authorized to continue to provide insurance for third party terrorism and war risk coverage in excess of $50 million after March 21, 2002.

FREQUENT FLYER AWARDS

      Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a flight segment credit for each one-way trip flown or two credits for each round trip flown. Rapid Rewards Customers can also receive flight segment credits by using the services of non-airline partners, which include a telephone company, car rental agencies, hotels, and credit card partners, including the Southwest Airlines First USA(R) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after the accumulation of 16 flight segment credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted after flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

      Trips flown are valid for flight segment credits toward Award Tickets and Companion Passes for twelve months only; Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely; and Award Tickets and Companion Passes are valid for one year with an automatic expiration date. "Black out" dates apply during peak holiday periods.

      The Company also sells flight segment credits to business partners including credit card companies, phone companies, hotels, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

      Customers redeemed approximately 1.7 million, 1.6 million and 1.2 million Award Tickets and flights on Companion Passes during 2001, 2000 and 1999, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 5.4 percent in 2001, 4.9 percent in 2000 and 4.3 percent in 1999. The number of Award Tickets outstanding at December 31, 2001 and 2000 was approximately 1,296,000 and 985,000, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equal 80 percent or more of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2001 and 2000 was approximately 48,000 and 41,000, respectively. The Company currently estimates that 3 to 4 trips will be redeemed per outstanding Companion Pass.

      The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for flight segment credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. For flight segment credits sold to business partners prior to January 1, 2000 revenue was recognized when the credits were sold. Beginning January 1, 2000, revenue from the sale of flight segment credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2001 and 2000 was not material.

EMPLOYEES

      At December 31, 2001, Southwest had 31,580 active employees, consisting of 10,710 flight, 1,600 maintenance, 15,020 ground customer and fleet service and 4,250 management, accounting, marketing, and clerical personnel.

      Southwest has ten collective bargaining agreements covering approximately 82 percent of its employees. The following table sets forth the Company's employee groups and collective bargaining status:

      EMPLOYEE GROUP                          REPRESENTED BY                     AGREEMENT AMENDABLE ON
      --------------                          --------------                     ----------------------
Customer Service and                    International Association of            November 2002
Reservations                            Machinists and Aerospace
                                        Workers, AFL-CIO

Flight Attendants                       Transportation Workers of               June 2002
                                        America, AFL-CIO ("TWU")

Ramp, Operations and                    TWU                                     June 2006
Provisioning

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

Mechanics                               Teamsters                               In Negotiations

Flight Simulator Technicians            Teamsters                               November 2008

Flight/Ground School                    Southwest Airlines Professional         December 2010
Instructors and Flight Crew             Instructors Association
Training Instructors

ITEM 2. PROPERTIES

AIRCRAFT

      Southwest operated a total of 355 Boeing 737 aircraft as of December 31, 2001, of which 92 and 7 were under operating and capital leases, respectively. The remaining 256 aircraft were owned.

      Southwest was the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 2001, Southwest had 106 Boeing 737-700 aircraft in service.

      In total, at December 31, 2001, the Company had firm orders and options to purchase Boeing 737 Aircraft as follows:

          FIRM ORDERS AND OPTIONS TO PURCHASE BOEING 737-700 AIRCRAFT*

        DELIVERY YEAR                   FIRM ORDERS                     OPTIONS                   ROLLING OPTIONS
        -------------                   -----------                     -------                   ---------------
            2002                            11
            2003                            21
            2004                            23                            13
            2005                            24                            20
            2006                            22                            20
            2007                            25                             9                             20
          2008-2012                          6                            25                            197
                                           ---                           ---                            ---
TOTALS                                     132                            87                            217
                                           ===                           ===                            ===

*Of the 32 Firm Orders indicated for 2002 and 2003, 19 aircraft are to be acquired from a special purpose trust (rather than Boeing). The balance of 13 Firm Orders in those years, as well as the remaining aircraft orders described in the above table, are directly with The Boeing Company. See Footnote 4 to the Consolidated Financial Statements.

      The Company currently intends to retire its fleet of 30 Boeing 737-200 aircraft over the next four years.

      The average age of the Company's fleet at December 31, 2001 was 8.75 years.

GROUND FACILITIES AND SERVICES

      Southwest leases terminal passenger service facilities at each of the airports it serves to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, and Phoenix Sky Harbor, its training center near Love Field, which houses five 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2001, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

      The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual aircraft maintenance costs.

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

         The IRS similarly proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1992 through 1994 primarily related to the costs of certain aircraft inspection and maintenance expenses. During 2001, the IRS conceded the proposed adjustments to the deductions claimed for aircraft inspection and maintenance expenses. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2002) are as follows:

               NAME                                           POSITION                                        AGE
               ----                                           --------                                        ---
James F. Parker                            Vice Chairman of the Board and                                     55
                                           Chief Executive Officer
Colleen C. Barrett                         Director, President and Chief Operating Officer                    57
Donna D. Conover                           Executive Vice President- Customer Service                         48
Gary C. Kelly                              Executive Vice President and Chief Financial Officer               46
James C. Wimberly                          Executive Vice President- Chief Operations Officer                 48
Joyce C. Rogge                             Senior Vice President - Marketing                                  44
Ross Holman                                Vice President - Systems                                           50
Ron Ricks                                  Vice President-Governmental Affairs                                52
Dave Ridley                                Vice President-Ground Operations                                   48

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership in Company Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. During 2001, one report involving the acquisition of 2,550 shares of Southwest Common Stock was filed five days late by Gene H. Bishop, a member of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock, as adjusted for the February 2001 three-for-two stock split, were:

       PERIOD                        DIVIDEND        HIGH          LOW
       ------                        --------        ----          ---
       2000
         1ST QUARTER                 $0.00367     $  13.92     $  10.00
         2ND QUARTER                  0.00367        15.17        12.38
         3RD QUARTER                  0.00367        16.67        12.75
         4TH QUARTER                  0.00367        23.33        15.75

       2001
         1ST QUARTER                 $0.00450     $  23.27     $  16.00
         2ND QUARTER                  0.00450        20.03        16.55
         3RD QUARTER                  0.00450        20.23        11.25
         4TH QUARTER                  0.00450        20.00        14.52

      As of December 31, 2001, there were 11,324 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

      During 2001, Herbert D. Kelleher, President and Chief Executive Officer, exercised unregistered options to purchase Southwest Common Stock as follows:

NUMBER OF SHARES PURCHASED*                   EXERCISE PRICE                       DATE OF EXERCISE
--------------------------                    --------------                       ----------------
512,582                                           $ 1.00                            January 2, 2001
380,845                                           $ 1.00                            January 2, 2001
400,619                                           $ 3.358                           January 2, 2001

*These numbers do not take into account the February 2001 three-for-two stock split.

      The issuances of the above options and shares to Mr. Kelleher were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or to an exemption from such registration. The issuance of such shares was not underwritten.

ITEM 6. SELECTED FINANCIAL DATA

      The following financial information for the five years ended December 31, 2001 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. Share and per share information in this Report has been adjusted for the effect of the February 2001 three-for-two stock split.

                                                                             YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                     2001             2000              1999            1998             1997
                                                 ------------     ------------      ------------    ------------     ------------
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues ........................   $  5,555,174     $  5,649,560      $  4,735,587    $  4,163,980     $  3,816,821
   Operating expenses ........................      4,924,052        4,628,415         3,954,011       3,480,369        3,292,585
                                                 ------------     ------------      ------------    ------------     ------------
   Operating income ..........................        631,122        1,021,145           781,576         683,611          524,236
   Other expenses(income), net ...............       (196,537)           3,781             7,965         (21,501)           7,280
                                                 ------------     ------------      ------------    ------------     ------------
   Income before income taxes ................        827,659        1,017,364           773,611         705,112          516,956
   Provision for income taxes ................        316,512          392,140           299,233         271,681          199,184
                                                 ------------     ------------      ------------    ------------     ------------
   Net income ................................   $    511,147     $    625,224(3)   $    474,378    $    433,431     $    317,772
                                                 ============     ============      ============    ============     ============
   Net income per share, basic ...............   $        .67     $        .84(3)   $        .63    $        .58     $        .43
   Net income per share, diluted .............   $        .63     $        .79(3)   $        .59    $        .55     $        .41
   Cash dividends per common share ...........   $      .0180     $      .0147      $      .0143    $      .0126     $      .0098
   Total assets at period-end ................   $  8,997,141     $  6,669,572      $  5,653,703    $  4,715,996     $  4,246,160
   Long-term obligations at period-end .......   $  1,327,158     $    760,992      $    871,717    $    623,309     $    628,106
   Stockholders' equity at period-end ........   $  4,014,053     $  3,451,320      $  2,835,788    $  2,397,918     $  2,009,018

OPERATING DATA:
   Revenue passengers carried ................     64,446,773       63,678,261        57,500,213      52,586,400       50,399,960
   Revenue passenger miles (RPMs) (000s) .....     44,493,916       42,215,162        36,479,322      31,419,110       28,355,169
   Available seat miles (ASMs) (000s) ........     65,295,290       59,909,965        52,855,467      47,543,515       44,487,496
   Load factor (1) ...........................           68.1%            70.5%             69.0%           66.1%            63.7%
   Average length of passenger haul (miles) ..            690              663               634             597              563
   Trips flown ...............................        940,426          903,754           846,823         806,822          786,288
   Average passenger fare ....................   $      83.46     $      85.87      $      79.35    $      76.26     $      72.81
   Passenger revenue yield per RPM ...........          12.09c.          12.95c.           12.51c.         12.76c.          12.94c.
   Operating revenue yield per ASM ...........           8.51c.           9.43c.            8.96c.          8.76c.           8.58c.
   Operating expenses per ASM ................           7.54c.           7.73c.            7.48c.          7.32c.           7.40c.
   Fuel cost per gallon (average) ............          70.86c.          78.69c.           52.71c.         45.67c.          62.46c.
   Number of Employees at year-end ...........         31,580           29,274            27,653          25,844           23,974
   Size of fleet at year-end (2) .............            355              344               312             280              261

----------

(1)   Revenue passenger miles divided by available seat miles.

(2)   Includes leased aircraft.

(3) Excludes cumulative effect of accounting change of $22.1 million ($.03 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 2001, Southwest posted a profit for the 29th consecutive year in one of the most challenging operating environments the air travel industry has ever faced. During the year, Southwest also increased our domestic market share, made enhancements that will improve our Customer Service, and ended the year with more Employees and aircraft than we had when we began the year. Despite the onset of a recession early in 2001 and the September 11, 2001 terrorist attacks against the United States (the terrorist attacks), Southwest was profitable in each quarter of the year, including the third and fourth quarters after excluding federal grants recognized in these quarters under the Air Transportation Safety and System Stabilization Act (the Act). (See Note 3 to the Consolidated Financial Statements for further details on the terrorist attacks and the Act.) Although we were unable to match some of the Company's record-setting performance levels reached in 2000, our business strategy - primarily short haul, high frequency, low fare, point-to-point, high quality Customer Service - continued to serve us well during some difficult times in 2001.

In 2001, we continued to maintain our cost advantage over our industry while the recession and events of September 11 put downward pressure on revenues. In response to uncertainties following September 11 and the precipitous drop in demand for air travel, Southwest amended its agreement with The Boeing Company to defer aircraft deliveries (see Note 4 to the Consolidated Financial Statements) but did not ground airplanes, reduce service, or furlough Employees. Following the temporary FAA shutdown of U.S. air space following the terrorist attacks, load factors have steadily improved to somewhat normal, average historical levels. However, these load factors have resulted from significant fare discounting, which continues to result in year-over-year declines in passenger revenue yields per RPM (passenger yields) and operating revenue yields per ASM.

As we begin 2002, in addition to the difficult revenue environment for commercial airlines, the Company is faced with increased war risk insurance and passenger security costs resulting from continually evolving security laws and directives. In response to the terrorist attacks, the airline industry has worked diligently with Congress, the DOT, the FAA, and law enforcement officials to enhance security. During fourth quarter 2001, the Company was able to offset these additional costs because of lower jet fuel prices and through internal cost reduction initiatives implemented following the terrorist attacks. However, there can be no assurance the Company will be able to continue to offset future cost increases resulting from the changing commercial airline environment. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional laws or directives that could increase the Company's costs or result in changes to the Company's operations, etc.)

During 2001, we began service to two new cities, West Palm Beach, Florida, and Norfolk, Virginia, while also discontinuing service to San Francisco International Airport due to airport congestion. We have been pleased with the initial results in both of the new Southwest cities. Prior to September 11, the Company also continued to add flights between cities already served. Southwest ended 2001 serving 58 cities in 30 states. Immediately following the terrorist attacks, Southwest suspended fleet growth. However, by the end of the year, Southwest had announced plans for modest growth to resume in early 2002.

Currently, available seat mile (ASM) capacity is expected to grow approximately
3.5 percent in 2002 with the planned net addition of at least 8 aircraft. The Company will place in service at least 11 new Boeing 737-700s scheduled for delivery during the year and will retire three of the Company's older 737-200s. (The immediately preceding sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, future capacity decisions made by the Company, demand for air travel, changes in the Company's aircraft retirement schedule, etc.)

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000 The Company's consolidated net income for 2001 was $511.1 million ($.63 per share, diluted), as compared to 2000 net income, before the cumulative effect of change in accounting principle, of $625.2 million ($.79 per share, diluted), a decrease of 18.2 percent. The prior years' net income per share amounts have been restated for the 2001 three-for-two stock split (see
Note 11 to the Consolidated Financial Statements). Consolidated results for 2001 included $235 million in gains that the Company recognized from grants under the Act and special pre-tax charges of approximately $48 million arising from the terrorist attacks (see Note 3 to the Consolidated Financial Statements). Excluding the grant and special charges related to the terrorist attacks, net income for 2001 was $412.9 million ($.51 per share, diluted). The cumulative effect of change in accounting principle for 2000 was $22.1 million, net of taxes of $14.0 million (see Note 2 to the Consolidated Financial Statements). Net income and net income per share, diluted, after the cumulative change in accounting principle, for 2000, were $603.1 million and $.76, respectively. Operating income for 2001 was $631.1 million, a decrease of 38.2 percent compared to 2000.

Following the terrorist attacks, all U.S. commercial flight operations were suspended for approximately three days. However, the Company continued to incur nearly all of its normal operating expenses (with the exception of certain direct trip-related expenditures such as fuel, landing fees, etc.). The Company cancelled approximately 9,000 flights before resuming flight operations on September 14, although we did not resume our normal pre-September 11 flight schedule until September 18, 2001. Once the Company did resume operations, load factors and passenger yields were severely impacted, and ticket refund activity increased. The Company estimates that from September 11 through September 30, it incurred operating losses in excess of $130 million.

The effects of the terrorist attacks continued to be felt throughout fourth quarter 2001. The Company's operating income during fourth quarter 2001 was $37.1 million, a decrease of 85.2 percent compared to fourth quarter 2000. Without consideration of any federal grant under the Act the Company expects to recognize in first quarter 2002 (see Note 3 to the Consolidated Financial Statements), it is not yet known whether the Company will be profitable in first quarter 2002, due to uncertain economic conditions and the difficult airline industry revenue environment.

OPERATING REVENUES Consolidated operating revenues decreased 1.7 percent due primarily to a 1.6 percent decrease in passenger revenues. The decrease in passenger revenues was a direct result of the terrorist attacks. Because of the terrorist attacks, fluctuations in passenger revenue can best be explained by discussing the year in two distinct time periods: January through August, 2001, and September through December, 2001.

From January through August, 2001, passenger revenues were approximately 8.7 percent higher than the same period in 2000 due primarily to an increase in capacity, as measured by ASMs, of 11.6 percent. The capacity increase was due to the addition of 14 aircraft during 2001 (all prior to September 11) and was partially offset by a decrease of 1.9 percent in passenger yield. Passenger yields decreased as a result of fare discounting by the Company and the airline industry in general as the United States economy weakened throughout the year. The Company's load factor (RPMs divided by ASMs) over this time period was 71.2 percent, compared to 71.7 percent for the same period in 2000.

From September through December, 2001, passenger revenues were approximately
21.7 percent lower than the same period of 2000. Capacity increased 4.0 percent and the Company's load factor fell to 62.0 percent, compared to 68.2 percent during the same period of 2000. Passenger yields were 17.2 percent lower during this period versus the same period of 2000 due to aggressive fare sales following the terrorist attacks.

For the full year, the Company experienced a 1.2 percent increase in revenue passengers carried, a 5.4 percent increase in revenue passenger miles (RPMs), and a 9.0 percent increase in ASMs. The Company's load factor for 2001 was off
2.4 points to 68.1 percent and there was a 6.7 percent decrease in 2001 passenger yield.

Load factors in January 2002 continued to trail those experienced in January 2001. Additionally, passenger yields remain significantly below prior year levels. As a result, the Company expects first quarter 2002 revenue per available seat mile to continue to fall below first quarter 2001 levels. (The immediately preceding sentence is a forward-looking statement, which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional incidents that could cause the public to question the safety and/or efficiency of air travel, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, operational disruptions as a result of bad weather, the impact of labor issues, and variations in advance booking trends.) See Note 1 to the Consolidated Financial Statements for further information on the Company's revenue recognition policy.

As a result of weak economic conditions throughout 2001, consolidated freight revenues decreased 17.6 percent. There were decreases in both the number of freight shipments and revenue per shipment. Following the September 11, 2001 terrorist attacks, the United States Postal Service made the decision to shift a portion of the mail that commercial carriers had previously carried to freight carriers. As a result of this decision, the Company expects to experience a decrease in freight revenues during at least the first half of 2002 when compared to 2001. (The immediately preceding sentence is a forward-looking statement, which involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, general economic conditions, subsequent shifts in business by the United States Postal Service, and capacity changes by other carriers.) Other revenues increased 20.3 percent due primarily to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2001 increased 6.4 percent, compared to the 9.0 percent increase in capacity. Operating expenses per ASM decreased 2.5 percent to $.0754, compared to $.0773 in 2000, due primarily to a decrease in average jet fuel prices. The average fuel cost per gallon in 2001 was $.7086, 10.0 percent lower than the average cost per gallon in 2000 of $.7869. Excluding fuel expense, operating expenses per ASM decreased
 .3 percent.

Operating expenses per ASM for 2001 and 2000 were as follows:

                                                                    Increase     Percent
                                              2001        2000     (decrease)     change
                                            --------    --------   ----------    --------

Salaries, wages, and benefits                   2.51c.      2.41c.       .10c.        4.1%
Employee retirement plans                        .33         .40        (.07)       (17.5)
Fuel and oil                                    1.18        1.34        (.16)       (11.9)
Maintenance materials and repairs                .61         .63        (.02)        (3.2)
Agency commissions                               .16         .27        (.11)       (40.7)
Aircraft rentals                                 .29         .33        (.04)       (12.1)
Landing fees and other rentals                   .48         .44         .04          9.1
Depreciation                                     .49         .47         .02          4.3
Other                                           1.49        1.44         .05          3.5
                                            --------    --------    --------     --------
  Total                                         7.54c.      7.73c.      (.19)c.      (2.5)%
                                            ========    ========    ========     ========

Approximately 59 percent of the increase in Salaries, wages, and benefits per ASM was due to increases in salaries and wages from higher average wage rates within certain workgroups and increased headcount due in part to the increased security requirements following the September terrorist attacks. The remaining 41 percent of the increase in Salaries, wages, and benefits per ASM was due to higher benefits costs, primarily health care costs.

The Company's Ramp, Operations, and Provisioning Agents are subject to an agreement with the Transport Workers Union of America, (TWU), which became amendable in December 2000. The Company reached an agreement with the TWU, which was ratified by its membership in June 2001. The new contract becomes amendable in June 2006.

The Company's Mechanics are subject to an agreement with the International Brotherhood of Teamsters (the Teamsters), which became amendable in August 2001. Southwest is currently in negotiations with the Teamsters for a new contract.

The Company's Flight Attendants are subject to an agreement with the TWU, which becomes amendable in June 2002. The Company's Customer Service and Reservations Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, which becomes amendable in November 2002.

Employee retirement plans expense per ASM decreased 17.5 percent, due primarily to the decrease in Company earnings available for profitsharing. The decrease in earnings more than offset an increase in expense due to a 4th quarter amendment made to the Company's profitsharing plan. This amendment enabled the Company to take into consideration federal grants under the Act and special charges resulting from the terrorist attacks in the calculation of profitsharing.

Fuel and oil expense per ASM decreased 11.9 percent, due primarily to a 10.0 percent decrease in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2001 was $.7086 compared to $.7869 in 2000, including the effects of hedging activities. The Company's 2001 and 2000 average jet fuel prices are net of approximately $79.9 million and $113.5 million in gains from hedging activities, respectively. The Company's 2001 hedging gains were calculated according to the requirements of Statement of Financial Accounting Standards No. 133, as amended (SFAS 133), which the Company adopted January 1, 2001. See Note 2 and Note 9 to the Consolidated Financial Statements. As detailed in Note 9 to the Consolidated Financial Statements, the Company has hedges in place for approximately 60 percent of its anticipated fuel consumption in 2002. Considering current market prices and the continued effectiveness of the Company's fuel hedges, we are forecasting our first quarter 2002 average fuel cost per gallon to be below first quarter 2001's average fuel cost per gallon of $.7853. The majority of the Company's near term hedge positions are in the form of option contracts, which should enable the Company to continue to benefit to a large extent from a decline in jet fuel prices. (The immediately preceding two sentences are forward-looking statements, which involve uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable levels of jet fuel prices, the continued effectiveness of the Company's fuel hedges, and changes in the Company's overall fuel hedging strategy.)

Maintenance materials and repairs per ASM decreased 3.2 percent. This decrease was due primarily to the Company's capacity growth exceeding the increase in expense. Virtually all of the Company's 2001 capacity growth versus the prior year was accomplished with new aircraft, most of which have not yet begun to incur any meaningful repair costs. The decrease in engine expense was partially offset by an increase in expense for airframe inspections and repairs. In addition to an increase in the number of airframe inspections and repairs, the cost per event increased compared to 2000. Currently, the Company expects an increase in maintenance materials and repairs expense per ASM in first quarter 2002 versus first quarter 2001. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

Agency commissions per ASM decreased 40.7 percent, due primarily to a change in the Company's commission rate policy. Effective January 1, 2001, the Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Due to this most recent commission policy change in October 2001, we expect agency commissions to show a year-over-year decrease in first quarter 2002 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

Aircraft rentals per ASM decreased 12.1 percent due primarily to a lower percentage of the aircraft fleet being leased. Approximately 25.9 percent of the Company's aircraft were under operating lease at December 31, 2001, compared to
27.3 percent at December 31, 2000. Based on the Company's current new aircraft delivery schedule and scheduled aircraft retirements for 2001, we expect a decline in aircraft rental expense per ASM in 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in the Company's current schedule for purchase and/or retirement of aircraft.)

Landing fees and other rentals per ASM increased 9.1 percent primarily as a result of the Company's expansion of facilities at several airports, including Baltimore-Washington International Airport and Chicago Midway Airport. As a result of the terrorist attacks, most other major airlines have reduced their flight schedules and/or have retired aircraft early due to the decrease in demand for air travel. Since Southwest has not reduced the number of flights it offers, the Company expects that the airport costs it shares with other airlines on the basis of relative flights landed or passengers carried, such as landing fees and common space rentals, will increase on a per-ASM basis in future periods. In fourth quarter 2001, landing fees and other rentals per ASM increased 21.4 percent. The Company currently expects a similar year-over-year increase in first quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in competitors' flight schedules, demand for air travel, etc.)

Depreciation expense per ASM increased 4.3 percent due primarily to the growth in the Company's aircraft fleet prior to the September 11, 2001 terrorist attacks. The Company had received delivery of 14 new 737-700 aircraft prior to September 11, bringing the percentage of owned aircraft in the Company's fleet to 74.1 percent by the end of 2001 compared to 72.7 percent at the end of 2000.

Other operating expenses per ASM increased 3.5 percent due primarily to a significant increase in passenger liability, aircraft hull, and third party liability insurance costs following the terrorist attacks. The Company's insurance carriers cancelled their war risk and terrorism insurance policies following the terrorist attacks and reinstated such coverage at significantly higher rates than before. Although the Company was reimbursed for a portion of the higher rates by the federal government for one month during fourth quarter 2001, we have assumed no further reimbursements. As a result, the Company currently expects continued year-over-year increases in insurance costs for the near term future, including first quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the financial stability of companies offering insurance policies to the airline industry, the level of competition within the insurance industry, etc.)

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense was flat compared to the prior year. Following the terrorist attacks, the Company borrowed the full $475 million available under its revolving credit facility and issued $614.3 million in long-term debt in the form of Pass-Through Certificates (see
Note 7 to the Consolidated Financial Statements.) The increase in expense caused by these borrowings was offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Based on the Company's recent borrowings, we expect interest expense to be higher on a year-over-year basis in first quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent financing decisions made by the Company.) Capitalized interest decreased 25.3 percent primarily as a result of lower 2001 progress payment balances for scheduled future aircraft deliveries compared to 2000. The lower progress payments were due in part to the deferral of Boeing 737 aircraft firm orders and options following the terrorist attacks. Interest income increased 6.2 percent due primarily to higher invested cash balances, partially offset by lower rates of return. Other gains in 2001 resulted primarily from $235 million received as the Company's share of government grant funds under the Act provided to offset the Company's direct and incremental losses following the terrorist attacks, through the end of 2001. The Company expects to receive up to an additional $50 million in 2002, but determined that due to some uncertainties regarding the amount to be received, accrual of any amounts in 2001 as a receivable was not proper. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent modifications or amendments to the Act, interpretations of the meaning of direct and incremental losses, and changes in the government's expected schedule of distributing grant funds, etc.) See Note 3 to the Company's Consolidated Financial Statements for further discussion of the Act and grants from the government.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased slightly to 38.24 percent in 2001 from 38.54 percent in 2000. The decrease resulted primarily from lower effective state tax rates in 2001.

2000 COMPARED WITH 1999 The Company's consolidated net income for 2000 before the cumulative effect of a change in accounting principle was $625.2 million ($.79 per share, diluted), an increase of 31.8 percent. The cumulative change in accounting principle, related to the adoption of SEC Staff Accounting Bulletin No. 101, was $22.1 million, net of taxes of $14.0 million (see Note 2 to the Consolidated Financial Statements). Net income, after the cumulative change in accounting principle, was $603.1 million. Net income per share, diluted, after consideration of the accounting change, was $.76 compared to $.59 in 1999. Operating income was $1,021.1 million, an increase of 30.7 percent compared to 1999.

OPERATING REVENUES Consolidated operating revenues increased 19.3 percent due primarily to a 19.8 percent increase in passenger revenues. The increase in passenger revenues primarily resulted from the Company's increased capacity, strong demand for commercial air travel, and excellent marketing and revenue management. The Company experienced a 10.7 percent increase in revenue passengers carried, a 15.7 percent increase in RPMs, and a 3.6 percent increase in passenger yield. The increase in passenger yield was due primarily to an 8.2 percent increase in average passenger fare, partially offset by a 4.6 percent increase in average length of passenger haul. The increase in average passenger fare was due primarily to modest fare increases combined with a higher mix of full-fare passengers.

The increase in RPMs exceeded a 13.3 percent increase in ASMs resulting in a load factor of 70.5 percent, or 1.5 points above the prior year. The increase in ASMs resulted primarily from the net addition of 32 aircraft during the year.

Freight revenues increased 7.5 percent due primarily to an increase in capacity. Other revenues, which consist primarily of charter revenues, increased 1.2 percent. This increase was less than the Company's increase in capacity due primarily to the Company's decision to utilize more of its aircraft to satisfy the strong demand for scheduled service and, therefore, make fewer aircraft available for charters.

OPERATING EXPENSES Consolidated operating expenses for 2000 increased 17.1 percent, compared to the 13.3 percent increase in capacity. Operating expenses per ASM increased 3.3 percent to $.0773, compared to $.0748 in 1999, due primarily to an increase in average jet fuel prices. The average fuel cost per gallon in 2000 was $.7869, which was the highest annual average fuel cost per gallon experienced by the Company since 1984. Excluding fuel expense, operating expenses per ASM decreased 2.6 percent.

Salaries, wages, and benefits per ASM increased slightly, as increases in productivity in several of the Company's operational areas were more than offset by higher benefits costs, primarily workers' compensation expense, and increases in average wage rates within certain workgroups.

Employee retirement plans expense per ASM increased 11.1 percent, due primarily to the increase in Company earnings available for profitsharing.

Fuel and oil expense per ASM increased 44.1 percent, due primarily to a 49.3 percent increase in the average jet fuel cost per gallon. The average price per gallon of jet fuel in 2000 was $.7869 compared to $.5271 in 1999, including the effects of hedging activities. The Company's 2000 and 1999 average jet fuel prices are net of approximately $113.5 million and $14.8 million in gains from hedging activities, respectively.

Maintenance materials and repairs per ASM decreased 10.0 percent primarily because of a decrease in engine maintenance expense for the Company's 737-200 aircraft fleet as 1999 was an unusually high period for engine maintenance on these aircraft. Engine repairs for the Company's 737-200 aircraft are expensed on a time and materials basis. These engine repairs represented approximately 75 percent of the total decrease, while a decrease in airframe inspections and repairs per ASM represented the majority of the remaining decrease. The decrease in airframe inspections and repairs was due primarily to a greater amount of this work being performed internally versus 1999, when a large portion of this type of work was outsourced. Therefore, in 2000, a larger portion of the cost of these repairs was reflected in salaries and wages.

Agency commissions per ASM decreased 10.0 percent, due primarily to a decrease in commissionable revenue. Approximately 31 percent of the Company's 2000 revenues were attributable to direct bookings through the Company's Internet site compared to approximately 19 percent in the prior year. The increase in Internet revenues contributed to the Company's percentage of commissionable revenues decreasing from 34.6 percent in 1999 to 29.1 percent in 2000.

Aircraft rentals decreased 13.2 percent due primarily to a lower percentage of the aircraft fleet being leased. Approximately 27.3 percent of the Company's aircraft were under operating lease at December 31, 2000, compared to 30.8 percent at December 31, 1999.

Landing fees and other rentals per ASM decreased 4.3 percent primarily as a result of a decrease in landing fees per ASM of 6.7 percent, partially offset by a slight increase in other rentals. Although landing fees declined on a per-ASM basis, they were basically flat on a per-trip basis. The growth in ASMs exceeded the trip growth due primarily to a 5.8 percent increase in stage length (the average distance per aircraft trip flown).

Other operating expenses per ASM decreased 3.4 percent due primarily to Company-wide cost reduction efforts. The Company also reduced its advertising expense 9.5 percent per ASM, taking advantage of our national presence, increasing brand awareness, and strong Customer demand.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased 29.1 percent due primarily to the Company's issuance of $256 million of long-term debt in fourth quarter 1999. Capitalized interest decreased 11.9 percent primarily as a result of lower 2000 progress payment balances for scheduled future aircraft deliveries compared to 1999. Interest income increased 59.0 percent due primarily to higher invested cash balances and higher rates of return. Other losses in 1999 resulted primarily from a write-down associated with the consolidation of certain software development projects.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased slightly to 38.54 percent in 2000 from 38.68 percent in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.5 billion in 2001 compared to $1.3 billion in 2000. The increase in operating cash flows was due primarily to the deferral of approximately $186 million in tax payments until January 2002, as provided for in the Act, which more than offset the decrease in net income. Net cash provided by financing activities was $1.3 billion in 2001 compared to a net use of $59.5 million in 2000. Financing cash flows were generated from borrowings the Company made from its $475 million revolving credit facility and the issuance of $614.3 million in long-term debt. These borrowings were partially offset by the redemption of $100 million unsecured notes in 2001. See
Note 6 and Note 7 to the Consolidated Financial Statements for more information on these financing activities. Cash generated in 2001 was primarily used to finance aircraft-related capital expenditures and provide working capital.

During 2001, net capital expenditures were $1.0 billion, which primarily related to the purchase of 14 new 737-700 aircraft delivered to the Company, 11 new 737-700 aircraft the Company has effectively purchased via a special purpose trust (the Trust), and progress payments for future aircraft deliveries. See
Note 4 to the Consolidated Financial Statements for more information on the Trust. The Company's contractual commitments consist primarily of scheduled aircraft acquisitions. As a result of the terrorist attacks, the Company was able to modify its future aircraft delivery dates through the amendment of our purchase contract with The Boeing Company and through the creation of the Trust. Through the Trust, as of December 31, 2001, Southwest will take delivery and place in service 11 new 737-700 aircraft in 2002 and eight new 737-700 aircraft in 2003. Excluding aircraft scheduled to be delivered from the Trust, as of December 31, 2001, the Company has no new 737-700 aircraft deliveries scheduled for 2002, 13 in 2003, 23 in 2004, 24 in 2005, 22 in 2006, 25 in 2007, and 6 in
2008. The Company also has a total of 87 purchase options for new 737-700 aircraft for years 2004 through 2008 and purchase rights for an additional 217 737-700s during 2007-2012. In total, Southwest's Trust deliveries, firm orders, options, and purchase rights through 2012 are at 436 aircraft. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. The following table provides details regarding the Company's contractual cash obligations subsequent to December 31, 2001:

                                                        CONTRACTUAL CASH OBLIGATIONS BY YEAR (IN MILLIONS)
                                             ------------------------------------------------------------------------
                                                                                                   BEYOND
                                              2002       2003       2004       2005       2006     5 YEARS     TOTAL
                                             ------     ------     ------     ------     ------    -------     ------
Long-term debt (1)                           $   40     $  130     $  232     $  142     $  541     $  291     $1,376
Short-term borrowings                           475         --         --         --         --         --        475
Operating lease commitments                     290        275        243        217        185      1,590      2,800
Aircraft purchase commitments (2)               319        689        685        719        641        622      3,675
                                             ------     ------     ------     ------     ------     ------     ------
   Total Contractual cash obligations        $1,124     $1,094     $1,160     $1,078     $1,367     $2,503     $8,326
                                             ======     ======     ======     ======     ======     ======     ======

(1) Includes amounts classified as interest for capital lease obligations

(2) Includes amounts payable to the Trust - see Note 4 to the Consolidated Financial Statements.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 2001 of $2.28 billion and internally generated funds. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings and modest leverage.

The Company currently has outstanding shelf registrations for the issuance of $704 million of public debt securities, which it may utilize for aircraft financings in 2002 and 2003.

On September 23, 1999, the Company announced its Board of Directors had authorized the repurchase of up to $250 million of the Company's common stock. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time. As of December 31, 2001, in aggregate, 18.3 million shares had been repurchased at a total cost of $199.2 million, of which $108.7 million was completed in 2000. No shares were repurchased in 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest has interest rate risk in that it holds floating rate debt instruments and has commodity price risk in that it must purchase jet fuel to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to minimize its average jet fuel cost through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of fixed rate debt instruments and derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 99 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in
Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 2 to the Consolidated Financial Statements for information on the Company's accounting for its hedging program and Note 9 to the Consolidated Financial Statements for further detail on the Company's financial derivative instruments.

The fair values of outstanding financial derivative instruments related to the Company's jet fuel market price risk at December 31, 2001 were a net liability of approximately $19.4 million, which is classified in accrued liabilities in the Consolidated Balance Sheet. The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2001 prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $55 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2001 levels, except underlying futures prices.

Airline operators are inherently capital intensive, as the vast majority of the Company's assets are expensive aircraft, which are long-lived. The Company's strategy is to capitalize conservatively and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an "A" credit rating on its senior unsecured fixed-rate debt with Standard & Poor's and Fitch ratings agencies, and a "Baa1" or equivalent credit rating with Moody's rating agency. The Company's Aircraft Secured Notes and French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. Although there is interest rate risk associated with these secured borrowings, the risk is somewhat mitigated by the fact that the Company may prepay this debt on any of the semi-annual principal and interest payment dates. See Note 7 to the Consolidated Financial Statements for more information on these borrowings. As disclosed in Note 7 to the Consolidated Financial Statements, the Company had outstanding senior unsecured notes totaling $400 million at December 31, 2001. Also, as disclosed in Note 7, the Company issued $614.3 million in long-term debt in November 2001 in the form of Pass-Through Certificates (Certificates), which are secured by aircraft the Company owns. The total of the Company's long-term unsecured notes represented only 6.2 percent of total noncurrent assets at December 31, 2001. The unsecured long-term debt currently has a weighted-average maturity of 9.0 years at fixed rates averaging 7.6 percent at December 31, 2001, which is comparable to average rates prevailing over the last ten years. The Certificates bear interest at a combined weighted-average rate of 5.8 percent. The Company does not have significant exposure to changing interest rates on its unsecured long-term debt or its Certificates because the interest rates are fixed and the financial leverage is modest.

The Company also has some risk associated with changing interest rates due to the short term nature of its invested cash, which was $2.28 billion at December 31, 2001. The Company invests available cash in certificates of deposit and investment grade commercial paper that generally have maturities of three months or less; therefore, the returns earned on these investments parallel closely with floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material interest rate market risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2001 would not have a material effect on the fair value of the Company's fixed rate debt instruments. See Note 9 to the Consolidated Financial Statements for further information on the fair value of the Company's financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company's earnings and cash flows associated with its Aircraft Secured Notes, French Credit Agreements, and invested cash because of the floating rate nature of these items. Assuming floating market rates in effect as of December 31, 2001 were held constant throughout a twelve month period, a hypothetical ten percent change in those rates would correspondingly change the Company's net earnings and cash flows associated with these items by approximately $2.1 million. However, a ten percent change in market rates would not impact the Company's earnings or cash flow associated with the Company's publicly traded fixed-rate debt, or its Certificates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)                                        DECEMBER 31,
                                                                           2001              2000
                                                                       ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  2,279,861      $    522,995
  Accounts and other receivables                                             71,283           138,070
  Inventories of parts and supplies, at cost                                 70,561            80,564
  Deferred income taxes                                                      46,400            28,005
  Prepaid expenses and other current assets                                  52,114            61,902
                                                                       ------------      ------------
    Total current assets                                                  2,520,219           831,536

Property and equipment, at cost:
  Flight equipment                                                        7,534,119         6,831,913
  Ground property and equipment                                             899,421           800,718
  Deposits on flight equipment purchase contracts                           468,154           335,164
                                                                       ------------      ------------
                                                                          8,901,694         7,967,795
  Less allowance for depreciation                                         2,456,207         2,148,070
                                                                       ------------      ------------
                                                                          6,445,487         5,819,725
Other assets                                                                 31,435            18,311
                                                                       ------------      ------------
                                                                       $  8,997,141      $  6,669,572
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    504,831      $    312,716
  Accrued liabilities                                                       547,540           499,874
  Air traffic liability                                                     450,407           377,061
  Aircraft purchase obligations                                             221,840                --
  Short-term borrowings                                                     475,000                --
  Current maturities of long-term debt                                       39,567           108,752
                                                                       ------------      ------------
    Total current liabilities                                             2,239,185         1,298,403

Long-term debt less current maturities                                    1,327,158           760,992
Deferred income taxes                                                     1,058,143           852,865
Deferred gains from sale and leaseback of aircraft                          192,342           207,522
Other deferred liabilities                                                  166,260            98,470

Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value: 2,000,000 shares authorized;
    766,774 and 507,897 shares issued in 2001
    and 2000, respectively                                                  766,774           507,897
  Capital in excess of par value                                             50,409           103,780
  Retained earnings                                                       3,228,408         2,902,007
  Accumulated other comprehensive income (loss)                             (31,538)               --
  Treasury stock, at cost: 3,735 shares in 2000                                  --           (62,364)
                                                                       ------------      ------------
    Total stockholders' equity                                            4,014,053         3,451,320
                                                                       ------------      ------------
                                                                       $  8,997,141      $  6,669,572
                                                                       ============      ============


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)                   2001              2000              1999
                                                       ------------      ------------      ------------

OPERATING REVENUES:
  Passenger                                            $  5,378,702      $  5,467,965      $  4,562,616
  Freight                                                    91,270           110,742           102,990
  Other                                                      85,202            70,853            69,981
                                                       ------------      ------------      ------------
    Total operating revenues                              5,555,174         5,649,560         4,735,587

OPERATING EXPENSES:
  Salaries, wages, and benefits                           1,856,288         1,683,689         1,455,237
  Fuel and oil                                              770,515           804,426           492,415
  Maintenance materials and repairs                         397,505           378,470           367,606
  Agency commissions                                        103,014           159,309           156,419
  Aircraft rentals                                          192,110           196,328           199,740
  Landing fees and other rentals                            311,017           265,106           242,002
  Depreciation                                              317,831           281,276           248,660
  Other operating expenses                                  975,772           859,811           791,932
                                                       ------------      ------------      ------------
    Total operating expenses                              4,924,052         4,628,415         3,954,011
                                                       ------------      ------------      ------------

OPERATING INCOME                                            631,122         1,021,145           781,576

OTHER EXPENSES (INCOME):
  Interest expense                                           69,827            69,889            54,145
  Capitalized interest                                      (20,576)          (27,551)          (31,262)
  Interest income                                           (42,562)          (40,072)          (25,200)
  Other (gains) losses, net                                (203,226)            1,515            10,282
                                                       ------------      ------------      ------------
    Total other expenses (income)                          (196,537)            3,781             7,965
                                                       ------------      ------------      ------------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                        827,659         1,017,364           773,611
PROVISION FOR INCOME TAXES                                  316,512           392,140           299,233
                                                       ------------      ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                           511,147           625,224           474,378
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                                 --           (22,131)               --
                                                       ------------      ------------      ------------
NET INCOME                                             $    511,147      $    603,093      $    474,378
                                                       ============      ============      ============

NET INCOME PER SHARE, BASIC BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $        .67      $        .84      $        .63
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                          --              (.03)               --
                                                       ------------      ------------      ------------
NET INCOME PER SHARE, BASIC                            $        .67      $        .81      $        .63
                                                       ============      ============      ============

NET INCOME PER SHARE, DILUTED BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $        .63      $        .79      $        .59
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                          --              (.03)               --
                                                       ------------      ------------      ------------
NET INCOME PER SHARE, DILUTED                          $        .63      $        .76      $        .59
                                                       ============      ============      ============


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                           ----------------------------------------------------------------------------------------
                                                                                         ACCUMULATED
                                                           CAPITAL IN                       OTHER
                                              COMMON       EXCESS OF        RETAINED    COMPREHENSIVE     TREASURY
(In thousands, except per share amounts)      STOCK        PAR VALUE        EARNINGS    INCOME (LOSS)      STOCK          TOTAL
                                           ------------   ------------    ------------  -------------   ------------   ------------

Balance at December 31, 1998               $    335,904   $     89,820    $  2,044,975    $       --    $    (72,781)  $  2,397,918

  Three-for-two stock split                     167,954        (89,878)        (78,076)           --              --             --
  Purchase of shares of treasury stock               --             --              --            --         (90,507)       (90,507)
  Issuance of common and treasury stock
    pursuant to Employee stock plans              1,147          7,811         (45,134)           --          72,781         36,605
  Tax benefit of options exercised                   --         27,683              --            --              --         27,683
  Cash dividends, $.0143 per share                   --             --         (10,289)           --              --        (10,289)
  Net income - 1999                                  --             --         474,378            --              --        474,378
                                           ------------   ------------    ------------    ----------    ------------   ------------

Balance at December 31, 1999                    505,005         35,436       2,385,854            --         (90,507)     2,835,788

  Purchase of shares of treasury stock               --             --              --            --        (108,674)      (108,674)
  Issuance of common and treasury stock
    pursuant to Employee stock plan               2,892          6,667         (75,952)           --         136,817         70,424
  Tax benefit of options exercised                   --         61,677              --            --              --         61,677
  Cash dividends, $.0147 per share                   --             --         (10,988)           --              --        (10,988)
  Net income - 2000                                  --             --         603,093            --              --        603,093
                                           ------------   ------------    ------------    ----------    ------------   ------------

Balance at December 31, 2000                    507,897        103,780       2,902,007            --         (62,364)     3,451,320

  Three-for-two stock split                     253,929       (136,044)       (117,885)           --              --             --
  Issuance of common and treasury stock
    pursuant to Employee stock plans              4,948         28,982         (52,753)           --          62,364         43,541
  Tax benefit of options exercised                   --         53,691              --            --              --         53,691
  Cash dividends, $.0180 per share                   --             --         (14,108)           --              --        (14,108)
  Net income - 2001                                  --             --         511,147            --              --        511,147
  Other comprehensive income (loss)                  --             --              --       (31,538)             --        (31,538)
                                           ------------   ------------    ------------    ----------    ------------   ------------

Balance at December 31, 2001               $    766,774   $     50,409    $  3,228,408    $  (31,538)   $         --   $  4,014,053
                                           ============   ============    ============    ==========    ============   ============


See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------
(In thousands)                                                             2001              2000              1999
                                                                       ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    511,147      $    603,093      $    474,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                          317,831           281,276           248,660
      Deferred income taxes                                                 207,922           153,447           142,940
      Amortization of deferred gains on sale and
        leaseback of aircraft                                               (15,180)          (15,178)          (15,172)
      Amortization of scheduled airframe inspections
        and repairs                                                          43,121            36,328            28,949
      Income tax benefit from Employee stock
        option exercises                                                     53,691            61,677            27,683
      Changes in certain assets and liabilities:
        Accounts and other receivables                                       66,787           (63,032)           13,831
        Other current assets                                                 (9,027)          (24,657)          (31,698)
        Accounts payable and accrued liabilities                            202,506           129,438            66,081
        Air traffic liability                                                73,346           120,119            56,864
      Other                                                                  32,464            15,775            16,877
                                                                       ------------      ------------      ------------
        Net cash provided by operating activities                         1,484,608         1,298,286         1,029,393

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (997,843)       (1,134,644)       (1,167,834)
                                                                       ------------      ------------      ------------
        Net cash used in investing activities                              (997,843)       (1,134,644)       (1,167,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                614,250                --           255,600
  Payments of long-term debt and capital
    lease obligations                                                      (110,600)          (10,238)          (12,107)
  Payments of cash dividends                                                (13,440)          (10,978)          (10,842)
  Proceeds from revolving credit facility                                   475,000                --                --
  Proceeds from trust arrangement                                           266,053                --                --
  Proceeds from Employee stock plans                                         43,541            70,424            36,605
  Repurchases of common stock                                                    --          (108,674)          (90,507)
  Other, net                                                                 (4,703)               --                --
                                                                       ------------      ------------      ------------
        Net cash provided by (used in) financing activities               1,270,101           (59,466)          178,749
                                                                       ------------      ------------      ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                             1,756,866           104,176            40,308
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                       522,995           418,819           378,511
                                                                       ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                        $  2,279,861      $    522,995      $    418,819
                                                                       ============      ============      ============

CASH PAYMENTS FOR:
  Interest, net of amount capitalized                                  $     47,682      $     36,946      $     26,604
  Income taxes                                                         $     65,905      $    150,000      $    131,968


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


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

REVENUE RECOGNITION Tickets sold are initially deferred as "Air traffic liability". Passenger revenue is recognized when transportation is provided. "Air traffic liability" primarily represents tickets sold for future travel dates and estimated refunds, or exchanges, of tickets sold for past travel dates. Estimated refunds and exchanges, including the underlying assumptions, are evaluated each reporting period with resulting adjustments included in "Passenger revenue". Factors which may affect estimated refunds include, but may not be limited to, the Company's refund policy, the mix of refundable and non-refundable fares, and fare sale activity. The Company's estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund and exchange activity may vary from estimated amounts. The Company believes it is unlikely that materially different estimates would be reported under different assumptions or conditions.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel for awards earned under its Rapid Rewards frequent flyer program. The Company also sells flight segment credits and related services to companies participating in its Rapid Rewards frequent flyer program. Prior to 2000, revenue from the sale of flight segment credits was recognized when the credits were sold. However, beginning January 1, 2000, funds received from the sale of flight segment credits and associated with future travel is deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the credits expire unused. See Note 2.

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was $147.6 million, $141.3 million, and $137.7 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees and related Interpretations". See Note 12.

FINANCIAL DERIVATIVE INSTRUMENTS The Company utilizes a variety of derivative instruments, including both crude oil and heating oil based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, and fixed price swap agreements. Prior to 2001, the net cost paid for option premiums and gains and losses on all financial derivative instruments, including those terminated or settled early, were deferred and charged or credited to fuel expense in the same month that the underlying jet fuel being hedged was used. However, beginning January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, which changed the way it accounts for financial derivative instruments. See Note 2 and Note 9.

RECENT ACCOUNTING DEVELOPMENTS During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and re-measurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). The Company does not expect these standards to have a material impact on future financial statements or results of operations.

2. ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS 133. SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in "Accumulated other comprehensive income (loss)" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "Other (gains) losses, net" in the Consolidated Statement of Income. Any portion of a change in a derivative's fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

Under the rules established by SFAS 133, the Company has alternatives in accounting for its financial derivative instruments. The Company primarily uses financial derivative instruments to hedge its exposure to jet fuel price increases and accounts for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analysis which compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques do not produce results within certain predetermined confidence levels, the Company could lose its ability to utilize hedge accounting, which could cause the Company to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that the Company no longer qualified for hedge accounting. This could, in turn, depending on the materiality of periodic changes in derivative fair values, increase the volatility of the Company's future earnings.

Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in "Accumulated other comprehensive income (loss)". See Note 10 for further information on Comprehensive income. During 2001, the Company recognized approximately $8.2 million as a net expense in "Other (gains) losses, net", related to the ineffectiveness of its hedges. During 2001, the Company recognized approximately $17.5 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, (net)". The 2001 adoption of SFAS 133 has resulted in more volatility in the Company's financial statements than in the past due to the changes in market values of its derivative instruments and some ineffectiveness that has been experienced in its fuel hedges. See Note 9 for further information on the Company's derivative instruments.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue in "Other revenue" when flight segment credits were sold, consistent with most other major airlines. Beginning January 1, 2000, the Company recognizes Passenger revenue when free travel awards resulting from the flight segment credits sold are flown or credits expire unused. Due to this change, the Company recorded a cumulative effect charge in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.03 per share, basic and diluted. Adopting this method of accounting for 1999 would have reduced the Company's Net income by $3.9 million or $.01 per basic share. Net income per share, diluted, would not have changed.

Effective January 1, 1999, the Company revised the estimated useful lives of its 737-300 and -500 aircraft from 20 years to 23 years. This change was the result of the Company's assessment of the remaining useful lives of the aircraft based on the manufacturer's design lives, the Company's increased average aircraft stage (trip) length, and the Company's previous experience. The effect of this change was to reduce depreciation expense approximately $25.7 million and increase net income per share, diluted, by $.02 for the year ended December 31, 1999.

3. FEDERAL GRANTS AND SPECIAL CHARGES RELATED TO TERRORIST ATTACKS

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

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant is being determined based on that airline's percentage of ASMs during August 2001 to total eligible carriers' ASMs for August 2001, less an undetermined amount set aside for eligible carriers that provide services not measured by ASMs. The Department of Transportation
(DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. Direct and incremental losses, while defined generally in the Act, are subject to interpretation by the DOT. Lastly, final applications for grants must be accompanied by Agreed Upon Procedures reports from independent accountants and may be subject to additional audit or review by the DOT and Congress.

During third quarter and fourth quarter 2001, the Company recognized in "Other gains" approximately $235 million from grants under the Act. The Company believes its actual direct and incremental losses related to the September 11 terrorist attacks will exceed the total amount for which the Company will be ultimately eligible. The Company may recognize up to approximately $50 million in additional amounts during 2002 from the Act upon completion and approval of the final application based on the DOT's final interpretations of the Act. However, due to many uncertainties regarding the interpretation of the Act, the Company believed that recognizing gains in excess of the $235 million in 2001 was not appropriate.

In addition, the Company recorded special charges of $48 million in 2001 arising from the terrorist attacks. Total special charges included a $30 million reduction in "Passenger revenue" resulting from refunds of nonrefundable fares, $13 million in charges to "Other operating expenses" for write-downs of various assets due to impairment, and other charges that are included in "Other (gains) losses, net".

4. COMMITMENTS

In response to the decrease in demand for air travel since the terrorist attacks, the Company modified its schedule for future aircraft deliveries and the timing of its future capital expenditure commitments. In November 2001, Southwest entered into a trust arrangement with a special purpose entity (the Trust) and assigned its purchase agreement with Boeing to the Trust with respect to 19 Boeing 737-700 aircraft originally scheduled to be delivered from September 2001 through April 2002. Southwest subsequently entered into a purchase agreement with the Trust to purchase the aircraft at new delivery dates from January 2002 through April 2003. As of December 31, 2001, the Trust has purchased a total of eleven completed aircraft, and the remaining eight aircraft will be purchased by the Trust from Boeing when the aircraft are completed in 2002. Southwest has the option to accelerate purchases from the Trust at any time.

Although Southwest does not have legal title to the assets of the Trust and has not guaranteed the liabilities of the Trust, Southwest does exercise certain rights of ownership over the Trust assets. Consequently, the assets (i.e., "Flight equipment" and "Deposits on flight equipment purchase contracts") and associated liabilities (i.e., "Aircraft purchase obligations") of the Trust have been recorded in the accompanying Consolidated Balance Sheet as of December 31, 2001.

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. Excluding the aircraft acquired or to be acquired by the Trust, the Company has contractual purchase commitments with Boeing for no 737-700 aircraft deliveries in 2002, 13 scheduled for delivery in 2003, 23 in 2004, 24 in 2005, 22 in 2006, and 31 thereafter. In addition, the Company has options to purchase up to 87 737-700s during 2004-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. Including the amounts associated with the Trust that are included as liabilities in the Company's Consolidated Balance Sheet as of December 31, 2001, aggregate funding needed for firm commitments is approximately $3.7 billion, subject to adjustments for inflation, due as follows: $319 million in 2002, $689 million in 2003, $685 million in 2004, $719 million in 2005, $641 million in 2006, and $622 million thereafter.

5. ACCRUED LIABILITIES

(In thousands)                             2001           2000
--------------                          ----------     ----------
Retirement plans (Note 13)              $  147,110     $  180,340
Aircraft rentals                           120,554        117,302
Vacation pay                                83,105         72,115
Other                                      196,771        130,117
                                        ----------     ----------
                                        $  547,540     $  499,874
                                        ==========     ==========

6. SHORT-TERM BORROWINGS

In September 2001, the Company borrowed the full $475 million available under its unsecured revolving credit line with a group of banks. Borrowings under the credit line bear interest at six-month LIBOR plus 17 basis points and amounts are repayable on or before May 6, 2002. The interest rate (approximately 3.26% as of December 31, 2001), however, may change based on changes in the Company's credit rating. The Company intends to repay the borrowings in full prior to the due date with either cash on hand or proceeds from the issuance of long-term debt securities. The full $475 million is classified as a current liability in the Consolidated Balance Sheet at December 31, 2001. There were no outstanding borrowings under this agreement at December 31, 2000.

7. LONG-TERM DEBT

(In thousands)                                      2001           2000
--------------                                   ----------     ----------
9.4% Notes due 2001                              $       --     $  100,000
8 3/4% Notes due 2003                               100,000        100,000
Aircraft Secured Notes due 2004                     200,000        200,000
8% Notes due 2005                                   100,000        100,000
Pass Through Certificates                           614,250             --
7 7/8% Notes due 2007                               100,000        100,000
French Credit Agreements                             52,310         54,243
7 3/8% Debentures due 2027                          100,000        100,000
Capital leases (Note 8)                             109,268        117,083
                                                 ----------     ----------
                                                  1,375,828        871,326
Less current maturities                              39,567        108,752
Less debt discount and issue costs                    9,103          1,582
                                                 ----------     ----------
                                                 $1,327,158     $  760,992
                                                 ==========     ==========

On October 30, 2001, the Company issued $614.3 million Pass Through Certificates consisting of $150.0 million 5.1% Class A-1 certificates, $375.0 million 5.5% Class A-2 certificates, and $89.3 million 6.1% Class B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes, which were issued by Southwest on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 29 Boeing 737-700 aircraft owned by Southwest and are secured by a mortgage on such aircraft. Interest on the equipment notes held for the certificates is payable semiannually, beginning May 1, 2002. Beginning May 1, 2002, principal payments on the equipment notes held for the Class A-1 certificates are due semiannually until the balance of the certificates mature on May 1, 2006. The entire principal of the equipment notes for the Class A-2 and Class B certificates are scheduled for payment on November 1, 2006.

In July 2001, the Company redeemed $100 million of senior unsecured 9.4% Notes originally issued in 1991.

In fourth quarter 1999, the Company issued $200 million of floating rate Aircraft Secured Notes (the Notes), due 2004. The Notes are funded by a bank through a commercial paper conduit program and are secured by eight aircraft. Interest rates on the Notes are based on the conduit's actual commercial paper rate, plus fees, for each period and are expected to average approximately LIBOR plus 36 basis points over the term of the Notes. Interest is payable monthly and the Company can prepay the Notes in whole or in part prior to maturity.

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

During 1995, the Company issued $100 million of senior unsecured 8% Notes due March 1, 2005. Interest is payable semi-annually on March 1 and September 1. The Notes are not redeemable prior to maturity.

During 1992, the Company issued $100 million of senior unsecured 7 7/8% Notes due September 1, 2007. Interest is payable semi-annually on March 1 and September 1. The Notes are not redeemable prior to maturity.

During 1991, the Company issued $100 million of senior unsecured 8 3/4% Notes due October 15, 2003. Interest on the Notes is payable semi-annually. The Notes are not redeemable prior to maturity.

The net book value of the assets pledged as collateral for the Company's secured borrowings, primarily aircraft and engines, was $958.0 million at December 31, 2001.

As of December 31, 2001, aggregate annual principal maturities for the five-year period ending December 31, 2006 were $40 million in 2002, $130 million in 2003, $232 million in 2004, $142 million in 2005, $541 million in 2006, and $291 million thereafter.

8. LEASES

Total rental expense for operating leases charged to operations in 2001, 2000, and 1999 was $358.6 million, $330.7 million, and $318.2 million, respectively. The majority of the Company's terminal operations space, as well as 92 aircraft, were under operating leases at December 31, 2001. The amounts applicable to capital leases included in property and equipment were:

(In thousands)                                      2001           2000
--------------                                   ----------     ----------
Flight equipment                                 $  165,085     $  164,909
Less accumulated depreciation                        99,801         92,763
                                                 ----------     ----------
                                                 $   65,284     $   72,146
                                                 ==========     ==========

Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001, were:

(In thousands)                                 CAPITAL LEASES   OPERATING LEASES
--------------                                 --------------   ----------------
2002                                             $   17,562         $  290,378
2003                                                 17,751            275,013
2004                                                 17,651            242,483
2005                                                 23,509            217,170
2006                                                 13,379            185,125
After 2006                                           65,395          1,589,559
                                                 ----------         ----------
Total minimum lease payments                        155,247         $2,799,728
                                                                    ==========
Less amount representing interest                    45,979
                                                 ----------
Present value of minimum
   lease payments                                   109,268
Less current portion                                  8,692
                                                 ----------
Long-term portion                                $  100,576
                                                 ==========

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor's defined cost of the aircraft.

9. DERIVATIVE AND FINANCIAL INSTRUMENTS

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2001, 2000, and 1999 represented approximately 15.6, 17.4 percent, and 12.5 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At December 31, 2001, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 60 percent of its 2002 total anticipated jet fuel requirements, approximately 47 percent of its 2003 total anticipated jet fuel requirements, and a small portion of its 2004-2005 total anticipated jet fuel requirements. As of December 31, 2001, the majority of the Company's 2002 hedges are effectively heating oil-based positions in the form of option contracts. All remaining hedge positions are crude oil-based positions.

During 2001, 2000, and 1999, the Company recognized gains in "Fuel and oil" expense of $79.9 million, $113.5 million, and $14.8 million, respectively, from hedging activities. At December 31, 2001 and 2000, approximately $8.2 million and $49.9 million, respectively, was due from third parties from expired derivative contracts, and accordingly, are included in "Accounts and other receivables" in the accompanying Consolidated Balance Sheet. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at December 31, 2001, was a net liability of approximately $19.4 million and is classified as "Accrued liabilities" in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of December 31, 2001, the Company had approximately $31.1 million in unrealized losses, net of tax, in "Accumulated other comprehensive income
(loss)" related to fuel hedges. Included in this total are approximately $22.2 million in net unrealized losses that are expected to be realized in earnings during 2002. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded unrealized fuel hedge gains of $46.1 million, net of tax, of which $45.5 million was realized in earnings during 2001.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2001, the Company had agreements with five counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit rating falls below certain levels. Neither the Company nor the counterparties exceeded such threshold amounts at December 31, 2001. The Company is in the process of negotiating similar agreements with other counterparties.

The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2001 were as follows:

(In thousands)                                 CARRYING VALUE   FAIR VALUE
--------------                                 --------------   ----------
8 3/4% Notes due 2003                            $  100,000     $  106,954
Aircraft Secured Notes due 2004                     200,000        200,000
8% Notes due 2005                                   100,000        107,602
Pass Through Certificates                           614,250        605,839
7 7/8% Notes due 2007                               100,000        108,455
French Credit Agreements                             52,310         52,310
7 3/8% Debentures due 2027                          100,000         96,150

The estimated fair values of the Company's long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

10. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $479.6 million for 2001. The difference between Net income and Comprehensive income for 2001 is as follows:

(In thousands)                                                 2001
--------------                                              ----------
Net income                                                  $  511,147
  Unrealized (loss) on derivative instruments,
   net of deferred taxes of $(20,719)                          (31,063)
  Other, net of deferred taxes of $(320)                          (475)
                                                            ----------
  Total other comprehensive income (loss)                      (31,538)

                                                            ----------
Comprehensive income                                        $  479,609
                                                            ==========

A rollforward of the amounts included in "Accumulated other comprehensive income
(loss)", net of taxes, is shown below:

                                                   Fuel                       Accumulated other
                                                   hedge                        comprehensive
(In thousands)                                  derivatives        Other        income (loss)
--------------                                  -----------      ----------   -----------------
Balance at December 31, 2000                     $       --      $       --      $       --
  January 1, 2001 transition adjustment              46,089              --          46,089
  2001 changes in fair value                        (31,665)           (475)        (32,140)
  Reclassification to earnings                      (45,487)             --         (45,487)
                                                 ----------      ----------      ----------
Balance at December 31, 2001                     $  (31,063)     $     (475)     $  (31,538)
                                                 ==========      ==========      ==========

11. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 2001, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (140.3 million shares authorized of which 40.2 million shares have not yet been granted) and upon exercise of rights (323.0 million shares) pursuant to the Common Share Purchase Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0022 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $3.29 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2006.

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

On September 23, 1999, the Company's Board of Directors authorized the repurchase of up to $250 million of its outstanding common stock. This program to date has resulted in the repurchase of 18.3 million shares at an average cost of $10.85 per share between October 1999 and December 2000. No shares were repurchased in 2001. All of these acquired shares were subsequently reissued under Employee stock plans.

12. STOCK PLANS

At December 31, 2001, the Company had twelve stock-based compensation plans, excluding a plan covering the Company's Board of Directors and plans related to employment contracts with certain Executive Officers of the Company. The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense is recognized for its fixed option plans because the exercise prices of the Company's Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.

Of the Company's twelve stock-based compensation plans, eleven are fixed option plans that cover various Employee groups. Under these plans, the Company may grant up to 141 million shares of common stock, of which 32.4 million shares were available for granting in future periods as of December 31, 2001. Under plans covered by collective bargaining agreements, options granted to Employees generally have terms similar to the term of, and vest in annual increments over the remaining life of, the respective collective bargaining agreement. Options granted to Employees not covered by collective bargaining agreements have ten-year terms and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type.

Aggregated information regarding the Company's eleven fixed stock option plans, as adjusted for stock splits, is summarized below:

                                                  COLLECTIVE BARGAINING PLANS       OTHER EMPLOYEE PLANS
                                                 -----------------------------  -----------------------------
                                                              AVERAGE EXERCISE               AVERAGE EXERCISE
(In thousands, except exercise prices)            OPTIONS          PRICE         OPTIONS          PRICE
--------------------------------------           ----------   ----------------  ----------   ----------------
Outstanding December 31, 1998                        68,909      $     4.30         34,919      $     4.40
  Granted                                             2,304           11.70          5,051           12.19
  Exercised                                          (3,327)           4.13         (4,938)           3.11
  Surrendered                                          (612)           4.33         (1,701)           5.56
                                                 ----------                     ----------
Outstanding December 31, 1999                        67,274            4.32         33,331            4.61
  Granted                                             4,707           18.23         11,904           13.86
  Exercised                                          (7,895)           4.47         (7,416)           3.47
  Surrendered                                          (686)           5.15         (1,461)           8.67
                                                 ----------                     ----------
Outstanding December 31, 2000                        63,400            5.59         36,358            8.66
  Granted                                             1,665           19.05          4,022           18.75
  Exercised                                          (4,166)           4.48         (4,135)           4.77
  Surrendered                                          (349)           8.71         (1,394)          10.87
                                                 ----------                     ----------
Outstanding December 31, 2001                        60,550      $     6.05         34,851      $    10.20
                                                 ==========                     ==========
Exercisable December 31, 2001                        38,483      $     5.15         10,696      $     9.20
Available for granting in future periods             10,741                         21,634

The following table summarizes information about stock options outstanding under the eleven fixed option plans at December 31, 2001:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ------------------------------------------------------   -------------------------------------
                                                   WTD-AVERAGE
                           OPTIONS OUTSTANDING      REMAINING       WTD-AVERAGE     OPTIONS EXERCISABLE     WTD-AVERAGE
RANGE OF EXERCISE PRICES   AT 12/31/01 (000'S)  CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/01 (000'S)    EXERCISE PRICE
------------------------   -------------------  ----------------   --------------   -------------------    --------------
$ 2.23 TO $ 3.35                        79              .8 yrs     $       2.40                   70       $       2.42
$ 3.71 TO $ 5.38                    59,035             4.9 yrs             4.08               36,973               4.04
$ 5.85 TO $ 8.73                     9,850             6.1 yrs             7.64                4,554               7.47
$10.10 TO $15.07                     8,829             7.2 yrs            11.32                3,023              11.46
$15.25 TO $22.81                    17,556             8.0 yrs            17.36                4,553              17.23
$23.92 TO $23.93                        52            10.3 yrs            23.93                    6              23.93
                              ------------                                              ------------
$ 2.23 TO $23.93                    95,401             5.7 yrs     $       7.57               49,179       $       6.03
                              ============                                              ============

Under the amended 1991 Employee Stock Purchase Plan (ESPP), at December 31, 2001, the Company is authorized to issue up to a remaining balance of 7.8 million shares of common stock to Employees of the Company at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 1,025,000 shares in 2001, 1,029,000 shares in 2000, and 974,000 shares in 1999 at average prices of $16.42, $13.34, and $10.83, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 2001, 2000, and 1999, respectively: dividend yield of .065 percent, .10 percent, and .12 percent; expected volatility of 34.80 percent, 34.87 percent, and 35.66 percent; risk-free interest rate of 4.46 percent, 5.04 percent, and 6.68 percent; and expected lives ranging from 5 years to 6 years, depending upon the type of grant.

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

The fair value of options granted under the fixed option plans during 2001 ranged from $5.69 to $9.11. The fair value of options granted under the fixed option plans during 2000 ranged from $4.47 to $9.79. The fair value of options granted under the fixed option plans during 1999 ranged from $4.17 to $5.87. The weighted-average fair value of each purchase right under the ESPP granted in 2001, 2000, and 1999, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.82, $1.48, and $1.17, respectively.

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The Company's pro forma net income and net income per share are as follows:

(In thousands except per share amounts)              2001             2000             1999
---------------------------------------          ------------     ------------     ------------
NET INCOME:
  As reported                                    $    511,147     $    603,093     $    474,378
  Pro forma                                      $    485,946     $    583,707     $    461,875
NET INCOME PER SHARE, BASIC:
  As reported                                    $        .67     $        .81     $        .63
  Pro forma                                      $        .64     $        .78     $        .61
NET INCOME PER SHARE, DILUTED:
  As reported                                    $        .63     $        .76     $        .59
  Pro forma                                      $        .61     $        .74     $        .58

As required, the pro forma disclosures above include only options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

13. EMPLOYEE RETIREMENT PLANS

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

Company contributions to all retirement plans expensed in 2001, 2000, and 1999 were $214.6 million, $241.5 million, and $192.0 million, respectively.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

(In thousands)                                       2001             2000
--------------                                   ------------     ------------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation                       $  1,246,009     $  1,049,791
  Scheduled airframe maintenance                       89,292           71,519
  Other                                                31,770           23,805
                                                 ------------     ------------
    Total deferred tax liabilities                  1,367,071        1,145,115
DEFERRED TAX ASSETS:
  Deferred gains from sale and
    leaseback of aircraft                             101,755          107,686
  Capital and operating leases                         76,990           77,151
  Accrued employee benefits                            83,450           80,050
  State taxes                                          37,715           28,843
  Other                                                55,418           26,525
                                                 ------------     ------------
    Total deferred tax assets                         355,328          320,255
                                                 ------------     ------------
    Net deferred tax liability                   $  1,011,743     $    824,860
                                                 ============     ============

The provision for income taxes is composed of the following:

(In thousands)                           2001           2000           1999
--------------                        ----------     ----------     ----------
CURRENT:
  Federal                             $   98,378     $  197,875     $  137,393
  State                                   10,212         26,671         18,900
                                      ----------     ----------     ----------
    Total current                        108,590        224,546        156,293
DEFERRED:
  Federal                                187,296        151,694        128,984
  State                                   20,626         15,900         13,956
                                      ----------     ----------     ----------
    Total deferred                       207,922        167,594        142,940
                                      ----------     ----------     ----------
                                      $  316,512     $  392,140     $  299,233
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

The IRS similarly proposed to disallow deductions claimed by the Company on its federal income tax returns for the taxable years 1992 through 1994 primarily related to the costs of certain aircraft inspection and maintenance expenses. During 2001 the IRS conceded the proposed adjustments to the deductions claimed for aircraft inspection and maintenance expenses. Management believes the final resolution of this controversy will not have a material adverse effect upon the financial position or results of operations of the Company.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In thousands)                           2001            2000           1999
--------------                        ----------      ----------     ----------
Tax at statutory
  U.S. tax rates                      $  289,681      $  356,077     $  270,764
Nondeductible items                        7,318           6,801          6,664
State income taxes,
  net of federal benefit                  20,045          27,671         21,356
Other, net                                  (532)          1,591            449
                                      ----------      ----------     ----------
  Total income
    tax provision                     $  316,512      $  392,140     $  299,233
                                      ==========      ==========     ==========

15. NET INCOME PER SHARE

The following table sets forth the computation of net income per share, basic and diluted:

(In thousands except per share amounts)              2001             2000              1999
---------------------------------------          ------------     ------------      ------------
NUMERATOR:
  Net income before cumulative effect
    of change in accounting principle            $    511,147     $    625,224      $    474,378
  Cumulative effect of change in
    accounting principle                                   --          (22,131)               --
                                                 ------------     ------------      ------------
  Net income                                     $    511,147     $    603,093      $    474,378
                                                 ============     ============      ============

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                                762,973          748,617           754,598
  Dilutive effect of Employee
    stock options                                      44,142           47,699            49,293
                                                 ------------     ------------      ------------
  Adjusted weighted-average
    shares outstanding, diluted                       807,115          796,316           803,891
                                                 ============     ============      ============

NET INCOME PER SHARE:
  Basic before cumulative effect
    of change in accounting principle            $        .67     $        .84      $        .63
  Cumulative effect of change
    in accounting principle                                --             (.03)               --
                                                 ------------     ------------      ------------
  Net income per share, basic                    $        .67     $        .81      $        .63
                                                 ============     ============      ============
  Diluted before cumulative effect
    of change in accounting principle            $        .63     $        .79      $        .59
  Cumulative effect of change
    in accounting principle                                --             (.03)               --
                                                 ------------     ------------      ------------
  Net income per share, diluted                  $        .63     $        .76      $        .59
                                                 ============     ============      ============

The Company has excluded 5.7 million, 11.7 million, and 6.7 million shares from its calculations of net income per share, diluted, in 2001, 2000, and 1999, respectively, as they represent antidilutive stock options for the respective periods presented.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments and in 2000 the Company changed its method of accounting for the sale of flight segment credits.


                                                ERNST & YOUNG LLP

Dallas, Texas
January 16, 2002

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                      ------------------------------------------------------------------

2000                                    MARCH 31            JUNE 30          SEPT. 30         DEC. 31
----                                  ------------        ------------     ------------     ------------

Operating revenues                    $  1,242,647        $  1,460,675     $  1,478,834     $  1,467,404
Operating income                           155,408             314,558          300,109          251,070
Income before income taxes                 155,973             310,865          301,073          249,453
Net income                                  95,643(1)          190,622          184,298          154,661
Net income per share, basic                    .13(1)              .26              .25              .21
Net income per share, diluted                  .12(1)              .24              .23              .19

2001                                    MARCH 31            JUNE 30          SEPT. 30         DEC. 31
----                                  ------------        ------------     ------------     ------------

Operating revenues                    $  1,428,617        $  1,553,785     $  1,335,125     $  1,237,647
Operating income                           210,157             290,862           92,986           37,117
Income before income taxes                 196,502             287,451          245,870           97,836
Net income                                 121,045             175,633          150,964           63,505
Net income per share, basic                    .16                 .23              .20              .08
Net income per share, diluted                  .15                 .22              .19              .08

(1) Excludes cumulative effect of accounting change of $22.1 million ($.03 per share, basic and diluted).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 2002. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

See "Compensation of Executive Officers," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Voting Securities and Principal Shareholders," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 15, 2002.

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

3.    Exhibits:

3.1 Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

3.2 Bylaws of Southwest, as amended through May 2001 (incorporated by reference to Exhibit 3.2 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

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

4.3 Amended and Restated Rights Agreement dated July 18, 1996 between Southwest and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration Statement on Form 8-A/A dated August 12, 1996 (File No. 1-7259)); Amendment No. 1 to Rights Agreement dated March 15, 2001 (incorporated by reference to Exhibit 1 to Form 8-A Amendment No. 3 dated April 25, 2001 (File No. 1-7529)).

4.4 Indenture dated as of June 20, 1991 between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.5 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

      Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1998 (File No. 1- 7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to
      Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2000 (File No. 1- 7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)).

      Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.2 Aircraft Acquisition and Sale Agreement dated as of November 13, 2001 among The Amor Trust, Wilmington Trust Company, Wells Fargo Bank Northwest, National Association and Southwest (incorporated by reference to Exhibit 10.2 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)).

      Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.3 Purchase Agreement Assignment dated as of November 13, 2001 between The Amor Trust and Southwest (incorporated by reference to Exhibit 10.3 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)).

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

10.6 1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

10.7 2001 employment agreement and related stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.8 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).

10.9  1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
      4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

10.10 1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-40653)).

10.11 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to
      Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan.

10.12 Southwest Airlines Co. 401(k) Plan.

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

10.14 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

10.15 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
      4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

10.16 Employment Agreement dated as of June 19, 2001 between Southwest and James
      F. Parker.

10.17 Employment Agreement dated as of June 19, 2001 between Southwest and Colleen C. Barrett.

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

(b) The following reports on Form 8-K were filed during the fourth quarter of 2001.

On October 3, 2001, Southwest filed a Current Report on Form 8-K for the purpose of filing the Company's October 3, 2001 press release reporting September 2001 traffic results as Exhibit 99.1.

On October 29, 2001, Southwest filed a Current Report on Form 8-K to file, under
Item 7-Financial Statements and Exhibits, certain documents related to its Registration Statement on Form S-3 (File No. 333- 71392).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHWEST AIRLINES CO.

January 30, 2002
                                        By /s/ Gary C. Kelly
                                           -------------------------------------
                                           Gary C. Kelly
                                           Executive Vice President,
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 30, 2002 on behalf of the registrant and in the capacities indicated.

       Signature                                       Capacity
       ---------                                       --------

/s/ Herbert D. Kelleher                      Chairman of the Board of Directors
-----------------------------------------
Herbert D. Kelleher

/s/ James F. Parker                          Chief Executive Officer and Director
-----------------------------------------
James F. Parker

/s/ Colleen C. Barrett                       President, Chief Operating Officer and Director
-----------------------------------------
Colleen C. Barrett

/s/ Gary C. Kelly                            Executive Vice President and Chief Financial Officer
-----------------------------------------    (Chief Financial and Accounting Officer)
Gary C. Kelly

/s/ Samuel E. Barshop                        Director
-----------------------------------------
Samuel E. Barshop

                                             Director
-----------------------------------------
Gene H. Bishop

/s/ C. Webb Crockett                         Director
-----------------------------------------
C. Webb Crockett

/s/ William H. Cunningham                    Director
-----------------------------------------
William H. Cunningham

/s/ William P. Hobby, Jr.                    Director
-----------------------------------------
William P. Hobby, Jr.

/s/ Travis C. Johnson                        Director
-----------------------------------------
Travis C. Johnson

/s/ R. W. King                               Director
-----------------------------------------
R. W. King

/s/ June M. Morris                           Director
-----------------------------------------
June M. Morris

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   3.1                   Restated Articles of Incorporation of Southwest
                         (incorporated by reference to Exhibit 4.1 to Southwest's Registration Statement on Form S-3 (File
                         No. 33-52155)); Amendment to Restated Articles of
                         Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form
                         10-Q for the quarter ended June 30, 1996 (File No.
                         1-7259)); Amendment to Restated Articles of
                         Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest's Quarterly Report on Form
                         10-Q for the quarter ended June 30, 1998 (File No.
                         1-7259)); Amendment to Restated Articles of
                         Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest's Registration Statement on
                         Form S-8 (File No. 333-82735); Amendment to Restated
                         Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 2001
                         (File No. 1-7259).

   3.2                   Bylaws of Southwest, as amended through May 2001
                         (incorporated by reference to Exhibit 3.2 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

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

   4.3                   Amended and Restated Rights Agreement dated July 18,
                         1996 between Southwest and Continental Stock Transfer &
                         Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest's Registration
                         Statement on Form 8-A/A dated August 12, 1996 (File No.
                         1-7259)); Amendment No. 1 to Rights Agreement dated
                         March 15, 2001 (incorporated by reference to Exhibit 1
                         Form 8-A Amendment No. 3 dated April 25, 2001 (File No.
                         1-7529)).

   4.4                   Indenture dated as of June 20, 1991 between Southwest
                         Airlines Co. and Bank of New York, successor to
                         NationsBank of Texas, N.A. (formerly NCNB Texas
                         National Bank), Trustee (incorporated by reference to
                         Exhibit 4.1 to Southwest's Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

   4.5 Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A.
                         (incorporated by reference to Exhibit 4.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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


                         Exhibit 10.2 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No.
                         1-7259)); Supplemental Agreements Nos. 5, 6, and 7;
                         (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on form 10-K for the year ended December 31, 1998 (File No. 1- 7259));
                         Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest's Annual
                         Report on form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos.
                         11, 12, 13 and 14 (incorporated by reference to Exhibit
                         10.1 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2000 (File No. 1-
                         7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and
                         19 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

   10.2                  Aircraft Acquisition and Sale Agreement dated as of
                         November 13, 2001 among The Amor Trust, Wilmington
                         Trust Company, Wells Fargo Bank Northwest, National
                         Association and Southwest (incorporated by reference to Exhibit 10.2 to Southwest's Quarterly Report on form
                         10-Q for the quarter ended September 30, 2001 (File No.
                         1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

   10.3                  Purchase Agreement Assignment dated as of November 13,
                         2001 between The Amor Trust and Southwest (incorporated by reference to Exhibit 10.3 to Southwest's Quarterly
                         Report on form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)).

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

   10.6 1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to
                         Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
                         1-7259)).

   10.7 2001 employment agreement and related stock option agreements between Southwest and Herbert D. Kelleher
                         (incorporated by reference to Exhibit 10 to Southwest's
                         Quarterly Report on Form 10-Q for the quarter ended
                         March 31, 2001 (File No. 1-7259)).

   10.8 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-40652)).


   10.9 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 33-40652)).

   10.10                 1991 Employee Stock Purchase Plan as amended September
                         21, 2000 (incorporated by reference to Exhibit 4 to
                         Amendment No. 1 to Registration Statement on Form S-8
                         (file No. 333-40653)).

   10.11                 Southwest Airlines Co. Profit Sharing Plan
                         (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7259)), Amendment
                         No. 1 to Southwest Airlines Co. Profit Sharing Plan.

   10.12                 Southwest Airlines Co. 401(k) Plan.

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

   10.14 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-20275)).

   10.15 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-20275)).

   10.16                 Employment Agreement dated as of June 19, 2001 between
                         Southwest and James F. Parker.

   10.17                 Employment Agreement dated as of June 19, 2001 between
                         Southwest and Colleen C. Barrett.

   22 Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest's Annual Report on form 10-K for the year ended December 31, 1997 (File No.
                         1-7259)).

   23                    Consent of Ernst & Young LLP, Independent Auditors.