Form 10-Q
period 2002-03-31
SOUTHWEST AIRLINES CO
filed 2002-04-30
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

     Number of shares of Common Stock outstanding as of the close of business on April 26, 2002:

                                    771,684,488

                                SOUTHWEST AIRLINES CO.
                                      FORM 10-Q
                            Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                Southwest Airlines Co.
                          Condensed Consolidated Balance Sheet
                                    (in thousands)
                                      (unaudited)

                                      March 31, 2002 		 December 31, 2001
ASSETS
Current assets:
  Cash and cash equivalents               $2,113,523                $2,279,861
  Accounts and other receivables             133,136                    71,283
  Inventories of parts and supplies,
    at cost                                   73,181                    70,561
  Deferred income taxes                       46,400                    46,400
  Prepaid expenses and other
    current assets                            79,060                    52,114
       Total current assets                2,445,300                 2,520,219

Property and equipment, at cost:
  Flight equipment                         7,654,679                 7,534,119
  Ground property and equipment              934,537                   899,421
  Deposits on flight equipment
    purchase contracts	                     398,572                   468,154
                                           8,987,788                 8,901,694
  Less allowance for depreciation          2,528,918                 2,456,207
                                           6,458,870                 6,445,487
  Other assets                                64,608                    31,435
                                          $8,968,778                $8,997,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $410,458                  $504,831
  Accrued liabilities                        532,841                   547,540
  Air traffic liability                      561,304                   450,407
  Aircraft purchase obligations              198,601                   221,840
  Short-term borrowings                            -                   475,000
  Current maturities of long-term debt        39,983                    39,567
    Total current liabilities              1,743,187                 2,239,185

Long-term debt less current maturities     1,701,979                 1,327,158
Deferred income taxes                      1,109,750                 1,058,143
Deferred gains from sale and leaseback
  of aircraft                                188,547                   192,342
Other deferred liabilities                   114,196                   166,260
Stockholders' equity:
  Common stock                               771,250                   766,774
  Capital in excess of par value              66,579                    50,409
  Retained earnings                        3,246,314                 3,228,408
  Accumulated other comprehensive
    income (loss)                             26,976                   (31,538)
      Total stockholders' equity           4,111,119                 4,014,053
                                          $8,968,778                $8,997,141

See accompanying notes.

                                Southwest Airlines Co.
                      Condensed Consolidated Statement of Income
                       (in thousands, except per share amounts)
                                     (unaudited)

                                           Three months ended March 31,
                                               2002 		    2001
OPERATING REVENUES:
  Passenger                                 $1,214,785       $1,381,276
  Freight                                       20,789           25,781
  Other                                         21,669           21,560
    Total operating revenues                 1,257,243        1,428,617
OPERATING EXPENSES:
  Salaries, wages, and benefits                461,650          447,431
  Fuel and oil                                 170,369          209,584
  Maintenance materials and repairs             96,594           98,524
  Agency commissions                            14,133           30,494
  Aircraft rentals                              47,435           48,045
  Landing fees and other rentals                83,180           70,018
  Depreciation                                  84,595           77,692
  Other operating expenses                     249,922          236,672
    Total operating expenses                 1,207,878        1,218,460

OPERATING INCOME                                49,365          210,157

OTHER EXPENSES (INCOME):
  Interest expense                              26,479           17,012
  Capitalized interest                          (4,387)          (6,199)
  Interest income                               (9,591)          (8,882)
  Other (gains) losses, net                      1,668           11,724
    Total other expenses (income)               14,169           13,655

INCOME BEFORE INCOME TAXES                      35,196          196,502
PROVISION FOR INCOME TAXES                      13,811           75,457

NET INCOME                                     $21,385         $121,045

NET INCOME PER SHARE, BASIC                      $ .03            $ .16

NET INCOME PER SHARE, DILUTED                    $ .03            $ .15

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        769,369          760,225
  Diluted                                      810,763          807,744

See accompanying notes.

                                Southwest Airlines Co.
                    Condensed Consolidated Statement of Cash Flows
                                    (in thousands)
                                      (unaudited)

                                           Three months ended March 31,
                                               2002             2001

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                 $92,553          $420,598

INVESTING ACTIVITIES:
  Net purchases of property and
    equipment                               (109,080)         (254,328)

FINANCING ACTIVITIES:
  Proceeds from long-term debt
    obligations                              385,000                 -
  Payments of long-term debt and
    capital lease obligations                 (5,419)           (5,019)
  Payment of short term debt                (475,000)                -
  Payment of trust arrangement              (122,971)                -
  Payments of cash dividends                  (6,916)           (6,570)
  Proceeds from Employee stock plans          20,646             7,002
  Proceeds from trust arrangement             59,193                 -
  Other, net                                  (4,344)                -

NET CASH USED IN
  FINANCING ACTIVITIES                      (149,811)           (4,587)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      (166,338)          161,683
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      2,279,861           522,995

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $2,113,523          $684,678

CASH PAYMENTS FOR:
  Interest, net of amount capitalized        $16,689           $18,086
  Income taxes                                  $286            $3,109

See accompanying notes.

                                Southwest Airlines Co.
                Notes to Condensed Consolidated Financial Statements
                                      (unaudited)


     1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim period ended March 31, 2002 and 2001 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2001.

     2. Dividends - During the three months ended March 31, 2002, dividends of $.0045 per share were declared on the 770.7 million shares of common stock then outstanding. During the three months ended March 31, 2001, dividends of $.0045 per share were declared on the 760.7 million shares of common stock then outstanding.

     3. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                           Three months ended March 31,
                                               2002             2001

NUMERATOR:
  Net income available to common
    Stockholders                              $21,385         $121,045

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                        769,369          760,225
  Dilutive effect of Employee stock
    options                                    41,394           47,519
  Adjusted weighted-average shares
    outstanding, diluted                      810,763          807,744

NET INCOME PER SHARE:
  Basic                                          $.03             $.16

  Diluted                                        $.03             $.15

     4. Accounting changes - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in "Accumulated other comprehensive income (loss)" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "Other (gains) losses, net" in the Condensed Consolidated Statement of Income. Any portion of a change in a derivative's fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Condensed Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in "Accumulated other comprehensive income (loss)", of which $45.5 million was recognized in earnings in 2001. See
Note 6 for further information on Comprehensive income. The 2001 adoption of SFAS 133 has resulted in more volatility in the Company's financial statements than in the past due to the changes in market values of its derivative instruments and some ineffectiveness that has been experienced in its fuel hedges. See Note 5 for further information on the Company's derivative instruments.

     5. Financial derivative instruments - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first quarters of 2002 and 2001 represented approximately 14.1 percent and 17.2 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. At March 31, 2002, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 50 percent, 65 percent, and 80 percent of its second quarter, third quarter, and fourth quarter 2002 total anticipated jet fuel requirements, respectively. The Company also has agreements in place to hedge approximately 50 percent of its 2003 total anticipated jet fuel requirements, and a small portion of its 2004-2005 total anticipated jet fuel requirements. As of March 31, 2002, the majority of the Company's remaining 2002 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at March 31, 2002, was a net asset of approximately $78.5 million. The current portion of this net asset is classified in "Prepaid expenses and other current assets" and the noncurrent portion is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the first quarters of 2002 and 2001, the Company recognized $6.1 million in losses (expense) and $24.4 million in gains in "Fuel and oil" expense, respectively, from hedging activities. The Company recognized approximately $5.9 million and $8.4 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the first quarters of 2002 and 2001, respectively. The Company recognized approximately $4.6 million as additional income and $2.5 million as net expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the first quarters of 2002 and 2001, respectively.

As of March 31, 2002, the Company had approximately $27.8 million in unrealized gains, net of tax, in "Accumulated other comprehensive income (loss)" related to fuel hedges. Included in this total are approximately $15.4 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2002.

     6. Comprehensive income - Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $79.9 million and $156.8 million for the first quarters of 2002 and 2001, respectively. The differences between Net income and Comprehensive income for each of these periods was as follows (in thousands):

                                           Three months ended March 31,
                                               2002             2001

Net income                                   $21,385          $121,045
  Unrealized gain (loss) on
    derivative instruments, net of
    deferred taxes of $38,021 and
    $23,575                                   58,858            36,494
  Other, net of deferred taxes of
    ($222) and ($452)                           (344)             (699)
  Total other comprehensive income            58,514            35,795

Comprehensive income                         $79,899          $156,840


A rollforward of the amounts included in "Accumulated other comprehensive income (loss)," net of taxes, is shown below (in thousands):

                                                                  Accumulated
                                           Fuel                      other
                                           hedge                  comprehensive
                                       derivatives     Other     income (loss)

Balance at December 31, 2001             ($31,063)      ($475)      ($31,538)
  2002 changes in value                    54,853        (344)        54,509
  Reclassification to earnings              4,005           -          4,005
Balance at March 31, 2002                 $27,795       ($819)       $26,976

     7. September 11, 2001 Terrorist Attacks - On September 11, 2001, terrorists hijacked and used two American Airlines, Inc. aircraft and two United Air Lines, Inc. aircraft in terrorist attacks on the United States (terrorist attacks). As a result of these terrorist attacks, the Federal Aviation Administration (FAA) immediately suspended all commercial airline flights. The Company resumed flight activity on September 14 and was operating its normal pre-September 11 flight schedule by September 18, 2001. From September 11 until the Company resumed flight operations on September 14, Southwest cancelled approximately 9,000 flights.

Once the Company resumed operations, load factors (percentage of seats filled) and yields (revenue per mile flown) were severely impacted, along with increased ticket refund activity. Although load factors returned to somewhat normal levels during fourth quarter 2001, yields have continued to be significantly below prior year levels.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant is determined based on that airline's percentage of ASMs during August 2001 to total eligible carriers' ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of ASM formula would result in an insufficient representation of their share of direct and incremental losses. The Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. Direct and incremental losses, while defined generally in the Act, are subject to interpretation by the DOT. The DOT issued its final rules with respect to the Act on April 16, 2002. Final applications for grants, which are due to the DOT on or before May 16, 2002, must be accompanied by Agreed Upon Procedures reports from independent auditors and may be subject to additional audit or review by the DOT and Congress.

During the third and fourth quarters of 2001, the Company recognized a total of $235 million from grants under the Act as "Other gains." The Company believes its actual direct and incremental losses related to the September 11 terrorist attacks exceed the total amount for which the Company will be ultimately eligible. The Company expects to recognize approximately $40 million in additional grants during second quarter 2002 under the Act upon completion and approval of the final application based on the DOT's final interpretations of the Act. However, due to remaining uncertainties regarding the interpretation of the Act, no amounts have been accrued as a receivable at March 31, 2002.

The Company recorded total special charges of $48 million during the third and fourth quarters of 2001 arising from the terrorist attacks. Total special charges included a $30 million reduction in "Passenger revenue" resulting from refunds of nonrefundable fares, $13 million in charges to "Other operating expenses" for write-downs of various assets due to impairment, and other charges that are included in "Other (gains) losses, net."

     8. Credit facility - In September 2001, the Company borrowed the full $475 million available under its unsecured revolving credit line with a group of banks. Borrowings under the credit line bore interest at six-month LIBOR plus
15.5 basis points. The Company repaid this unsecured revolving credit line in full, plus accrued interest, in March 2002.

     9. Issuance of debt - During first quarter 2002, the Company issued $385 million senior unsecured Notes (Notes). The Notes bear interest at 6.5 percent, payable semi-annually in arrears, with the first payment due on September 1, 2002. The Notes mature on March 1, 2012. Southwest will use the net proceeds from the issuance of the Notes, approximately $380.2 million, for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

     Relevant Southwest comparative operating statistics for the three months ended March 31, 2002 and 2001 are as follows:

                                     Three months ended March 31,
                                         2002             2001	   Change

Revenue passengers carried            14,463,282       15,716,020     (8.0)%
Revenue passenger miles (RPMs)
  (000s)                              10,392,590       10,662,391     (2.5)%
Available seat miles (ASMs)
  (000s)                              16,519,957       15,852,999      4.2%
Load factor                                 62.9%            67.3%    (4.4) pts.
Average length of passenger haul             719              678      6.0%
Trips flown                              231,195          231,793     (0.3)%
Average passenger fare                    $83.99           $87.89     (4.4)%
Passenger revenue yield per RPM
  (cents)                                  11.69            12.95     (9.7)%
Operating revenue yield per ASM
  (cents)                                   7.61             9.01    (15.5)%
Operating expenses per ASM
  (cents)                                   7.31             7.69     (4.9)%
Operating expenses per ASM,
  excluding fuel (cents)                    6.28             6.36     (1.3)%
Fuel costs per gallon,
  excluding fuel tax (cents)               63.28            78.53    (19.4)%
Number of Employees at period-end         32,244           29,563      9.1%
Size of fleet at period-end                  359              352      2.0%

     Southwest operating expenses per ASM for the three months ended March 31, 2002 and 2001 are as follows (in cents except percent change):

                                     Three months ended March 31,
                                                                     Percent
                                         2002             2001        Change

Salaries, wages, and benefits               2.64             2.49          6.0
Employee retirement plans                    .16              .33        (51.5)
Fuel and oil                                1.03             1.32        (22.0)
Maintenance materials
  and repairs                                .58              .62         (6.5)
Agency commissions                           .09              .19        (52.6)
Aircraft rentals                             .29              .30         (3.3)
Landing fees and other rentals               .50              .44         13.6
Depreciation                                 .51              .49          4.1
Other operating expenses                    1.51             1.51            -

Total                                       7.31             7.69         (4.9)

Material Changes in Results of Operations

     Summary

     The operating environment for the airline industry continues to be a challenging one. The combination of a weak domestic economic climate, additional airport security regulations, dramatically increasing costs for aviation insurance, and volatility in fuel prices, are expected to result in billions of dollars in losses for the airline industry in 2002. During the first quarter 2002, the Company was able to overcome these obstacles and report a profit, albeit a small one.

     Consolidated net income for first quarter 2002 was $21.4 million ($.03 per share, diluted), as compared to first quarter 2001 net income of $121.0 million ($.15 per share, diluted). Operating income was $49.4 million compared to operating income of $210.2 million in 2001. The decreases in net income and operating income were due to the decrease in revenues. Substantial discounting of airfares by the Company and the entire industry has stimulated demand, but has also resulted in a much lower passenger revenue yield per RPM (passenger yield) versus the prior year. In total, operating expenses declined slightly from the same year ago period. Operating expenses per ASM decreased 4.9 percent to $.0731 primarily due to lower jet fuel prices, agency commissions and profitsharing. These decreases more than offset increases in airport security and aviation insurance costs.

     While the Company's recent promotional activity has been successful in generating second quarter 2002 bookings, the Company expects its April load factor to continue to trail year ago levels. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional incidents that could cause the public to question the safety and/or efficiency of air travel, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

     Security. Over the past several months, the Company has had to respond and react swiftly to numerous new and changing Federal Security Directives. These directives have dramatically changed the manner in which Customers, luggage, and airplanes are protected and cleared for flight and have created various challenges at each of the 59 airports we currently serve. However, these enhanced security measures have not diminished our aircraft productivity or impaired Southwest's reliable ontime performance record. Although, early on, our Customers had to experience longer checkin lines during this transition period, the Company has quickly implemented significant changes across our network to reduce wait times. Although significant progress has been made since the weeks following September 11, improving the overall airport experience remains one of our primary operational goals and we have a number of projects still underway to further expedite the checkin process.




     Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

     Consolidated operating revenues decreased 12.0 percent primarily due to a
12.1 percent decrease in passenger revenues. As a result of heavy promotional activities and weak business travel, the Company is carrying a greater proportion of lower yielding discount fare passengers than in recent years. However, the airline industry has continued to recover from the aftermath of the September 11, 2001 terrorist attacks (terrorist attacks), and, as expected, revenue yield trends improved from fourth quarter 2001. First quarter 2002 capacity, as measured by available seat miles (ASMs), increased 4.2 percent.
The increase in ASMs primarily resulted from the net addition of 7 aircraft (net of five retirements) from April 2001 through March 2002. The first quarter 2002 load factor was 62.9 percent, a decrease of 4.4 points compared to 2001. The Company experienced an 8.0 percent decrease in revenue passengers carried, a 2.5 percent decrease in RPMs, and a 9.7 percent decrease in passenger yield.

     As a result of the terrorist attacks and weak economic conditions throughout first quarter 2002, consolidated freight revenues decreased 19.4 percent. Subsequent to the resumption of service after the terrorist attacks, the U.S. Postal Service made a decision to divert more of its mail shipments to freight carriers and away from commercial airlines. As a result, the Company expects year-over-year declines in freight revenues to continue throughout the near term. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, decisions by major freight customers on how they allocate freight deliveries among different types of carriers, general economic conditions, etc.) Other revenues increased slightly primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

     Operating expenses per ASM were $.0731, a 4.9 percent decrease compared to $.0769 for 2001. Excluding fuel expense, operating expenses per ASM declined
1.3 percent to $.0628. However, if the Company's business continues to improve, second quarter 2002 unit costs, excluding fuel, are expected to increase modestly compared to second quarter 2001. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, capacity changes by the Company and its competitors, changing security requirements, labor issues, etc.)

     Salaries, wages, and benefits per ASM increased 6.0 percent. Approximately two-thirds of the increase was in salaries and wages, as the Company's headcount growth exceeded the increase in ASMs. The Company has increased headcount in certain operational areas in order to alleviate excessive overtime and to comply with enhanced federal security regulations. Approximately one-third of the increase was in benefits, primarily due to increasing health care costs. Based on the Company's recent hiring, the overall rise in health care costs, and the expected growth in ASMs, we are expecting an increase in salaries, wages, and benefits per ASM in second quarter 2002 compared to 2001. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, Employee hiring and retention rates, the results of Employee labor contract negotiations, costs for health care, capacity decisions made by the Company, etc.)

     Employee retirement plans expense per ASM decreased 51.5 percent, primarily due to the decrease in Company earnings available for profitsharing.

     Fuel and oil expense per ASM decreased 22.0 percent due to a 19.4 percent decrease in the average jet fuel cost per gallon compared to 2001. The average jet fuel cost per gallon in first quarter 2002 was $.6328 compared to $.7853 in first quarter 2001, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements. As of March 31, 2002, the Company had fuel derivatives in place to hedge approximately 50 percent, 65 percent, and 80 percent of its second quarter, third quarter, and fourth quarter 2002 total anticipated jet fuel requirements. The majority of the Company's near term hedge positions are in the form of option contracts, which should enable the Company to benefit to a large extent from a decline in jet fuel prices. (The immediately preceding sentence is a forward-looking statement, which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable prices of jet fuel, crude oil, and heating oil prices, the continued effectiveness of the Company's fuel hedges, and changes in the Company's overall fuel hedging strategy.)

     Maintenance materials and repairs per ASM decreased 6.5 percent primarily due to a decrease in engine repair expense per ASM. Virtually all the Company's first quarter capacity growth versus the prior year was accomplished with new aircraft, most of which have not yet begun to incur any meaningful engine repair costs. The Company expects second quarter 2002 maintenance materials and repairs per ASM to be slightly lower than second quarter 2001 expense due to a decrease in scheduled engine repairs for the Company's 737-200 aircraft. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

     Agency commissions per ASM decreased 52.6 percent. Approximately 60 percent of the decrease was due to a change in the Company's commission rate policy, and approximately 40 percent was due to the overall decline in revenues and the mix of commissionable revenues. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Previously, the Company paid an eight percent commission rate on ticketless bookings by travel agents. The percentage of commissionable revenues decreased from approximately 28 percent in first quarter 2001 to approximately 22 percent in first quarter 2002. Due to the commission policy change in October 2001, the Company expects agency commissions to show a year-over-year decrease in second quarter 2002 on a per-ASM basis. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits.)

     Aircraft rentals per ASM decreased 3.3 percent compared to first quarter 2001 due to a lower percentage of the aircraft fleet being leased. The Company retired two leased aircraft in fourth quarter 2001 and one leased aircraft in first quarter 2002. Approximately 25.3 percent of the Company's aircraft fleet was under operating lease at March 31, 2002, compared to 26.7 percent at March 31, 2001.

     Landing fees and other rentals per ASM increased 13.6 percent. Approximately 60 percent of the increase was due to an increase in other rentals primarily as a result of the Company's expansion of facilities in several airports, most notably Chicago Midway Airport and Baltimore/Washington International Airport. Approximately 40 percent of the increase was due to an increase in landing fee rates at certain airports as a result of capacity reductions by other airlines. As a result of the terrorist attacks, most major airlines reduced their flight schedules and/or have retired aircraft early due to the decrease in demand for air travel. Since Southwest did not reduce the number of flights it offers, the Company expects that the airport costs it shares with other airlines on the basis of flights offered or passengers carried, such as landing fees, will also show an increase on a per ASM basis in second quarter 2002 compared to the prior year. However, due to the recent reinstatement of certain routes by other carriers, the Company does not expect the second quarter 2002 increase to be as large as the first quarter 2002 increase. (The immediately preceding two sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in competitors' flight schedules, demand for air travel, etc.)

     Depreciation expense per ASM increased 4.1 percent primarily due to a higher percentage of owned aircraft. All 12 of the aircraft put in service by the Company over the past twelve months have been purchased. This, along with the retirement of five aircraft, three of which were leased, has increased the Company's percentage of aircraft owned or on capital lease to 74.7 percent at March 31, 2002 from 73.3 percent at March 31, 2001.

     Other operating expenses per ASM was flat compared to the prior year. The Company incurred substantial increases in aviation insurance costs from increased rates imposed on airlines to counterbalance the losses insurers incurred associated with the terrorist attacks and in airport security costs due to additional procedures instituted by the federal government following the terrorist attacks. The Company was able to offset these increases in first quarter 2002 through cost control measures implemented immediately following the terrorist attacks. The Company expects the heightened costs of aviation insurance to continue for the foreseeable future. This increase is expected to total in excess of $85 million for the full year 2002 compared to 2001. There is no assurance the Company will continue to offset such increases with cost reductions in other areas in future periods. The increases in airport security costs are expected to subside in second quarter 2002 due to the newly established Transportation Security Administration's overtaking of the majority of U.S. airport security in February 2002, and all U.S. airport security during second quarter 2002. (The immediately preceding four sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, results of the Company's cost control efforts, changes in the Transportation Security Administration's schedule or scope for taking over U.S. airport security, etc.)

     Interest expense increased 55.6 percent primarily due to three separate borrowings executed by the Company over the past several months. Following the terrorist attacks, the Company borrowed the full $475 million available under its revolving credit facility. This borrowing was fully repaid in March 2002. During the fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass-Through Certificates and in first quarter 2002 issued $385 million in unsecured notes (see Note 9 to the unaudited condensed consolidated financial statements). The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Based on the Company's recent borrowings, we expect interest expense to be higher on a year-over-year basis throughout 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent financing decisions made by the Company.)

     Capitalized interest decreased 29.2 percent primarily due to a reduction in progress payment balances for future aircraft deliveries.

     Interest income increased 8.0 percent as substantially higher invested cash balances were partially offset by a decrease in rates earned on investments.

     Other losses in first quarter 2002 and 2001 are primarily related to net charges recorded in accordance with SFAS 133, which the Company adopted January 1, 2001. The Company recognized approximately $5.9 million and $8.4 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the first quarters of 2002 and 2001, respectively. The Company recognized approximately $4.6 million as additional income and $2.5 million as net expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the first quarters of 2002 and 2001, respectively. See Note 5 to the unaudited condensed consolidated financial statements. As detailed in Note 7 to the unaudited condensed consolidated financial statements, the Company may recognize gains from additional grants from the Air Transportation Safety and System Stabilization Act (the Act) of up to approximately $40 million during second quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent modifications or amendments to the Act, changes in the expected requirements for or schedule of distributing grant funds, etc.)


Liquidity and Capital Resources

     Net cash provided by operating activities was $92.6 million for the three months ended March 31, 2002 and $1,156.6 million for the 12 months then ended. In addition, the Company issued $385 million in unsecured notes and repaid its $475 million revolving credit facility during first quarter 2002. See Notes 8 and 9 to the unaudited condensed consolidated financial statements. Cash generated for the 12 months ended March 31, 2002 was primarily used to finance aircraft-related capital expenditures and provide working capital.

     During the 12 months ended March 31, 2002, net capital expenditures were $852.6 million, which primarily related to the purchase of new 737-700 aircraft and progress payments for future aircraft deliveries.

     The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. As a result of the terrorist attacks, the Company modified its future delivery dates to defer the acquisition of 19 new 737-700 aircraft that were either already in production at Boeing or were scheduled to be built through April 2002 through an arrangement with a special purpose trust (the Trust). Through the Trust, the Company accepted six of these 19 aircraft in first quarter 2002 and has announced its intention to accept delivery of eight more of these aircraft in second quarter 2002. The remaining five aircraft are scheduled for delivery in the first half of 2003, although the Company has the ability to accelerate the delivery of these aircraft at any time before their scheduled delivery dates. For these 19 aircraft, the Company has recorded the associated assets ("Flight equipment" or "Deposits on flight equipment purchase contracts") and liabilities ("Aircraft purchase obligations") in its financial statements as the aircraft have been completed by Boeing and delivered to the Trust. As of March 31, 2002, 15 of the 19 aircraft have been delivered by Boeing to the Trust.

     In addition to the aircraft that are part of the Trust, the Company has contractual purchase commitments, aircraft purchase options, and aircraft purchase rights with Boeing for a total of 417 aircraft through 2012. This total has not changed since the terrorist attacks. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. Including the amounts associated with the Trust that are, or will be, included as liabilities in the Company's Condensed Consolidated Balance Sheet, aggregate (cash basis) funding needed for firm commitments, as of March 31, 2002, is approximately $3.6 billion, subject to adjustments for inflation, due as follows: $359 million in 2002, $603 million in 2003, $643 million in 2004, $719 million in 2005, $632 million in 2006, and $614 million thereafter.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2002 of $2.1 billion and internally generated funds. On April 23, 2002, the Company entered into new unsecured revolving credit facility agreements totaling $575 million with a group of banks. Half of the total amount of these agreements is available to the Company for three renewable one-year terms from April 23, 2002. The other half of the agreements is available to the Company for a full three-year term. The Company's existing $475 million revolving credit facility, which was fully repaid in March 2002 (See Note 8 to the financial statements) was simultaneously cancelled on April 23, 2002. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     The Company has outstanding shelf registrations for the issuance of an additional $319 million in public debt securities and pass through certificates. The Company could utilize these to finance aircraft during 2002 and 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Note 5 to the unaudited condensed consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company's federal income tax returns and, in the course of which, proposes adjustments to the Company's federal income tax liability reported on such returns. It is the Company's practice to vigorously contest those proposed adjustments that it deems lacking of merit.

The Company's management does not expect that the outcome in any of its currently ongoing legal proceeding or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Item 2.     Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

            During the first quarter of 2002, Herbert D. Kelleher exercised unregistered options to purchase Southwest Airlines Co. Common Stock as follows:

            Number of Shares Purchased     Option Price     Date of Exercise
                      415,528                   $1.00             1/15/2002
                      437,032                   $2.24             1/15/2002

The issuance of the above shares to Mr. Kelleher was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Act and may not be transferred except pursuant to a registration statement that has become effective under the Act or to an exemption from such registration. The issuance of such shares was not underwritten.

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      a) Exhibits

         10.1  Southwest Airlines Co. Outside Director Incentive Plan

      b) Reports on Form 8-K

         On March 1, 2002, Southwest filed a current report on Form 8-K to file, under Item 7 - Financial Statements and Exhibits, certain documents related to the public offering of $385 million of its 6 1/2% Notes due 2012.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUTHWEST AIRLINES CO.

April 30, 2002                                  By /s/ Gary C. Kelly

                                                       Gary C. Kelly
                                                       Executive Vice President-
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

                                   EXHIBIT INDEX

Exhibit No.                         Description

Exhibit 10.1    -     Southwest Airlines Co. Outside Director Incentive Plan