Form 10-Q
period 2002-06-30
SOUTHWEST AIRLINES CO
filed 2002-07-26
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Number of shares of Common Stock outstanding as of the close of business on July 24, 2002:

                                   772,915,619

                              SOUTHWEST AIRLINES CO.
                                    FORM 10-Q
                          Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              Southwest Airlines Co.
                       Condensed Consolidated Balance Sheet
                                  (in thousands)
                                    (unaudited)

                                         June 30, 2002         December 31, 2001
ASSETS
Current assets:
  Cash and cash equivalents                 $2,117,835                $2,279,861
  Accounts and other receivables               129,840                    71,283
  Inventories of parts and supplies,
    at cost                                     69,875                    70,561
  Deferred income taxes                         46,440                    46,400
  Prepaid expenses and other
    current assets                             109,019                    52,114
       Total current assets                  2,473,009                 2,520,219

Property and equipment, at cost:
  Flight equipment                           7,848,552                 7,534,119
  Ground property and equipment                977,268                   899,421
  Deposits on flight equipment
    purchase contracts                         297,769                   468,154
                                             9,123,589                 8,901,694

  Less allowance for depreciation            2,618,074                 2,456,207
                                             6,505,515                 6,445,487
Other assets                                    69,497                    31,435
                                            $9,048,021                $8,997,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $383,754                  $504,831
  Accrued liabilities                          637,238                   547,540
  Air traffic liability                        531,552                   450,407
  Aircraft purchase obligations                104,678                   221,840
  Short-term borrowings                              -                   475,000
  Current maturities of long-term debt          29,917                    39,567
    Total current liabilities                1,687,139                 2,239,185

Long-term debt less current maturities       1,661,449                 1,327,158
Deferred income taxes                        1,174,223                 1,058,143
Deferred gains from sale and leaseback
  of aircraft                                  184,752                   192,342
Other deferred liabilities                     116,880                   166,260
Stockholders' equity:
  Common stock                                 772,556                   766,774
  Capital in excess of par value                75,396                    50,409
  Retained earnings                          3,345,137                 3,228,408
  Accumulated other comprehensive
    income (loss)                               30,489                  (31,538)
      Total stockholders' equity             4,223,578                 4,014,053
                                            $9,048,021                $8,997,141

See accompanying notes.

                              Southwest Airlines Co.
                    Condensed Consolidated Statement of Income
                     (in thousands, except per share amounts)
                                   (unaudited)

                          Three months ended June 30,  Six months ended June 30,
                              2002 		 2001           2002         2001

OPERATING REVENUES:
  Passenger               $1,425,365     $1,505,329     $2,640,150    $2,886,605
  Freight                     22,113         24,869         42,902        50,650
  Other                       25,320         23,587         46,989        45,147
 Total operating
   Revenues                1,472,798      1,553,785      2,730,041     2,982,402
OPERATING EXPENSES:
  Salaries, wages,
    and benefits             501,252        473,042        962,902       920,473
  Fuel and oil               188,330        208,029        358,699       417,613
  Maintenance materials
    and repairs              101,468        102,910        198,062       201,434
  Agency commissions          15,126         30,084         29,259        60,578
  Aircraft rentals            46,387         47,879         93,822        95,924
  Landing fees and
    other rentals             87,974         77,156        171,154       147,174
  Depreciation                86,551         78,213        171,146       155,905
  Other operating expenses   256,711        245,610        506,633       482,282
    Total operating
      Expenses             1,283,799      1,262,923      2,491,677     2,481,383
OPERATING INCOME             188,999        290,862        238,364       501,019
OTHER EXPENSES (INCOME):
  Interest expense            26,262         16,460         52,741        33,471
  Capitalized interest       (4,092)        (5,640)        (8,479)      (11,839)
  Interest income	           (9,521)       (10,236)       (19,112)      (19,118)
  Other (gains) losses, net    7,112          2,827          8,780        14,552
    Total other expenses
      (income)                19,761          3,411         33,930        17,066

INCOME BEFORE INCOME TAXES   169,238        287,451        204,434       483,953
PROVISION FOR INCOME TAXES    66,940        111,818         80,751       187,275

NET INCOME                  $102,298       $175,633       $123,683      $296,678

NET INCOME PER SHARE,
  BASIC                        $ .13          $ .23          $ .16         $ .39

NET INCOME PER SHARE,
  DILUTED                      $ .13          $ .22          $ .15         $ .37

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    Basic	                 772,012        762,139        770,698       761,188
    Diluted	                 809,401        806,524        810,090       807,140

See accompanying notes.

                              Southwest Airlines Co.
                 Condensed Consolidated Statement of Cash Flows
                                  (in thousands)
                                    (unaudited)

                                                  Six months ended June 30,
                                                2002                    2001
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                  $386,049                 $904,820

INVESTING ACTIVITIES:
  Net purchases of property and
   Equipment                                 (253,206)                (460,761)

FINANCING ACTIVITIES:
  Proceeds from long-term debt
    Obligations                               385,000                         -
  Payments of long-term debt
    and capital lease
    obligations                               (55,011)                  (6,834)
  Payment of short term debt                 (475,000)                        -
  Payment of trust arrangement               (284,030)                        -
  Payments of cash dividends                  (10,391)                 (10,002)
  Proceeds from Employee
    stock plans                                30,769                    18,129
  Proceeds from trust
    Arrangement                               119,142                         -
  Other, net                                   (5,348)                        -

NET CASH USED IN
  FINANCING ACTIVITIES                       (294,869)                    1,293

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       (162,026)                  445,352
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       2,279,861                   522,995

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $2,117,835                  $968,347

CASH PAYMENTS FOR:
  Interest, net of amount
    capitalized                               $21,349                   $22,530
  Income taxes                                 $1,823                   $10,601

See accompanying notes.

                               Southwest Airlines Co.
                 Notes to Condensed Consolidated Financial Statements
                                    (unaudited)


      1. Basis of presentation - The accompanying unaudited condensed Consolidated financial statements of Southwest Airlines Co. (Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2002 and 2001 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2001.

      2. Dividends - During the three months ended June 30, 2002 and March 31, 2002, dividends of $.0045 per share were declared on the 772.3 million and
770.7 million shares of common stock then outstanding, respectively. During the three months ended June 30, 2001 and March 31, 2001, dividends of $.0045 per share were declared on the 762.7 million and 760.7 million shares of common stock then outstanding, respectively.

      3. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                          Three months ended June 30,  Six months ended June 30,
                              2002         2001          2002          2001
NUMERATOR:
  Net income
    available to
    common
    stockholders            $102,298     $175,633      $123,683      $296,678

DENOMINATOR:
  Weighted-average
    shares
    outstanding,
    basic                    772,012      762,139       770,698       761,188
  Dilutive effect
    of Employee
    stock options             37,389       44,385        39,392        45,952
  Adjusted weighted-
    average shares
    outstanding,
    diluted                  809,401      806,524       810,090       807,140

NET INCOME PER SHARE:
  Basic                         $.13         $.23          $.16          $.39

  Diluted                       $.13         $.22          $.15          $.37


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

      5. Financial derivative instruments - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended June 30, 2002 and 2001 represented approximately 14.7 percent and 16.5 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. As of July 18, 2002, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its third quarter and fourth quarter 2002 total anticipated jet fuel requirements. The Company also has agreements in place to hedge approximately 65 percent of its 2003 total anticipated jet fuel requirements, and small portions of its 2004-2008 total anticipated jet fuel requirements. As of July 18, 2002, the majority of the Company's remaining 2002 hedges and first quarter 2003 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at June 30, 2002, was a net asset of approximately $96.2 million. The current portion of this net asset is classified in "Prepaid expenses and other current assets" and the noncurrent portion is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended June 30, 2002 and 2001, the Company recognized $6.8 million and $20.4 million in gains in "Fuel and oil" expense, respectively, from hedging activities. The Company recognized approximately $6.1 million and $4.7 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the three months ended June 30, 2002 and 2001, respectively. The Company recognized approximately $2.5 million in expense and $1.8 million as additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the three months ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, the Company had approximately $31.7 million in unrealized gains, net of tax, in "Accumulated other comprehensive income (loss)" related to fuel hedges. Included in this total are approximately $21.7 million in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2002.

      6. Comprehensive income - Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $105.8 million and $185.7 million for the three and six months ended June 30, 2002, respectively. Comprehensive income totaled $171.8 million and $328.6 million for the three and six months ended June 30, 2001, respectively. The differences between Net income and Comprehensive income for each of these periods was as follows (in thousands):

                                              Three months ended June 30,
                                                  2002            2001
Net income                                     $102,298         $175,633
  Unrealized gain (loss) on
    derivative instruments,
    net of deferred taxes of
    $2,566 and ($2,556)                           3,930          (3,956)
  Other, net of deferred
    taxes of ($269) and $50                       (417)               77
  Total other comprehensive income                3,513          (3,879)

Comprehensive income                           $105,811         $171,754



                                                Six months ended June 30,
                                                  2002            2001

Net income	                                    $123,683        $296,678
  Unrealized gain (loss) on
    derivative instruments,
    net of deferred taxes of
    $40,587 and $21,020                           62,788          32,538
  Other, net of deferred taxes
    of ($491) and ($402)                           (761)           (622)
  Total other comprehensive income                62,027          31,916

Comprehensive income                            $185,710        $328,594


A rollforward of the amounts included in "Accumulated other comprehensive Income (loss)," net of taxes, is shown below (in thousands):

                                                               Accumulated
                                        Fuel                      other
                                        hedge                 comprehensive
                                     derivatives     Other     income (loss)
Balance at December 31, 2001          ($31,063)      ($475)      ($31,538)
  2002 changes in value	                62,143        (761)        61,382
  Reclassification to earnings             645           -            645
Balance at June 30, 2002             $  31,725     ($1,236)     $  30,489

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

Once the Company resumed operations, load factors (percentage of seats filled) and yields (revenue per mile flown) were severely impacted, along with increased ticket refund activity. Load factors returned to somewhat normal levels during fourth quarter 2001. Yields, however, have continued to be significantly below prior year levels.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant is determined based on that airline's percentage of available seat miles (ASMs) during August 2001 to total eligible carriers' ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of ASM formula would result in an insufficient representation of their share of direct and incremental losses. The Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. Direct and incremental losses, while defined generally in the Act, are subject to interpretation by the DOT. The DOT issued its final rules with respect to the Act on April 16, 2002. The Company filed its final application for grant proceeds on May 16, 2002, which was accompanied by an Agreed Upon Procedures report from the Company's independent auditors. The DOT, Congress, or other governmental agencies may perform additional audit and/or review(s) of the Company's application.

During second half 2001, the Company recognized approximately $235 million in "Other gains" from grants under the Act. Based on the Company's application, which was filed during second quarter 2002, the Company believes its actual direct and incremental losses related to the September 11 terrorist attacks exceed the Company's estimated maximum eligible grant of approximately $278 million. Accordingly, the Company expects to recognize approximately $43 million as "Other gains", including $29 million in proceeds received during second quarter 2002, upon completion of subsequent audits and/or reviews of the Company's final application by various governmental agencies.

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

On April 23, 2002, the Company entered into new unsecured revolving credit facility agreements totaling $575 million with a group of banks. Half of the total amount of these agreements is available to the Company for three renewable one-year terms from April 23, 2002. The other half is available to the Company for a full three-year term. The Company's previous $475 million revolving credit facility was simultaneously cancelled on April 23, 2002.

      9. Issuance of debt - During first quarter 2002, the Company issued
$385 million senior unsecured Notes (Notes) due 2012. The Notes bear interest at 6.5 percent, payable semi-annually in arrears, with the first payment due on September 1, 2002. Southwest used the net proceeds from the issuance of the Notes, approximately $380.2 million, for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

     Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2002 and 2001 are as follows:

                  Three months ended June 30,     Six months ended June 30,
                2002         2001     Change      2002        2001     Change
Revenue
  passengers
  carried    16,772,419  17,526,753 (4.3)%   31,235,701   33,242,773  (6.0)%
Revenue
  passenger
  miles
  (RPMs)
  (000s)     11,998,867  11,788,386  1.8%    22,391,457   22,450,777  (0.3)%
Available
  seat
  miles
  (ASMs)
  (000s)     17,172,875  16,443,810   4.4%   33,692,832   32,296,808   4.3%
Load factor       69.9%       71.7%  (1.8) pts.   66.5%        69.5%  (3.0) pts.
Average length
  of passenger
  haul	        715         673   6.2%          717          675   6.2%
Trips flown	    236,830     238,397 (0.7)%      468,025      470,190 (0.5)%
Average
  passenger
  fare           $82.84*     $85.89 (3.6)%       $83.37*      $86.83 (4.0)%
Passenger
  revenue
  yield
  per RPM
  (cents)         11.58*      12.77 (9.3)%        11.63*       12.86 (9.6)%
Operating
  revenue
  yield
  per ASM
  (cents)          8.37*       9.45 (11.4)%        8.00*        9.23 (13.3)%
Operating
  expenses
  per ASM
  (cents)          7.48        7.68  (2.6)%        7.40         7.68  (3.6)%
Operating
  expenses
  per ASM,
  excluding
  fuel (cents)     6.38        6.42  (0.6)%        6.33         6.39  (0.9)%
Fuel costs
  per gallon,
  excluding
  fuel tax
  (cents)	      67.42       74.96 (10.1)%       65.39        76.71  (14.8)%
Number of
  Employees
  at period-end  33,149      30,369    9.2%      33,149       30,369     9.2%
Size of fleet
  at period-end 	  366         356    2.8%         366          356     2.8%

* Amounts exclude $36 million in revenue related to a reduction in "Air traffic liability"


	Southwest operating expenses per ASM for the three and six months ended June 30, 2002 and 2001 are as follows (in cents except percent change):

                  Three months ended June 30,     Six months ended June 30,
				             Percent				  Percent
                 2002       2001     Change       2002       2001   Change
Salaries, wages,
  and benefits   2.63       2.46       6.9        2.63       2.48     6.0
Employee
  retirement
  plans           .29        .42     (31.0)        .23        .37   (37.8)
Fuel and oil     1.10       1.27     (13.4)       1.06       1.29   (17.8)
Maintenance
  materials
  and repairs     .59        .63      (6.3)        .59        .62    (4.8)
Agency
  commissions     .09        .18     (50.0)        .09        .19   (52.6)
Aircraft
  rentals         .27        .29      (6.9)        .28        .30    (6.7)
Landing fees
  and other
  rentals         .51        .47       8.5         .51        .46    10.9
Depreciation      .50        .48       4.2         .51        .48     6.3
Other operating
  expenses       1.50       1.48       1.4        1.50       1.49     0.7

Total            7.48       7.68      (2.6)       7.40       7.68    (3.6)

Material Changes in Results of Operations

      Summary

      The airline industry continues to suffer from a persistently weak revenue and economic environment. While the Company's profitability levels have been modest relative to pre-September 11, 2001 levels, Southwest's profits and overall financial performance have exceeded the significant losses posted by the majority of the Company's airline competitors.

Although the airline industry has experienced challenging operating conditions resulting from increased airport security measures and substantial increases in aviation insurance following the terrorist attacks, the Company has benefited from lower jet fuel costs, reduced distribution costs, and decreases within "other operating expenses." The reduction in various other operating expenses resulted from various cost reduction measures implemented post-September 11.

      Consolidated net income for second quarter 2002 was $102.3 million ($.13 per share, diluted), 41.8 percent below the second quarter 2001 net income of $175.6 million ($.22 per share, diluted). During second quarter 2002, the Company recognized $36 million in additional passenger revenue from a reduction in estimated refunds and exchanges included in "Air traffic liability." Excluding the effect of this change in air traffic liability, net income for second quarter 2002 was $84.5 million, or $.10 per share, diluted.

      Second quarter 2002 operating income was $189.0 million compared to operating income of $290.9 million in 2001. For the six months ended June 30, 2002, net income was $123.7 million ($.15 per share, diluted), as compared to net income of $296.7 million ($.37 per share, diluted) in the same prior year period. For the six months ended June 30, 2002, operating income decreased
52.4 percent to $238.4 million compared to operating income of $501.0 million in 2001. For both the three and six months ended June 30, 2002 compared to the prior year, the decreases in net income and operating income were due to decreases in revenues. Substantial discounting of airfares by the Company and the entire industry has stimulated demand but also resulted in a lower passenger revenue yield per RPM (passenger yield) versus the prior year. Total operating expenses have been comparable to 2001, as lower jet fuel prices, agency commissions, profitsharing expense, and other cost control measures offset increases in salaries, wages, and benefits, airport security, and aviation insurance costs.

      As the Company continues to carry a higher percentage of Customers traveling on lower-yielding discounted fares and assuming normal seasonal travel patterns, third quarter unit revenue (operating revenue divided by ASMs) is expected to be below second quarter's unit revenue of $.0837. Additionally, third and fourth quarter 2002 financial and operating comparisons with the prior year will be difficult because of the September 11, 2001 terrorist attacks (terrorist attacks). (The immediately preceding two sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional incidents that could cause the public to question the safety and/or efficiency of air travel, competitive pressure such as fare sales and capacity changes by other carriers, general economic conditions, and variations in advance booking trends.)

      Security. The Company has had to respond and react swiftly to numerous new and changing Federal Security Directives, which have dramatically changed the manner in which Customers, luggage, and airplanes are protected and cleared for flight. This has created various challenges at each of the 59 airports we currently serve. These enhanced security measures, however, were implemented in such a way so as to not diminish our aircraft productivity or impair Southwest's reliable ontime performance record. The Company has implemented significant changes across our network, which have generally reduced wait times to acceptable levels. Among other airport improvements, Southwest recently implemented its new Automated Boarding Pass and has begun introducing self-service RAPID CHECK-IN during third quarter 2002. Although significant progress has been made since the weeks following September 11, 2001, improving the overall airport experience remains one of our primary operational goals.

      Insurance. Following the terrorist attacks, commercial aviation insurers significantly increased the premiums for coverage related to acts of terrorism (war-risk coverage) and reduced the amount of coverage available to commercial carriers. At that time, the federal government, through passage of the Act, supplemented the amount of coverage available to commercial carriers for renewable 60-days periods. Thus far, this supplemental coverage has been extended through August 17, 2002. If the supplemental coverage from the federal government is not extended beyond this date, the Company's insurance costs would most likely increase substantially.

      Aircraft and Engine Maintenance. The cost of scheduled engine inspections and repairs and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe inspections and repairs, known as "D" checks, are generally performed every ten years. Costs related to "D" checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, the time until the next "D" check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

      In 2001, the American Institute of Certified Public Accountants (AICPA) issued a Proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (Proposed SOP). Although the AICPA continues to deliberate the Proposed SOP, if it is issued, the Proposed SOP could change the way in which the Company accounts for its property and equipment and certain aircraft maintenance, including "D" checks.


Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30,
2001

      Consolidated operating revenues decreased 5.2 percent primarily due to a
5.3 percent decrease in passenger revenues. During second quarter 2002, the Company recognized $36 million in additional passenger revenue from a reduction in estimated refunds and exchanges included in "Air traffic liability." As the demand for full fare unrestricted air transportation has weakened, Southwest's mix of discounted nonrefundable fares has increased. This change in Customer travel patterns, along with effects from September 11, led to a second quarter 2002 reduction in estimated liabilities for refunds and exchanges as of June 30, 2002 and a corresponding increase in "Passenger revenue." Excluding this additional revenue, passenger revenues decreased 7.7 percent. As a result of heavy promotional activities and weak business Customer travel, the Company is carrying a greater proportion of Customers traveling on lower yielding discounted fares than in the prior year. Excluding the reduction in air traffic liability, passenger yield was $.1158 for second quarter 2002, a decrease of 9.3 percent compared to 2001. Second quarter 2002 capacity, as measured by available seat miles (ASMs), increased 4.4 percent. The increase in ASMs primarily resulted from the net addition of 10 aircraft (net of six retirements) from July 2001 through June 2002. The second quarter 2002 load factor was 69.9 percent, a decrease of 1.8 points compared to 2001. The Company experienced a 4.3 percent decrease in revenue passengers carried, and a 1.8 percent increase in RPMs.

      Consolidated freight revenues decreased 11.1 percent primarily due to a decrease in U.S. mail shipments. The U.S. Postal Service has diverted more of its mail shipments to freight carriers and away from commercial airlines, particularly following the terrorist attacks. Due to this recent trend, the Company also expects a year-over-year decline in consolidated freight revenues for third quarter 2002. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, decisions by major freight customers on how they allocate freight deliveries among different types of carriers, general economic conditions, etc.) Other revenues increased 7.3 percent primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

      Operating expenses per ASM were $.0748, a 2.6 percent decrease compared to $.0768 for 2001. Excluding fuel expense, operating expenses per ASM declined .6 percent to $.0638. The Company does not currently anticipate any significant changes in its cost structure for third quarter 2002. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, capacity changes by the Company and its competitors, changing security requirements, labor issues, etc.)

      Salaries, wages, and benefits per ASM increased 6.9 percent. Approximately 75 percent of the increase was in salaries and wages, as the Company's headcount growth exceeded the increase in ASMs. The Company has increased headcount in certain operational areas in order to alleviate excessive overtime, to comply with enhanced federal security regulations, and for projects designed to improve the overall airport experience of its Customers. Approximately 25 percent of the increase was in benefits, primarily due to increasing health care costs. Based on the Company's recent hiring and the overall rise in health care costs, we are expecting an increase in salaries, wages, and benefits per ASM in third quarter 2002 compared to second quarter 2002. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, Employee hiring and retention rates, the results of Employee labor contract negotiations, costs for health care, capacity decisions made by the Company, etc.)

      Employee retirement plans expense per ASM decreased 31.0 percent, primarily due to the decrease in Company earnings available for profitsharing.

      Fuel and oil expense per ASM decreased 13.4 percent primarily due to a
10.1 percent decrease in the average jet fuel cost per gallon compared to 2001. The average jet fuel cost per gallon in second quarter 2002 was $.6742 compared to $.7496 in second quarter 2001, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements. As of July 18, 2002, the Company had fuel derivatives in place to hedge approximately 80 percent of its third quarter and fourth quarter 2002 total anticipated jet fuel requirements. The majority of the Company's near term hedge positions are in the form of option contracts, which should enable the Company to benefit to a large extent from a decline in jet fuel prices. (The immediately preceding sentence is a forward-looking statement, which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable prices of jet fuel, crude oil, and heating oil prices, the continued effectiveness of the Company's fuel hedges, and changes in the Company's overall fuel hedging strategy.)

      Maintenance materials and repairs per ASM decreased 6.3 percent primarily due to a decrease in engine repair expense per ASM. This decrease was primarily due to a decrease in scheduled engine repairs for the Company's 737 -200 aircraft. The Company expects third quarter 2002 maintenance materials and repairs per ASM to be modestly higher than second quarter 2002 expense due to currently scheduled maintenance. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

      Agency commissions per ASM decreased 50.0 percent. Approximately 60 percent of the decrease was due to a change in the Company's commission rate policy, and approximately 40 percent was due to the overall decline in revenues and the mix of commissionable revenues. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Previously, the Company paid an eight percent commission rate on ticketless bookings by travel agents. The percentage of commissionable revenues decreased from approximately 26 percent in second quarter 2001 to approximately 20 percent in second quarter 2002. Due to the commission policy change in October 2001, the Company expects agency commissions to show a year-over-year decrease on a per-ASM basis and expects commissionable revenues to remain in the 20 percent range in third quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits and further commission policy changes.)

      Aircraft rentals per ASM decreased 6.9 percent compared to second quarter 2001 due to a lower percentage of the aircraft fleet being leased. The Company retired two leased aircraft in fourth quarter 2001 and one leased aircraft in each of the first and second quarter 2002. Approximately 24.6 percent of the Company's aircraft fleet was under operating lease at June 30, 2002, compared to 26.4 percent at June 30, 2001.

      Landing fees and other rentals per ASM increased 8.5 percent. Approximately 70 percent of the increase was due to an increase in other rentals primarily as a result of the Company's expansion of facilities in several airports, most notably Chicago Midway Airport and Baltimore/Washington International Airport. Approximately 30 percent of the increase was due to an increase in landing fee rates at certain airports as a result of capacity reductions by other airlines. As a result of the terrorist attacks, most major airlines reduced their flight schedules and/or have retired aircraft early due to the decrease in demand for air travel. Since Southwest did not reduce the number of flights it offers, the Company expects that the airport costs it shares with other airlines on the basis of flights offered or passengers carried, such as landing fees, will also show an increase on a per ASM basis in third quarter 2002 compared to the prior year. However, due to the recent reinstatement of certain routes by other carriers, the Company expects the third quarter 2002 cost per ASM to be modestly lower than the second quarter 2002 cost per ASM. (The immediately preceding two sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in competitors' flight schedules, demand for air travel, etc.)

      Depreciation expense per ASM increased 4.2 percent primarily due to a higher percentage of owned aircraft. All 16 of the aircraft put in service by the Company over the past twelve months have been purchased. This, along with the retirement of six aircraft, four of which were leased, has increased the Company's percentage of aircraft owned or on capital lease to 75.4 percent at June 30, 2002 from 73.6 percent at June 30, 2001.

      Other operating expenses per ASM increased 1.4 percent. Substantial increases in aviation insurance costs were mostly offset through various cost control measures implemented immediately following the terrorist attacks. The increases in aviation insurance costs are from increased rates imposed on airlines after the terrorist attacks. The Company expects the heightened costs of aviation insurance to continue for the foreseeable future. This increase is expected to total in excess of $85 million for the full year 2002 compared to 2001. There is no assurance the Company will continue to offset such increases with cost reductions in other areas in future periods. (The immediately preceding three sentences are forward-looking statements involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, results of the Company's cost control efforts, changes in the Transportation Security Administration's schedule or scope for taking over U.S. airport security, costs of insurance including the federal government's coverage of third party war-risk coverage, etc.)

      Interest expense increased 59.6 percent primarily due to two separate borrowings executed by the Company over the past nine months. During the fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass-Through Certificates and in first quarter 2002 issued $385 million in unsecured notes (see Note 9 to the unaudited condensed consolidated financial statements). The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Based on the Company's recent borrowings, we also expect interest expense to be higher on a year-over-year basis throughout the remainder of 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results.
Such uncertainties include, but may not be limited to, subsequent financing decisions made by the Company.)

      Capitalized interest decreased 27.4 percent primarily due to a reduction in progress payment balances for future aircraft deliveries.

      Interest income decreased 7.0 percent as higher invested cash balances were more than offset by a decrease in rates earned on investments.

      In second quarter 2002 and 2001, Other losses primarily reflects net charges recorded in accordance with FAS 133, which the Company adopted January 1, 2001. The Company recognized approximately $6.1 million and $4.7 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the second quarters of 2002 and 2001, respectively. The Company recognized approximately $2.5 million as net expense and $1.8 million as additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the second quarters of 2002 and 2001, respectively. See Note 5 to the unaudited condensed consolidated financial statements. As detailed in Note 7 to the unaudited condensed consolidated financial statements, the Company may recognize gains from additional grants from the Air Transportation Safety and System Stabilization Act (the Act) of up to approximately $43 million during the second half of 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, subsequent modifications or amendments to the Act, changes in the expected requirements for or schedule of distributing grant funds, etc.)


Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

      Consolidated operating revenues decreased 8.5 percent primarily due to an
8.5 percent decrease in passenger revenues. The decrease in passenger revenues was primarily due to the weak domestic airline revenue environment compared to the same period in 2001. Excluding the effect of the $36 million increase in revenue as previously described, passenger yield was $.1163, a decrease of 9.6 percent compared to the same period of 2001. Capacity increased 4.3 percent, primarily as a result of the net addition of 10 aircraft (net of six retirements) from July 2001 through June 2002. The Company's load factor for the six months ended June 30, 2002, was 66.5 percent, a decrease of 3.0 points compared to the same period in 2001. The Company also experienced a 6.0 percent decrease in revenue passengers carried and a .3 percent decrease in RPMs.
      Consolidated freight revenues decreased 15.3 percent primarily due to a decrease in U.S. mail shipments. Other revenues increased slightly primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

      Operating expenses per ASM were $.0740, a 3.6 percent decrease compared to $.0768 for 2001. Excluding fuel expense, operating expenses per ASM declined .9 percent to $.0633.

      Salaries, wages, and benefits per ASM increased 6.0 percent. Approximately 70 percent of the increase was in salaries and wages, as the Company's headcount growth exceeded the increase in ASMs. The Company has increased headcount in certain operational areas in order to alleviate excessive overtime, to comply with enhanced federal security regulations, and for projects designed to improve the overall airport experience of its Customers. Approximately 30 percent of the increase was in benefits, primarily due to increasing health care costs.

      Employee retirement plans expense per ASM decreased 37.8 percent, primarily due to the decrease in Company earnings available for profitsharing.

      Fuel and oil expense per ASM decreased 17.8 percent due to a 14.8 percent decrease in the average jet fuel cost per gallon compared to 2001. The average jet fuel cost per gallon in 2002 was $.6539 compared to $.7671 in 2001, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements.

      Maintenance materials and repairs per ASM decreased 4.8 percent primarily due to a decrease in engine repair expense per ASM. This decrease was primarily due to a decrease in scheduled engine repairs for the Company's 737 -200 aircraft.

      Agency commissions per ASM decreased 52.6 percent. Approximately 60 percent of the decrease was due to a change in the Company's commission rate policy, and approximately 40 percent was due to the overall decline in revenues and the mix of commissionable revenues. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Previously, the Company paid an eight percent commission rate on ticketless bookings by travel agents. The percentage of commissionable revenues decreased from approximately 27 percent in 2001 to approximately 21 percent in 2002.

      Aircraft rentals per ASM decreased 6.7 percent compared to second quarter 2001 due to a lower percentage of the aircraft fleet being leased. The Company retired two leased aircraft in fourth quarter 2001 and one leased aircraft in each of the first and second quarter 2002. Approximately 24.6 percent of the Company's aircraft fleet was under operating lease at June 30, 2002, compared to
26.4 percent at June 30, 2001.

      Landing fees and other rentals per ASM increased 10.9 percent. Approximately 65 percent of the increase was due to an increase in other rentals primarily as a result of the Company's expansion of facilities in several airports, most notably Chicago Midway Airport and Baltimore/Washington International Airport. Approximately 35 percent of the increase was due to an increase in landing fee rates at certain airports as a result of capacity reductions by other airlines. As a result of the terrorist attacks, most major airlines reduced their flight schedules and/or have retired aircraft early due to the decrease in demand for air travel.

      Depreciation expense per ASM increased 6.3 percent primarily due to a higher percentage of owned aircraft. All 16 of the aircraft put in service by the Company over the past twelve months have been purchased. This, along with the retirement of six aircraft, four of which were leased, has increased the Company's percentage of aircraft owned or on capital lease to 75.4 percent at June 30, 2002 from 73.6 percent at June 30, 2001.

      Other operating expenses per ASM was up .7 percent compared to the same period of the prior year. Substantial increases in aviation insurance costs were mostly offset through Company-wide cost control measures implemented immediately following the terrorist attacks.

      Interest expense increased 57.6 percent primarily due to three separate borrowings executed by the Company since the terrorist attacks. In September 2001, the Company borrowed the full $475 million available under its revolving credit facility. This borrowing was fully repaid in March 2002. During the fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass-Through Certificates and in first quarter 2002 issued $385 million in unsecured notes (see Note 9 to the unaudited condensed consolidated financial statements). The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes.

      Capitalized interest decreased 28.4 percent primarily due to a reduction in progress payment balances for future aircraft deliveries.

      Interest income was flat compared to the same period of 2001 as substantially higher invested cash balances were offset by a decrease in rates earned on investments.

      In 2002 and 2001, Other losses primarily reflects net charges recorded in accordance with FAS 133, which the Company adopted January 1, 2001. The Company recognized approximately $12.0 million and $13.1 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the first half of 2002 and 2001, respectively. The Company recognized approximately $2.1 million as additional income and $.8 million as net expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the first half of 2002 and 2001, respectively. See Note 5 to the unaudited condensed consolidated financial statements.


Liquidity and Capital Resources

      Net cash provided by operating activities was $386.0 million for the six months ended June 30, 2002 and $965.8 million for the 12 months then ended. In addition, the Company issued $385 million in unsecured notes and repaid its $475 million revolving credit facility during the six months ended June 30, 2002. See Notes 8 and 9 to the unaudited condensed consolidated financial statements. Cash generated for the 12 months ended June 30, 2002 was primarily used to finance aircraft-related capital expenditures and to provide working capital.

      During the 12 months ended June 30, 2002, net capital expenditures were $790.3 million, which primarily related to the purchase of new 737-700 aircraft and progress payments for future aircraft deliveries.

      The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. As a result of the terrorist attacks, the Company modified its future delivery dates to defer the acquisition of 19 new 737-700 aircraft that were either already in production at Boeing or were scheduled to be built through April 2002 through an arrangement with a special purpose trust (the Trust). Through the Trust, the Company has accepted 14 of these 19 aircraft thus far in 2002 and has announced its intention to accept delivery of four more aircraft in the second half of 2002. The one remaining aircraft is scheduled for delivery in the first half of 2003, although the Company has the ability to accelerate the delivery of this aircraft at any time before its scheduled delivery date. For these 19 aircraft, the Company recorded the associated assets ("Flight equipment" or "Deposits on flight equipment purchase contracts") and liabilities ("Aircraft purchase obligations") in its financial statements as the aircraft were completed by Boeing and delivered to the Trust. All 19 aircraft were reflected in the Company's financial statements as of June 30, 2002.

      As of June 30, 2002, in addition to the aircraft that are part of the Trust, the Company has contractual purchase commitments, aircraft purchase options, and aircraft purchase rights with Boeing for a total of 417 aircraft through 2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. Including the amounts associated with the Trust that are included as liabilities in the Company's Condensed Consolidated Balance Sheet, aggregate (cash basis) funding needed for firm commitments, as of June 30, 2002, is approximately $3.4 billion, subject to adjustments for inflation, due as follows: $277 million in 2002, $521 million in 2003, $643 million in 2004, $719 million in 2005, $631 million in 2006, and $613 million thereafter.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2002 of $2.1 billion and internally generated funds. On April 23, 2002, the Company entered into new unsecured revolving credit facility agreements totaling $575 million with a group of banks. Half of the total amount of these agreements is available to the Company for three renewable one-year terms from April 23, 2002. The other half is available to the Company for a full three-year term. The Company's previous $475 million revolving credit facility, which was fully repaid in March 2002 (See Note 8 to the financial statements) was simultaneously cancelled on April 23, 2002. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company has outstanding shelf registrations for the issuance of an additional $319 million in public debt securities and pass through certificates, which the Company could utilize to finance aircraft during 2002 and 2003.



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

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Item 2.      Changes in Securities and Use of Proceeds


             Recent Sales of Unregistered Securities

             None

Item 3.      Defaults upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 15, 2002. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2005: Colleen C. Barrett: 601,533,131 shares voted for and 14,246,599 shares withheld; Rollin W. King: 529,654,941 shares voted for and 86,124,789 shares withheld; John T. Montford: 607,002,340 shares voted for and 8,777,390 shares withheld; James F. Parker: 603,174,164 shares voted for and 12,605,566 shares withheld. There were no broker non-votes on this matter.

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: C. Webb Crockett, William H. Cunningham, William P. Hobby, Travis C. Johnson, Herbert D. Kelleher, and June M. Morris.

(ii) A shareholder proposal related to shareholder right to vote on the Company's shareholder rights plan was considered. A total of 277,253,544 shares were voted for the proposal, 207,027,334 shares were voted against the proposal and 5,802,103 shares abstained from voting. There were 125,696,749 broker non-votes on this matter.

(iii) A shareholder proposal related to annual election of directors was considered. A total of 286,680,016 shares were voted for the proposal, 197,831,512 shares were voted against the proposal and 5,571,453 shares abstained from voting. There were 125,696,749 broker non-votes on this matter.

(iv) A shareholder proposal related to confidential shareholder voting was considered. A total of 299,933,350 shares were voted for the proposal, 184,393,867 shares were voted against the proposal and 5,755,764 shares abstained from voting. There were 125,696,749 broker non-votes on this matter.

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             a) Exhibits

             None

             b) Reports on Form 8-K

             None

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

July 26, 2002                                  By /s/   Gary C. Kelly


                                                Gary C. Kelly
                                                Executive Vice President -
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)