Form 10-Q
period 2002-09-30
SOUTHWEST AIRLINES CO
filed 2002-10-30
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file No. 1-7259

                              Southwest Airlines Co.
               (Exact name of registrant as specified in its charter)

             TEXAS                                           74-1563240
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                         Identification No.)

   P.O. Box 36611, Dallas, Texas                             75235-1611
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (214) 792-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)     Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Number of shares of Common Stock outstanding as of the close of business on October 25, 2002:

                                  774,646,919














                            SOUTHWEST AIRLINES CO.
                                 FORM 10-Q
                       Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                            Southwest Airlines Co.
                    Condensed Consolidated Balance Sheet
                                (in thousands)
                                  (unaudited)

                                      September 30, 2002    December 31, 2001
ASSETS
Current assets:
  Cash and cash equivalents                   $1,944,031           $2,279,861
  Accounts and other receivables                 125,161               71,283
  Inventories of parts and supplies,
    at cost                                       79,226               70,561
  Deferred income taxes                           46,441               46,400
  Prepaid expenses and other current
    assets                                       165,769               52,114
    Total current assets                       2,360,628            2,520,219

Property and equipment, at cost:
  Flight equipment                             7,894,347            7,534,119
  Ground property and equipment                1,026,958              899,421
  Deposits on flight equipment
    purchase contracts                           318,625              468,154
                                               9,239,930            8,901,694
  Less allowance for depreciation              2,720,149            2,456,207
                                               6,519,781            6,445,487
Other assets                                      73,872               31,435
                                              $8,954,281           $8,997,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $371,253             $504,831
  Accrued liabilities                            521,153              547,540
  Air traffic liability                          497,040              450,407
  Aircraft purchase obligations                   20,409              221,840
  Short-term borrowings                                -              475,000
  Current maturities of long-term debt            30,025               39,567
    Total current liabilities                  1,439,880            2,239,185

Long-term debt less current maturities         1,660,907            1,327,158
Deferred income taxes                          1,232,760            1,058,143
Deferred gains from sale and leaseback
    of aircraft                                  180,956              192,342
Other deferred liabilities                       116,995              166,260
Stockholders' equity:
  Common stock                                   774,033              766,774
  Capital in excess of par value                  83,820               50,409
  Retained earnings                            3,416,542            3,228,408
  Accumulated other comprehensive
    income (loss)                                 48,388              (31,538)
    Total stockholders' equity                 4,322,783            4,014,053
                                              $8,954,281           $8,997,141

See accompanying notes.



                              Southwest Airlines Co.
                    Condensed Consolidated Statement of Income
                      (in thousands, except per share amounts)
                                  (unaudited)

	          Three months ended September 30, Nine months ended September 30,
                           2002          2001         2002           2001
OPERATING REVENUES:
  Passenger             $1,344,081    $1,292,569   $3,984,231     $4,179,174
  Freight                   20,430        20,801       63,332         71,451
  Other                     26,680        21,755       73,669         66,902
    Total operating
      Revenues           1,391,191     1,335,125    4,121,232      4,317,527
OPERATING EXPENSES:
  Salaries, wages,
    and benefits           510,106       463,747    1,473,008      1,384,220
  Fuel and oil             202,969       192,367      561,668        609,980
  Maintenance materials
    and repairs             98,531       103,067      296,593        304,501
  Agency commissions        12,451        23,240       41,710         83,818
  Aircraft rentals          46,540        48,302      140,362        144,226
  Landing fees and
    other rentals           86,635        79,259      257,789        226,433
  Depreciation              92,040        81,722      263,186        237,627
  Other operating
    expenses               250,778       250,435      757,411        732,717
    Total operating
      expenses           1,300,050     1,242,139    3,791,727      3,723,522
OPERATING INCOME            91,141        92,986      329,505        594,005
OTHER EXPENSES (INCOME):
  Interest expense          26,847        14,271       79,588         47,743
  Capitalized interest      (4,344)       (6,070)     (12,823)       (17,909)
  Interest income           (9,960)      (10,251)     (29,072)       (29,369)
  Other (gains)
    losses, net            (45,726)     (150,834)     (36,946)      (136,283)
    Total other expenses
      (income)             (33,183)     (152,884)         747       (135,818)

INCOME BEFORE
  INCOME TAXES             124,324       245,870      328,758        729,823
PROVISION FOR
  INCOME TAXES              49,437        94,906      130,188        282,181

NET INCOME                 $74,887      $150,964     $198,570       $447,642


NET INCOME PER
  SHARE, BASIC               $ .10         $ .20        $ .26          $ .59

NET INCOME PER
  SHARE, DILUTED             $ .09         $ .19        $ .25          $ .55

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                    773,353       763,811      771,592        762,072
  Diluted                  804,605       806,860      808,270        807,056

See accompanying notes.

                              Southwest Airlines Co.
                Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                 Nine months ended September 30,
                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $198,570        $447,642
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation                                     263,186         237,627
    Deferred income taxes                            122,752         209,994
    Amortization of deferred gains on sale and
      leaseback of aircraft                          (11,386)        (11,385)
    Amortization of scheduled airframe
      inspections & repairs                           34,571          30,814
    Income tax benefit from Employee stock
      option exercises                                     -          30,745
    Changes in certain assets and liabilities:
    Accounts and other receivables                   (53,878)         42,785
    Other current assets                             (14,612)          2,279
    Accounts payable and accrued liabilities        (138,258)         67,032
    Air traffic liability                             46,633         145,024
    Income Taxes                                           -          35,218
  Other                                              (41,228)         12,385
    Net cash provided by operating activities        406,350       1,250,160

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property and equipment           (372,479)       (666,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                         385,000               -
  Proceeds from revolving credit facility                  -         475,000
  Proceeds from trust arrangement                    119,142               -
  Proceeds from Employee stock plans                  40,670          29,263
  Payments of long-term debt and
    capital lease obligations                        (56,068)       (107,792)
  Payments of trust arrangement                     (364,848)              -
  Payment of revolving credit facility              (475,000)              -
  Payments of cash dividends                         (13,872)        (13,440)
  Other, net                                          (4,725)              -
    Net cash provided by (used in)
      investing activities                          (369,701)        383,031

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (335,830)        966,396
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              2,279,861         522,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $1,944,031      $1,489,391

CASH PAYMENTS FOR:
  Interest, net of amount capitalized                $60,661         $38,303
  Income taxes                                        $2,053         $12,150

See accompanying notes.




                              Southwest Airlines Co.
                Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     1. Basis of presentation - The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2002 and 2001 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2001.

     2. Dividends - During the three months ended September 30, 2002, June 30, 2002 and March 31, 2002, dividends of $.0045 per share were declared on the
773.6 million, 772.3 million and 770.7 million shares of common stock then outstanding, respectively. During the three months ended September 30, 2001, June 30, 2001 and March 31, 2001, dividends of $.0045 per share were declared on the 764.0 million, 762.7 million and 760.7 million shares of common stock then outstanding, respectively.

     3. Net income per share - The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	          Three months ended September 30, Nine months ended September 30,
                         2002             2001          2002             2001
NUMERATOR:
  Net income
    available to
    common
    stockholders       $74,887          $150,964      $198,570         $447,642

DENOMINATOR:
  Weighted-average
    Shares
    outstanding,
    basic              773,353           763,811       771,592          762,072
  Dilutive effect of
    Employee stock
    options             31,252            43,049        36,678           44,984
  Adjusted weighted-
    average shares
    outstanding,
    diluted            804,605           806,860       808,270          807,056

NET INCOME PER SHARE:
  Basic                   $.10              $.20          $.26             $.59

  Diluted                 $.09              $.19          $.25             $.55

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

      5. Financial derivative instruments - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended September 30, 2002 and 2001 represented approximately 15.6 percent and 15.5 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited.
However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. As of October 17, 2002, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 80 percent of its fourth quarter 2002 total anticipated jet fuel requirements. The Company also had agreements in place to hedge approximately 76 percent of its 2003 total anticipated jet fuel requirements, and smaller portions of its 2004-2008 total anticipated jet fuel requirements. As of October 17, 2002, the majority of the Company's remaining 2002 hedges and first quarter 2003 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based option contracts.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at September 30, 2002, was a net asset of approximately $151.6 million. The current portion of this net asset, approximately $109.1 million, is classified in "Prepaid expenses and other current assets" and the noncurrent portion, approximately $42.5 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended September 30, 2002 and 2001, the Company recognized $15.0 million and $23.5 million in gains in "Fuel and oil" expense, respectively, from hedging activities. The Company recognized approximately $7.9 million and $504,000 of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the three months ended September 30, 2002 and 2001, respectively. The Company recognized approximately $6.0 million in additional income and $4.4 million in net expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the three months ended September 30, 2002 and 2001, respectively.

As of September 30, 2002, the Company had approximately $51.2 million in unrealized gains, net of tax, in "Accumulated other comprehensive income
(loss)" related to fuel hedges. Included in this total are approximately $47.3 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2002.

      6. Comprehensive income - Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $92.8 million and $278.5 million for the three and nine months ended September 30, 2002, respectively. Comprehensive income totaled $120.4 million and $449.0 million for the three and nine months ended September 30, 2001, respectively. The differences between Net income and Comprehensive income for each of these periods was as follows (in thousands):

                                             Three months ended September 30,
                                                   2002             2001
Net income                                       $74,887          $150,964
  Unrealized gain (loss) on
   derivative instruments,
   net of deferred taxes of
   $12,753 and ($19,364)                          19,486           (29,975)
  Other, net of deferred taxes of
   ($1,025) and ($375)                            (1,587)             (580)
  Total other comprehensive income                17,899           (30,555)

Comprehensive income                             $92,786          $120,409


                                              Nine months ended September 30,
                                                   2002             2001

Net income                                      $198,570          $447,642
  Unrealized gain (loss) on
   derivative instruments,
   net of deferred taxes of
   $53,340 and $1,656                             82,274             2,563
  Other, net of deferred taxes of
   ($1,516) and ($777)                            (2,348)           (1,202)
  Total other comprehensive income                79,926             1,361

Comprehensive income                            $278,496          $449,003

A rollforward of the amounts included in "Accumulated other comprehensive income (loss)," net of taxes, is shown below (in thousands):

                                                                 Accumulated
                                   Fuel                             other
                                   hedge                         comprehensive
                                derivatives        Other         income (loss)
Balance at December 31, 2001     ($31,063)        ($475)           ($31,538)
  2002 changes in value	           90,367        (2,348)             88,019
  Reclassification to earnings     (8,093)            -              (8,093)
Balance at September 30, 2002     $51,211       ($2,823)            $48,388

      7. September 11, 2001 Terrorist Attacks - On September 11, 2001, terrorists hijacked and used two American Airlines, Inc. aircraft and two United Air Lines, Inc. aircraft in terrorist attacks on the United States (terrorist attacks). As a result of these terrorist attacks, the Federal Aviation Administration (FAA) immediately suspended all commercial airline flights. The Company resumed flight activity on September 14, 2001, and was operating its normal pre-September 11 flight schedule by September 18, 2001. From September 11, 2001, until the Company resumed flight operations on September 14, 2001, Southwest cancelled approximately 9,000 flights.

Once the Company resumed operations, load factors (percentage of seats filled) and yields (revenue per mile flown) were severely impacted, along with increased ticket refund activity. Load factors returned to somewhat normal levels during fourth quarter 2001. Yields, however, have continued to be weak and below pre-September 11, 2001 levels.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant was determined based on that airline's percentage of available seat miles (ASMs) during August 2001 to total eligible carriers' ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of ASM formula would result in an insufficient representation of their share of direct and incremental losses.

The Department of Transportation (DOT) has made a final determination of the amount of eligible direct and incremental losses incurred by Southwest, and the Company has received 100 percent of its eligible grants as of September 30, 2002, totaling $282.8 million. The Company recognized $235.3 million in "Other gains" from grants under the Act during the second half of 2001 and recognized an additional $47.5 million as "Other gains" from grants under the Act in third quarter 2002 following the receipt of its final payment during the quarter. Representatives of the DOT or other governmental agencies may perform additional audit and/or review(s) of the Company's previously submitted final application. While the Act is subject to significant interpretation of direct and incremental losses, management believes the Company's eligible direct and incremental losses are sufficient to retain 100 percent of its eligible grant following additional audits or reviews, should they occur.

The Company recorded total special charges of $58 million during third quarter 2001 arising from the terrorist attacks. Total special charges included a $30 million reduction in "Passenger revenue." As a result of the events of September 11, 2001, and Southwest's subsequent temporary relaxation in its refund policies, the Company experienced refunds far in excess of its historical refund levels including significant refunds of nonrefundable tickets. As a result, the Company revised its estimates of refunds, exchanges, and forfeitures of unused tickets as of September 30, 2001 and recorded a $30 million increase in "Air traffic liability" and a corresponding decrease in "Passenger revenues." Total special charges also included $15 million in charges primarily to "Other operating expenses" for write-downs of various assets due to impairment. Other miscellaneous charges totaling approximately $13 million were also included in "Other (gains) losses, net."

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

     10. Financing activities - In November 2001, Southwest entered into a trust arrangement with a special purpose entity (the Trust) and assigned its purchase agreement with Boeing to the Trust with respect to 19 Boeing 737-700 aircraft originally scheduled to be delivered from September 2001 through April 2002. For the 19 Trust aircraft, the Company recorded the associated assets ("Flight equipment") and liabilities ("Aircraft purchase obligations") in its financial statements as the aircraft were completed by Boeing and delivered to the Trust. In the unaudited Condensed Consolidated Statement of Cash Flows, the Trust's receipt of these aircraft has been recorded as "Purchases of property and equipment" and "Proceeds from trust arrangement." As of September 30, 2002, 18 of these aircraft had been delivered to and paid for by Southwest and recorded in the unaudited Condensed Consolidated Statement of Cash Flows as "Payments of trust arrangement." The one remaining aircraft in the Trust will be delivered to Southwest in fourth quarter 2002, thereby relieving the remaining $20.4 million in "Aircraft purchase obligations" in the unaudited Condensed Consolidated Balance Sheet.

	11.	Recently issued accounting standards - In July 2002, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards
No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is currently reviewing this statement but does not expect it to have a material impact on future financial statements or results of operations.

      12.   Prepaid expenses and other current assets (in thousands):

                                         September 30,         December 31,
                                              2002                 2001
Fuel hedge contracts, at fair value        $109,141              $   -
Prepaid insurance                            24,454               25,645
Other                                        32,174               26,469
                                           $165,769              $52,114



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

      Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                          Three months ended September 30,
                                           2002              2001         Change
Revenue passengers carried              16,255,950       16,207,719 	   0.3%
Revenue passenger miles (RPMs) (000s)   11,917,932       11,260,082        5.8%
Available seat miles (ASMs) (000s)      17,611,104       16,290,821        8.1%
Load factor                                  67.7%            69.1%   (1.4) pts.
Average length of passenger haul               733              695        5.5%
Trips flown                                241,143          235,083        2.6%
Average passenger fare                      $82.68           $81.60 b.     1.3%
Passenger revenue yield per RPM (cents)      11.28            11.75 b.   (4.0)%
Operating revenue yield per ASM (cents)       7.90             8.38 b.   (5.7)%
Operating expenses per ASM (cents)            7.38             7.53 b.   (2.0)%
Operating expenses per ASM,
  excluding fuel (cents)                      6.23             6.35 b.   (1.9)%
Fuel costs per gallon, excluding
  fuel tax (cents)                           70.18            69.84        0.5%
Fuel consumed, in gallons              286,969,704      273,222,520        5.0%
Number of Employees at period-end           33,609           30,946        8.6%
Size of fleet at period-end                    370              358        3.4%

                                          Nine months ended September 30,
                                           2002              2001         Change
Revenue passengers carried              47,491,651       49,450,492      (4.0)%
Revenue passenger miles (RPMs) (000s)   34,309,389       33,710,859        1.8%
Available seat miles (ASMs) (000s)      51,303,936       48,587,630        5.6%
Load factor                                  66.9%            69.4%   (2.5) pts.
Average length of passenger haul               722              682        5.9%
Trips flown                                709,168          705,273        0.6%
Average passenger fare                      $83.14 a.        $85.12 b.   (2.3)%
Passenger revenue yield per RPM (cents)      11.51 a.	        12.49 b.   (7.8)%
Operating revenue yield per ASM (cents)       7.96 a.	         8.95 b.  (11.1)%
Operating expenses per ASM (cents)            7.39             7.63 b.   (3.1)%
Operating expenses per ASM, excluding
  fuel (cents)                                6.30             6.38 b.   (1.3)%
Fuel costs per gallon, excluding
  fuel tax (cents)                           67.06            74.40      (9.9)%
Fuel consumed, in gallons              834,508,270      812,984,333        2.6%
Number of Employees at period-end           33,609           30,946        8.6%
Size of fleet at period-end                    370              358        3.4%

a. Amounts exclude $36 million in revenue during second quarter 2002 related to a reduction in "Air traffic liability"
b.  Amounts exclude special items related to last year's terrorist attacks (See
Note 7)

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity or ASMs flown. The following presents Southwest operating expenses per ASM for the three and nine months ended September 30, 2002 and 2001 (in cents except percent change):

                         Three months ended September 30,  Per ASM       Percent
                                  2002           2001       Change        Change
Salaries, wages, and benefits	    2.65           2.59         .06           2.3
Employee retirement plans          .25            .27        (.02)         (7.4)
Fuel and oil                      1.15           1.18        (.03)         (2.5)
Maintenance materials
  and repairs                      .56            .63        (.07)        (11.1)
Agency commissions                 .07            .14        (.07)        (50.0)
Aircraft rentals                   .26            .30        (.04)        (13.3)
Landing fees and other rentals     .49            .49           -             -
Depreciation                       .52            .50         .02           4.0
Other operating expenses          1.43           1.52        (.09)         (5.9)

Total	                            7.38           7.62        (.24)         (3.1)

                         Nine months ended September 30,   Per ASM	 Percent
                                  2002           2001       Change        Change
Salaries, wages, and benefits     2.64           2.51         .13           5.2
Employee retirement plans          .23            .33        (.10)        (30.3)
Fuel and oil                      1.10           1.26        (.16)        (12.7)
Maintenance materials
  and repairs                      .58            .63        (.05)         (7.9)
Agency commissions                 .08            .17        (.09)        (52.9)
Aircraft rentals                   .27            .30        (.03)        (10.0)
Landing fees and other rentals     .50            .46         .04           8.7
Depreciation                       .51            .49         .02           4.1
Other operating expenses          1.48           1.51        (.03)         (2.0)

Total                             7.39           7.66        (.27)         (3.5)


Material Changes in Results of Operations

      Summary

      The airline industry continues to suffer from a persistently weak revenue and economic environment primarily due to a decline in full-fare traffic. In addition, the airline industry has experienced challenging operating conditions resulting from increased airport security measures and substantial increases in aviation insurance and security fees following the terrorist attacks. However, the Company has benefited from reduced distribution costs and cost reduction measures implemented post-September 11, 2001. While the Company's profitability levels have been considerably below pre-September 11, 2001 levels, Southwest has reported profitable earnings performances since September 11, 2001 through third quarter 2002.

	Special charges and/or Unusual items. Financial results for both 2001 and 2002 have been distorted by the September 11, 2001 terrorist attacks and the resulting aftermath. During third quarter 2001, the Company recorded $168.7 million in "Other gains" that the Company recognized from grants under the Act and special charges of approximately $58 million arising from the terrorist attacks. See Note 7 to the unaudited condensed consolidated financial statements for more information on the special charges. Also, the Company estimated its adverse revenue impact resulting from the terrorist attacks was approximately $188 million for third quarter 2001.

      During second quarter 2002, the Company recognized $36 million in additional passenger revenue from a reduction in estimated refunds, exchanges, and forfeited tickets included in "Air traffic liability." As the demand for full fare unrestricted air transportation has weakened, Southwest's mix of discounted nonrefundable fares has increased. Nonrefundable fares are the primary source of forfeited tickets, and this change in Customer travel patterns led to a second quarter 2002 reduction in estimated liabilities for estimated refunds, exchanges, and forfeited tickets as of June 30, 2002 and a corresponding increase in "Passenger revenue." Also, during third quarter 2002, the Company recognized approximately $47.5 million in "Other gains" from grants under the Act (see Note 7).

      Consolidated net income for third quarter 2002 was $74.9 million ($.09 per share, diluted), 50.4 percent below the third quarter 2001 net income of $151.0 million ($.19 per share, diluted). Third quarter 2002 operating income was $91.1 million compared to operating income of $137.6 million in 2001, excluding special charges and unusual items. The decrease in operating income was primarily due to increases in salaries, wages, and benefits, fuel expense, depreciation expense, and aviation insurance, which more than offset a slight increase in passenger revenues and lower commission expense. Excluding special charges and unusual items, third quarter 2002 net income was $50.5 million, or $.06 per share, diluted, compared to third quarter 2001 net income of $82.8 million, or $.10 per share, diluted.

      For the nine months ended September 30, 2002, net income was $198.6 million ($.25 per share, diluted), as compared to net income of $447.6 million ($.55 per share, diluted) in the same prior year period. For the nine months ended September 30, 2002, operating income decreased 44.5 percent to $329.5 million compared to operating income of $594.0 million in 2001. The decrease in operating income was primarily due to a decrease in revenues resulting from the lingering impact of the prior year terrorist attacks and continued weak economic conditions. Although the Company has experienced significant increases in aviation insurance and security fees, we have been able to mitigate such increases through lower agency commissions, profitsharing expense, and other cost reduction efforts implemented following the terrorist attacks.
Excluding special charges and unusual items, net income for the nine months ended 2002 was $156.3 million ($.19 per share, diluted), versus $379.5 million ($.47 per share, diluted) for the same period in 2001.

	Security. The Company has responded and reacted swiftly to numerous new and changing Federal Security Directives, which have dramatically changed the manner in which Customers, luggage, and airplanes are protected and cleared for flight. This has created various challenges at each of the 59 airports we currently serve. Thus far, these enhanced security measures were implemented in such a way as to not diminish our aircraft productivity. The Company has successfully implemented its new Automated Boarding Pass and is in the process of installing self-service RAPID CHECK-IN kiosks at airports. Through initiatives such as these and the diligent efforts of the Transportation Security Administration (TSA), the overall airport experience for our Customers has improved tremendously since September 11, 2001. We will continue to aggressively implement changes to further improve Customer Service and our operational efficiency. The Aviation and Transportation Security Act requires the TSA to perform 100 percent inspection of checked baggage by December 31, 2002. However, the TSA has not announced how it intends to comply with this requirement, and, thus, we are unable to predict what impact new procedures may have on the Company's operations and financial performance.

      Insurance. Following the terrorist attacks, commercial aviation insurers significantly increased the premiums for coverage related to acts of terrorism (war-risk coverage) and reduced the amount of coverage available to commercial carriers. At that time, the federal government, through passage of the Act, supplemented the amount of coverage available to commercial carriers for renewable 60-days periods. Thus far, this supplemental coverage has been extended through December 15, 2002. If the supplemental coverage from the federal government is not extended beyond this date, the Company's insurance costs would most likely increase substantially. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, costs and availability of insurance including the federal government's coverage of third party war-risk coverage, etc.)

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

      In 2001, the American Institute of Certified Public Accountants (AICPA) issued a Proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (Proposed SOP). Although the AICPA continues to deliberate the Proposed SOP, if implemented, the Proposed SOP could change the way in which the Company accounts for its property and equipment and certain aircraft maintenance costs, including "D" checks.


Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

      Consolidated operating revenues increased by $56.1 million, or 4.2 percent, primarily due to a $51.5 million, or 4.0 percent increase in passenger revenues. The increase in passenger revenues was primarily due to: the cancellation of approximately 9,000 flights from September 11 through September 17, 2001 following the terrorist attacks; the subsequent decline in air traffic demand upon the resumption of scheduled service; and the $30 million special charge to reduce third quarter 2001 passenger revenue as a result of the terrorist attacks (see Note 7 to the unaudited condensed consolidated financial statements).

      Third quarter 2002 capacity, as measured by ASMs, increased 8.1 percent. Approximately half of the increase in ASMs related to the cancellation of approximately 9,000 scheduled flights following the terrorist attacks, with the remaining portion resulting from the net addition of 12 aircraft (net of six retirements) from October 2001 through September 2002. The third quarter
2002 load factor was 67.7 percent, a decrease of 1.4 points compared to 2001. The Company also experienced a slight increase in revenue passengers carried and a 5.8 percent increase in RPMs. Excluding special charges, passenger yield decreased 4.0 percent and operating revenue per ASM (RASM) declined 5.7 percent compared to 2001, a quarter which included the direct, adverse impact from the September 11, 2001 terrorist attacks. Revenue trends did not improve from second quarter 2002 and were negatively affected by the September 11 anniversary.

      If current revenue and booking trends continue for the remainder of the fourth quarter, unit revenues may exceed last year's fourth quarter unit revenue
performance of $.0741.   While we are hopeful our revenue trends will, in fact,
improve, it is impossible to predict whether they will or what effect a potential war with Iraq might have. The uncertain revenue outlook, coupled with the cost pressures including aviation insurance premiums and security fees, make it impossible to predict whether the Company will earn a profit in fourth quarter 2002. (The immediately preceding three sentences are forward-looking statements that involve uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, additional incidents that could cause the public to question the safety and/or efficiency of air travel, competitive pressure such as fare sales and capacity changes by other carriers, war or other military actions by the U.S., general economic conditions, and variations in advance booking trends.)

      Consolidated freight revenues decreased by $.4 million, or 1.8 percent primarily due to a large decrease in U.S. mail shipments as the U.S. Postal Service diverted more of its mail shipments to freight carriers and away from commercial airlines once commercial air service was restored following the terrorist attacks. This trend had not reversed through September 11, 2002, making comparisons difficult. However, for fourth quarter 2002, the Company expects a year-over-year increase in consolidated freight revenues compared to fourth quarter 2001 primarily due to increases in capacity and cargo shipments. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, decisions by major freight customers on how they allocate freight deliveries among different types of carriers, general economic conditions, etc.) Other revenues increased in third quarter 2002 by $4.9 million, or 22.6 percent primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

      Operating expenses per ASM (CASM) were $.0738, a 3.1 percent decrease compared to $.0762 for 2001. Excluding fuel expense and third quarter 2001 special charges, operating expenses per ASM declined 1.9 percent to $.0623.
The cancellation of approximately 9,000 flights as a result of the terrorist attacks impacted several of the operating expense captions in the Condensed Consolidated Statements of Income, for the three and nine months ended September 30, 2001, that are measured as a percentage of ASMs. However, the captions that typically fluctuate with actual flight activity, such as fuel and landing fees, were not materially affected on a per ASM basis. Based on current cost trends, we expect fourth quarter 2002's CASM to exceed third quarter 2002 levels primarily as a result of higher fuel prices, labor costs,
and maintenance costs.   (The immediately preceding sentence is a forward-
looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, capacity changes by the Company and its competitors, changing security requirements, premiums for aviation liability insurance, labor issues, etc.)

      Salaries, wages, and benefits per ASM increased 2.3 percent. The increase was due to increases in headcount in certain operational areas to comply with changing Federal Security Directives and for projects designed to improve the overall airport experience of our Customers, as well as wage rate increases. For these same reasons, we are expecting an increase in salaries, wages, and benefits per ASM in fourth quarter 2002 compared to third quarter 2002. (The immediately preceding sentence is a forward-looking statement that involves uncertainties that could result in actual results differing materially from expected results. Some significant factors include, but may not be limited to, Employee hiring and retention rates, the results of Employee labor contract negotiations, costs for health care, capacity decisions made by the Company, etc.)

      The Company's Pilots are subject to an agreement with the Southwest
Airlines   Pilots' Association (SWAPA.)  In August 2002, the Company's
agreement with its Pilots, which was to become amendable in September 2004, was extended for two additional years, until September 2006. As part of the extension, the Pilots received pay raises and options to purchase up to a total of 39.2 million shares of the Company's common stock, subject to the requirements of the terms of the 2002 SWAPA Nonqualified Stock Option Plan, which became effective in August 2002.

      The Company's Professional Flight Instructors are subject to an agreement with the Southwest Airlines Professional Flight Instructors Association (SWAPIA.) The Company's agreement with its Flight Instructors, which was to become amendable in December 2010, was extended for two additional years, until December 2012. As part of the extension, the Flight Instructors received options to purchase up to a total of 250,000 shares of the Company's common stock, subject to the requirements of the terms of the 2002 SWAPIA Nonqualified Stock Option Plan, which became effective in August 2002.

      The Company's Mechanics are subject to an agreement with the International Brotherhood of Teamsters (the Teamsters), which became amendable in August 2001. The Company reached an agreement with the Teamsters, which was ratified by its membership in October 2002. As part of the agreement, which expires in August 2005, the Mechanics received retroactive pay raises and options to purchase up to a total of 4.1 million shares of the Company's common stock.

      The Company's Ramp, Operations, and Provisioning Agents are subject to an agreement with the Transport Workers Union of America (TWU), which becomes amendable in June 2006. The Company has provided the TWU a proposal to extend the contract for two years to June 2008 in exchange for the granting of options to purchase the Company's common stock. The proposal will be presented to the TWU membership for voting in fourth quarter 2002.

      The Company's Flight Attendants are subject to an agreement with the TWU, which became amendable in June 2002. The Company's Customer Service and Reservations Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, which becomes amendable in November 2002. The Company is currently involved in negotiations with both of these groups.

      Employee retirement plans expense per ASM decreased 7.4 percent, primarily due to the decrease in Company earnings available for profitsharing.

      Fuel and oil expense per ASM decreased 2.5 percent primarily due to a decrease in the Company's fuel burn rate per ASM flown. The average jet fuel cost per gallon in third quarter 2002 was $.7018, a slight increase compared to $.6984 in third quarter 2001, including the effects of hedging activities. See
Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities. As of October 17, 2002, the Company had fuel derivatives in place to hedge approximately 80 percent of its fourth quarter 2002 total anticipated jet fuel requirements. As of September 30, 2002, the fair value of all the Company's fuel derivatives was a net asset of approximately $151.6 million versus a net liability of approximately $19.4 million at December 31, 2001. The significant increase in fair value of fuel derivatives is due to the Company's addition of future years' positions and an increase in the current and forward market prices for crude oil and heating oil. The majority of the Company's near term hedge positions are in the form of option contracts, which should enable the Company to benefit from a decline in jet fuel prices. (The immediately preceding sentence is a forward-looking statement, which involves uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, the largely unpredictable prices of jet fuel, crude oil, and heating oil prices, the continued effectiveness of the Company's fuel hedges, and changes in the Company's overall fuel hedging strategy.)

      Maintenance materials and repairs per ASM decreased 11.1 percent primarily due to a decrease in the number of outsourced heavy maintenance events versus third quarter 2001. The Company expects fourth quarter 2002 maintenance materials and repairs per ASM to be higher than third quarter 2002 expense due to currently scheduled maintenance. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, any unscheduled required aircraft airframe or engine repairs and regulatory requirements.)

      Agency commissions per ASM decreased 50.0 percent primarily due to a change in the Company's commission rate policy. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Previously, the Company paid an eight percent commission rate on ticketless bookings by travel agents. Further, the percentage of commissionable revenues decreased from approximately 23 percent in third quarter 2001 to approximately 19 percent in third quarter 2002. The Company currently expects commissionable revenues to remain in the 19 percent range in fourth quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results. Such uncertainties include, but may not be limited to, changes in consumer ticket purchasing habits and further commission policy changes.)

      Aircraft rentals per ASM decreased 13.3 percent compared to third quarter 2001 due to a reduction in the number of aircraft under lease. The Company retired two leased aircraft in fourth quarter 2001 and one leased aircraft in each of the first and second quarters of 2002. All of the aircraft acquired in 2002 have been purchased. Approximately 24.3 percent of the Company's aircraft fleet was under operating lease at September 30, 2002, compared to 26.3 percent at September 30, 2001.

      Landing fees and other rentals per ASM were flat compared to third quarter 2001 as a 12.4 percent increase in landing fees per ASM was offset by a
6.7 percent decrease in other rentals per ASM. The increase in landing fees expense per ASM primarily was due to third quarter 2001 credits from airports' audits of prior periods. The amount of credits received in third quarter 2002 was substantially less than the same prior year period. The decrease in other rentals expense per ASM was primarily due to an abnormally large amount of charges the Company paid to various airports in third quarter 2001 from audits of prior periods. No such charges were incurred during third quarter 2002.

      Depreciation expense per ASM increased 4.0 percent primarily due to an increase in owned aircraft. All 18 of the aircraft put into service by the Company over the past twelve months have been purchased. This, along with the retirement of six aircraft, four of which were leased, has increased the Company's percentage of aircraft owned or on capital lease to 75.7 percent at September 30, 2002 from 73.7 percent at September 30, 2001.

      Other operating expenses per ASM decreased 5.9 percent primarily due to third quarter 2001 special charges incurred to write down the value of certain assets. See Note 7 to the unaudited condensed consolidated financial statements for more information on the special charges. Excluding third quarter 2001 charges, other operating expenses per ASM were flat compared to the prior year as substantial increases in aviation insurance costs were offset through various cost control measures implemented immediately following the prior year terrorist attacks, including reductions in personnel related expenses and office expenses.

      Interest expense increased by $12.6 million, or 88.1 percent primarily due to two separate borrowings executed by the Company over the past twelve months. During the fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass-Through Certificates and in first quarter 2002 issued $385 million in unsecured notes (see Note 9 to the unaudited condensed consolidated financial statements). The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt. Based on these borrowings, interest expense will be higher on a year-over-year basis in fourth quarter 2002. (The immediately preceding sentence is a forward-looking statement involving uncertainties that could result in actual results differing materially from expected results.
Such uncertainties include, but may not be limited to, subsequent financing decisions made by the Company.)

      Capitalized interest decreased by $1.7 million, or 28.4 percent primarily due to a reduction in progress payment balances for future aircraft deliveries.

      Interest income decreased by $.3 million, or 2.8 percent as higher invested cash balances were more than offset by a decrease in rates earned on investments.

      In third quarter 2002 and 2001, "Other (gains) losses, net" included $47.5 million and $168.7 million, respectively, of government grant funds from the Act. See Note 7 to the unaudited condensed consolidated financial statements for more information on the grants. Also reflected in "Other (gains) losses, net" in third quarter 2002 and 2001 are net charges recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized $7.9 million and $504,000 of expense related to amounts excluded from the Company's measurements of hedge effectiveness, during the third quarters of 2002 and 2001, respectively. In addition, the Company recognized approximately $6.0 million in additional income and $4.4 million as net expense related to the ineffectiveness of its hedges during the third quarters of 2002 and 2001, respectively.


Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

      Consolidated operating revenues decreased by $196.3 million, or 4.5 percent, primarily due to a $194.9 million decrease in passenger revenues. The decrease in passenger revenues primarily was due to a weaker domestic airline revenue environment compared to the same period in 2001, especially for business or full fare Customers. Excluding unusual items (as previously discussed and in Note 7 to the unaudited condensed consolidated financial statements), passenger yield was $.1151, a decrease of 7.8 percent compared to the same period of 2001. Capacity increased 5.6 percent, primarily as a result of the net addition of 12 aircraft (net of six retirements) from October 2001 through September 2002. The Company's load factor for the nine months ended September 30, 2002, was 66.9 percent, a decrease of 2.5 points compared to the same period in 2001. The Company also experienced a 4.0 percent decrease in revenue passengers carried and a 1.8 percent increase in RPMs.

      Consolidated freight revenues decreased by $8.1 million, or 11.4 percent primarily due to a decrease in U.S. mail shipments. Other revenues increased by $6.8 million, or 10.1 percent primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

	Operating expenses per ASM were $.0739, a 3.5 percent decrease compared to $.0766 for 2001. Excluding fuel expense and 2001 special charges, operating expenses per ASM declined 1.3 percent to $.0630.

      Salaries, wages, and benefits per ASM increased 5.2 percent. Approximately 74 percent of the increase was in salaries and wages, as the Company's headcount growth exceeded the increase in ASMs. The Company has increased headcount in certain operational areas to comply with enhanced federal security regulations, and to aid in projects designed to improve the overall airport experience of its Customers. Approximately 26 percent of the increase primarily was due to increasing health care costs.

      Employee retirement plans expense per ASM decreased 30.3 percent, primarily due to the decrease in Company earnings available for profitsharing.

      Fuel and oil expense per ASM decreased 12.7 percent primarily due to a
9.9 percent decrease in the average jet fuel cost per gallon compared to 2001. The average jet fuel cost per gallon in 2002 was $.6706 compared to $.7440 in 2001, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities.

      Maintenance materials and repairs per ASM decreased 7.9 percent primarily due to a decrease in airframe maintenance expense per ASM. This decrease primarily was due to a decrease in the number of outsourced heavy maintenance events versus 2001.

      Agency commissions per ASM decreased 52.9 percent. Approximately half of the decrease was due to a change in the Company's commission rate policy, and half was due to the decline in revenues and the mix of commissionable revenues. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. Previously, the Company paid an eight percent commission rate on ticketless bookings by travel agents. The percentage of commissionable revenues decreased from approximately 25 percent in 2001 to approximately 20 percent in 2002.

      Aircraft rentals per ASM decreased 10.0 percent due to a lower percentage of the aircraft fleet being leased. The Company retired two leased aircraft in fourth quarter 2001 and one leased aircraft in each of the first and second quarter 2002. Approximately 24.3 percent of the Company's aircraft fleet was under operating lease at September 30, 2002, compared to 26.3 percent at September 30, 2001.

      Landing fees and other rentals per ASM increased 8.7 percent. Approximately 60 percent of the increase was due to an increase in Southwest's share of landing fee rates at certain airports as a result of capacity reductions by other airlines. Approximately 40 percent of the increase was due to an increase in airport terminal rentals resulting from the Company's expansion of facilities in several airports, most notably Chicago Midway Airport and Baltimore/Washington International Airport.

      Depreciation expense per ASM increased 4.1 percent due to a higher number of owned aircraft. All 18 of the aircraft put into service by the Company over the past twelve months have been purchased. This, along with the retirement of six aircraft, four of which were leased, has increased the Company's percentage of aircraft owned or on capital lease to 75.7 percent at September 30, 2002 from 73.7 percent at September 30, 2001.

      Other operating expenses per ASM decreased 2.0 percent due to the 2001 special charges incurred. See Note 7 to the unaudited condensed consolidated financial statements for more information on the 2001 special charges.
Excluding these third quarter 2001 charges, other operating expenses per ASM were flat compared to the prior year as substantial increases in aviation insurance costs were offset with various cost control measures implemented immediately following the prior year terrorist attacks resulting in decreases in areas such as personnel related expenses and office expenses.

      Interest expense increased by $31.8 million, or 66.7 percent due to three separate borrowings executed by the Company since the terrorist attacks. In September 2001, the Company borrowed $475 million under its revolving credit facility. This borrowing was repaid in March 2002. During the fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass-Through Certificates and, in first quarter 2002, issued $385 million in unsecured notes (see Note 9 to the unaudited condensed consolidated financial statements). The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes.

      Capitalized interest decreased by $5.1 million, or 28.4 percent primarily due to a reduction in progress payment balances for future aircraft deliveries.

      Interest income decreased by $.3 million, or 1.0 percent compared to the same period of 2001 as substantially higher invested cash balances were more than offset by a decrease in rates earned on investments.

      In 2002 and 2001, "Other (gains) losses, net" included $47.5 million and $168.7 million, respectively, recognized as the Company's share of government grant funds from the Act. See Note 7 to the unaudited condensed consolidated financial statements for more information on the grants. Also reflected in "Other (gains) losses, net" in 2002 and 2001 are net charges recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized approximately $19.9 million and $13.6 million of expense, related to amounts excluded from the Company's measurements of hedge effectiveness during 2002 and 2001, respectively. The Company recognized approximately $8.0 million as additional income and $5.2 million as net expense related to the ineffectiveness of its hedges during 2002 and 2001, respectively.


Liquidity and Capital Resources

	Net cash provided by operating activities was $406.4 million for the nine months ended September 30, 2002 and $640.8 million for the 12 months then ended. In addition, the Company issued $385 million in unsecured notes and repaid its $475 million revolving credit facility during the nine months ended September 30, 2002. See Notes 8 and 9 to the unaudited condensed consolidated Financial statements. Cash generated for the 12 months ended September 30, 2002 was primarily used to finance aircraft-related capital expenditures and to provide working capital.

      During the 12 months ended September 30, 2002, net capital expenditures were $703.5 million, which primarily related to the purchase of new 737-700 aircraft and progress payments for future aircraft deliveries.

      The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions. As a result of the terrorist attacks, the Company modified its future delivery dates to defer the acquisition of 19 new 737-700 aircraft that were either already in production at Boeing or were scheduled to be built through April 2002 through an arrangement with a special purpose trust (the Trust). The Trust was formed primarily to facilitate the refinancing of the Company's near-term aircraft purchase obligations with Boeing. Through the Trust, the Company had accepted 18 of these 19 aircraft as of September 30, 2002, and has scheduled the one remaining aircraft for delivery in October 2002. For the 19 Trust aircraft, the Company recorded the associated assets ("Flight equipment") and liabilities ("Aircraft purchase obligations") in its financial statements as the aircraft were completed by Boeing and delivered to the Trust. All 19 aircraft were reflected in the Company's financial statements as of September 30, 2002. The cost of refinancing these aircraft obligations, approximately $5 million, was expensed. See Note 10 to the unaudited condensed consolidated financial statements for more information on the Trust.

      As of September 30, 2002, in addition to the one remaining aircraft that will be delivered from the Trust in October 2002, the Company has contractual purchase commitments, aircraft purchase options, and aircraft purchase rights with Boeing for a total of 417 aircraft through 2012. This total includes four aircraft deliveries in fourth quarter 2002, 17 firm aircraft deliveries in 2003, and future commitments, including options and purchase rights, of 396 aircraft for 2004 through 2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. Including the amounts associated with the Trust that are included as liabilities in the Company's Condensed Consolidated Balance Sheet, aggregate (cash basis) funding needed for firm commitments, as of September 30, 2002, is approximately $3.4 billion, subject to adjustments for inflation, due as follows: $224 million in 2002, $ 571 million in 2003, $643 million in 2004, $719 million in 2005, $632 million in 2006, and $613 million thereafter.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2002 of $1.9 billion and internally generated funds. On April 23, 2002, the Company entered into new unsecured revolving credit facility agreements totaling $575 million with a group of banks. Half of the total amount of these agreements is available to the Company for three renewable one-year terms from April 23, 2002. The other half is available to the Company for a full three-year term. The Company's previous $475 million revolving credit facility, which was fully repaid in March 2002 (See Note 8 to the financial statements), was simultaneously cancelled on April 23, 2002. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company has outstanding shelf registration statements for the issuance of an additional $319 million in public debt securities and pass through certificates, which the Company could utilize to finance aircraft during 2002 and 2003. The Company plans to file a registration statement in fourth quarter 2002 that would allow the issuance of up to a total of $1 billion in public debt securities and pass through certificates.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Note 5 to the unaudited condensed consolidated financial statements.


Item 4. Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.







































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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits

               10.1 3-year Competitive Advance and Revolving Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent as of April 23, 2002

               10.2 364-day Competitive Advance and Revolving Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent as of April 23, 2002

               10.3 Supplemental Agreements Nos. 20, 21, 22, 23 and 24 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.

               Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

               99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b) Reports on Form 8-K

               On July 30, 2002, Southwest filed a current report on Form 8-K to file executed sworn statements required by SEC Order 4-460 from its Chief Executive Officer and its Chief Financial Officer.













































SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUTHWEST AIRLINES CO.

October 30, 2002                                By    /s/   Gary C. Kelly

                                                      Gary C. Kelly
                                                      Executive Vice President -
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)









































CERTIFICATION

      I, Gary C. Kelly, Executive Vice President and Chief Financial Officer of Southwest Airlines Co., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Southwest Airlines Co.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 30, 2002                                By /s/ Gary C. Kelly

                                                Gary C. Kelly
                                                Executive Vice President - Chief
                                                Financial Officer


















































CERTIFICATION

     I, James F. Parker, Chief Executive Officer of Southwest Airlines Co., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Southwest Airlines Co.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 30, 2002                                By /s/   James F. Parker

                                                James F. Parker
                                                Chief Executive Officer



















































                              EXHIBIT INDEX


Exhibit No.	                    Description

Exhibit 10.1      -    3-year Competitive Advance and Revolving Credit Facility
                       Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative
                       Agent as of April 23, 2002

Exhibit 10.2      -    364-day Competitive Advance and Revolving Credit
                       Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent as of April 23, 2002

Exhibit 10.3      -    Supplemental Agreements Nos. 20, 21, 22, 23 and 24 to
                       Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.

                       Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Exhibit 99.1      -    Certifications Pursuant to 18 U.S.C. Section 1350, as
                       adopted Pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002