Form 10-K
period 2002-12-31
SOUTHWEST AIRLINES CO
filed 2003-02-05
CIK 92380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]
       Aggregate market value of Common Stock held by nonaffiliates as of
                               December 31, 2002:

                                 $10,685,364,125

         Number of shares of Common Stock outstanding as of the close of business on December 31, 2002:

                               776,662,894 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for Annual Meeting
         of Shareholders, May 14, 2003:       PART III

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

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

         Southwest Airlines Co. ("Southwest") is a major domestic airline that provides predominantly shorthaul, high-frequency, point-to-point, low-fare service. Southwest was incorporated in Texas and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

         At year-end 2002, Southwest operated 375 Boeing 737 aircraft and Provided service to 59 airports in 58 cities in 30 states throughout the United States. Based on data for second quarter 2002 (the latest available data), Southwest Airlines is the 4th largest carrier in the United States based on domestic passengers boarded and the second largest based on scheduled domestic departures.

         The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31).

         Southwest's filings with the Securities and Exchange
Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.southwest.com.

FUEL

         The cost of fuel is an item having significant impact on the Company's operating results. The Company's average cost of jet fuel over the past five years was as follows:

-----------------------------------------------------------------------------------------------------
                            COST                     AVERAGE COST                      PERCENT OF
YEAR                     (Millions)                   PER GALLON                   OPERATING EXPENSES
----                     ----------                   ----------                   ------------------
-----------------------------------------------------------------------------------------------------
1998                       $388.3                        $.46                             11.2%
-----------------------------------------------------------------------------------------------------
1999                       $492.4                        $.53                             12.5%
-----------------------------------------------------------------------------------------------------
2000                       $804.4                        $.79                             17.4%
-----------------------------------------------------------------------------------------------------
2001                       $770.5                        $.71                             15.6%
-----------------------------------------------------------------------------------------------------
2002                       $762.1                        $.68                             14.9%
-----------------------------------------------------------------------------------------------------

         From October 1, 2002 through December 31, 2002, the average cost per gallon was $.71. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Southwest's fuel hedging activities.

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

         The Department of Transportation ("DOT") has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of public convenience and necessity, which does not confer either exclusive or proprietary rights. The Company's certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Wright Amendment, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with certain provisions of the U.S. Transportation Code, or any order or regulation issued thereunder or any term of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and fails to comply after being given a reasonable time to do so.

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

         Security. On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act ("Security Act"). The Security Act generally provides for enhanced aviation security measures. The Security Act established a new Transportation Security Administration ("TSA"), which has recently been moved to the new Office of Homeland Security. The TSA assumed the aviation security functions previously residing in the FAA and assumed passenger screening contracts at U.S. airports on February 17, 2002. The TSA now provides for the screening of all passengers and property, which is performed by federal employees. Beginning February 1, 2002, a $2.50 per enplanement security fee is imposed on passengers (maximum of $5.00 per one-way trip). Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an annual Security Infrastructure Fee which approximated $23 million for Southwest in 2002 and is expected to approximate $26 million in 2003. Like the FAA, the TSA may impose and collect fines for violations of its regulations.

         Environmental. Certain airports, including San Diego and Orange County, have established airport restrictions to limit noise, including restrictions on aircraft types to be used, and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports may consider adopting similar noise regulations, but such regulations are subject to the provisions of the Airport Noise and Capacity Act of 1990 and regulations promulgated thereunder.

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

MARKETING AND COMPETITION

         Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in markets with frequent, conveniently timed flights and low fares. For example, Southwest's average aircraft trip stage length in 2002 was 548 miles with an average duration of approximately 1.5 hours. At year-end, Southwest served 338 nonstop city pairs.

         Southwest's point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for Customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 77 percent of the Company's Customers fly nonstop. In addition, Southwest serves many conveniently located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood and Long Island airports, which are typically less congested than other airlines' hub airports and enhance the Company's ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft are at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. Southwest does not interline or offer joint fares with other airlines, nor have any commuter feeder relationships.

         Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

         In January 1995, Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether. Southwest also entered into an arrangement with SABRE, the computer reservation system in which Southwest has historically participated to a limited extent, providing for ticketing and automated booking on Southwest in a very cost-effective manner. In 1996, Southwest began offering Ticketless travel through the Company's home page on the Internet at www.southwest.com. For the year ended December 31, 2002, more than 85 percent of Southwest's Customers chose the Ticketless travel option, and approximately 49 percent of Southwest's passenger revenues came through its Internet site, which has become a vital part of the Company's distribution strategy.

         The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have larger fleets and wider name recognition. Certainmajor United States airlines have established marketing or codesharing allianceswith each other, including Northwest Airlines/Continental Airlines, American Airlines/Alaska Airlines, and United Airlines/USAirways. Northwest Airlines and Continental Airlines have announced plans to add Delta Air Lines to their alliance in a transaction which is subject to conditions established by the Department of Transportation.

         Since the terrorist acts of September 11, 2001, and in the face of weak demand for air service, most major carriers (not including Southwest) have significantly reduced service, grounded aircraft, and furloughed employees. UAL, the parent of United Airlines, and US Airways have sought relief from financial obligations in bankruptcy and other, smaller carriers have ceased operation entirely. America West Airlines and others have received federal loan guarantees (or conditional approval for guarantees) authorized by federal law and additional airlines may do so in the future.

         Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. Security requirements are still evolving on a daily basis; however, to date, they have not impacted Southwest's aircraft utilization. In response to these measures, the Company has introduced its new Automated Boarding Passes, as well as RAPID CHECK-IN kiosks in many airports and it will continue to expand the latter service offering throughout 2003. It is currently not possible to assess the ultimate impact of all of these events on airline competition.

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

         Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. At that time, the federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003, which may be extended by the government through December 31, 2003. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2003, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on the Company's ongoing operations or future financial performance.

FREQUENT FLYER AWARDS

         Southwest's frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a flight segment credit for each one-way trip flown or two credits for each round trip flown. Rapid Rewards Customers can also receive flight segment credits by using the services of non-airline partners, which include a telephone company, car rental agencies, hotels, and credit card partners, including the Southwest Airlines First USA (R) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket ("Award Ticket") offers one free roundtrip travel award to any Southwest destination after the accumulation of 16 flight segment credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass ("Companion Pass") is granted for flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a companion of the qualifying Rapid Rewards member. In order for the companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and companion must travel together on the same flight.

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

         Customers redeemed approximately 2.2 million, 1.7 million, and 1.6 million Award Tickets and flights on Companion Passes during 2002, 2001, and 2000, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 6.8 percent in 2002, 5.4 percent in 2001, and 4.9 percent in 2000. The number of Award Tickets outstanding at December 31, 2002 and 2001 was approximately 1.4 million and 1.3 million, respectively. These numbers do not include partially earned Award Tickets. The Company currently does not have a system to accurately estimate partially earned Award Tickets. However, these partially earned Award Tickets may equal 60 percent or more of the current outstanding Award Tickets. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2002 and 2001 was approximately 55,000 and 48,000, respectively. The Company currently estimates that 3 to 4 trips will be redeemed per outstanding Companion Pass.

         The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for flight segment credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. Revenue from the sale of flight segment credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2002 and 2001 was not material.

EMPLOYEES

         At December 31, 2002, Southwest had 33,705 active employees, consisting of 10,920 flight, 1,900 maintenance, 16,405 ground customer and fleet service and 4,480 management, accounting, marketing, and clerical personnel.

         Southwest has ten collective bargaining agreements covering approximately 80.6 percent of its employees. The following table sets forth the Company's employee groups and collective bargaining status:

-------------------------------------------------------------------------------------------------------------
     EMPLOYEE GROUP                            REPRESENTED BY                      AGREEMENT AMENDABLE ON
     --------------                            --------------                      ----------------------
-------------------------------------------------------------------------------------------------------------
Customer Service and                    International Association of            November 2008 (or 2006 at the
Reservations                            Machinists and Aerospace                Union's option under certain
                                        Workers, AFL-CIO                        conditions)
-------------------------------------------------------------------------------------------------------------
Flight Attendants                       Transportation Workers of               In negotiations
                                        America, AFL-CIO ("TWU")
-------------------------------------------------------------------------------------------------------------
Ramp, Operations and                    TWU                                     June 2008 (or 2006 at the
Provisioning                                                                    Union's option under certain
                                                                                conditions)
-------------------------------------------------------------------------------------------------------------
Pilots                                  Southwest Airlines Pilots'              September 2006
                                        Association
-------------------------------------------------------------------------------------------------------------
Flight Dispatchers                      Southwest Airlines Employee             November 2009
                                        Association
-------------------------------------------------------------------------------------------------------------
Aircraft Appearance                     Aircraft Mechanics Fraternal            February 2009
Technicians                             Association ("AMFA")
-------------------------------------------------------------------------------------------------------------
Stock Clerks                            International Brotherhood of            August 2008
                                        Teamsters ("Teamsters")
-------------------------------------------------------------------------------------------------------------
Mechanics                               AMFA                                    August 2005
-------------------------------------------------------------------------------------------------------------
Flight Simulator Technicians            Teamsters                               November 2008
-------------------------------------------------------------------------------------------------------------
Flight/Ground School                    Southwest Airlines Professional         December 2012
Instructors and Flight Crew             Instructors Association
Training Instructors
-------------------------------------------------------------------------------------------------------------

ITEM 2. PROPERTIES

AIRCRAFT

         Southwest operated a total of 375 Boeing 737 aircraft as of December 31, 2002, of which 90 and 7 were under operating and capital leases, respectively. The remaining 278 aircraft were owned.

         Southwest was the launch customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 2002, Southwest had 129 Boeing 737-700 aircraft in service.

         In total, at February 1, 2003, the Company had firm orders and options to purchase Boeing 737 aircraft as follows:

           FIRM ORDERS AND OPTIONS TO PURCHASE BOEING 737-700 AIRCRAFT

----------------------------------------------------------------------------
DELIVERY YEAR          FIRM ORDERS          OPTIONS          PURCHASE RIGHTS
-------------          -----------          -------          ---------------
----------------------------------------------------------------------------
   2003                    17                  -                    -
----------------------------------------------------------------------------
   2004                    23                 11                    -
----------------------------------------------------------------------------
   2005                    24                 18                    -
----------------------------------------------------------------------------
   2006                    22                 16                    -
----------------------------------------------------------------------------
   2007                    25                  9                   20
----------------------------------------------------------------------------
 2008-2012                  6                 25                  197
----------------------------------------------------------------------------
TOTALS                    117                 79                  217
----------------------------------------------------------------------------

         The Company currently intends to retire its fleet of 27 Boeing 737-200 aircraft over the next three years.

         The average age of the Company's fleet at December 31, 2002 was 9.2 years.

GROUND FACILITIES AND SERVICES

         Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway, its training center near Love Field, which houses six 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2002, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; and Oklahoma City, Oklahoma occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; Salt Lake City, Utah; and San Antonio, Texas reservation centers.

         Southwest has entered into a concession agreement with the Town of Islip, New York which gives the Company the right to construct, furnish, occupy, and maintain a new concourse at the airport. Once all phases of the project are completed, the concourse would have up to a total of eight gates and is expected to cost approximately $65 million. The Company is currently expected to be able to begin operations from this new concourse in 2004, at which time the new concourse will become the property of the Town of Islip. In return for constructing the new concourse, Southwest will receive fixed-rent abatements for a total of 25 years; however, the Company will still be required to pay variable rents for common use areas.

         The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual aircraft maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company's federal income tax returns and, in the course of those examinations, proposes adjustments to the Company's federal income tax liability reported on such returns. It is the Company's practice to vigorously contest those proposed adjustments that it deems lacking of merit. The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to be reported.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2003) are as follows:

        NAME                                                   POSITION                              AGE
        ----                                                   --------                              ---
Herbert D. Kelleher                       Chairman of the Board                                      71

James F. Parker                           Vice Chairman of the Board and                             56
                                          Chief Executive Officer

Colleen C. Barrett                        Director, President and Chief Operating Officer            58

Donna D. Conover                          Executive Vice President - Customer Service                49

Gary C. Kelly                             Executive Vice President and Chief Financial Officer       47

James C. Wimberly                         Executive Vice President - Chief Operations Officer        49

Joyce C. Rogge                            Senior Vice President - Marketing                          45

Ron Ricks                                 Vice President - Governmental Affairs                      53

Dave Ridley                               Vice President - Ground Operations                         49

         Executive officers are elected annually at the first meeting of Southwest's Board of Directors following the annual meeting of shareholders or appointed by the Chief Executive Officer pursuant to Board authorization. Each of the above individuals has worked for Southwest Airlines Co. for more than the past five years.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Southwest's common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

PERIOD                DIVIDEND               HIGH                 LOW
------                --------               ----                 ---
2002

  1st Quarter       $ 0.00450              $ 22.00              $ 17.17

  2nd Quarter         0.00450                19.35                14.85

  3rd Quarter         0.00450                16.08                10.90

  4th Quarter         0.00450                16.70                11.23

2001

  1st Quarter       $ 0.00450              $ 23.27              $ 16.00

  2nd Quarter         0.00450                20.03                16.55

  3rd Quarter         0.00450                20.23                11.25

  4th Quarter         0.00450                20.00                14.52

         As of December 31, 2002, there were 11,858 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2002, Herbert D. Kelleher, Chairman of the Board, exercised unregistered options to purchase Southwest Common Stock as follows:

NUMBER OF SHARES PURCHASED          EXERCISE PRICE          DATE OF EXERCISE
--------------------------          --------------          ----------------
          415,528                        $ 1.00                 1/15/02
          437,032                        $ 2.24                 1/15/02

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO                                       FUTURE ISSUANCE UNDER EQUITY
                            BE ISSUED UPON EXERCISE                                            COMPENSATION PLANS
                            OF OUTSTANDING OPTIONS,       WEIGHTED-AVERAGE EXERCISE          (EXCLUDING SECURITIES
                              WARRANTS AND RIGHTS       PRICE OF OUTSTANDING OPTIONS,       REFLECTED IN COLUMN (a))
                                 (in thousands)              WARRANTS AND RIGHTS*                (in thousands)
                            ------------------------------------------------------------------------------------------
    PLAN CATEGORY                    (a)                            (b)                                (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders                    31,151                        $ 9.76                              22,538
----------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans not Approved by
Security Holders                   110,160                          9.94                              41,767
----------------------------------------------------------------------------------------------------------------------
Total                              141,311                        $ 9.90                              64,305
----------------------------------------------------------------------------------------------------------------------

*As adjusted for stock splits.

         See Note 12 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information for the five years ended December 31, 2002 has been derived from the Company's Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                      2002                    2001                   2000
                                                      ----                    ----                   ----
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues.........................    $  5,521,771            $  5,555,174            $  5,649,560
   Operating expenses.........................       5,104,433               4,924,052               4,628,415
                                                  ------------            ------------            ------------
   Operating income...........................         417,338                 631,122               1,021,145
   Other expenses(income), net................          24,656                (196,537)                  3,781
                                                  ------------            ------------            ------------
   Income before income taxes.................         392,682                 827,659               1,017,364
   Provision for income taxes.................         151,713                 316,512                 392,140
                                                  ------------            ------------            ------------
   Net income ................................    $    240,969            $    511,147            $    625,224(3)
                                                  ============            ============            ============

   Net income per share, basic................    $        .31            $        .67            $        .84(3)
   Net income per share, diluted..............    $        .30            $        .63            $        .79(3)
   Cash dividends per common share............    $      .0180            $      .0180            $      .0147
   Total assets at period-end.................    $  8,953,750            $  8,997,141            $  6,669,572
   Long-term obligations at period-end........    $  1,552,781            $  1,327,158            $    760,992
   Stockholders' equity at period-end.........    $  4,421,617            $  4,014,053            $  3,451,320

OPERATING DATA:
   Revenue passengers carried.................      63,045,988              64,446,773              63,678,261
   Revenue passenger miles (RPMs) (000s)......      45,391,903              44,493,916              42,215,162
   Available seat miles (ASMs) (000s).........      68,886,546              65,295,290              59,909,965
   Load factor (1)............................            65.9%                   68.1%                   70.5%
   Average length of passenger haul (miles)...             720                     690                     663
   Trips flown................................         947,331                 940,426                 903,754
   Average passenger fare.....................    $      84.15(5)         $      83.93(4)         $      85.87
   Passenger revenue yield per RPM............           11.69(cents)(5)         12.16(cents)(4)         12.95(cents)
   Operating revenue yield per ASM............            7.96(cents)(5)          8.55(cents)(4)          9.43(cents)
   Operating expenses per ASM.................            7.41(cents)             7.48(cents)(4)          7.73(cents)
   Fuel cost per gallon (average).............           68.01(cents)            70.86(cents)            78.69(cents)
   Number of Employees at year-end............          33,705                  31,580                  29,274
   Size of fleet at year-end (2)..............             375                     355                     344


                                                          YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                       1999                  1998
                                                       ----                  ----
FINANCIAL DATA:
   (in thousands except per share amounts)
   Operating revenues.........................    $  4,735,587         $  4,163,980
   Operating expenses.........................       3,954,011            3,480,369
                                                  ------------         ------------
   Operating income...........................         781,576              683,611
   Other expenses(income), net................           7,965              (21,501)
                                                  ------------         ------------
   Income before income taxes.................         773,611              705,112
   Provision for income taxes.................         299,233              271,681
                                                  ------------         ------------
   Net income ................................    $    474,378          $   433,431
                                                  ============         ============

   Net income per share, basic................    $        .63         $        .58
   Net income per share, diluted..............    $        .59         $        .55
   Cash dividends per common share............    $      .0143         $      .0126
   Total assets at period-end.................    $  5,653,703         $  4,715,996
   Long-term obligations at period-end........    $    871,717         $    623,309
   Stockholders' equity at period-end.........    $  2,835,788         $  2,397,918

OPERATING DATA:
   Revenue passengers carried.................      57,500,213           52,586,400
   Revenue passenger miles (RPMs) (000s)......      36,479,322           31,419,110
   Available seat miles (ASMs)(000s)..........      52,855,467           47,543,515
   Load factor (1)............................            69.0%                66.1%
   Average length of passenger haul (miles)...             634                  597
   Trips flown................................         846,823              806,822
   Average passenger fare.....................    $      79.35         $      76.26
   Passenger revenue yield per RPM............           12.51(cents)         12.76(cents)
   Operating revenue yield per ASM............            8.96(cents)          8.76(cents)
   Operating expenses per ASM.................            7.48(cents)          7.32(cents)
   Fuel cost per gallon (average).............           52.71(cents)         45.67(cents)
   Number of Employees at year-end............          27,653               25,844
   Size of fleet at year-end (2)..............             312                  280

------------------
(1)      Revenue passenger miles divided by available seat miles.

(2)      Includes leased aircraft.

(3) Excludes cumulative effect of accounting change of $22.1 million ($.03 per share).

(4) Excludes special items related to the September 11, 2001 terrorist attacks. Including these items, average passenger fare would decrease by $.47, passenger revenue yield per RPM would decrease by .07 cents operating revenue yield per ASM would decrease by .04 cents and operating expenses per ASM would increase by .06 cents.

(5) Excludes $36 million in revenue from second quarter 2002 related to a reduction in air traffic liability. Including the $36 million, average passenger fare would increase by $.57, passenger revenue yield per RPM would increase by .08 cents, and operating revenue yield per ASM would increase by .06 cents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 2002, Southwest posted a profit for the 30th consecutive year. While the Company's 2002 profitability fell short of our historical standards, this performance was remarkable given that the major airlines collectively reported losses in the billions of dollars. From a financial perspective, 2002 was one of the worst years, if not the worst, in the history of commercial aviation. It was a year that included dramatic increases in aviation insurance costs, increased passenger security costs resulting from continually evolving security laws and directives, airline industry downsizing, rising energy prices, and a recessionary airline revenue environment. However, the Company's business strategy - predominantly shorthaul, high frequency, low-fare, point-to-point, high-quality Customer Service, low costs - continued to serve Southwest well throughout the year. The Company has been able to combat many of these higher exogenous costs by lowering distribution costs and implementing other cost reduction measures. Throughout the difficult period beginning with the September 11, 2001 terrorist attacks the Company has been profitable every quarter.

During 2002, Southwest successfully met the challenge of dramatic changes in airport security. Initially, these security changes dramatically altered airport checkin procedures resulting in longer checkin times for Customers. The Company invested in additional airport facilities, new technology, changed processes and added Employees. These actions, at most airports, restored checkin times to normal durations. Specific changes to the way Customers and baggage are processed included the implementation of computer-generated baggage tags to electronically track bags checked by Customers, computer-generated boarding passes from multiple points in the airport, and the installation of self-service RAPID CHECK-IN kiosks at airports. Although the Transportation Security Administration has successfully assumed responsibility for passenger and baggage screening, and has complied with all federal security mandates as required by the Aviation and Transportation Security Act, the Company is currently unable to predict what impact future mandates, if any, will have on the Company's ongoing operations and future financial performance.

Although the Company did not open any new cities in 2002, it did improve its quality of service between cities already served and added 23 new 737-700 aircraft to facilitate this growth. These additions, along with the retirement of three older 737-200 aircraft, resulted in a net capacity increase of 5.5 percent, and brought the Company's all-737 fleet to 375 aircraft at the end of 2002. The Company ended 2002 serving 59 airports in 30 states.

Available seat mile (ASM) capacity is expected to grow approximately four percent in 2003 with the planned net addition of 11 aircraft. The Company currently has 17 new Boeing 737-700s scheduled for delivery during the year and plans to retire six of the Company's older 737-200s.

RESULTS OF OPERATIONS

2002 COMPARED WITH 2001 The Company's consolidated net income for 2002 was $241.0 million ($.30 per share, diluted), as compared to 2001 net income of $511.1 million ($.63 per share, diluted), a decrease of $270.1 million or 52.9 percent. Operating income for 2002 was $417.3 million, a decrease of $213.8 million, or 33.9 percent compared to 2001.

Consolidated results for 2002 and 2001 included $48 million and $235 million, respectively, in gains that the Company recognized from grants under the Air Transportation Safety and System Stabilization Act (Air Stabilization Act). Consolidated results for 2002 also included $36 million in additional passenger revenue from a reduction in estimated refunds and exchanges, contributing to an increase in forfeited tickets included in "Air traffic liability." Consolidated results for 2001 also included special pre-tax charges of approximately $48 million arising from the terrorist attacks. See Note 1 and Note 3 to the Consolidated Financial Statements.

The Company believes that comparative analysis of results can be enhanced by excluding the impact of these special items. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles
(GAAP) with results adjusted for special items that are not expected to recur:

--------------------------------------------------------------------------------------------------
(In thousands)                                                       2002                  2001
--------------------------------------------------------------------------------------------------
Consolidated net income, as reported                              $ 240,969             $ 511,147
Government grant proceeds, net *                                    (24,796)             (123,510)
Passenger revenue adjustments, net *                                (18,103)               15,749
Special charges arising from terrorist attacks, net *                     -                 9,563
                                                                  ---------             ---------
Adjusted consolidated net income, excluding
  special charges and unusual items (non-GAAP)                    $ 198,070             $ 412,949
                                                                  =========             =========

Net income per share, basic, as reported                          $     .31             $     .67
Government grant proceeds, net *                                       (.03)                 (.16)
Passenger revenue adjustments, net *                                   (.02)                  .02
Special charges arising from terrorist attacks, net *                     -                   .01
                                                                  ---------             ---------
Adjusted net income per share, basic, excluding
  special charges and unusual items (non-GAAP)                    $     .26             $     .54
                                                                  =========             =========

Net income per share, diluted, as reported                        $     .30             $     .63
Government grant proceeds, net *                                       (.03)                 (.15)
Passenger revenue adjustments, net *                                   (.03)                  .02
Special charges arising from terrorist attacks, net *                     -                   .01
                                                                  ---------             ---------
Adjusted net income per share, diluted, excluding
  special charges and unusual items (non-GAAP)                    $     .24             $     .51
                                                                  =========             =========

* Net of income tax and Company profitsharing effects.

Following the terrorist attacks, all U.S. commercial flight operations were suspended for approximately three days. However, the Company continued to incur nearly all of its normal operating expenses (with the exception of certain direct trip-related expenditures such as fuel, landing fees, etc.). The Company canceled approximately 9,000 flights before resuming flight operations on September 14, although it did not resume its normal pre-September 11 flight schedule until September 18, 2002. After operations were fully resumed, load factors and passenger yields were severely impacted, and ticket refund activity increased. The Company estimates that from September 11 through September 30, 2001, it incurred operating losses in excess of $130 million.

OPERATING REVENUES Consolidated operating revenues decreased $33.4 million, or ..6 percent, primarily due to a $37.4 million, or .7 percent, decrease in passenger revenues.

The decrease in passenger revenues was due to lower load factors (revenue passenger miles or RPMs divided by available seat miles or ASMs) attributable to the post-September 11, 2001 reduction in demand for air travel, and from lower passenger yields (passenger revenue divided by RPMs) caused by a decline in full-fare traffic. The Company's load factor for 2002 was 65.9 percent, compared to 68.1 percent for 2001, resulting from a capacity (ASM) increase of 5.5 percent versus an RPM increase of only 2.0 percent. Excluding special items, passenger yields for 2002 were $.1169 compared to $.1216 in 2001, a decrease of 3.9 percent. In 2002, there continued to be heavy fare discounting by the Company and the airline industry in general to stimulate demand. The increase in capacity, as measured by ASMs, was due to the net addition of 20 aircraft during 2002 (net of three aircraft retirements). For the full year, the Company experienced a 2.2 percent decrease in revenue passengers carried and a
4.3 percent increase in average length of passenger haul (RPMs divided by revenue passengers carried).

The Company's 2002 load factor was attained only through heavy promotional activities and aggressive revenue management. Load factors thus far in January 2003 and bookings for February and March 2003 have been satisfactory. However, we expect the air fare environment to continue to be weak, relative to pre-September 11, 2001 performance, through the first quarter 2003. If current booking and revenue trends continue, first quarter 2003 unit revenues should, however, exceed first quarter 2002's unit revenue of $.0761.

Consolidated freight revenues decreased $6.6 million, or 7.2 percent, primarily due to a 40.3 percent decrease in mail revenues. Following the terrorist attacks, the United States Postal Service shifted a portion of the mail that commercial carriers had previously carried to freight carriers. The mail decrease more than offset an 11.4 percent increase in other freight revenues. Other revenues increased $10.5 million, or 12.4 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored First USA(R) Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2002 increased $180.4 million, or 3.7 percent, compared to the 5.5 percent increase in capacity. Operating expenses per ASM decreased 1.7 percent to $.0741, primarily due to decreases in profitsharing expense, average jet fuel costs, and commission expense. Excluding 2001 special items, operating expenses per ASM decreased .9 percent. For 2003, the Company currently expects an increase in operating expenses per ASM primarily due to higher fuel costs and salaries, wages, and benefits.

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for 2002 and 2001 followed by explanations of these changes on a per ASM basis:

------------------------------------------------------------------------------------------------------
                                                                             Increase         Percent
                                              2002           2001           (decrease)        change
------------------------------------------------------------------------------------------------------
Salaries, wages, and benefits                 2.89 (cents)   2.84 (cents)      .05 (cents)      1.8  %
Fuel and oil                                  1.11           1.18             (.07)            (5.9)
Maintenance materials and repairs              .57            .61             (.04)            (6.6)
Agency commissions                             .08            .16             (.08)           (50.0)
Aircraft rentals                               .27            .29             (.02)            (6.9)
Landing fees and other rentals                 .50            .48              .02              4.2
Depreciation                                   .52            .49              .03              6.1
Other                                         1.47           1.49             (.02)            (1.3)
                                              --------------------------------------------------------
  Total                                       7.41 (cents)   7.54 (cents)     (.13)(cents)     (1.7) %
                                              ========================================================

Salaries, wages, and benefits expense per ASM increased 1.8 percent due to a 5.7 percent increase in salaries and wages per ASM and a 7.6 percent increase in benefits expense per ASM, partially offset by a 30.3 percent decrease in Employee retirement plans expense per ASM. The majority of the increase in salaries and wages was due to headcount additions outpacing the Company's capacity growth in several operational areas, due in part to additional security requirements at airports. The remaining portion of the increase in salaries and wages per ASM was primarily due to increases in average wage rates.

The increase in benefits expense per ASM was primarily due to higher health care costs. Employee retirement plans expense per ASM decreased primarily due to the decrease in Company earnings available for profitsharing. In 2002 and 2001, earnings available for profitsharing included $48 million and $235 million, respectively, from grants recognized under the Air Stabilization Act. See Note 3 to the Consolidated Financial Statements. The Company also expects to experience an increase in salaries, wages, and benefits per ASM in 2003 due to the continued impact of headcount additions in excess of capacity growth, higher average wage rates, and higher anticipated health care costs.

The Company's Mechanics are subject to an agreement negotiated with the International Brotherhood of Teamsters (the Teamsters), that became amendable in August 2001. The Company reached a tentative agreement with the Teamsters, which was ratified by its membership in October 2002 (on January 27, 2003, the Aircraft Mechanics Fraternal Association was certified by the National Mediation Board as the new representative of the Mechanics). The new contract, which includes the issuance of stock options, becomes amendable in August 2005.

The Company's Customer Service and Reservations Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers
(IAM) that became amendable in November 2002. The Company reached a tentative agreement with the IAM in December 2002, which was approved by IAM membership in January 2003. The new contract includes the issuance of stock options and becomes amendable in November 2008 (or 2006 at the Union's option under certain conditions as defined in the agreement).

The Company's Pilots are subject to an agreement with the Southwest Airlines Pilots' Association (SWAPA). Although the contract between Southwest and SWAPA was not amendable until September 2004, during 2002 the Company negotiated an extension with SWAPA that was ratified by its membership in August 2002. The extended contract, which includes the issuance of stock options, becomes amendable in September 2006.

The Company's Ramp, Operations, and Provisioning Agents are represented by the Transport Workers Union of America (TWU). Although the contract between Southwest and TWU was not amendable until June 2006, during 2002 the Company negotiated a two-year contract extension with TWU that was ratified by its membership in December 2002. The contract extension included the issuance of stock options. The contract with TWU now becomes amendable in June 2008 (or 2006 at the Union's option under certain conditions as defined in the agreement).

The Company's Flight Attendants are subject to an agreement with the TWU that became amendable in June 2002. Southwest is currently in negotiations with the TWU for a new contract.

Fuel and oil expense per ASM decreased 5.9 percent, primarily due to a 4.0 percent decrease in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2002 was $.6801 compared to $.7086 in 2001, excluding fuel related taxes but including the effects of hedging activities. The Company's 2002 and 2001 average jet fuel costs are net of approximately $44.5 million and $79.9 million in gains from hedging activities, respectively. See Note 2 and
Note 9 to the Consolidated Financial Statements. As detailed in Note 9 to the Consolidated Financial Statements, the Company has hedges in place for approximately 83 percent of its anticipated fuel consumption in 2003, including all of its anticipated requirements for first quarter 2003. Considering current market prices and the continued effectiveness of the Company's fuel hedges, the Company is forecasting first quarter 2003 average fuel cost per gallon to be in the $.70 to $.75 range. The majority of the Company's near term hedge positions are in the form of option contracts, which protect the Company in the event of rising jet fuel prices. The Company should also benefit, to a large extent, in the event of a decline in jet fuel prices.

Maintenance materials and repairs per ASM decreased 6.6 percent. This decrease was primarily due to a decrease in airframe expense resulting from fewer outsourced heavy maintenance events versus 2001. More heavy maintenance events were performed internally in 2002, resulting in the costs associated with those events being reflected in salaries and wages. Currently, the Company expects an increase in maintenance materials and repairs expense per ASM in first quarter and full year 2003, versus 2002, due to an increase in contract rates from outside vendors as well as the number of engine inspections and repairs scheduled. The majority of the Company's engine maintenance work is outsourced.

Agency commissions per ASM decreased 50.0 percent, primarily due to a change in the Company's commission rate policy. Effective October 15, 2001, the Company reduced the commission paid to travel agents from eight percent for Ticketless bookings and five percent for paper ticket bookings, to five percent (with no cap), regardless of the type of ticket sold. In addition, the mix of tickets sold through travel agents declined from 25 percent in 2001 to 20 percent in 2002, thereby reducing commissionable revenues and commission expense.

Aircraft rentals per ASM decreased 6.9 percent primarily due to a lower percentage of the aircraft fleet being leased. Approximately 24.0 percent of the Company's aircraft were under operating lease at December 31, 2002, compared to
25.9 percent at December 31, 2001. Based on the Company's current new aircraft delivery schedule, scheduled aircraft retirements for 2003, and financing plans, the Company expects a decline in aircraft rental expense per ASM in 2003, including the first quarter.

Landing fees and other rentals per ASM increased 4.2 percent primarily as a result of airport rate increases throughout the Company's system. Moreover, following the terrorist attacks, most other major airlines reduced their flight schedules due to the drop in air travel. Since Southwest did not reduce its flights, the Company incurred higher airport costs based on a greater relative share of total flights and passengers.

Depreciation expense per ASM increased 6.1 percent primarily due to growth in the Company's owned aircraft fleet. The Company received delivery of 23 new 737-700 aircraft during 2002, all of which were purchased.

Other operating expenses per ASM decreased 1.3 percent despite a per-ASM increase of more than 175 percent in aviation insurance costs. (The insurance cost increases were more than offset through various cost control measures implemented immediately following the prior year terrorist attacks, including reductions in personnel related expenses and office expenses: excluding insurance expense, other operating expenses per ASM decreased 8.5 percent). Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government then stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers, for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates during 2002 and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government provide third party, passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permits such coverage to be extended by the government through December 31, 2003. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2003; whether alternative commercial insurance with comparable coverage will become available at reasonable premiums; and what impact the outcome will have on the Company's ongoing operations or future financial performance. As a result of recently concluded negotiations for 2003 commercial insurance coverage and the additional coverage provided by the government, the Company currently expects per-ASM insurance costs to decrease compared to 2002 for at least the near term, including first quarter 2003.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased $36.2 million, or 51.8 percent compared to the prior year, due to higher debt levels. In fourth quarter 2001, the Company issued $614.3 million in long-term debt in the form of Pass Through Certificates. In first quarter 2002, the Company issued $385 million in unsecured notes. See Note 7 to the Consolidated Financial Statements for more information on these two borrowings. The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Capitalized interest decreased $3.9 million, or 18.7 percent, primarily as a result of lower 2002 progress payment balances for scheduled future aircraft deliveries, compared to 2001. Based on the Company's current schedule of progress payments and aircraft deliveries, the Company expects progress payment balances, and corresponding capitalized interest, to increase in 2003 compared to 2002. Interest income decreased $5.6 million, or 13.2 percent, as higher invested cash balances for the year were more than offset by lower rates. Other gains in 2002 and 2001 primarily resulted from $48 million and $235 million, respectively, received as the Company's share of government grant funds under the Air Stabilization Act. See Note 3 to the Company's Consolidated Financial Statements for further discussion of the Air Stabilization Act and grants from the government.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, increased to 38.64 percent in 2002 from 38.24 percent in 2001 primarily due to the Company's lower earnings in 2002.

2001 COMPARED WITH 2000 Consolidated net income for 2001 was $511.1 million ($.63 per share, diluted), as compared to 2000 net income, before the cumulative effect of change in accounting principle, of $625.2 million ($.79 per share, diluted), a decrease of $114.1 million, or 18.2 percent. Consolidated results for 2001 included $235 million in gains that the Company recognized from grants under the Air Stabilization Act and special pre-tax charges of approximately $48 million arising from the terrorist attacks (see
Note 3 to the Consolidated Financial Statements). Excluding the grant and special charges related to the terrorist attacks, net income for 2001 was $412.9 million ($.51 per share, diluted). The cumulative effect of change in accounting principle for 2000 was $22.1 million, net of taxes of $14.0 million (see Note 2 to the Consolidated Financial Statements). Net income and net income per share, diluted, for 2000, after the cumulative change in accounting principle, were $603.1 million and $.76, respectively. Operating income for 2001 was $631.1 million, a decrease of $390.0 million, or 38.2 percent, compared to 2000.

OPERATING REVENUES Consolidated operating revenues decreased $94.4 million, or
1.7 percent, primarily due to a 1.6 percent decrease in passenger revenues. The decrease in passenger revenues was a direct result of the terrorist attacks. From January through August 2001, passenger revenues were higher by $314.9 million, or 8.7 percent, than the same period in 2000 primarily due to an increase in capacity, as measured by ASMs, of 11.6 percent. This capacity increase was due to the addition of 14 aircraft during 2001 (all prior to September 11) and its revenue effects were partially offset by a decrease of
1.9 percent in passenger yield. Passenger yield decreased as a result of fare discounting by the Company and the airline industry in general as the United States economy weakened throughout 2001. The Company's load factor (RPMs divided by ASMs) over this time period was 71.2 percent, compared to 71.7 percent for the same period in 2000.

From September through December 2001, passenger revenues were $404.2 million, or
21.7 percent, lower than the same period of 2000. Capacity increased 4.0 percent and the Company's load factor fell to 62.0 percent, compared to 68.2 percent during the same period of 2000. Passenger yields were 17.2 percent lower during this period, versus the same period in 2000, due to aggressive fare sales following the terrorist attacks.

For the full year 2001, the Company experienced a 1.2 percent increase in revenue passengers carried, a 5.4 percent increase in revenue passenger miles
(RPMs), and a 9.0 percent increase in ASMs. The Company's load factor for 2001 was off 2.4 points, to 68.1 percent, and there was a 6.6 percent decrease in 2001 passenger yield.

As a result of weak economic conditions throughout 2001, consolidated freight revenues decreased $19.5 million, or 17.6 percent. There were decreases in both the number of freight shipments and revenue per shipment. Other revenues increased $14.3 million, or 20.3 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored First USA Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2001 increased $295.6 million, or 6.4 percent, compared to the 9.0 percent increase in capacity. Operating expenses per ASM decreased 2.5 percent to $.0754, compared to $.0773 in 2000, primarily due to a decrease in average jet fuel prices. The average fuel cost per gallon in 2001 was $.7086, 10.0 percent lower than the average cost per gallon in 2000 of $.7869. Excluding fuel expense, operating expenses per ASM decreased .3 percent.

Operating expenses per ASM for 2001 and 2000 were as follows:

-----------------------------------------------------------------------------------------------------
                                                                           Increase          Percent
                                             2001           2000          (decrease)         change
-----------------------------------------------------------------------------------------------------
Salaries, wages, and benefits                2.84 (cents)   2.81 (cents)     .03  (cents)      1.1  %
Fuel and oil                                 1.18           1.34            (.16)            (11.9)
Maintenance materials and repairs             .61            .63            (.02)             (3.2)
Agency commissions                            .16            .27            (.11)            (40.7)
Aircraft rentals                              .29            .33            (.04)            (12.1)
Landing fees and other rentals                .48            .44             .04               9.1
Depreciation                                  .49            .47             .02               4.3
Other                                        1.49           1.44             .05               3.5
                                             --------------------------------------------------------
  Total                                      7.54 (cents)   7.73 (cents)    (.19) (cents)     (2.5) %
                                             ========================================================

Salaries, wages, and benefits per ASM increased 1.1 percent due to a 3.2 percent increase in salaries and wages per ASM, and a 9.8 percent increase in benefits expense per ASM, partially offset by a 17.5 percent decrease in Employee retirement plans expense per ASM. The increase in salaries and wages per ASM was primarily due to higher average wage rates within certain workgroups and increased headcount due, in part, to the increased security requirements following the September terrorist attacks.

The increase in benefits expense per ASM was primarily due to higher benefits costs, primarily health care. The decrease in Employee retirement plans expense per ASM was primarily due to the decrease in Company earnings available for profitsharing. This decrease in earnings more than offset an increase in expense due to a fourth quarter amendment made to the Company's profitsharing plan. This amendment enabled the Company to take into consideration federal grants under the Act and special charges resulting from the terrorist attacks in the calculation of profitsharing.

Fuel and oil expense per ASM decreased 11.9 percent, primarily due to a 10.0 percent decrease in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2001 was $.7086 compared to $.7869 in 2000, including the effects of hedging activities. The Company's 2001 and 2000 average jet fuel prices are net of approximately $79.9 million and $113.5 million in gains from hedging activities, respectively.

Maintenance materials and repairs per ASM decreased 3.2 percent. This decrease was primarily due to the Company's capacity growth exceeding the increase in expense. Virtually all of the Company's 2001 capacity growth versus the prior year was accomplished with new aircraft, most of which have not yet begun to incur any meaningful repair costs. A decrease in engine expense was partially offset by an increase in expense for airframe inspections and repairs. In addition to an increase in the number of airframe inspections and repairs, the cost per event increased compared to 2000.

Agency commissions per ASM decreased 40.7 percent, primarily due to a change in the Company's commission rate policy. Effective January 1, 2001, the Company reduced the commission rate paid to travel agents from ten percent to eight percent for Ticketless bookings, and from ten percent to five percent for paper ticket bookings. Effective October 15, 2001, the Company reduced the commission paid to travel agents to five percent (with no cap), regardless of the type of ticket sold. In addition, the mix of tickets sold through travel agents declined from 28 percent in 2000 to 25 percent in 2001, thereby reducing commissionable revenues and commission expense.

Aircraft rentals per ASM decreased 12.1 percent primarily due to a lower percentage of the aircraft fleet being leased. Approximately 25.9 percent of the Company's aircraft were under operating lease at December 31, 2001, compared to
27.3 percent at December 31, 2000.

Landing fees and other rentals per ASM increased 9.1 percent primarily as a result of the Company's expansion of facilities at several airports, including Baltimore/Washington International Airport and Chicago Midway Airport.

Depreciation expense per ASM increased 4.3 percent primarily due to the growth in the Company's aircraft fleet prior to the terrorist attacks. The Company had received delivery of 14 new 737-700 aircraft prior to September 11, bringing the percentage of owned aircraft in the Company's fleet to 74.1 percent by the end of 2001 compared to 72.7 percent at the end of 2000.

Other operating expenses per ASM increased 3.5 percent primarily due to a significant increase in aviation insurance costs following the terrorist attacks. The Company's insurance carriers canceled their war risk and terrorism insurance policies following the terrorist attacks and reinstated such coverage at significantly higher rates than before.

OTHER "Other expenses (income)" included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense was flat compared to 2000. Following the terrorist attacks, the Company borrowed the full $475 million available under its revolving credit facility and issued $614.3 million in long-term debt in the form of Pass-Through Certificates. See
Note 7 to the Consolidated Financial Statements. The increase in expense caused by these borrowings was offset by a decrease in interest rates on the Company's floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Capitalized interest decreased $7.0 million, or 25.3 percent, primarily as a result of lower 2001 progress payment balances for scheduled future aircraft deliveries as compared to 2000. The lower progress payments were due in part to the deferral of Boeing 737 aircraft firm orders and options following the terrorist attacks. Interest income increased $2.5 million, or 6.2 percent, primarily due to higher invested cash balances, partially offset by lower rates. Other gains in 2001 primarily resulted from $235 million received as the Company's share of government grant funds under the Air Stabilization Act, intended to offset the Company's direct and incremental losses caused by the terrorist attacks, through the end of 2001. See
Note 3 to the Company's Consolidated Financial Statements for further discussion of the Air Stabilization Act and grants from the government.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased slightly to 38.24 percent in 2001 from 38.54 percent in 2000. The decrease primarily resulted from lower effective state tax rates in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $520.2 million in 2002 compared to $1.5 billion in 2001. The decrease in operating cash flows was primarily due to the decrease in net income and the deferral of approximately $186 million in 2001 excise tax payments until January 2002, as provided for in the Air Stabilization Act.

Cash flows used in investing activities in 2002 totaled $603.1 million compared to $997.8 million in 2001. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Of the 23 new aircraft the Company put into service during 2002, 11 were recorded (on the Consolidated Statement of Cash Flows and on the Consolidated Balance Sheet) through the consolidation of a special purpose trust (the Trust) during 2001. See Note 4 to the Consolidated Financial Statements for more information on the Trust. A total of eight new 737-700 aircraft were recorded through consolidation of the Trust during 2002. The remaining four new 737-700 aircraft delivered to the Company in 2002 were purchased directly from Boeing. The Trust was dissolved prior to December 31, 2002.

Net cash used in financing activities was $381.7 million in 2002 compared to cash generated by financing activities of $1.3 billion in 2001. Cash used in financing activities during 2002 was primarily for the repayment of the Company's $475 million revolving credit facility that the Company drew down in September 2001 and for the repayment of the Trust. These uses were partially offset by cash generated from the issuance of $385 million in unsecured notes in March 2002. Financing cash flows in 2001 were generated from borrowings the Company made from its $475 million revolving credit facility and the issuance of $614.3 million in long-term debt. These borrowings were partially offset by the redemption of $100 million unsecured notes in 2001. See Note 6 and Note 7 to the Consolidated Financial Statements for more information on these financing activities. Cash generated in 2002 and in 2001 was primarily used to finance aircraft-related capital expenditures and provide working capital.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 2002, of $1.82 billion, internally generated funds, and a $575 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability.

The Company has an available revolving credit facility from which it can borrow up to $575 million from a group of banks. One-half of the facility is short term and expires on April 23, 2003 if not drawn before that date. The other one-half expires on April 23, 2005. The Company expects that it will be able to renew the expiring 365-day facility for an additional 365-day period at reasonable terms. If the Company is unable to renew, the Company's available credit facility will be reduced.

The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings in the future.

In 1999, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company's common stock. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time. As of December 31, 2002, in aggregate, 18.3 million shares had been repurchased at a total cost of $199.2 million, of which $108.7 million was completed in 2000. No shares were repurchased in 2001 or in 2002.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Southwest has contractual obligations and commitments primarily with regards to future purchases of aircraft, payment of debt, and lease arrangements.

As of February 1, 2003, Southwest is scheduled to take delivery of 17 new 737-700 aircraft from Boeing in 2003, 23 in 2004, 24 in 2005, 22 in 2006, 25 in
2007, and six in 2008. The Company also has a total of 79 purchase options for new 737-700 aircraft for years 2004 through 2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s.

The following table aggregates the Company's expected contractual obligations and commitments subsequent to December 31, 2002:

                                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                        ---------------------------------------------------------------------------
                                                                                          BEYOND
Contractual obligations (1)                2003        2004 - 2005     2006 - 2007         2007            TOTAL
-------------------------------------------------------------------------------------------------------------------
Long-term debt                          $  120,797    $    320,320     $   637,588     $   516,980     $  1,595,685
Capital lease commitments (2)               17,751          41,160          26,758          52,016          137,685
Operating lease commitments                281,042         496,371         365,403       1,459,961        2,602,777
Aircraft purchase commitments              597,097       1,394,569       1,139,891         104,924        3,236,481
                                        ---------------------------------------------------------------------------
    Total contractual cash obligations  $1,016,687    $  2,252,420     $ 2,169,640     $ 2,133,881     $  7,572,628
                                        ===========================================================================

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.

(2) Includes amounts classified as interest.

There were no outstanding borrowings under the revolving credit facility at December 31, 2002. See Note 6 to the Consolidated Financial Statements for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP). The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company's estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company's financial condition and results and require management's most subjective judgments. The Company's most critical accounting policies and estimates are described below.

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold are initially deferred as "Air traffic liability." Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). "Air traffic liability" primarily represents tickets sold for future travel dates and estimated future refunds, exchanges, or forfeitures of tickets sold for past travel dates. The Company's air traffic liability balance at December 31, 2002 was $412.2 million.

The majority of the Company's tickets sold are nonrefundable, which is the primary source of forfeited tickets. Tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. "Air traffic liability" includes an estimate of the amount of future refunds, exchanges, and forfeitures for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company's estimates with respect to forfeited tickets. Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges or forfeited tickets differing significantly from estimates; however, these differences have historically not been material. Additional factors that may affect estimated refunds include, but may not be limited to, the Company's refund and exchange policy, the mix of refundable and nonrefundable fares, and fare sale activity. The Company's estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund and exchange activity may vary from estimated amounts.

Since September 2001, the Company has experienced fluctuations in estimated refunds and exchanges, and correspondingly, forfeited tickets, due to many of the factors described above. Following the terrorist events of September 11, 2001, and the subsequent temporary shutdown of U.S. air space, Southwest temporarily suspended its normal refund policy in order to provide the highest Service to the Company's Customers, including the refunding of nonrefundable tickets upon Customer request. As a result, the Company experienced refunds during September 2001 and through December 2001 far above historical refund levels and in excess of the Company's contractual obligations. In evaluating passenger revenue through third quarter 2001, based on these unusually high refund levels, the Company estimated that approximately $30 million of these refunds related to revenue previously recognized for estimated forfeited tickets. As a result, the Company reduced third quarter 2001 "Passenger revenue" by $30 million and restored "Air traffic liability", accordingly.

Subsequent to third quarter 2001 and through second quarter 2002, the Company experienced a higher than usual mix of low-fare, nonrefundable ticket sales. The Company also experienced changes in Customer travel patterns resulting from various factors including new airport security measures, concerns about further terrorist attacks, and an uncertain economy. Consequently, the Company recorded $36 million in additional passenger revenue in second quarter 2002 as Customers required fewer refunds and exchanges, resulting in more forfeited tickets.

While the Company believes the current estimates included in "Air traffic liability" and "Passenger revenue" are reasonable, these estimates may continue to change based on refund, exchange and forfeiture activity varying from pre-September 2001 patterns.

Accounting for Long-Lived Assets

As of December 31, 2002, the Company had approximately $9.46 billion of long-lived assets, including $8.02 billion in flight equipment and related assets. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

In estimating the lives and expected residual values of its aircraft, the Company has primarily relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company's aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company's maintenance program, changes in utilization of the aircraft (actual flight hours during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation expense, as required by GAAP.

The Company periodically evaluates its long-lived assets for impairment. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset's physical condition, and operating or cash flow losses associated with the use of the long-lived asset. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft and continues to experience positive cash flow. Consequently, the Company has not identified any impairments related to its existing aircraft fleet. The Company will continue to monitor its long-lived assets and the airline operating environment.

Financial Derivative Instruments

The Company utilizes financial derivative instruments to manage its risk associated with changing jet fuel prices, and accounts for them under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133.) See "Qualitative and Quantitative Disclosures about Market Risk" for more information on these risk management activities. SFAS 133 requires that all derivatives be marked to market (fair value) and recorded on the Consolidated Balance Sheet. The fair value of the Company's financial derivative instruments recorded on the Company's Consolidated Balance Sheet as of December 31, 2002, was $157.2 million.

Since the majority of the Company's financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil and heating oil) and adjusted based on historical variations to those like commodities.

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occur and the hedged jet fuel is purchased and consumed, all values and prices are known and are realized in the financial statements. Based on these actual results once all values and prices become known, the Company's estimates have proved to be materially accurate. Furthermore, since the majority of the Company's hedges settle within 12 to 24 months from the time the Company enters into the contract for the derivative financial instrument, the estimates being made are relatively short-term.

Estimating the fair value of these fuel hedging derivatives and forward prices for jet fuel will also result in changes in their values from period to period and thus determine how they are accounted for under SFAS 133. To the extent that the period to period change in the estimated fair value of a fuel hedging instrument differs from a period to period change in the estimated price of the associated jet fuel to be purchased, ineffectiveness of the fuel hedge will result, as defined by SFAS 133. This could result in the immediate recording of charges or income, even though the derivative instrument may not expire until a future period. Historically, the Company has not experienced significant ineffectiveness in its fuel hedges accounted for under SFAS 133.

See Note 2 and Note 9 to the Consolidated Financial Statements for more information on SFAS 133 and the Company's fuel hedging activities.

FORWARD-LOOKING STATEMENTS

Some statements in this Form 10-K (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest's estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts", "may," "will," "should" and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company's present expectations. Factors that could cause these differences include, but are not limited to:

- Items directly linked to the September 11, 2001 terrorist attacks, such as the adverse impact of new airline and airport security directives on the Company's costs and Customer demand for travel, changes in the Transportation Security Administration's scope for managing U.S. airport security, the availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage, and the possibility of additional incidents that could cause the public to question the safety and/or efficiency of air travel.

-    War or other military actions by the U.S. or others.

- Competitive factors, such as fare sales and capacity decisions by the Company and its competitors, changes in competitors' flight schedules, mergers and acquisitions, codesharing programs, and airline bankruptcies.

- General economic conditions, which could adversely affect the demand for travel in general and consumer ticket purchasing habits, as well as decisions by major freight Customers on how they allocate freight deliveries among different types of carriers.

- Factors that could affect the Company's ability to control its costs, such as the results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, the largely unpredictable prices of jet fuel, crude oil, and heating oil, the continued effectiveness of the Company's fuel hedges, changes in the Company's overall fuel hedging strategy, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs and regulatory requirements, changes in commission policy, availability of capital markets, and future financing decisions made by the Company.

- Disruptions to operations due to adverse weather conditions and air traffic control-related constraints.

         Caution should be taken not to place undue reliance on the Company's forward-looking statements, which represent the Company's views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest has interest rate risk in that it holds floating rate debt instruments and has commodity price risk in that it must purchase jet fuel to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to minimize its average jet fuel cost through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of fixed rate debt instruments and derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 97 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in
Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 2 to the Consolidated Financial Statements for information on the Company's accounting for its hedging program and Note 9 to the Consolidated Financial Statements for further details on the Company's financial derivative instruments.

Fuel hedging. The fair values of outstanding financial derivative instruments related to the Company's jet fuel market price risk at December 31, 2002, were a net asset of $157.2 million. The current portion of these financial derivative instruments, or $112.8 million, is classified as "Fuel hedge contracts" in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $44.4 million, is included in "Other assets." The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2002, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $135 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2002 levels, except underlying futures prices.

Financial market risk. Airline operators are inherently capital intensive as the vast majority of the Company's assets are expensive aircraft, which are long-lived. The Company's strategy is to capitalize conservatively and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an "A" credit rating on its senior unsecured fixed-rate debt with Standard & Poor's and Fitch ratings agencies, and a "Baa1" credit rating with Moody's rating agency. The Company's Aircraft Secured Notes and French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. Although there is interest rate risk associated with these secured borrowings, the risk is somewhat mitigated by the fact that the Company may prepay this debt on any of the semi-annual principal and interest payment dates. See Note 6 and Note 7 to the Consolidated Financial Statements for more information on the material terms of the Company's short-term and long-term debt.

As disclosed in Note 7 to the Consolidated Financial Statements, the Company had outstanding senior unsecured notes totaling $785 million at December 31, 2002. In addition, as disclosed in Note 7, the Company had outstanding long-term fixed-rate debt totaling $585.7 million in the form of Pass Through Certificates (Certificates), which are secured by aircraft the Company owns. The total of the Company's long-term unsecured notes represented 11.7 percent of total noncurrent assets at December 31, 2002. The unsecured long-term debt currently has a weighted-average maturity of 8.2 years at fixed rates averaging 7.3 percent at December 31, 2002, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The Certificates bear interest at a combined weighted-average rate of 5.5 percent. The Company does not have significant exposure to changing interest rates on its unsecured long-term debt or its Certificates because the interest rates are fixed and the financial leverage is modest.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which was $1.82 billion at December 31, 2002. The Company invests available cash in certificates of deposit, highly rated money markets, and investment grade commercial paper that generally have maturities of three months or less; therefore, the returns earned on these investments parallel closely with floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2002, would not have a material effect on the fair value of the Company's fixed rate debt instruments. See Note 9 to the Consolidated Financial Statements for further information on the fair value of the Company's financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company's earnings and cash flows associated with its Aircraft Secured Notes, French Credit Agreements, and invested cash because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2002, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company's net earnings and cash flows associated with these items by approximately $1.3 million. Using these assumptions and considering the Company's cash balance and floating-rate debt outstanding at December 31, 2002, an increase in rates would have a net positive effect on the Company's earnings and cash flows, while a decrease in rates would have a net negative effect on the Company's earnings and cash flows. However, a ten percent change in market rates would not impact the Company's earnings or cash flow associated with the Company's publicly traded fixed-rate debt, or its Certificates.

The Company is also subject to various types of liquidity and financing risk included in agreements with financial institutions that process credit card transactions on behalf of the Company, the Company's revolving credit facility, and outstanding debt agreements. Such risks included the

Company maintaining minimum credit ratings, the Company's assets (for secured debt) maintaining minimum fair values, and the Company achieving minimum covenant ratios with regard to its available or outstanding debt agreements. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2002. However, if conditions change and the Company failed to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep the agreements intact as written.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET

                                                                       DECEMBER 31,
                                                                -------------------------
(In thousands, except per share amounts)                           2002          2001
                                                                -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 1,815,352   $ 2,279,861
  Accounts and other receivables                                    174,393        71,283
  Inventories of parts and supplies, at cost                         86,016        70,561
  Deferred income taxes                                                   -        46,400
  Fuel hedge contracts                                              112,847             -
  Prepaid expenses and other current assets                          43,352        52,114
                                                                -----------   -----------
    Total current assets                                          2,231,960     2,520,219

Property and equipment, at cost:
  Flight equipment                                                8,024,719     7,534,119
  Ground property and equipment                                   1,041,844       899,421
  Deposits on flight equipment purchase contracts                   389,094       468,154
                                                                -----------   -----------
                                                                  9,455,657     8,901,694
  Less allowance for depreciation                                 2,810,193     2,456,207
                                                                -----------   -----------
                                                                  6,645,464     6,445,487
Other assets                                                         76,326        31,435
                                                                -----------   -----------
                                                                $ 8,953,750   $ 8,997,141
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   362,027   $   504,831
  Accrued liabilities                                               529,109       547,540
  Air traffic liability                                             412,238       450,407
  Aircraft purchase obligations                                           -       221,840
  Short-term borrowings                                                   -       475,000
  Current maturities of long-term debt                              130,454        39,567
                                                                -----------   -----------
    Total current liabilities                                     1,433,828     2,239,185

Long-term debt less current maturities                            1,552,781     1,327,158
Deferred income taxes                                             1,227,475     1,058,143
Deferred gains from sale and leaseback of aircraft                  183,797       192,342
Other deferred liabilities                                          134,252       166,260
Commitments and contingencies

Stockholders' equity:
  Common stock, $1.00 par value: 2,000,000 shares authorized;
    776,663 and 766,774 shares issued in 2002
    and 2001, respectively                                          776,663       766,774
  Capital in excess of par value                                    135,848        50,409
  Retained earnings                                               3,455,448     3,228,408
  Accumulated other comprehensive income (loss)                      53,658       (31,538)
                                                                -----------   -----------
    Total stockholders' equity                                    4,421,617     4,014,053
                                                                -----------   -----------
                                                                $ 8,953,750   $ 8,997,141
                                                                ===========   ===========

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
(In thousands, except per share amounts)             2002           2001            2000
                                                  -----------    -----------    -----------
OPERATING REVENUES:
  Passenger                                       $ 5,341,349    $ 5,378,702    $ 5,467,965
  Freight                                              84,675         91,270        110,742
  Other                                                95,747         85,202         70,853
                                                  -----------    -----------    -----------
   Total operating revenues                         5,521,771      5,555,174      5,649,560

OPERATING EXPENSES:
  Salaries, wages, and benefits                     1,992,485      1,856,288      1,683,689
  Fuel and oil                                        762,096        770,515        804,426
  Maintenance materials and repairs                   390,216        397,505        378,470
  Agency commissions                                   54,669        103,014        159,309
  Aircraft rentals                                    186,992        192,110        196,328
  Landing fees and other rentals                      344,660        311,017        265,106
  Depreciation                                        356,304        317,831        281,276
  Other operating expenses                          1,017,011        975,772        859,811
                                                  -----------    -----------    -----------
   Total operating expenses                         5,104,433      4,924,052      4,628,415
                                                  -----------    -----------    -----------
OPERATING INCOME                                      417,338        631,122      1,021,145

OTHER EXPENSES (INCOME):
  Interest expense                                    106,023         69,827         69,889
  Capitalized interest                                (16,720)       (20,576)       (27,551)
  Interest income                                     (36,964)       (42,562)       (40,072)
  Other (gains) losses, net                           (27,683)      (203,226)         1,515
                                                  -----------    -----------    -----------
   Total other expenses (income)                       24,656       (196,537)         3,781
                                                  -----------    -----------    -----------
INCOME BEFORE TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                   392,682        827,659      1,017,364
PROVISION FOR INCOME TAXES                            151,713        316,512        392,140
                                                  -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                      240,969        511,147        625,224
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                            -              -        (22,131)
                                                  -----------    -----------    -----------
NET INCOME                                        $   240,969    $   511,147    $   603,093
                                                  ===========    ===========    ===========
NET INCOME PER SHARE, BASIC BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $       .31    $       .67    $       .84
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      -              -           (.03)
                                                  -----------    -----------    -----------
NET INCOME PER SHARE, BASIC                       $       .31    $       .67    $       .81
                                                  ===========    ===========    ===========
NET INCOME PER SHARE, DILUTED BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $       .30    $       .63    $       .79
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      -              -           (.03)
                                                  -----------    -----------    -----------
NET INCOME PER SHARE, DILUTED                     $       .30    $       .63    $       .76
                                                  ===========    ===========    ===========

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                          -------------------------------------------------------------------------------------
                                                                                      ACCUMULATED
                                                        CAPITAL IN                       OTHER
                                            COMMON       EXCESS OF      RETAINED     COMPREHENSIVE     TREASURY
(In thousands, except per share amounts)     STOCK       PAR VALUE      EARNINGS     INCOME (LOSS)        STOCK        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $   505,005   $    35,436    $ 2,385,854    $         -    $   (90,507)   $ 2,835,788

 Purchase of shares of treasury stock               -             -              -              -       (108,674)      (108,674)
 Issuance of common and treasury stock
  pursuant to Employee stock plans              2,892         6,667        (75,952)             -        136,817         70,424
 Tax benefit of options exercised                   -        61,677              -              -              -         61,677
 Cash dividends, $.015 per share                    -             -        (10,988)             -              -        (10,988)
 Net income                                         -             -        603,093              -              -        603,093
                                          -------------------------------------------------------------------------------------
Balance at December 31, 2000                  507,897       103,780      2,902,007              -        (62,364)     3,451,320

 Three-for-two stock split                    253,929      (136,044)      (117,885)             -              -              -
 Issuance of common and treasury stock
   pursuant to Employee stock plans             4,948        28,982        (52,753)             -         62,364         43,541
 Tax benefit of options exercised                   -        53,691              -              -              -         53,691
 Cash dividends, $.018 per share                    -             -        (14,108)             -              -        (14,108)
 Comprehensive income (loss)
   Net income                                       -             -        511,147              -              -        511,147
   Unrealized loss on derivative                    -             -              -        (31,063)             -        (31,063)
   instruments
   Other                                            -             -              -           (475)             -           (475)
                                                                                                                    -----------
 Total comprehensive income                                                                                             479,609
                                          -------------------------------------------------------------------------------------
Balance at December 31, 2001                  766,774        50,409      3,228,408        (31,538)             -      4,014,053

 Issuance of common stock pursuant
   to Employee stock plans                      9,889        46,868              -              -              -         56,757
 Tax benefit of options exercised                   -        38,571              -              -              -         38,571
 Cash dividends, $.018 per share                    -             -        (13,929)             -              -        (13,929)
 Comprehensive income (loss)
   Net income                                       -             -        240,969              -              -        240,969
   Unrealized gain on derivative                    -             -              -         87,213              -         87,213
   instruments
   Other                                            -             -              -         (2,017)             -         (2,017)
                                                                                                                    -----------
 Total comprehensive income                                                                                             326,165
                                          -------------------------------------------------------------------------------------
Balance at December 31, 2002              $   776,663   $   135,848    $ 3,455,448    $    53,658    $         -    $ 4,421,617
                                          =====================================================================================

 See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
(In thousands)                                               2002           2001           2000
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   240,969    $   511,147    $   603,093
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                              356,304        317,831        281,276
   Deferred income taxes                                     169,629        207,922        153,447
   Amortization of deferred gains on sale and
    leaseback of aircraft                                    (15,181)       (15,180)       (15,178)
   Amortization of scheduled airframe inspections
    and repairs                                               46,311         43,121         36,328
   Income tax benefit from Employee stock
    option exercises                                          38,571         53,691         61,677
   Changes in certain assets and liabilities:
    Accounts and other receivables                          (103,110)        66,787        (63,032)
    Other current assets                                     (10,159)        (9,027)       (24,657)
    Accounts payable and accrued liabilities                (148,850)       202,506        129,438
    Air traffic liability                                    (38,169)        73,346        120,119
   Other                                                     (16,106)        32,464         15,775
                                                         -----------    -----------    -----------
    Net cash provided by operating activities                520,209      1,484,608      1,298,286

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                        (603,060)      (997,843)    (1,134,644)
                                                         -----------    -----------    -----------
    Net cash used in investing activities                   (603,060)      (997,843)    (1,134,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                                  385,000        614,250              -
 Proceeds from revolving credit facility                           -        475,000              -
 Proceeds from trust arrangement                             119,142        266,053              -
 Proceeds from Employee stock plans                           56,757         43,541         70,424
 Payments of long-term debt and capital
  lease obligations                                          (64,568)      (110,600)       (10,238)
 Payments of trust arrangement                              (385,195)             -              -
 Payment of revolving credit facility                       (475,000)             -              -
 Payments of cash dividends                                  (13,872)       (13,440)       (10,978)
 Repurchases of common stock                                       -              -       (108,674)
 Other, net                                                   (3,922)        (4,703)             -
                                                         -----------    -----------    -----------
    Net cash provided by (used in) financing activities     (381,658)     1,270,101        (59,466)
                                                         -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                       (464,509)     1,756,866        104,176
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                       2,279,861        522,995        418,819
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                           $ 1,815,352    $ 2,279,861    $   522,995
                                                         ===========    ===========    ===========
CASH PAYMENTS FOR:
 Interest, net of amount capitalized                     $    79,998    $    47,682    $    36,946
 Income taxes                                            $     2,693    $    65,905    $   150,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that provides predominantly shorthaul, high-frequency, point-to-point, low-fare service. The consolidated financial statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS Cash equivalents consist of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are highly liquid and generally have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

INVENTORIES Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are generally charged to expense when issued for use.

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to estimated residual values over periods ranging from 20 to 25 years for flight equipment and 3 to 30 years for ground property and equipment once the asset is placed in service. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

In estimating the lives and expected residual values of its aircraft, the Company has primarily relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company's aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company's maintenance program, changes in utilization of the aircraft (actual flight hours or cycles during a given period of time), governmental regulations on aging aircraft, changing market prices of new and used aircraft of the same or similar types, etc. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation expense, as required by GAAP.

The Company periodically evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset's physical condition, operating or cash flow losses associated with the use of the long-lived asset, etc. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft and continues to experience positive cash flow.

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

In 2001, the American Institute of Certified Public Accountants (AICPA) issued a Proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (Proposed SOP). The Proposed SOP, as originally written, would require that all "D" checks be expensed as incurred. In fourth quarter 2002, the AICPA announced it would be transitioning this project to the Financial Accounting Standards Board (FASB), although the AICPA may retain and address certain components of the Proposed SOP. The FASB and the AICPA have not determined which components, if any, will be retained by the AICPA for potential issuance in a future SOP. In addition, the FASB has not set a timetable for addressing the issues raised by the proposed SOP.

REVENUE RECOGNITION Tickets sold are initially deferred as "Air traffic liability". Passenger revenue is recognized when transportation is provided. "Air traffic liability" primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company's tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds, exchanges, and forfeitures for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company's revenue recognition method with respect to forfeited tickets.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges or forfeited tickets differing significantly from estimates; however, these differences have historically not been material. Additional factors that may affect estimated refunds include, but may not be limited to, the Company's refund and exchange policy, the mix of refundable and nonrefundable fares, and fare sale activity. The Company's estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund and exchange activity may vary from estimated amounts.

Subsequent to third quarter 2001 and through second quarter 2002, the Company experienced a higher than usual mix of low-fare, nonrefundable ticket sales. The Company also experienced changes in Customer travel patterns resulting from various factors including new airport security measures, concerns about further terrorist attacks, and an uncertain economy. Consequently, the Company recorded $36 million in additional passenger revenue in second quarter 2002 as Customers required fewer refunds and exchanges, resulting in more forfeited tickets.

While actual results may vary from these estimates, the Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel for awards earned under its Rapid Rewards frequent flyer program. The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits and associated with future travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the credits expire unused. See Note 2 for additional information on frequent flyer program accounting.

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001, and 2000 was $156.4 million, $147.6 million, and $141.3 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION The Company has stock-based compensation plans covering the majority of its Employee groups, including a plan covering the Company's Board of Directors and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based Employee compensation:

-------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                       2002             2001            2000
-------------------------------------------------------------------------------------------------------
Net income, as reported                                    $ 240,969        $  511,147       $ 603,093
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects                                     399               402             339
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                                 (53,489)          (25,603)        (19,725)
                                                           ---------        ----------       ---------
Pro forma net income                                       $ 187,879        $  485,946       $ 583,707
                                                           =========        ==========       =========
Net income per share
  Basic, as reported                                       $     .31        $      .67       $     .81
  Basic, pro forma                                         $     .24        $      .64       $     .78

  Diluted, as reported                                     $     .30        $      .63       $     .76
  Diluted, pro forma                                       $     .23        $      .61       $     .74

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 12 for further discussion of the Company's stock-based Employee compensation.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

FINANCIAL DERIVATIVE INSTRUMENTS The Company utilizes a variety of derivative instruments, including both crude oil and heating oil based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, and fixed price swap agreements. Prior to 2001, the net cost paid for option premiums and gains and losses on all financial derivative instruments, including those terminated or settled early, were deferred and charged or credited to "Fuel and oil" expense in the same month that the underlying jet fuel being hedged was used. However, beginning January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, which changed the way it accounts for financial derivative instruments. See Note 2 and Note 9.

Since the majority of the Company's financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil and heating oil) and adjusted based on historical variations to those like commodities.

RECENT ACCOUNTING DEVELOPMENTS In November 2002 the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with Southwest as a result of FIN 46.

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

Under the rules established by SFAS 133, the Company has alternatives in accounting for its financial derivative instruments. The Company primarily uses financial derivative instruments to hedge its exposure to jet fuel price increases and accounts for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques do not produce results within certain predetermined confidence levels, the Company could lose its ability to utilize hedge accounting, which could cause the Company to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that the Company no longer qualified for hedge accounting. This could, in turn, depending on the materiality of periodic changes in derivative fair values, increase the volatility of the Company's future earnings.

Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Consolidated Balance Sheet and a deferred gain of $46.1 million, net of tax, in "Accumulated other comprehensive income (loss)". See Note 10 for further information on Accumulated other comprehensive income
(loss). During 2002 and 2001, the Company recognized $4.5 million in additional income, and $8.2 million in expense, respectively, in "Other (gains) losses, net", related to the ineffectiveness of its hedges. During 2002 and 2001, the Company recognized approximately $25.6 million and $17.5 million, respectively, of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net". The 2001 adoption of SFAS 133 has resulted in more volatility in the Company's financial statements than in the past due to the changes in market values of its derivative instruments and some ineffectiveness that has been experienced in its fuel hedges. See Note 9 for further information on the Company's derivative instruments.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from the sale of flight segment credits to companies participating in its Rapid Rewards frequent flyer program. Prior to the issuance of SAB 101, the Company recorded revenue in "Other revenue" when flight segment credits were sold. Beginning January 1, 2000, the Company recognizes Passenger revenue when free travel awards resulting from the flight segment credits sold are flown or credits expire unused. Due to this change, the Company recorded a cumulative effect charge in first quarter 2000 of $22.1 million (net of income taxes of $14.0 million) or $.03 per share, basic and diluted.

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

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Air Stabilization Act). The Air Stabilization Act provided for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Air Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant was determined based on that airline's percentage of available seat miles (ASMs) during August 2001 to total eligible carriers' ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of an ASM formula would result in an insufficient representation of their share of direct and incremental losses.

In 2001, the Department of Transportation (DOT) made a final determination of the amount of eligible direct and incremental losses incurred by Southwest, and the Company was allotted 100 percent of its eligible grants, totaling $283 million. The Company recognized $235 million in "Other gains" from grants under the Air Stabilization Act during the second half of 2001 and recognized an additional $48 million as "Other gains" from grants under the Air Stabilization Act in third quarter 2002 coincident with the receipt of its final payment. Representatives of the DOT or other governmental agencies may perform additional audit and/or review(s) of the Company's previously submitted final application. While the Air Stabilization Act is subject to significant interpretation as to what constitutes direct and incremental losses, management believes the Company's eligible direct and incremental losses are sufficient to retain 100 percent of its eligible grant following additional audits or reviews, should they occur.

The Company recorded total special charges of $48 million in 2001 arising from the terrorist attacks, which included a $30 million reduction in "Passenger revenue." Following the terrorist events of September 11, 2001, and the subsequent temporary shutdown of U.S. air space, Southwest temporarily suspended its normal refund policy in order to provide the highest Service to the Company's Customers, including refunding nonrefundable tickets upon Customer request. As a result, the Company's refunds during September 2001 and through December 2001 were far above historical refund levels and in excess of the Company's contractual obligations. Refunds are recorded as a reduction in "Air traffic liability." Based on these unusually high refunds, the Company estimated that approximately $30 million of these refunds related to revenue previously recognized for estimated forfeited tickets. As a result, the Company reduced third quarter 2001 "Passenger revenue" by $30 million and restored "Air traffic liability" accordingly. Total special charges also included $13 million in "Other operating expenses", primarily related to write-downs of various assets due to impairment. Other miscellaneous charges totaling approximately $5 million were also included in "Other (gains) losses, net."

4. COMMITMENTS

The Company's contractual purchase commitments consist primarily of scheduled aircraft acquisitions from Boeing. The Company has contractual purchase commitments with Boeing for 17 737-700 aircraft deliveries in 2003, 23 scheduled for delivery in 2004, 24 in 2005, 22 in 2006, 25 in 2007, and 6 in 2008. In
addition, the Company has options to purchase up to 79 737-700s during 2004-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of Feburary 1, 2003, aggregate funding needed for firm commitments is approximately $3.2 billion, subject to adjustments for inflation, due as follows: $597 million in 2003, $676 million in 2004, $719 million in 2005, $632 million in 2006, $508 million in 2007, and $105 million thereafter.

In November 2001, in response to decreased demand for air travel following the terrorist attacks, the Company modified its schedule for future aircraft deliveries to defer the acquisition of 19 new 737-700 aircraft that were either already in production at Boeing or were scheduled to be built through April 2002. The Company accomplished this by entering into a trust arrangement with a special purpose entity (the Trust) and assigned its purchase agreement with Boeing to the Trust with respect to the 19 aircraft originally scheduled for delivery between September 2001 and April 2002. Southwest subsequently entered into a purchase agreement with the Trust to purchase the aircraft at new delivery dates from January 2002 to April 2003. The Trust was formed primarily to facilitate the financing of the Company's near-term aircraft purchase obligations with Boeing. The Trust purchased 11 of the aircraft in 2001 and eight aircraft in 2002. For these 19 Trust aircraft, the Company recorded the associated assets ("Flight equipment") and liabilities ("Aircraft purchase obligations") in its financial statements as the aircraft were completed by Boeing and delivered to the Trust. In the Consolidated Statement of Cash Flows, the Trust's receipt of these aircraft was recorded as "Purchases of property and equipment" and "Proceeds from trust arrangement." During 2002, the Company accelerated the deliveries from the Trust and accepted delivery of all 19 aircraft, thereby terminating the Trust. The receipt of the aircraft from the Trust was reflected in the Consolidated Statement of Cash Flows as "Payments of trust arrangement". The cost of financing these aircraft obligations, approximately $5 million, was expensed.

5. ACCRUED LIABILITIES

-------------------------------------------------------------------------------------
(In thousands)                                         2002                   2001
-------------------------------------------------------------------------------------
Retirement plans (Note 13)                          $   71,233              $ 147,110
Aircraft rentals                                       120,856                120,554
Vacation pay                                            95,664                 83,105
Advances and deposits                                   80,458                  4,557
Other                                                  160,898                192,214
                                                    ----------             ----------
                                                    $  529,109             $  547,540
                                                    ==========             ==========

6. SHORT-TERM BORROWINGS

Following the terrorist attacks in September 2001, the Company borrowed the full $475 million available under its unsecured revolving credit line with a group of banks. Borrowings under the credit line bore interest at six-month LIBOR plus
15.5 basis points. The Company repaid this unsecured revolving credit line in full, plus accrued interest, in March 2002. The $475 million borrowing was classified as a current liability in the Consolidated Balance Sheet at December 31, 2001. There were no outstanding borrowings under this credit facility at December 31, 2000. This credit facility was replaced in April 2002.

In April 2002, the Company entered into new unsecured revolving credit facility agreements from which it can borrow up to $575 million from a group of banks. One-half of the facility is short term and expires on April 23, 2003 if not drawn before that date. The other one-half expires on April 23, 2005. The Company expects that it will be able to renew the expiring 365-day facility for an additional 365-day period at reasonable terms. If the Company is unable to renew, the Company's available credit facility will be reduced. The effective borrowing rate of the credit facility would vary depending on factors in place at the time funds were drawn, as defined in the agreements.

7. LONG-TERM DEBT

------------------------------------------------------------
(In thousands)                          2002         2001
------------------------------------------------------------
8 3/4% Notes due 2003               $   100,000   $  100,000
Aircraft Secured Notes due 2004         175,000      200,000
8% Notes due 2005                       100,000      100,000
Pass Through Certificates               585,661      614,250
7 7/8% Notes due 2007                   100,000      100,000
French Credit Agreements                 50,024       52,310
6 1/2% Notes due 2012                   385,000            -
7 3/8% Debentures due 2027              100,000      100,000
Capital leases (Note 8)                 100,563      109,268
                                    -----------   ----------
                                      1,696,248    1,375,828
Less current maturities                 130,454       39,567
Less debt discount and issue costs       13,013        9,103
                                    ===========   ==========
                                    $ 1,552,781   $1,327,158
                                    ===========   ==========

On March 1, 2002, the Company issued $385 million senior unsecured Notes (Notes) due March 1, 2012. The Notes bear interest at 6.5 percent, payable semi-annually beginning on September 1, 2002. Southwest used the net proceeds from the issuance of the Notes, approximately $380.2 million, for general corporate purposes, including the repayment of the Company's credit facility in March 2002. See Note 6.

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

In fourth quarter 1999, the Company issued $200 million of floating rate Aircraft Secured Notes (the Notes), due 2004. The Notes are funded by a bank through a commercial paper conduit program and are secured by eight aircraft. Interest rates on the Notes are based on the conduit's actual commercial paper rate, plus fees, for each period and are expected to average approximately LIBOR plus 36 basis points over the term of the Notes. Interest is payable monthly and the Company can prepay the Notes in whole or in part prior to maturity. The Company prepaid $25 million of the Notes during 2002.

Also in fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it effectively borrowed a total of $56 million from French banking partnerships. For presentation purposes, the Company has classified these identical borrowings as one $56 million transaction.

The effective rate of interest over the 13-year term of the loans is LIBOR plus 32 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, with certain conditions.
The Company has pledged two aircraft as collateral for the transactions.

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

The net book value of the assets pledged as collateral for the Company's secured borrowings, primarily aircraft and engines, was $926.1 million at December 31, 2002.

As of December 31, 2002, aggregate annual principal maturities (not including interest on capital leases) for the five-year period ending December 31, 2007 were $130 million in 2003, $207 million in 2004, $142 million in 2005, $542 million in 2006, $114 million in 2007, and $561 million thereafter.

8. LEASES

The Company had seven aircraft classified as capital leases at December 31, 2002. The amounts applicable to these aircraft included in property and equipment were:

------------------------------------------------------------------------------
(In thousands)                                  2002                  2001
------------------------------------------------------------------------------
Flight equipment                            $    165,467          $    165,085
Less accumulated depreciation                    106,876                99,801
                                            ------------          ------------
                                            $     58,591          $     65,284
                                            ============          ============

Total rental expense for operating leases charged to operations in 2002, 2001, and 2000 was $371.4 million, $358.6 million, and $330.7 million, respectively. The majority of the Company's terminal operations space, as well as 90 aircraft, were under operating leases at December 31, 2002. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002, were:

--------------------------------------------------------------------------------------------
                                                                                 OPERATING
(In thousands)                                           CAPITAL LEASES           LEASES
--------------------------------------------------------------------------------------------
2003                                                     $      17,751         $     281,042
2004                                                            17,651               263,343
2005                                                            23,509               233,028
2006                                                            13,379               189,498
2007                                                            13,379               175,905
After 2007                                                      52,016             1,459,961
                                                         -------------         -------------
Total minimum lease payments                                   137,685         $   2,602,777
                                                                               =============
Less amount representing interest                               37,122
                                                         -------------
Present value of minimum
  lease payments                                               100,563
Less current portion                                             9,657
                                                         -------------
Long-term portion                                        $      90,906
                                                         =============

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor's defined cost of the aircraft.

9.  DERIVATIVE AND FINANCIAL INSTRUMENTS

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2002, 2001, and 2000 represented approximately 14.9, 15.6 percent, and 17.4 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. As of January 22, 2003, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 83 percent of its 2003 total anticipated jet fuel requirements, approximately 80 percent of its 2004 total anticipated jet fuel requirements, and portions of its 2005-2008 total anticipated jet fuel requirements. As of December 31, 2002, the majority of the Company's first quarter 2003 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based positions.

During 2002, 2001, and 2000, the Company recognized gains in "Fuel and oil" expense of $44.5 million, $79.9 million, and $113.5 million, respectively, from hedging activities. At December 31, 2002 and 2001, approximately $13.1 million and $8.2 million, respectively, due from third parties from expired derivative contracts, is included in "Accounts and other receivables" in the accompanying Consolidated Balance Sheet. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at December 31, 2002, was a net asset of approximately $157.2 million. The current portion of these financial derivative instruments is classified as "Fuel hedge contracts" and the long-term portion is classified as "Other assets" in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of December 31, 2002, the Company had approximately $56.2 million in unrealized gains, net of tax, in "Accumulated other comprehensive income
(loss)" related to fuel hedges. Included in this total are approximately $49.4 million in net unrealized gains that are expected to be realized in earnings during 2003.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2002, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company is in the process of negotiating similar agreements with other counterparties.

The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2002 were as follows:

----------------------------------------------------------------------------------
                                                                    ESTIMATED FAIR
(In thousands)                                  CARRYING VALUE          VALUE
----------------------------------------------------------------------------------
8 3/4% Notes due 2003                             $ 100,000           $ 104,380
Aircraft Secured Notes due 2004                     175,000             175,000
8% Notes due 2005                                   100,000             109,222
Pass Through Certificates                           585,661             603,953
7 7/8% Notes due 2007                               100,000             112,872
French Credit Agreements                             50,024              50,024
6 1/2% Notes due 2012                               385,000             402,213
7 3/8% Debentures due 2027                          100,000             104,446

The estimated fair values of the Company's long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

10.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $326.2 million and $479.6 million for 2002 and 2001, respectively. The differences between Net income and Comprehensive income for 2002 and 2001 are as follows:

----------------------------------------------------------------------------------------
(in thousands)                                                  2002              2001
----------------------------------------------------------------------------------------
NET INCOME                                                   $ 240,969         $ 511,147
  Unrealized gain (loss) on derivative
  instruments, net of deferred taxes of
  $56,338 and ($20,719)                                         87,213           (31,063)
  Other, net of deferred taxes of ($1,302) and ($320)           (2,017)             (475)
                                                              --------         ---------
Total other comprehensive income                                85,196           (31,538)
                                                             ---------         ---------
COMPREHENSIVE INCOME                                         $ 326,165         $ 479,609
                                                             =========         =========

A rollforward of the amounts included in "Accumulated other comprehensive income (loss)", net of taxes for 2002 and 2001, is shown below:

-----------------------------------------------------------------------------------------------------
                                                          Fuel                      Accumulated other
                                                         hedge                        comprehensive
(In thousands)                                        derivatives         Other       income (loss)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           $       -        $      -       $       -

  January 1, 2001 transition adjustment                   46,089               -          46,089
  2001 changes in fair value                             (31,665)           (475)        (32,140)
  Reclassification to earnings                           (45,487)              -         (45,487)
                                                       ---------        --------       ---------
Balance at December 31, 2001                             (31,063)           (475)        (31,538)

  2002 changes in fair value                             109,571          (2,017)        107,554
  Reclassification to earnings                           (22,358)              -         (22,358)
                                                       ---------        --------       ---------
Balance at December 31, 2002                           $  56,150        $ (2,492)      $  53,658
                                                       =========        ========       =========

11.  COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 2002, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (218 million shares authorized of which 57.8 million shares have not yet been granted) and upon exercise of rights (474.0 million shares) pursuant to the Common Share Purchase Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company's common stock is accompanied by one common share purchase right (Right). Each Right is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0022 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. The Agreement is not applicable to a fully-financed or cash tender offer for all of the Company's shares of common stock, which remains open for at least 60 calendar days, is at a price equal to the higher of (a) 65% over the average closing price of the common stock during the 90 days preceding the offer and (b) the highest closing price during the 52 weeks preceding the offer, and is accompanied by a written fairness opinion of a nationally recognized investment banking firm. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $3.29 that number of the acquiring company's or the Company's common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2005.

On January 18, 2001, the Company's Board of Directors declared a three-for-two stock split, distributing 253.9 million shares on February 15, 2001. Unless otherwise stated, all share and per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to this stock split.

In 1999, the Company's Board of Directors authorized the repurchase of up to $250 million of its outstanding common stock. This program resulted in the repurchase of 18.3 million shares at an average cost of $10.85 per share between October 1999 and December 2000. All of these acquired shares were subsequently reissued under Employee stock plans. No shares were repurchased in 2002 or 2001.

12.  STOCK PLANS

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans.) None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are granted at or above the fair market value of the Company's common stock on the date of grant, generally have terms ranging from six to twelve years, and vest primarily in accordance with the period covered by the respective collective bargaining agreement. Neither Executive Officers nor members of the Company's Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are granted at the fair market value of the Company's common stock on the date of grant, have ten-year terms and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. All of these other Employee plans have been approved by shareholders except the plan covering non-management, non-contract Employees, which had 6.8 million options outstanding to purchase the Company's common stock and an additional
2.0 million shares available to grant as of December 31, 2002.

Aggregated information regarding the Company's fixed stock option plans, as adjusted for stock splits, is summarized below:

--------------------------------------------------------------------------------------------------------------------------
                                              COLLECTIVE BARGAINING PLANS                    OTHER EMPLOYEE PLANS
                                          ----------------------------------         -------------------------------------
(In thousands, except exercise prices)     OPTIONS    AVERAGE EXERCISE PRICE         OPTIONS        AVERAGE EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
Outstanding December 31, 1999              67,274          $   4.32                   33,331             $   4.61
  Granted                                   4,707             18.23                   11,904                13.86
  Exercised                                (7,895)             4.47                   (7,416)                3.47
  Surrendered                                (686)             5.15                   (1,461)                8.67
                                          -------                                     ------
Outstanding December 31, 2000              63,400              5.59                   36,358                 8.66
  Granted                                   1,665             19.05                    4,022                18.75
  Exercised                                (4,166)             4.48                   (4,135)                4.77
  Surrendered                                (349)             8.71                   (1,394)               10.87
                                          -------                                     ------
Outstanding December 31, 2001              60,550              6.05                   34,851                10.20
  Granted                                  48,414             13.37                    4,423                16.90
  Exercised                                (4,211)             4.48                   (3,805)                5.75
  Surrendered                                (733)             8.69                   (1,317)               12.48
                                          -------                                     ------
Outstanding December 31, 2002             104,020          $   9.51                   34,152             $  11.47
                                          =======                                     ======
Exercisable December 31, 2002              52,733          $   6.77                   12,924             $  11.33
Available for granting in future periods   39,850                                     17,982

The following table summarizes information about stock options outstanding under the fixed option plans at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------------------
                                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            -------------------------------------------------------     -------------------------------------
                                                    WTD-AVERAGE
                            OPTIONS OUTSTANDING      REMAINING        WTD-AVERAGE       OPTIONS EXERCISABLE     WTD-AVERAGE
RANGE OF EXERCISE PRICES    AT 12/31/02 (000's)   CONTRACTUAL LIFE   EXERCISE PRICE     AT 12/31/02 (000's)    EXERCISE PRICE
-----------------------------------------------------------------------------------     -------------------------------------
$ 3.30 to $ 4.99                  50,811              3.9 yrs          $   4.05               38,717              $  4.01
$ 5.11 to $ 7.41                   3,341              3.0 yrs              5.85                2,586                 5.91
$ 7.86 to $11.73                  14,247              5.9 yrs              9.84                6,548                 9.94
$12.11 to $18.07                  61,369              8.4 yrs             13.85               14,738                14.01
$18.26 to $23.94                   8,404              7.2 yrs             19.65                3,068                19.91
                                --------                                                     -------
$ 3.30 to $23.94                 138,172              6.3 yrs          $   9.99               65,657              $  7.67
                                ========                                                     =======

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, as of December 31, 2002, the Company is authorized to issue up to a remaining balance of 6.5 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 1.4 million shares in 2002, 1.0 million shares in 2001, and
1.0 million shares in 2000 at average prices of $14.70, $16.42, and $13.34, respectively. The weighted-average fair value of each purchase right under the ESPP granted in 2002, 2001, and 2000, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.63, $1.82, and $1.48, respectively.

Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                   ----           ----           ----
                                                   2002           2001           2000
                                                   ----           ----           ----
Wtd-average risk-free interest rate                 3.4%           4.5%           5.0%
Expected life of option (years)                     5.0            5.9            6.0
Expected stock volatility                          34.0%          34.8%          34.9%
Expected dividend yield                            0.13%          0.07%          0.10%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its Employee stock options.

The fair value of options granted under the fixed option plans during 2002 ranged from $3.54 to $8.52. The fair value of options granted under the fixed option plans during 2001 ranged from $5.69 to $9.11. The fair value of options granted under the fixed option plans during 2000 ranged from $4.47 to $9.79.

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

Company contributions to all retirement plans expensed in 2002, 2001, and 2000 were $155.6 million, $214.6 million, and $241.5 million, respectively.

14.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

---------------------------------------------------------------------
(In thousands)                               2002            2001
---------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation               $ 1,440,565     $ 1,246,009
  Scheduled airframe maintenance              70,843          89,292
  Other                                       25,854          31,770
                                         -----------     -----------
   Total deferred tax liabilities          1,537,262       1,367,071

DEFERRED TAX ASSETS:
  Deferred gains from sale and
   leaseback of aircraft                      95,823         101,755
  Capital and operating leases                77,033          76,990
  Accrued employee benefits                   86,227          83,450
  State taxes                                 43,151          37,715
  Other                                        1,722          55,418
                                         -----------     -----------
   Total deferred tax assets                 303,956         355,328
                                         -----------     -----------
   Net deferred tax liability            $ 1,233,306     $ 1,011,743
                                         ===========     ===========

The provision for income taxes is composed of the following:

------------------------------------------------------------
(In thousands)             2002         2001          2000
------------------------------------------------------------
CURRENT:
  Federal              $ (19,018)    $  98,378     $ 197,875
  State                    1,102        10,212        26,671
                       ---------     ---------     ---------
   Total current         (17,916)      108,590       224,546

DEFERRED:
  Federal                156,545       187,296       151,694
  State                   13,084        20,626        15,900
                       ---------     ---------     ---------
   Total deferred        169,629       207,922       167,594
                       ---------     ---------     ---------
                       $ 151,713     $ 316,512     $ 392,140
                       =========     =========     =========

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

-------------------------------------------------------------------
(In thousands)                   2002          2001          2000
-------------------------------------------------------------------
Tax at statutory
  U.S. tax rates              $ 137,439     $ 289,681     $ 356,077
Nondeductible items               6,418         7,318         6,801
State income taxes,
  net of federal benefit          9,221        20,045        27,671
Other, net                       (1,365)         (532)        1,591
                              ---------     ---------     ---------
  Total income
    tax provision             $ 151,713     $ 316,512     $ 392,140
                              =========     =========     =========

At December 31, 2002, Southwest Airlines Co. had an estimated tax net operating loss of $145 million for federal income tax purposes. The Company estimates that a federal tax refund of $51 million will be realized as a result of utilizing this net operating loss as a carryback to prior taxable years. The Company has included this refund in "Accounts and other receivables" in the Consolidated Balance Sheet at December 31, 2002.

The Internal Revenue Service (IRS) regularly examines the Company's federal income tax returns and, in the course of which, may propose adjustments to the Company's federal income tax liability reported on such returns. It is the Company's practice to vigorously contest those proposed adjustments that it deems lacking of merit. The Company's management does not expect that the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

15.  NET INCOME PER SHARE

The following table sets forth the computation of net income per share, basic and diluted:

-------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                2002             2001             2000
-------------------------------------------------------------------------------------------------
Net income before cumulative effect
  of change in accounting principle                $   240,969     $     511,147     $    625,224
Cumulative effect of change in
  accounting principle                                       -                 -          (22,131)
                                                   -----------     -------------     ------------
Net income                                         $   240,969     $     511,147     $    603,093
                                                   ===========     =============     ============
Weighted-average shares
  outstanding, basic                                   772,556           762,973          748,617
Dilutive effect of Employee
  stock options                                         36,864            44,142           47,699
                                                   -----------     -------------     ------------
Adjusted weighted-average
  shares outstanding, diluted                          809,420           807,115          796,316
                                                   ===========     =============     ============
Net income per share, basic, before cumulative
  effect of change in accounting principle         $       .31     $         .67     $        .84
Cumulative effect of change
  in accounting principle                                    -                 -             (.03)
                                                   -----------     -------------     ------------
Net income per share, basic                        $       .31      $        .67     $        .81
                                                   ===========     =============     ============
Net income per share, diluted, before cumulative
  effect of change in accounting principle         $       .30     $         .63     $        .79
Cumulative effect of change
  in accounting principle                                    -                 -             (.03)
                                                   -----------     -------------     ------------
Net income per share, diluted                      $       .30     $         .63     $        .76
                                                   ===========     =============     ============

The Company has excluded 11.0 million, 5.7 million, and 11.7 million shares from its calculations of net income per share, diluted, in 2002, 2001, and 2000, respectively, as they represent antidilutive stock options for the respective periods presented.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments and in 2000 the Company changed its method of accounting for the sale of flight segment credits.

                                                          ERNST & YOUNG LLP
                                                          /s/ ERNST & YOUNG LLP
Dallas, Texas
January 21, 2003

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                  --------------------------------------------------
2002                               MARCH 31      JUNE 30      SEPT. 30      DEC. 31
----                               --------      -------      --------      -------
Operating revenues                $1,257,243   $1,472,798    $1,391,191   $1,400,539
Operating income                      49,365      188,999        91,141       87,833
Income before income taxes            35,196      169,238       124,324       63,924
Net income                            21,385      102,298        74,887       42,399
Net income per share, basic              .03          .13           .10          .05
Net income per share, diluted            .03          .13           .09          .05

2001                               MARCH 31      JUNE 30      SEPT. 30      DEC. 31
----                               --------      -------      --------      -------
Operating revenues                $1,428,617   $1,553,785    $1,335,125   $1,237,647
Operating income                     210,157      290,862        92,986       37,117
Income before income taxes           196,502      287,451       245,870       97,836
Net income                           121,045      175,633       150,964       63,505
Net income per share, basic              .16          .23           .20          .08
Net income per share, diluted            .15          .22           .19          .08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 14, 2003. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         See "Compensation of Executive Officers," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 14, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See "Voting Securities and Principal Shareholders," incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 14, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Election of Directors" incorporated herein by reference from the definitive Proxy Statement for Southwest's Annual Meeting of Shareholders to be held May 14, 2003.

ITEM 14. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL CONTROLS

         The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.2 Bylaws of Southwest, as amended through May 2002 (incorporated by reference to Exhibit 3.2 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

4.1 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 and 3-Year Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 (incorporated by reference to Exhibits 10.2 and 10.1, respectively, to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259).

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

10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December
        31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259));
        Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit
        10.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos.
        11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)).

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

10.5 2001 employment agreement and related stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to
        Exhibit 10 to Southwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.6    1991 Incentive Stock Option Plan.

10.7    1991 Non-Qualified Stock Option Plan.

10.8 1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.9 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to

        Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan.

10.10   Southwest Airlines Co. 401(k) Plan (incorporated by reference to
        Exhibit 10.12 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan; Amendment No. 2 to Southwest Airlines Co. 401(k) Plan.

10.11 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.12   1996 Incentive Stock Option Plan.

10.13   1996 Non-Qualified Stock Option Plan.

10.14 Employment Agreement dated as of June 19, 2002 between Southwest and James F. Parker (incorporated by reference to Exhibit 10.16 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)).

10.15 Employment Agreement dated as of June 19, 2002 between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.17 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7259)).

10.16 Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.17   1998 SAEA Non-Qualified Stock Option Plan.

10.18   1999 SWAPIA Non-Qualified Stock Option Plan.

10.19   LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference t
        Exhibit 4.1 to Registration Statement on Form S-8 (File No.
        333-53610)).

10.20 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)).

10.21 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)).

10.22 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)).

10.23 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan.

10.28   2002 Customer Service/Reservations Non-Qualified Stock Option Plan.

22 Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23      Consent of Ernst & Young LLP, Independent Auditors.

99      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.

(b)     No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHWEST AIRLINES CO.

January 30, 2003

                                         By /s/ Gary C. Kelly
                                            -----------------------------------
                                                Gary C. Kelly
                                                Executive Vice President,
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 30, 2003 on behalf of the registrant and in the capacities indicated.

          Signature                                      Capacity
          ---------                                      --------
/s/ Herbert D. Kelleher              Chairman of the Board of Directors
-----------------------------
Herbert D. Kelleher

/s/ James F. Parker                  Chief Executive Officer and Director
-----------------------------
James F. Parker

/s/ Colleen C. Barrett               President, Chief Operating Officer and Director
-----------------------------
Colleen C. Barrett

/s/ Gary C. Kelly                    Executive Vice President and Chief Financial Officer
-----------------------------
Gary C. Kelly                        (Chief Financial and Accounting Officer)

/s/ C. Webb Crockett                 Director
-----------------------------
C. Webb Crockett

/s/ William H. Cunningham            Director
-----------------------------
William H. Cunningham

/s/ William P. Hobby                 Director
-----------------------------
William P. Hobby

/s/ Travis C. Johnson                Director
-----------------------------
Travis C. Johnson

/s/ R.W. King                        Director
-----------------------------
R. W. King

/s/ John T. Montford                 Director
-----------------------------
John T. Montford

/s/ June M. Morris                   Director
-----------------------------
June M. Morris

                                 CERTIFICATIONS

          I, Gary C. Kelly, Executive Vice President and Chief Financial Officer of Southwest Airlines Co., certify that:

         1. I have reviewed this annual report on Form 10-K of Southwest Airlines Co.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003                       /s/ Gary C. Kelly
                                             -----------------------------------
                                             Gary C. Kelly
                                             Executive Vice President - Chief
                                             Financial Officer

                                 CERTIFICATIONS

         I, James F. Parker, Chief Executive Officer of Southwest Airlines Co., certify that:

         1. I have reviewed this annual report on Form 10-K of Southwest Airlines Co.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003                             /s/ James F. Parker
                                                   -----------------------------
                                                   James F. Parker
                                                   Chief Executive Officer

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

3.2 Bylaws of Southwest, as amended through May 2002 (incorporated by reference to Exhibit 3.2 to Southwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

4.1 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 and 3-Year Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 (incorporated by reference to Exhibits 10.2 and 10.1, respectively, to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259).

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

10.1 Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest's Annual Report on Form 10-K for the year ended December
        31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)).

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

10.5 2001 employment agreement and related stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to
        Exhibit 10 to Southwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.6    1991 Incentive Stock Option Plan.

10.7    1991 Non-Qualified Stock Option Plan.

10.8 1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.9 Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan.

10.10   Southwest Airlines Co. 401(k) Plan (incorporated by reference to
        Exhibit 10.12 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan; Amendment No. 2 to Southwest Airlines Co. 401(k) Plan.

10.11 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.12   1996 Incentive Stock Option Plan.

10.13   1996 Non-Qualified Stock Option Plan.

10.14 Employment Agreement dated as of June 19, 2002 between Southwest and James F. Parker (incorporated by reference to Exhibit 10.16 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)).

10.15 Employment Agreement dated as of June 19, 2002 between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.17 to Southwest's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7259)).

10.16 Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.17   1998 SAEA Non-Qualified Stock Option Plan.

10.18   1999 SWAPIA Non-Qualified Stock Option Plan.

10.19 LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).

10.20 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)).

10.21 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)).

10.22 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)).

10.23 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan.

10.28   2002 Customer Service/Reservations Non-Qualified Stock Option Plan.

22 Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23      Consent of Ernst & Young LLP, Independent Auditors.

99      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.