Form 10-Q
period 2003-03-31
SOUTHWEST AIRLINES CO
filed 2003-04-23
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of the close of business on April 17, 2003:

                                778,897,115

                             SOUTHWEST AIRLINES CO.
                                  FORM 10-Q
                        Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             Southwest Airlines Co.
                      Condensed Consolidated Balance Sheet
                                 (in millions)
                                  (unaudited)
 	                                 March 31, 2003       December 31, 2002
ASSETS
Current assets:
  Cash and cash equivalents                    $1,889                  $1,815
  Accounts and other receivables                  159                     175
  Inventories of parts and supplies,
    at cost                                        95                      86
  Fuel hedge contracts                             97                     113
  Prepaid expenses and other
    current assets                                 36                      43
      Total current assets                      2,276                   2,232

Property and equipment, at cost:
  Flight equipment                              8,110                   8,025
  Ground property and equipment                 1,062                   1,042
  Deposits on flight equipment
    purchase contracts                            468                     389
                                                9,640                   9,456
  Less allowance for depreciation
    and amortization                            2,906                   2,810
                                                6,734                   6,646
Other assets                                       94                      76
                                               $9,104                  $8,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $367                    $362
  Accrued liabilities                             514                     529
  Air traffic liability                           535                     412
  Current maturities of long-term debt            132                     131
    Total current liabilities                   1,548                   1,434

Long-term debt less current maturities          1,547                   1,553
Deferred income taxes                           1,243                   1,227
Deferred gains from sale and leaseback
  of aircraft                                     180                     184
Other deferred liabilities                        127                     134
Stockholders' equity:
  Common stock                                    778                     777
  Capital in excess of par value                  146                     136
  Retained earnings                             3,476                   3,455
  Accumulated other comprehensive
   income                                          59                      54
    Total stockholders' equity                  4,459                   4,422
                                               $9,104                  $8,954

See accompanying notes.

                            Southwest Airlines Co.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                  (unaudited)
                                               Three months ended March 31,
                                                  2003              2002
OPERATING REVENUES:
  Passenger                                      $1,306            $1,215
  Freight                                            22                21
  Other                                              23                21
    Total operating revenues                      1,351             1,257
OPERATING EXPENSES:
  Salaries, wages, and benefits                     516               462
  Fuel and oil                                      208               170
  Maintenance materials and repairs                 106                97
  Agency commissions                                 12                14
  Aircraft rentals                                   45                47
  Landing fees and other rentals                     90                83
  Depreciation and amortization                      93                85
  Other operating expenses                          235               250
    Total operating expenses                      1,305             1,208
OPERATING INCOME                                     46                49
OTHER EXPENSES (INCOME):
  Interest expense                                   26                26
  Capitalized interest                               (7)               (4)
  Interest income                                    (5)              (10)
  Other (gains) losses, net                          (7)                2
    Total other expenses                              7                14

INCOME BEFORE INCOME TAXES                           39                35
PROVISION FOR INCOME TAXES                           15                14

NET INCOME                                          $24               $21


NET INCOME PER SHARE, BASIC                       $ .03             $ .03

NET INCOME PER SHARE, DILUTED                     $ .03             $ .03

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  Basic                                             778               769
  Diluted                                           808               811

See accompanying notes.

                             Southwest Airlines Co.
                 Condensed Consolidated Statement of Cash Flows
                                 (in millions)
                                  (unaudited)
                                                 Three months ended March 31,
                                                     2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   24           $   21
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                      93               85
    Deferred income taxes                              12               14
    Amortization of deferred gains on sale and
      leaseback of aircraft                            (4)              (4)
    Amortization of scheduled airframe
      inspections & repairs                            12               11
    Changes in certain assets and liabilities:
      Accounts and other receivables                   16              (62)
      Other current assets                             (1)              17
      Accounts payable and accrued liabilities         (7)             (86)
      Air traffic liability                           123              111
    Other                                              (1)             (14)
      Net cash provided by operating activities       267               93

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net           (193)            (109)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                            -              385
  Proceeds from trust arrangement                       -               59
  Proceeds from Employee stock plans                   12               20
  Payments of long-term debt and
    capital lease obligations                          (6)              (5)
  Payments of trust arrangement                         -             (123)
  Payment of revolving credit facility                  -             (475)
  Payments of cash dividends                           (7)              (7)
  Other, net                                            1               (4)
    Net cash used in financing activities               -             (150)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 74             (166)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               1,815            2,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,889           $2,114

CASH PAYMENTS FOR:
  Interest, net of amount capitalized              $   22           $   17
  Income taxes                                     $    -           $    -

See accompanying notes.

                             Southwest Airlines Co.
	        Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2003 and 2002 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.
The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2002.

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company's Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

(In millions, except per share amounts)                2003             2002
Net income, as reported                               $   24           $   21
Add: Stock-based Employee compensation
   expense included in reported income,
   net of related tax effects                              -                -
Deduct:  Total stock-based Employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                             (17)              (8)

Pro forma net income                                  $    7           $   13

Net income per share
  Basic, as reported                                  $  .03           $  .03
  Basic, pro forma                                    $  .01           $  .02

  Diluted, as reported                                $  .03           $  .03
  Diluted, pro forma                                  $  .01           $  .02


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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method. If the Company had adopted the prospective transition method prescribed by SFAS 148 in first quarter 2003, compensation expense of $11 million would have been recorded. After related profitsharing and income tax effects, this would have reduced net income by $6 million, or $.01 per share, diluted.

3.  DIVIDENDS

During the three months ended March 31, 2003, dividends of $.0045 per share were declared on the 778 million shares of common stock then outstanding. During the three months ended March 31, 2002, dividends of $.0045 per share were declared on the 771 million shares of common stock then outstanding.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                      Three months ended March 31,
                                           2003           2002
NUMERATOR:
  Net income available to
    common stockholders                  $   24         $   21

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                      778            769
  Dilutive effect of Employee stock
    options                                  30             42
  Adjusted weighted-average shares
    outstanding, diluted                    808            811

NET INCOME PER SHARE:
  Basic                                  $  .03         $  .03

  Diluted                                $  .03         $  .03

5. FINANCIAL DERIVATIVE INSTRUMENTS

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended March 31, 2003 and 2002 represented approximately 15.9 percent and 14.1 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. The Company was hedged for 100 percent of its first quarter 2003 fuel consumption. For second quarter 2003, the Company has fuel hedges in place for 100 percent of its expected fuel consumption with option contracts in the $24 per barrel range. As of March 31, 2003, the Company also had agreements in place to hedge approximately 85 percent of its second half 2003 total anticipated jet fuel requirements with option contracts under $24 per barrel, and approximately 80 percent of its anticipated 2004 requirements with option contracts approximating $23 per barrel. As of March 31, 2003, the majority of the Company's remaining 2003 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based option contracts.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined, in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at March 31, 2003, was a net asset of approximately $162 million. The current portion of this net asset, approximately $97 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $65 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended March 31, 2003 and 2002, the Company recognized $64 million in gains and $6 million in losses (expense) in "Fuel and oil" expense, respectively, from hedging activities. The Company also recognized approximately $14 million and $5 million in additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges during the three months ended March 31, 2003 and 2002, respectively. The Company recognized approximately $7 million and $6 million of net expense, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the Company had approximately $63 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $39 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2003.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $29 million and $80 million for the three months ended March 31, 2003 and 2002, respectively. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                      Three months ended March 31,
                                          2003            2002
Net income                              $   24 		  $   21
  Unrealized gain (loss) on
   derivative instruments,
    net of deferred taxes
     of $4 and $38                           7              59
  Other, net of deferred taxes
   of ($1) and $0                           (2)              -
  Total other comprehensive income           5              59

Comprehensive income                    $   29          $   80


A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                               Accumulated
                                   Fuel                           other
                                   hedge                       comprehensive
                                derivatives        Other       income (loss)
Balance at December 31, 2002      $   56            ($2)          $   54
  2003 changes in value               44             (2)              42
  Reclassification to earnings       (37)             -              (37)
Balance at March 31, 2003         $   63            ($4)          $   59

7. REVOLVING CREDIT FACILITY

In April 2002, the Company entered into two unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was set to expire on April 23, 2003 but has been renewed for an additional year. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. The effective borrowing rate of the credit facility would vary depending on factors in place at the time funds were drawn, as defined in the agreements.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with Southwest as a result of FIN 46.

9. RECENT EVENTS

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (Wartime Act) was signed into law. Among other items, the legislation includes a $2.3 billion cash reimbursement for security fees remitted to the Transportation Security Administration since the 2001 terrorist attacks. Southwest expects to receive its proportional share of security fees paid, as defined, during second quarter 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

      Relevant Southwest comparative operating statistics for the three months ended March 31, 2003 and 2002 are as follows:

                                       Three months ended March 31,
                                     2003           2002        Change
Revenue passengers carried        15,077,537     14,463,282       4.2%
Revenue passenger miles
 (RPMs) (000s)                    10,895,701     10,392,590       4.8%
Available seat miles
 (ASMs) (000s)                    17,399,132     16,519,957       5.3%
Load factor                             62.6%          62.9%      (.3) pts.
Average length of passenger haul         723            719       0.6%
Trips flown                          233,087        231,195       0.8%
Average passenger fare                $86.64         $83.99       3.2%
Passenger revenue yield per
 RPM (cents)                           11.99          11.69       2.6%
Operating revenue yield per
 ASM (cents)                            7.77           7.61       2.1%
Operating expenses per ASM (cents)      7.50           7.31       2.6%
Operating expenses per ASM,
 excluding fuel (cents)                 6.30           6.28       0.3%
Fuel costs per gallon,
 excluding fuel tax (cents)             74.8           63.3      18.2%
Fuel consumed, in gallons (millions)     277            268       3.4%
Number of Employees at period-end     33,140         32,244       2.8%
Size of fleet at period-end              377            359       5.0%




Material Changes in Results of Operations

      Summary

      Despite the decline in full-fare traffic brought about by the weak airline revenue and economic environment, the onset of war with Iraq, crude oil prices spiking near $40 per barrel during the quarter, and considering the first quarter historically is the slowest of the year for air travel, turning a profit in first quarter 2003 was quite an accomplishment for any airline. For Southwest, this was achieved as a result of the Company's continuous efforts to control costs, maintain high productivity levels, and offer outstanding Customer service. While the Company's profitability levels continue to be considerably below pre-September 11, 2001 levels, Southwest has reported profitable earnings performances each quarter since September 11, 2001 through first quarter 2003. In fact, the Company's first quarter 2003 earnings performance represented its 48th consecutive quarterly profit.

      Consolidated net income for first quarter 2003 was $24 million ($.03 per share, diluted), 14.3 percent above the first quarter 2002 net income of $21 million ($.03 per share, diluted). First quarter 2003 operating income was $46 million compared to operating income of $49 million in 2002 as higher revenues and lower commissions expense were offset by higher salaries, wages, and benefits expenses and higher fuel costs.

      In addition to war-related revenue pressures, the Company's financial performance continues to be adversely affected by weak economic conditions and the lingering impact of the 2001 terrorist attacks. Although the Company continues to experience significantly higher costs for aviation insurance and airport security compared to pre-September 11, 2001, thus far, Southwest has been able to mitigate a portion of such increases through lower agency commissions and other cost reduction efforts implemented following the terrorist attacks. Barring any unforeseen event, the Company also expects to be profitable in second quarter 2003, excluding proceeds to be received from the Emergency Wartime Supplemental Appropriations Act (see Note 9 to the unaudited condensed consolidated financial statements). However, given the recent disruption in revenue trends attributable to the war with Iraq, the Company may not be able to match its second quarter 2002 profit of $102 million, which included $36 million (pretax), related to a reduction in air traffic liability.

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

      Revenues

      Consolidated operating revenues increased by $94 million, or 7.5 percent, primarily due to a $91 million, or 7.5 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 4.8 percent increase in revenue passenger miles (RPMs) flown.

      First quarter 2003 capacity, as measured by available seat miles
(ASMs), increased 5.3 percent compared to first quarter 2002. The capacity increase resulted from the net addition of 18 aircraft (net of one retirement) from March 2002 through March 2003. The first quarter 2003 load factor was 62.6 percent, a decrease of .3 points compared to 2002. The Company also experienced a 4.2 percent increase in revenue passengers carried compared to first quarter 2002.

      First quarter 2003 passenger yield per RPM increased 2.6 percent to
11.99 cents from 11.69 cents in first quarter 2002. Operating revenue yield per ASM and average passenger fare increased 2.1 percent and 3.2 percent to
7.77 cents and $86.64, respectively, compared to first quarter 2002.

      Although the Company's revenues had shown signs of recovery during fourth quarter 2002 and early first quarter 2003, those trends were disrupted with the commencement of the war with Iraq. Since the beginning of the war, bookings for second quarter 2003 have softened further. Currently, the Company expects only modest revenue growth, if any, compared to second quarter 2002's operating revenue of $1.47 billion, which included $36 million in additional revenue related to a reduction in estimated refunds and exchanges included in air traffic liability.

      Consolidated freight revenues increased by $1 million, or 4.8 percent as a 13.6 percent increase in freight and cargo revenues more than offset a
13.2 percent decrease in U.S. mail revenues. The increase in freight and cargo revenues was primarily due to moderate rate increases taken by the Company. The decrease in U.S. Mail revenue was due to the U.S. Postal Service diverting more of its mail shipments to freight carriers and away from commercial airlines. For second quarter 2003, the Company expects a year-over-year increase in consolidated freight revenues compared to second quarter 2002 primarily due to increases in capacity and cargo shipments. Other revenues increased in first quarter 2003 by $2 million, or 9.5 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card. That increase was partially offset by a decline in charter revenues.

      Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended March 31, 2003 and 2002 followed by explanations of changes on a per ASM basis:

                    Three months ended March 31,       Per ASM        Percent
                        2003             2002          Change         Change
Salaries, wages,
 and benefits           2.97             2.80            .17            6.1
Fuel and oil            1.20             1.03            .17           16.5
Maintenance materials
  and repairs            .61              .58            .03            5.2
Agency commissions       .07              .09           (.02)         (22.2)
Aircraft rentals         .26              .29           (.03)         (10.3)
Landing fees and
 other rentals           .51              .50            .01            2.0
Depreciation             .53              .51            .02            3.9
Other operating
 expenses               1.35             1.51           (.16)         (10.6)

Total                   7.50             7.31            .19            2.6




      Operating expenses per ASM were 7.50 cents, a 2.6 percent increase compared to 7.31 cents for first quarter 2002. This increase was primarily due to higher labor and jet fuel costs, net of fuel hedging gains. Excluding fuel expense from both periods, operating expenses per ASM were 6.30 cents, approximately the same as first quarter 2002 as the increase in labor costs was offset primarily by decreases in security costs and aviation insurance costs. Based on first quarter 2003 costs, the Company expects modest year over year unit cost growth again in second quarter 2003.

      Salaries, wages, and benefits expense per ASM increased 6.1 percent due to a 7.1 percent increase in salaries and wages per ASM, a 3.7 percent increase in benefits expense per ASM, and a 2.9 percent increase in Employee retirement plans expense per ASM. The majority of the increase in salaries and wages was due to higher average wage rates. The increase in benefits expense per ASM was primarily due to higher health care costs. The increase in Employee retirement plans expense per ASM was primarily due to a slight increase in Company earnings available for profitsharing. The Company also expects an increase in salaries, wages, and benefits per ASM in second quarter 2003 due to the continued impact of higher average wage rates and higher anticipated health care costs.

	Fuel and oil expense per ASM increased 16.5 percent primarily due to an increase in average fuel cost per gallon. The average fuel cost per gallon in first quarter 2003 was 74.8 cents, an 18.2 percent increase compared to
63.3 cents per gallon in first quarter 2002, including the effects of hedging activities. The Company's fuel hedging program resulted in the recognition of $77 million in fuel hedging gains during first quarter 2003, of which $64 million was recorded in "Fuel and oil." The remaining gains are included in "Other (gains) losses, net." For second quarter 2003, the Company has fuel hedges in place for 100 percent of its expected fuel consumption with option contracts in the $24 per barrel range. The majority of the Company's near term hedge positions are in the form of option contracts. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 5.2 percent primarily due to an increase in contract rates for outsourced engine maintenance. The Company outsources all of its engine maintenance work for 737-300 and 737-500 aircraft and expense is based on the number of hours flown for those aircraft and the rate charged per hour flown. The number of hours flown for the 737-300 and 737-500 aircraft was comparable to the prior year. The Company expects second quarter 2003 maintenance materials and repairs per ASM to be higher than second quarter 2002 expense due to the increase in contract rates for outsourced engine maintenance.

      Agency commissions per ASM decreased 22.2 percent primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 22 percent in first quarter 2002 to approximately 17 percent in first quarter 2003. Approximately 50 percent of revenues in first quarter 2003 were derived through the Company's web site at www.southwest.com versus 46 percent of revenues in first quarter 2002. Based on recent trends, the Company currently expects commissionable revenues to remain in the 17 percent range in second quarter 2003.

      Aircraft rentals per ASM decreased 10.3 percent compared to first quarter 2002 primarily due to the increase in ASMs relative to the number of leased aircraft. Although ASMs increased 5.3 percent, the number of leased aircraft declined by one, as a result of a retirement in second quarter 2002. All of the aircraft acquired in 2002 and 2003 have been purchased. Approximately 23.9 percent of the Company's aircraft fleet was under operating lease at March 31, 2003, compared to 25.3 percent at March 31, 2002.

      Landing fees and other rentals per ASM increased 2.0 percent compared to first quarter 2002 as a 6.5 percent increase in other rentals per ASM was partially offset by a 2.5 percent decrease in landing fees per ASM. The increase in other rentals expense per ASM was primarily due to the Company's expansion of gate and counter space at several airports such as Houston William P. Hobby Airport (HOU) and Las Vegas McCarran International Airport
(LAS). The decrease in landing fees expense per ASM primarily was due to first quarter 2003 credits from airports' audits of prior periods. The amount of credits received in first quarter 2003 was more than the credits received in the same prior year period.

      Depreciation expense per ASM increased 3.9 percent primarily due to an increase in owned aircraft. All 19 of the aircraft put into service by the Company over the past twelve months have been purchased. This, along with the retirement of one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease to 76.1 percent at March 31, 2003 from
74.7 percent at March 31, 2002.

      Other operating expenses per ASM decreased 10.6 percent. Approximately half of the decrease was attributable to a decrease in security expense. In first quarter 2002, the Company incurred a substantial increase in costs due to additional procedures instituted by the federal government following the 2001 terrorist attacks. During first quarter 2002, however, the newly established Transportation Security Administration took over many of those procedures. The other half of the decrease in other operating expenses per ASM was attributable to a decrease in aviation insurance costs. Following the terrorist attacks, commercial aviation insurers dramatically increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permits such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 9 to the unaudited condensed consolidated financial statements) extends the government's mandate to provide war-risk insurance until August 31, 2004 and permits such coverage to be extended until December 31, 2004. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance remains substantially higher than before September 11, 2001. The Company currently expects a year-over-year decrease in other operating expenses per ASM for second quarter 2003, primarily from lower aviation insurance costs; however, second quarter 2003 other operating unit costs are expected to exceed first quarter's performance of 1.35 cents.

      Other

      Interest expense was flat compared to the prior year as an increase in interest expense caused by the March 1, 2002 issuance of $385 million in unsecured notes was offset by a decrease in interest from the repayment of the Company's $475 million revolving credit facility in March 2002 and from a decrease in year-over-year interest rates on the Company's floating rate debt in 2003.

      Capitalized interest increased by $3 million, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $5 million, or 50.0 percent, primarily due to a decrease in rates earned on investments.

      In first quarter 2003 and 2002, "Other (gains) losses, net" primarily included amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized $7 million and $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness, during the first quarters of 2003 and 2002, respectively. Also, the Company recognized approximately $14 million and $5 million in additional income related to the ineffectiveness of its hedges during the first quarters of 2003 and 2002, respectively.


Liquidity and Capital Resources

      Net cash provided by operating activities was $267 million for the three months ended March 31, 2003 compared to $93 million in the prior year first quarter. The increase was primarily due to the first quarter 2002 payment of $186 million in excise tax payments that had been deferred from fourth quarter 2001 as provided for in the Air Transportation Safety and
System Stabilization Act.   Net cash provided by operating activities was
$694 million for the 12 months ended March 31, 2003. Cash generated from operating activities for the 12 months ended March 31, 2003 was primarily used to finance aircraft-related capital expenditures.

      Cash flows used in investing activities in first quarter 2003 totaled $193 million compared to $109 million in 2002. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended March 31, 2003 totaled $687 million.

      There was no net cash used in financing activities in first quarter 2003 compared to $150 million used in 2002. Cash used in financing activities during first quarter 2002 was primarily for the repayment of the Company's $475 million revolving credit facility that the Company drew down in September 2001 and for the repayment of a special purpose trust through which the Company had financed the purchase of 19 new aircraft during 2001 and 2002. The trust was dissolved prior to December 31, 2002. These investing activities were partially offset by cash generated from the issuance of $385 million in unsecured notes in March 2002.


Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily with regards to future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of two new 737-700 aircraft from Boeing in the first quarter 2003, the Company has 15 remaining 737-700 aircraft deliveries for 2003. Also, during first quarter 2003, the Company exercised options to acquire four more 737-700 aircraft from Boeing in 2004. This change brings the Company's total firm orders to 25 for 2004 with options for nine additional aircraft. The Company's commitment beyond 2004 has not changed and includes firm orders, options, and purchase rights for 362 aircraft for 2005 through 2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. Aggregate funding needed for firm commitments, as of March 31, 2003, is approximately $3.2 billion, subject to adjustments for inflation, due as follows: $501 million in 2003, $725 million in 2004, $726 million in 2005, $645 million in 2006, $523 million in 2007, and $95 million thereafter.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2003 of $1.9 billion and internally generated funds. The Company has two available unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the amount, was set to expire on April 23, 2003 but has been renewed for an additional year. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest's estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts", "may," "will," "should" and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company's present expectations. Factors that could cause these differences include, but are not limited to:

- Items directly linked to the September 11, 2001 terrorist attacks, such as the adverse impact of new airline and airport security directives on the Company's costs and Customer demand for travel, changes in the Transportation Security Administration's scope for managing U.S. airport security, the availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage, and the possibility of further terrorist attacks or additional incidents that could cause the public to question the safety and/or efficiency of air travel.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Note 4 to the unaudited condensed consolidated financial statements.


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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           10.1 Amendment No. 1 to Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8(File No. 333-104245)).

           99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

        b) Reports on Form 8-K

           On April 21, 2003, Southwest filed a current report on Form 8-K to furnish the Company's public announcement of its first quarter 2003 earnings.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

April 22, 2003                                 By  /s/   Gary C. Kelly

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


April 22, 2003                               By /s/ Gary C. Kelly

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


April 22, 2003                               By /s/   James F. Parker
                                             James F. Parker
                                             Chief Executive Officer

                             EXHIBIT INDEX

Exhibit No.	                    Description

Exhibit 10.1     -     Amendment No. 1 to Southwest Airlines Co. 2002
                       Customer Service/Reservations Non-Qualified Stock
                       Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-
                       104245)).

Exhibit 99.1     -     Certifications Pursuant to 18 U.S.C. Section 1350, as
                       adopted Pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2003