Form 10-Q
period 2003-06-30
SOUTHWEST AIRLINES CO
filed 2003-07-22
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Number of shares of Common Stock outstanding as of the close of business on July 18, 2003:
                                   782,931,936

                             SOUTHWEST AIRLINES CO.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             Southwest Airlines Co.
                      Condensed Consolidated Balance Sheet
                                 (in millions)
                                  (unaudited)

                                             June 30, 2003   December 31, 2002
ASSETS
Current assets:
  Cash and cash equivalents                         $2,204            $1,815
  Accounts and other receivables                       128               175
  Inventories of parts and supplies, at cost            87                86
  Fuel hedge contracts                                 111               113
  Prepaid expenses and other current assets             51                43
    Total current assets                             2,581             2,232

Property and equipment, at cost:
  Flight equipment                                   8,211             8,025
  Ground property and equipment                      1,075             1,042
  Deposits on flight equipment purchase contracts      665               389
                                                     9,951             9,456
  Less allowance for depreciation and amortization   3,001             2,810
                                                     6,950             6,646
Other assets                                           107                76
                                                    $9,638            $8,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $341              $362
  Accrued liabilities                                  599               529
  Air traffic liability                                575               412
  Income taxes payable                                  11                 -
  Current maturities of long-term debt                 132               131
    Total current liabilities                        1,658             1,434

Long-term debt less current maturities               1,539             1,553
Deferred income taxes                                1,388             1,227
Deferred gains from sale and leaseback of aircraft     176               184
Other deferred liabilities                             140               134
Stockholders' equity:
  Common stock                                         782               777
  Capital in excess of par value                       163               136
  Retained earnings                                  3,718             3,455
  Accumulated other comprehensive income                74                54
    Total stockholders' equity                       4,737             4,422
                                                    $9,638            $8,954

<F1>
See accompanying notes.

                                  Southwest Airlines Co.
                        Condensed Consolidated Statement of Income
                         (in millions, except per share amounts)
                                       (unaudited)

                                  Three months ended        Six months ended
                                       June 30,                June 30,
                                    2003     2002            2003     2002
OPERATING REVENUES:
  Passenger                       $1,465   $1,425          $2,771   $2,640
  Freight                             25       22              47       43
  Other                               25       26              48       47
    Total operating revenues       1,515    1,473           2,866    2,730
OPERATING EXPENSES:
  Salaries, wages, and benefits      587      501           1,103      963
  Fuel and oil                       194      189             402      359
  Maintenance materials and
  repairs                            104      101             210      198
  Agency commissions                  13       15              25       29
  Aircraft rentals                    46       47              91       94
  Landing fees and other rentals      91       88             181      171
  Depreciation                        95       86             188      171
  Other operating expenses           245      257             480      507
    Total operating expenses       1,375    1,284           2,680    2,492

OPERATING INCOME                     140      189             186      238

OTHER EXPENSES (INCOME):
  Interest expense                    23       27              49       53
  Capitalized interest                (8)      (5)            (15)      (9)
  Interest income                     (7)      (9)            (12)     (19)
  Other (gains) losses, net         (265)       7            (272)       9
   Total other expenses (income)    (257)      20            (250)      34

INCOME BEFORE INCOME TAXES           397      169             436      204
PROVISION FOR INCOME TAXES           151       67             166       81

NET INCOME                          $246     $102            $270     $123


NET INCOME PER SHARE:

    Basic                           $.32     $.13            $.35     $.16
    Diluted                         $.30     $.13            $.33     $.15

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                            780      772             779      771
    Diluted                          820      809             814      810

<F1>
See accompanying notes.

                                  Southwest Airlines Co.
                        Condensed Consolidated Statement of Cash Flows
                                      (in millions)
                                       (unaudited)

                                           Three months ended  Six months ended
                                                   June 30,          June 30,
                                                 2003    2002     2003   2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $246    $102     $270   $123
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation                                   95      86      188    171
    Deferred income taxes                         136      62      148     76
    Amortization of deferred gains on sale and
     leaseback of aircraft                         (4)     (4)      (8)    (8)
    Amortization of scheduled airframe
     inspections & repairs                         12       11      24     22
    Changes in certain assets and liabilities:
    Accounts and other receivables                 31        4      47    (58)
    Other current assets                           (7)     (11)     (8)     6
    Accounts payable and accrued liabilities       59       77      52     (9)
    Air traffic liability                          40      (30)    163     81
    Income taxes payable                           11        -      11      -
  Other                                            19       (4)     18    (18)
     Net cash provided by operating activities    638      293     905    386

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net       (325)    (144)   (518)  (253)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                        -        -       -    385
  Proceeds from trust arrangement                   -       60       -    119
  Proceeds from Employee stock plans               20       11      32     31
  Payments of long-term debt and
   capital lease obligations                      (14)     (50)    (20)   (55)
  Payment of trust arrangement                      -     (161)      -   (284)
  Payment of revolving credit facility              -        -       -   (475)
  Payments of cash dividends                       (4)      (4)    (11)   (11)
  Other, net                                        -       (1)      1     (5)
     Net cash provided by (used in)
      financing activities                          2     (145)      2   (295)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 315        4     389   (162)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            1,889    2,114   1,815  2,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $2,204   $2,118  $2,204 $2,118

CASH PAYMENTS FOR:
 Interest, net of amount capitalized              $15      $21     $37    $38
 Income taxes                                      $4       $2      $4     $2

<F1>
See accompanying notes.

                                  Southwest Airlines Co.
                   Notes to Condensed Consolidated Financial Statements
                                       (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2003 and 2002 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended
December 31, 2002.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                          Three months         Six months
                                          ended June 30,      ended June 30,
                                          2003      2002      2003      2002
Net income, as reported                  $246       $102      $270      $123
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects                -          -         -         -
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all
  awards, net of related tax effects      (14)        (8)      (31)      (16)

Pro forma net income                     $232        $94      $239      $107

Net income per share
  Basic, as reported                     $.32       $.13      $.35      $.16
  Basic, pro forma                       $.30       $.12      $.31      $.14

  Diluted, as reported                   $.30       $.13      $.33      $.15
  Diluted, pro forma                     $.29       $.12      $.30      $.13


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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method. If the Company had adopted the prospective transition method prescribed by SFAS 148 on January 1, 2003, compensation expense for the three and six months ended June 30, 2003 of $4 million and $15 million, respectively, would have been recorded. After related profitsharing and income tax effects, this would have reduced net income by $2 million and $8 million, respectively. Net income per share, diluted, for second quarter 2003 would not have been affected. Net income per share, diluted, for the six months ended June 30, 2003, would have been reduced by $.01 per share.

3. DIVIDENDS

During the three month periods ended June 30, 2003 and March 31, 2003, dividends of $.0045 per share were declared on the 780 million shares and 778 million shares of common stock then outstanding, respectively. During the three month periods ended June 30, 2002 and March 31, 2002, dividends of $.0045 per share were declared on the 772 million shares and 771 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                       Three months ended     Six months ended
                                             June 30,             June 30,
                                       2003          2002     2003        2002
NUMERATOR:
  Net income available to
    common stockholders                $246          $102     $270        $123

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                  780           772      779         771
  Dilutive effect of Employee stock
    Options                              40            37       35          39
  Adjusted weighted-average shares
    outstanding, diluted                820           809      814         810

NET INCOME PER SHARE:
  Basic                                $.32          $.13     $.35        $.16

  Diluted                              $.30          $.13     $.33        $.15

5. FINANCIAL DERIVATIVE INSTRUMENTS

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended June 30, 2003 and 2002 represented approximately 14.1 percent and 14.7 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. The Company was hedged for 100 percent of its first quarter 2003 and second quarter 2003 fuel consumption. For third quarter 2003, the Company has fuel hedges in place for 87 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel. As of June 30, 2003, the Company also had agreements in place to hedge 87 percent of its fourth quarter 2003 total anticipated jet fuel requirements with a combination of derivative instruments that effectively cap prices under $24 per barrel, approximately 80 percent of its anticipated 2004 requirements at approximately $23 per barrel, and approximately 45 percent of its anticipated 2005 requirements at approximately $23 per barrel. As of June 30, 2003, the majority of the Company's remaining 2003 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based option contracts.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined, in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS
133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at June 30, 2003, was a net asset of approximately $178 million. The current portion of this net asset, approximately $111 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $67 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended June 30, 2003 and 2002, the Company recognized $36 million and $7 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended June 30, 2002, the Company also recognized approximately $3 million of net expense in "Other (gains)losses, net," related to the ineffectiveness of its hedges. The Company recognized approximately $6 million of net expense related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during both second quarter 2003 and second quarter 2002.

As of June 30, 2003, the Company had approximately $76 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $49 million in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2003.

During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1,2006. Under the first interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Condensed Consolidated Balance Sheet as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2003 was approximately $7 million. This amount is recorded in "Other assets" in the Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the Company also recorded a $7 million increase to the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $261 million and $290 million for the three and six months ended June 30, 2003, respectively. Comprehensive income totaled $106 million and $186 million for the three and six months ended June 30, 2002, respectively. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                                Three months ended June 30,
                                                    2003          2002
Net income                                          $246          $102
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $9 and $3                 13             4
  Other, net of deferred taxes of $1 and $0            2             -
  Total other comprehensive income                    15             4

Comprehensive income                                $261          $106

                                                  Six months ended June 30,
                                                    2003          2002

Net income                                          $270          $123
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $13 and $41               20            63
  Other, net of deferred taxes of $0 and $0            -             -
  Total other comprehensive income                    20            63

Comprehensive income                                $290          $186

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at December 31, 2002              $56         ($2)          $54
  2003 changes in value                    74           -            74
  Reclassification to earnings            (54)          -           (54)
Balance at June 30, 2003                  $76         ($2)          $74


7. REVOLVING CREDIT FACILITY

The Company is a party to two unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April

2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. At the Company's option, interest on the facilities can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points for both facilities given Southwest's credit rating at June 30, 2003.

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

9. EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (Wartime Act) was signed into law. Among other items, the legislation includes a $2.3 billion government grant for airlines. Southwest received $271 million as its proportional share of the grant during second quarter 2003. This amount is included in "Other (gains) losses" in the accompanying income statement for the three and six months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2003 and 2002 are as follows:

                                           Three months ended June 30,
                                              2003            2002       Change
Revenue passengers carried              17,063,496      16,772,419         1.7%
Revenue passenger miles (RPMs) (000s)   12,550,665      11,998,867         4.6%
Available seat miles (ASMs) (000s)      17,893,765      17,172,875         4.2%
Load factor                                   70.1%           69.9%      .2 pts.
Average length of passenger haul (miles)       736             715         2.9%
Trips flown                                237,518         236,830         0.3%
Average passenger fare                      $85.87          $84.98         1.0%
Passenger revenue yield per RPM (cents)      11.67           11.88        (1.8)%
Operating revenue yield per ASM (cents)       8.47            8.58        (1.3)%
Operating expenses per ASM (cents)            7.68            7.48         2.7%
Operating expenses per ASM,
  excluding fuel (cents)                      6.60            6.38         3.4%
Fuel costs per gallon,
  excluding fuel tax (cents)                  67.4            67.4           -
Fuel consumed, in gallons (millions)           286             280         2.1%
Number of Employees at period-end           32,902          33,149        (0.7)%
Size of fleet at period-end                    379             366         3.6%


                                            Six months ended June 30,
                                              2003            2002       Change
Revenue passengers carried              32,141,033      31,235,701         2.9%
Revenue passenger miles (RPMs) (000s)   23,446,366      22,391,457         4.7%
Available seat miles (ASMs) (000s)      35,292,897      33,692,832         4.7%
Load factor                                   66.4%           66.5%    (.1) pts.
Average length of passenger haul (miles)       729             717         1.7%
Trips flown                                470,605         468,025         0.6%
Average passenger fare                      $86.23          $84.52         2.0%
Passenger revenue yield per RPM (cents)      11.82           11.79         0.3%
Operating revenue yield per ASM (cents)       8.12            8.10         0.2%
Operating expenses per ASM (cents)            7.59            7.40         2.6%
Operating expenses per ASM,
  excluding fuel (cents)                      6.45            6.33         1.9%
Fuel costs per gallon,
  excluding fuel tax (cents)                  71.0            65.4         8.6%
Fuel consumed, in gallons (millions)           563             548         2.7%
Number of Employees at period-end           32,902          33,149        (0.7)%
Size of fleet at period-end                    379             366         3.6%

Material Changes in Results of Operations

      Summary

      The Company's second quarter began with the onset of the United States war with Iraq and a continued languid airline revenue and economic environment. The Company saw a disruption in revenue and booking trends up to and during the war. In mid-June, traffic and revenue trends began to improve and traffic levels for July and August are expected to be strong. The Company also continued its efforts to control costs, maintain high productivity levels, and offer outstanding Customer Service. The Company's second quarter 2003 earnings performance represented its 49th consecutive quarterly profit.

      Consolidated net income for second quarter 2003 was $246 million ($.30 per share, diluted), compared to second quarter 2002 net income of $102 million ($.13 per share, diluted). As disclosed in Note 9 to the unaudited condensed consolidated financial statements, results for second quarter 2003 include a $271 million government grant from the Wartime Act. The Company believes that excluding the impact of this special item will enhance comparative analysis of results. The government grant received during second quarter 2003, which was related to the war with Iraq, was not indicative of the Company's operating performance for that period, nor should it be considered in developing trend analysis for future periods, including third quarter 2003. The following table reconciles results reported for the three and six months ended June 30, 2003, compared to the prior year, with results excluding the impact of the government grant received in second quarter 2003:

                                         Three months ended    Six months ended
                                              June 30,              June 30,
(In millions, except per share amounts)    2003       2002      2003       2002
Operating expenses, as reported          $1,375     $1,284    $2,680     $2,492
Profitsharing impact of government grant    (41)         -       (41)         -
Operating expenses, excluding impact of
  government grant                       $1,334     $1,284    $2,639     $2,492

Operating income, as reported              $140       $189      $186       $238
Profitsharing impact of government grant     41          -        41          -
Operating income, excluding impact of
  government grant                         $181       $189      $227       $238

Net income, as reported                    $246       $102      $270       $123
Government grant, net of income taxes
  and profitsharing                        (143)         -      (143)         -
Net income, excluding government grant     $103       $102      $127       $123

Net income per share, diluted, as reported $.30       $.13      $.33       $.15
Government grant, net of income taxes
  and profitsharing                        (.17)         -      (.17)         -
Net income per share, diluted, excluding
  government grant                         $.13       $.13      $.16       $.15

      Excluding the government grant from second quarter 2003 results, net income was $103 million, slightly higher than second quarter 2002, even though the prior year results included $36 million in additional passenger revenue from a reduction in estimated future refunds and exchanges included in "Air traffic liability." The $36 million adjustment was necessary due to a change in Customer travel patterns and a higher than usual mix of low-fare nonrefundable ticket sales following the September 11, 2001 terrorist attacks. For first half 2003, net income was $127 million, also slightly higher than net income for the comparable period of 2002, which also included the $36 million adjustment to passenger revenue.

      Second quarter 2003 operating income was $140 million compared to operating income of $189 million in 2002, a decrease of 25.9 percent, primarily due to the profitsharing impact in 2003 of the $271 million government grant. Second quarter 2003 operating income, excluding the government grant, was $181 million, 4.2 percent below the prior year. The decrease was due to the second quarter 2002 $36 million adjustment to passenger revenue. For first half 2003, operating income was $227 million, slightly below operating income of $238 million for the comparable period of 2002, also due to the prior year $36 million adjustment to passenger revenue.

      Although the Company continues to experience significantly higher costs for aviation insurance and airport security compared to pre-September 11, 2001, thus far, Southwest has been able to mitigate a portion of such increases through lower agency commissions, the Company's fuel hedging program, and other cost reduction efforts implemented following the terrorist attacks. Based on the Company's current revenue and cost outlook and, barring any unforeseen event, the Company expects third quarter 2003 earnings to exceed third quarter 2002 earnings of $75 million, which included $48 million (pretax), in "Other gains" from the Company's final payment received from the Air Transportation Safety and System Stabilization Act.

Comparison of three months ended June 30, 2003 to three months ended June 30,
2002

      Revenues

      Consolidated operating revenues increased by $42 million, or 2.9 percent, primarily due to a $40 million, or 2.8 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 4.6 percent increase in revenue passenger miles (RPMs) flown. The year-over-year increase in revenue was lower than it would have been due to the second quarter 2002 inclusion of $36 million in additional passenger revenue from a reduction in estimated refunds and exchanges included in "Air traffic liability."

      Second quarter 2003 capacity, as measured by available seat miles (ASMs), increased 4.2 percent compared to second quarter 2002. The capacity increase resulted from the addition of 13 aircraft (net of one retirement) from June 2002 through June 2003. The second quarter 2003 load factor was 70.1 percent, an increase of .2 points compared to 2002. The Company also experienced a 1.7 percent increase in revenue passengers carried compared to second quarter 2002.

      Second quarter 2003 passenger yield per RPM decreased 1.8 percent to
11.67 cents from 11.88 cents in second quarter 2002 due to the prior year $36 million in additional passenger revenue from a reduction in estimated refunds and exchanges. Operating revenue yield per ASM decreased 1.3 percent to 8.47 cents compared to second quarter 2002, also due to the prior year passenger revenue adjustment. However, average passenger fare increased 1.0 percent to $85.87 despite the prior year passenger revenue adjustment, primarily due to moderate fare increases taken by the Company.

      Thus far, traffic and load factors for July, and bookings for the remainder of July and August are strong due to high demand for vacation travel. Thus far in third quarter 2003, unit revenues are exceeding year ago levels. The outlook for the economy remains uncertain, however, and the Company remains concerned about travel post-Labor Day.

      Consolidated freight revenues increased by $3 million, or 13.6 percent, primarily due to increases in freight and cargo revenues from both moderate rate increases taken by the Company and an increase in the number of shipments. For third quarter 2003, the Company may experience a year-over-year decrease in consolidated freight revenues compared to third quarter 2002 primarily due to lower mail revenues as the U.S. Postal Service may shift some mail shipments to other freight and commercial carriers. Other revenues decreased slightly in second quarter 2003 as a 36.5 percent decline in charter revenue was mostly offset by a 21.5 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card.

      Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended June 30, 2003 and 2002 followed by explanations of changes on a per ASM basis:

                               Three months ended June 30,   Per ASM   Percent
                                     2003         2002         Change    Change
Salaries, wages, and benefits      3.28         2.92           .36       12.3
Fuel and oil                       1.08         1.10          (.02)      (1.8)
Maintenance materials
  and repairs                       .58          .59          (.01)      (1.7)
Agency commissions                  .07          .09          (.02)     (22.2)
Aircraft rentals                    .26          .27          (.01)      (3.7)
Landing fees and other rentals      .51          .51             -          -
Depreciation                        .53          .50           .03        6.0
Other operating expenses           1.37         1.50          (.13)      (8.7)

Total                              7.68         7.48           .20        2.7

      Operating expenses per ASM were 7.68 cents, a 2.7 percent increase compared to 7.48 cents for second quarter 2002. This increase was primarily due to higher profitsharing expense (reflected in salaries, wages, and benefits) from the increase in earnings available for profitsharing compared to second quarter 2002, primarily due to the $271 million government grant. Based on recent trends, the Company currently expects third quarter 2003 unit costs to exceed third quarter 2002 primarily due to higher wages and health benefit costs.

      Salaries, wages, and benefits expense per ASM increased 12.3 percent. Approximately 65 percent of the increase was due to a $41 million increase in profitsharing, which related to the $271 million government grant. The remaining 35 percent of the increase was primarily due to higher wages from higher average wage rates.

      Fuel and oil expense per ASM decreased 1.8 percent primarily due to a decrease in the Company's fuel burn rate per ASM flown. Although the Company flew 4.2 percent more available seat miles than second quarter 2002, fuel consumption was up only 2.2 percent. The average fuel cost per gallon in second quarter 2003 was 67.4 cents, the same as second quarter 2002, including the effects of hedging activities. For third quarter 2003, the Company has fuel hedges in place for 87 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel. The majority of the Company's near term hedge positions are in the form of option contracts. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM decreased 1.7 percent primarily due to the increase in ASMs exceeding the dollar increase in maintenance materials and repairs. The Company expects third quarter 2003 maintenance materials and repairs per ASM to be higher than third quarter 2002 expense due to a year-over-year increase in contract rates for outsourced engine maintenance.

      Agency commissions per ASM decreased 22.2 percent primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 20 percent in second quarter 2002 to approximately 16 percent in second quarter 2003. Approximately 53 percent of revenues in second quarter 2003 were derived through the Company's web site at www.southwest.com versus 46 percent of revenues in second quarter 2002. Based on recent trends, the Company currently expects commissionable revenues to remain in the 16 percent range in third quarter 2003.

      Aircraft rentals per ASM decreased 3.7 percent compared to second quarter 2002 primarily due to the increase in ASMs relative to the number of leased aircraft. Although ASMs increased 4.2 percent, the number of leased aircraft declined by one, as a result of a retirement in second quarter 2003. All of the aircraft acquired in 2002 and 2003 are owned by the Company. Approximately
23.5 percent of the Company's aircraft fleet was under operating lease at June 30, 2003, compared to 24.6 percent at June 30, 2002.

      Landing fees and other rentals per ASM was flat compared to second Quarter 2002 as a 3.7 percent increase in other rentals per ASM was offset by a
4.2 percent decrease in landing fees per ASM. The increase in other rentals expense per ASM was primarily due to the Company's expansion of gate and counter space at several airports. The decrease in landing fees expense per ASM was primarily due to an increase in the average stage length per trip flown, or miles flown per aircraft trip. The Company flew 4.2 percent more ASMs, but the number of trips flown remained relatively flat compared to 2002.

      Depreciation expense per ASM increased 6.0 percent primarily due to an increase in owned aircraft. All 14 of the aircraft put into service by the Company over the past twelve months are owned by the Company. This, along with the retirement of one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease to 76.5 percent at June 30, 2003 from
75.4 percent at June 30, 2002.

      Other operating expenses per ASM decreased 8.7 percent primarily due to a decrease in aviation insurance costs. Following the terrorist attacks, commercial aviation insurers dramatically increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permits such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 9 to the unaudited condensed consolidated financial statements) extends the government's mandate to provide war-risk insurance until August 31, 2004 and permits such coverage to be extended until December 31, 2004. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance remains substantially higher than before September 11, 2001. The Company currently expects a year-over-year decrease in other operating expenses per ASM for third quarter 2003, primarily from lower aviation insurance costs.

      Other

      Interest expense decreased by $4 million, or 14.8 percent, primarily due to lower effective interest rates. Two interest-rate swaps were executed by the Company in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due
March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities.

      Capitalized interest increased by $3 million, or 60.0 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $2 million, or 22.2 percent, primarily due to a decrease in rates earned on investments.

      Second quarter 2003 "Other (gains) losses, net" primarily consist of a $271 million government grant from the Wartime Act. See Note 9 to the unaudited condensed consolidated financial statements for more information on this grant. Also included in second quarter 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. In second quarter 2002, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $3 million in expense related to the ineffectiveness of its hedges.

Comparison of six months ended June 30, 2003 to six months ended June 30, 2002

      Revenues

      Consolidated operating revenues increased by $136 million, or 5.0 percent, primarily due to a $131 million, or 5.0 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 4.7 percent increase in revenue passenger miles (RPMs) flown.

      First half 2003 capacity, as measured by available seat miles (ASMs), increased 4.7 percent compared to 2002. The capacity increase resulted from the net addition of 13 aircraft (net of one retirement) from June 2002 through June 2003. The 2003 load factor was 66.4 percent, approximately the same as 2002. The Company also experienced a 2.9 percent increase in revenue passengers carried compared to 2002.

      First half 2003 passenger yield per RPM increased slightly to 11.82 cents from 11.79 cents in 2002. Operating revenue yield per ASM increased slightly to 8.12 cents from 8.10 cents in 2002, primarily due to a higher average passenger fare. Average passenger fare increased 2.0 percent to $86.23 despite the prior year $36 million passenger revenue adjustment, primarily due to moderate fare increases taken by the Company.

      Consolidated freight revenues increased by $4 million, or 9.3 percent due to an increase in freight and cargo revenues, primarily from moderate rate increases taken by the Company. Other revenues were slightly higher in first half 2003 as a 26.6 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored First USA Visa card, was mostly offset by a decline in charter revenues.

      Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the six months ended June 30, 2003 and 2002 followed by explanations of changes on a per ASM basis:

                                 Six months ended June 30,   Per ASM   Percent
                                   2003           2002       Change    Change
Salaries, wages, and benefits      3.13           2.86         .27        9.4
Fuel and oil                       1.14           1.06         .08        7.5
Maintenance materials
  and repairs                       .60            .59         .01        1.7
Agency commissions                  .07            .09        (.02)     (22.2)
Aircraft rentals                    .26            .28        (.02)      (7.1)
Landing fees and other rentals      .51            .51           -          -
Depreciation                        .53            .51         .02        3.9
Other operating expenses           1.35           1.50        (.15)     (10.0)

Total                              7.59           7.40         .19        2.6

      Operating expenses per ASM were 7.59 cents, a 2.6 percent increase compared to 7.40 cents for 2002. The overall increase was primarily due to higher salaries, wages and benefits from higher average wage rates and higher profitsharing expense from the government grant.

      Salaries, wages, and benefits expense per ASM increased 9.4 percent. Approximately half of the increase was due higher average wage rates compared to 2002. The other half of the increase was due to an increase in profitsharing from the increase in earnings available for profitsharing, primarily from the $271 million government grant, and an increase in health care costs.

      Fuel and oil expense per ASM increased 7.5 percent primarily due to an increase in average fuel cost per gallon. The average fuel cost per gallon in first half 2003 was 71.0 cents, an 8.6 percent increase compared to 65.4 cents per gallon in 2002, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 1.7 percent primarily due to an increase in contract rates per hour flown for outsourced engine maintenance. The Company outsources its engine maintenance work for 737-300 and 737-500 aircraft and expense is based on the number of hours flown for those aircraft and the rate charged per hour flown. This increase was partially offset by a decrease in the number of outsourced heavy maintenance events for airframes.

      Agency commissions per ASM decreased 22.2 percent primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 21 percent in first half 2002 to approximately 17 percent in 2003. Approximately 52 percent of revenues in first half 2003 were derived through the Company's web site at www.southwest.com versus 46 percent of revenues in 2002.

      Aircraft rentals per ASM decreased 7.1 percent compared to 2002 primarily due to the increase in ASMs relative to the number of leased aircraft.
Although ASMs increased 4.7 percent, the number of leased aircraft declined by one, as a result of a retirement in 2003. All of the aircraft acquired in 2002 and 2003 are owned by the Company. Approximately 23.5 percent of the Company's aircraft fleet was under operating lease at June 30, 2003, compared to 24.6 percent at June 30, 2002.

      Landing fees and other rentals per ASM was flat compared to 2002 as a 3.7 percent increase in other rentals per ASM was offset by a decrease in landing fees per ASM. The increase in other rentals expense per ASM was primarily due to the Company's expansion of gate and counter space at several airports. The decrease in landing fees expense per ASM primarily was due to first half 2003 credits from airports' audits of prior periods. The amount of credits received in first half 2003 was more than the credits received in the same prior year period.

      Depreciation expense per ASM increased 3.9 percent primarily due to an increase in owned aircraft. All 14 of the aircraft put into service by the Company over the past twelve months have been purchased. This, along with the retirement of one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease to 76.5 percent at June 30, 2003 from 75.4 percent at June 30, 2002.

      Other operating expenses per ASM decreased 10.0 percent primarily due to a decrease in aviation insurance costs. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance premiums remain substantially higher than before September 11, 2001.

      Other

      Interest expense decreased by $4 million, or 7.5 percent, primarily due to lower effective interest rates. Two interest-rate swaps were executed by the Company in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due
March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial Statements for more information on the Company's hedging activities.

      Capitalized interest increased by $6 million, or 66.7 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $7 million, or 36.8 percent, primarily due to a decrease in rates earned on investments.

      First half 2003 "Other (gains) losses, net" primarily consist of a $271 million government grant from the Wartime Act. See Note 9 to the unaudited condensed consolidated financial statements for more information on this reimbursement. Also included in first half 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized $13 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $14 million in income related to the ineffectiveness of its hedges. In 2002, the Company recognized approximately $12 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $2 million in income related to the ineffectiveness of its hedges.


Liquidity and Capital Resources

      Net cash provided by operating activities was $905 million for the six months ended June 30, 2003, compared to $386 million in the same prior year period. The increase was primarily due to higher net income in 2003, largely attributable to the $271 million government grant. Net cash provided by operating activities was $1,038 million for the 12 months ended June 30, 2003. Cash generated from operating activities for the 12 months ended June 30, 2003 was primarily used to finance capital expenditures.

      Cash flows used in investing activities in first half 2003 totaled $518 million compared to $253 million in 2002. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended June 30, 2003 totaled $868 million.

      Net cash from financing activities in first half 2003 was $2 million compared to $295 million, net, used in financing activities in 2002. Cash used in financing activities during first half 2002 was primarily for the repayment of the Company's $475 million revolving credit facility that the Company drew down in September 2001 and for the repayment of a special purpose trust through which the Company had financed the purchase of 19 new aircraft during 2001 and 2002. The trust was dissolved prior to December 31, 2002. These investing activities were partially offset by cash generated from the issuance of $385 million in unsecured notes in March 2002.


Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily with regards to future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of three new 737-700 aircraft from Boeing in the second quarter 2003 and two in first quarter 2003, the Company has 12 remaining 737-700 aircraft deliveries for 2003. Also, during second quarter 2003, the Company exercised its remaining options for 2004, exercised six 2005 options for accelerated delivery in 2004, and accelerated the firm delivery of two 2005 aircraft to 2004. This change brings the Company's total firm orders to 42 for 2004. The following table details the Company's current firm orders, options, and purchase rights through 2012.

                     Current Schedule
                   Firm         Options*
2003**               17               -
2004                 42               -
2005                 22              12
2006                 22              16
2007                 25              29
2008                  6              45
2009-2012             -             177
Total               134             279

*Includes purchase rights
**Includes five aircraft delivered in first half 2003

      The following table details information on the 379 aircraft in the Company's fleet as of June 30, 2003:

                            Average       Number     Number     Number
   737 Type     Seats      Age (Yrs)   of Aircraft    Owned     Leased
  -200           122          20.8          26          24          2
  -300           137          12.1         194         110         84
  -500           122          12.2          25          16          9
  -700           137           3.1         134         133          1

TOTALS                         9.5         379         283         96

      The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm commitments, as of June 30, 2003, is approximately $3.4 billion, subject to adjustments for inflation, due as follows: $417 million in 2003, $1.1 billion in 2004, $684 million in 2005, $645 million in 2006, $523 million in 2007, and $95 million thereafter.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2003 of $2.2 billion and internally generated funds. The Company has two available unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April 2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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


Item 4. Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



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

Item 2.  Changes in Securities and Use of Proceeds

      Recent Sales of Unregistered Securities

        During the second quarter of 2003, Herbert D. Kelleher exercised unregistered options to purchase Southwest Airlines Co. Common Stock as follows:

           Number of Shares      Option      Date of            Date of
               Purchased          Price      Exercise        Option Grant


                51,947            $1.00    June 16, 2003    January 1, 1992
                54,630            $2.24    June 16, 2003    January 1, 1992
               287,173            $1.00    June 16, 2003    January 1, 1996
               506,250            $4.64    June 16, 2003    January 1, 1996


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

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 14, 2003. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2004: Herbert D. Kelleher: 475,891,455 shares voted for and 145,427,997 shares withheld; Rollin W. King: 529,654,941 shares voted for and 86,124,789 shares withheld; June M. Morris: 464,861,397 shares voted for and 156,458,055 shares withheld. There were no broker non-votes on this matter.

The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2006: William H. Cunningham: 481,283,710 shares voted for and 140,035,742 shares withheld; Nancy B. Loefler: 595,327,252 shares voted for and 25,992,200 shares withheld; Louis E. Caldera: 600,025,769 shares voted for and 21,293,683 shares withheld. There were no broker non-votes on this matter.

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: Colleen C. Barrett, C. Webb Crockett, William P. Hobby, Travis C. Johnson, John T. Montford, and James F. Parker.

(ii) A shareholder proposal related to shareholder right to vote on the Company's shareholder rights plan was considered. A total of 349,986,828 shares were voted for the proposal, 188,729,885 shares were voted against the proposal and 3,741,301 shares abstained from voting. There were 78,861,438 broker non-votes on this matter.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

   10.1 Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan
   10.2 Amendment No. 3 to Southwest Airlines Co. 401(k) Plan
   10.3 2003 Non-Qualified Stock Option Plan
   10.4 Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-
        Qualified Stock Option Plan
   10.5 Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock
        Option Plan
   10.6 Amendment No. 1 to 2000 Flight Simulator Technicians Non-
        Qualified Stock Option Plan
   10.7 First Amendment to 364-Day Competitive Advance and Revolving
        Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative
        Agent, dated as of April 22, 2003
   10.8 Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing
        Company and Southwest
        Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
   99.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

      On July 21, 2003, Southwest filed a current report on Form 8-K to furnish the Company's public announcement of its second quarter 2003 earnings.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHWEST AIRLINES CO.

July 22, 2003                               By   /s/ Gary C. Kelly

                                                     Gary C. Kelly
                                                     Executive Vice President-
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                                    EXHIBIT INDEX


Exhibit No.                               Description

Exhibit 10.1      -     Amendment No. 3 to Southwest Airlines Co. Profit
                        Sharing Plan.

Exhibit 10.2      -     Amendment No. 3 to Southwest Airlines Co. 401(k) Plan.

Exhibit 10.3      -     2003 Non-Qualified Stock Option Plan.

Exhibit 10.4      -     Amendment No. 1 to 2000 Aircraft Appearance Technicians
                        Non-Qualified Stock Option Plan.

Exhibit 10.5      -     Amendment No. 1 to 2000 Stock Clerks Non-Qualified
                        Stock Option Plan.

Exhibit 10.6      -     Amendment No. 1 to 2000 Flight Simulator Technicians
                        Non-Qualified Stock Option Plan.

Exhibit 10.7      -     First Amendment to 364-Day Competitive Advance and
                        Revolving Credit Facility Agreement among Southwest
                        Airlines Co., the banks party thereto, and JPMorgan
                        Chase Bank, as Administrative Agent, dated as of April
                        22, 2003.

Exhibit 10.8      -     Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to
                        Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.
                        Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Exhibit 99.1      -     Certifications Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

Exhibit 99.2      -     Certifications Pursuant to 18 U.S.C. Section 1350, as
                        adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002