Form 10-Q
period 2003-09-30
SOUTHWEST AIRLINES CO
filed 2003-10-21
CIK 92380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No. 1-7259

Southwest Airlines Co.

(Exact name of registrant as specified in its charter)

TEXAS

(State or other jurisdiction of

incorporation or organization)

74-1563240

(IRS Employer

Identification No.)

P.O. Box 36611, Dallas, Texas

(Address of principal executive offices)

75235-1611

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

Number of shares of Common Stock outstanding as of the close of business on October 17, 2003:

787,190,570

SOUTHWEST AIRLINES CO.

FORM 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southwest Airlines Co.

Condensed Consolidated Balance Sheet

(in millions)

(unaudited)

Southwest Airlines Co.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

Southwest Airlines Co.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

Southwest Airlines Co.

Notes to Condensed Consolidated Financial Statements

(unaudited)

  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2003 and 2002 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method. If the Company had adopted the prospective transition method prescribed by SFAS 148 on January 1, 2003, compensation expense for the three and nine months ended September 30, 2003 of $7 million and $22 million, respectively, would have been recorded. After related profitsharing and income tax effects, this would have reduced net income by $4 million and $12 million, respectively. Net income per share, diluted, for third quarter 2003, and for the nine months ended September 30, 2003, would have been reduced by $.01 per share, respectively.

3. DIVIDENDS

During the three month periods ended September 30, June 30, and March 31, 2003, dividends of $.0045 per share were declared on the 784 million, 780 million, and 778 million shares of common stock then outstanding, respectively. During the three month periods ended September 30, June 30, and March 31, 2002, dividends of $.0045 per share were declared on the 774 million, 772 million, and 771 million shares of common stock then outstanding, respectively.

  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended September 30, 2003 and 2002 each represented approximately 15.6 percent of Southwest's operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. The Company was hedged for 100 percent of its first and second quarter 2003 fuel consumption, and 87 percent of its third quarter 2003 fuel consumption. For fourth quarter 2003, the Company has fuel hedges in place for 87 percent of its fourth quarter 2003 total anticipated jet fuel requirements with a combination of derivative instruments that effectively cap prices under $24 per barrel. As of September 30, 2003, the Company also had agreements in place to hedge approximately 83 percent of its anticipated 2004 requirements at approximately $23 per barrel, and approximately 45 percent of its anticipated 2005 requirements at approximately $23 per barrel. As of September 30, 2003, the majority of the Company's fourth quarter 2003 and first quarter 2004 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based option contracts.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined, in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at September 30, 2003, was a net asset of approximately $168 million. The current portion of this net asset, approximately $102 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $66 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended September 30, 2003 and 2002, the Company recognized $30 million and $15 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended September 30, 2003 and 2002, the Company also recognized approximately $1 million and $6 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges, respectively. The Company recognized approximately $7 million and $8 million of net expense related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during third quarter 2003 and third quarter 2002, respectively.

As of September 30, 2003, the Company had approximately $74 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $45 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2003.

Interest Rate Swaps - During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under the first interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the unaudited Condensed Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at September 30, 2003 was a liability of approximately $7 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $105 million and $395 million for the three and nine months ended September 30, 2003, respectively. Comprehensive income totaled $93 million and $279 million for the three and nine months ended September 30, 2002, respectively. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

7. REVOLVING CREDIT FACILITY

The Company is a party to two unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April 2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. At the Company's option, interest on the facilities can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points for both facilities given Southwest's credit rating at September 30, 2003. As of September 30, 2003, there are no outstanding amounts borrowed under either facility.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe it will be required to consolidate any variable interest entities as a result of FIN 46.

9. EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (Wartime Act) was signed into law. Among other items, the legislation includes a $2.3 billion government grant for airlines. Southwest received $271 million as its proportional share of the grant during second quarter 2003. This amount is included in "Other (gains) losses" in the accompanying income statement for the nine months ended September 30, 2003. Also as part of the Wartime Act, the Company received approximately $5 million as a reimbursement for the direct cost of reinforcing cockpit doors on all of the Company's aircraft. The Company accounted for this reimbursement as a reduction of capitalized property and equipment.

10. AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On September 22, 2001, the Air Transportation Safety and System Stabilization Act (Stabilization Act) was signed into law. The Stabilization Act provided for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant was determined based on that airline's percentage of available seat miles (ASMs) during August 2001 to total eligible carriers' ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of ASM formula would result in an insufficient representation of their share of direct and incremental losses.

The Department of Transportation (DOT) made a final determination of the amount of eligible direct and incremental losses incurred by Southwest, and the Company received 100 percent of its eligible grants, totaling $283 million. Of this total, the Company recognized $48 million as "Other gains" in third quarter 2002 following the receipt of its final payment during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2003 and 2002 are as follows:

Material Changes in Results of Operations

Summary

Third quarter 2003 represented the Company's 50th consecutive quarterly profit. The Company's operating profits were more than double the prior year due to an improved revenue environment versus a weak third quarter 2002 performance. Following the 2003 Iraq war, traffic and revenue trends began to improve in late second quarter 2003. Summer demand for vacation travel was strong, resulting in a record third quarter revenue performance. The Company's operating costs per available seat mile (unit costs) increased 1.8 percent from third quarter 2002, as a result of higher labor and jet fuel costs, net of hedging gains. The Company continued its efforts to control costs through increases in productivity, implementation of technology and automation, and its fuel hedging strategy, and will persist with such efforts into the future.

Consolidated net income for third quarter 2003 was $106 million ($.13 per share, diluted), compared to third quarter 2002 net income of $75 million ($.09 per share, diluted). Consolidated net income for the nine months ended September 30, 2003, was $376 million ($.46 per share, diluted), compared to 2002 net income of $199 million ($.25 per share, diluted). Net income for the three months and nine months ended September 30, 2002 included approximately $48 million (pretax) as "Other gains" from grants under the Air Transportation Safety and System Stabilization Act of 2001 (Stabilization Act.) See Note 10 to the unaudited condensed consolidated financial statements for more information on the Stabilization Act. As disclosed in Note 9 to the unaudited condensed consolidated financial statements, net income for the nine months ended September 30, 2003, included $271 million (pretax) from the Emergency Wartime Supplemental Appropriations Act (Wartime Act.) The Company believes that excluding the impact of these special items will enhance comparative analysis of results. The grants were received to stabilize and support the airline industry from the devastating effects of the September 11, 2001 terrorist attacks and the 2003 war with Iraq. Neither of these grants are indicative of the Company's operating performance for these respective periods, nor should they be considered in developing trend analysis for future periods. The following table reconciles results reported for the three and nine months ended September 30, 2003, compared to the prior year, with results excluding the impact of the government grants received:

Excluding the Stabilization Act grant from third quarter 2002 results, third quarter 2003 net income increased $56 million or 112.0 percent primarily due to an improved post-war revenue environment and a weak year-ago performance. Summer demand for vacation travel was strong, resulting in a record July and very solid August load factor performance. Post-Labor Day travel also held up reasonably well compared to the prior year. For the nine months ended September 30, 2003, excluding the Stabilization Act grant from the prior year and the Wartime Act grant from the current year, net income increased $59 million or 33.9 percent, primarily due to the increase in traffic and revenues.

Although the Company continues to experience significantly higher costs for aviation insurance and airport security compared to pre-September 11, 2001, thus far, Southwest has been able to mitigate a portion of such increases through lower agency commissions, the Company's fuel hedging program, and other cost reduction efforts implemented following the terrorist attacks. Based on the Company's current revenue and cost outlook and, barring any unforeseen event, the Company expects fourth quarter 2003 earnings to exceed fourth quarter 2002 earnings of $42 million.

Comparison of three months ended September 30, 2003 to three months ended September 30, 2002

Revenues

Consolidated operating revenues increased by $162 million, or 11.6 percent, primarily due to a $159 million, or 11.8 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 7.7 percent increase in revenue passenger miles (RPMs) flown.

Third quarter 2003 capacity, as measured by available seat miles (ASMs), increased 3.4 percent compared to third quarter 2002. The capacity increase resulted from the net addition of 15 aircraft (net of three retirements) since the end of third quarter 2002. The third quarter 2003 load factor was 70.5 percent, an increase of 2.8 points compared to 2002. The Company also experienced a 6.1 percent increase in revenue passengers carried compared to third quarter 2002.

Third quarter 2003 passenger yield per RPM increased 3.8 percent to 11.71 cents from 11.28 cents in third quarter 2002 primarily from higher average fares due in part to an increase in the mix of full-fare tickets flown during the quarter compared to the same prior year period. Operating revenue yield per ASM (RASM) increased 8.0 percent to 8.53 cents compared to third quarter 2002, primarily due to the increase in average passenger fare.

Thus far, based on recent RASM and booking trends, the Company expects year-over-year unit revenue growth again in fourth quarter 2003. On a customary seasonal basis, however, the Company expects fourth quarter 2003 RASM to decline from third quarter 2003.

Consolidated freight revenues increased by $3 million, or 15.0 percent, due to increases in freight and cargo revenues primarily from an increase in the number of shipments. This increase more than offset a decrease in mail revenues. The Company expects the trends of year-over-year increases in freight and cargo and decreases in mail revenues to continue in fourth quarter 2003. Other revenues were flat compared to third quarter 2002 as a 29.4 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One (formerly First USA) Visa card, was offset by a 35.4 percent decline in charter revenue. The Company expects the trends of year-over-year increases in commissions and decreases in charter revenue to continue in fourth quarter 2003.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended September 30, 2003 and 2002, followed by explanations of changes on a per ASM basis:

Operating expenses per ASM were 7.51 cents, a 1.8 percent increase compared to 7.38 cents for third quarter 2002. This increase was primarily due to higher salaries, wages, and benefits and higher maintenance expense, partially offset by lower "other operating expenses" compared to third quarter 2002. Based on recent trends, the Company currently expects continued year-over-year unit cost pressure in fourth quarter 2003 and higher unit cost levels than third quarter 2003.

Salaries, wages, and benefits expense per ASM increased 4.8 percent. Approximately 60 percent of the increase was primarily due to higher wages from higher average wage rates and approximately 30 percent of the increase was due to higher profitsharing, which related to the increase in earnings. The remainder of the increase was due to an increase in benefits costs, primarily health care.

Fuel and oil expense per ASM increased 2.6 percent primarily due to an increase in the average fuel cost per gallon. The average fuel cost per gallon in third quarter 2003 was 72.8 cents, 3.7 percent higher than third quarter 2002, including the effects of hedging activities. For fourth quarter 2003, the Company has fuel hedges in place for 87 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel of crude oil. Based on these hedge positions and prevailing market prices, the Company currently expects fourth quarter 2003 average jet fuel cost per gallon to exceed the third quarter 2003 average jet fuel cost per gallon of 72.8 cents. The majority of the Company's near term hedge positions are in the form of option contracts. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

Maintenance materials and repairs per ASM increased 8.9 percent primarily due to an increase in the Company's contract rates for outsourced engine maintenance. The Company outsources all of its engine maintenance work for 737-300 and 737-500 aircraft and expense is based on the number of hours flown for those aircraft and the rate charged per hour flown. The Company expects fourth quarter 2003 maintenance materials and repairs per ASM to approximate the third quarter 2003 level and exceed fourth quarter 2002 expense primarily due to currently scheduled maintenance activity.

Agency commissions per ASM decreased 14.3 percent primarily due to a decline in the percentage of commissionable revenues. The percentage of commissionable revenues decreased from approximately 19 percent in third quarter 2002 to approximately 15 percent in third quarter 2003. Approximately 55 percent of revenues in third quarter 2003 were derived through the Company's web site at www.southwest.com versus 50 percent of revenues in third quarter 2002. In October 2003, the Company announced it would no longer pay commissions on travel agency sales effective December 15, 2003. Based on expected revenues for the full year 2003, this change in policy is expected to save the Company approximately $40 million annually.

Aircraft rentals per ASM decreased 3.8 percent compared to third quarter 2002 primarily due to the increase in ASMs relative to the number of leased aircraft. Although ASMs increased 3.4 percent, the number of leased aircraft declined by one, as a result of a retirement in second quarter 2003. All of the aircraft acquired in 2002 and 2003 are owned by the Company. Approximately 23.1 percent of the Company's aircraft fleet were under operating lease at September 30, 2003, compared to 24.3 percent at September 30, 2002.

Landing fees and other rentals per ASM increased 6.1 percent compared to third quarter 2002. Approximately 56 percent of the increase was in rentals expense primarily due to the Company's expansion of gate and counter space at several airports. The remainder of the increase was in landing fees, primarily due to an increase in Southwest's share of landing fee rates at certain airports as a result of capacity reductions by other airlines.

Other operating expenses per ASM decreased 7.7 percent. Approximately half of the increase was due to decreased aviation insurance costs. Following the terrorist attacks, commercial aviation insurers dramatically increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than then-prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 9 to the unaudited condensed consolidated financial statements) extends the government's mandate to provide war-risk insurance until August 31, 2004 and permits such coverage to be extended until December 31, 2004. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance remains substantially higher than before September 11, 2001. The Company currently expects a year-over-year decrease in other operating expenses per ASM for fourth quarter 2003, primarily from lower aviation insurance costs. The majority of the remaining increase in other operating expenses per ASM was due to various cost control measures, including reductions in advertising and personnel related expenses.

Other

Interest expense decreased by $6 million, or 22.2 percent, primarily due to lower effective interest rates. The Company executed two interest-rate swaps in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities.

Capitalized interest increased by $4 million, or 100.0 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

Interest income decreased by $4 million, or 40.0 percent, primarily due to a decrease in rates earned on investments.

Third quarter 2003 "Other (gains) losses, net" primarily consist of amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In third quarter 2003, the Company recognized approximately $7 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $1 million in income related to the ineffectiveness of its hedges. In third quarter 2002, "Other (gains) losses, net" included $48 million of government grant funds recorded as income from the Stabilization Act. Also included were amounts recorded in accordance with SFAS 133. In third quarter 2002, the Company recognized approximately $8 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $6 million in income related to the ineffectiveness of its hedges.

The Company's effective tax rate decreased to 38.01 percent in third quarter 2003 from 39.52 percent in third quarter 2002 primarily due to the Company's higher earnings in 2003.

Comparison of nine months ended September 30, 2003 to nine months ended September 30, 2002

Revenues

Consolidated operating revenues increased by $299 million, or 7.3 percent, primarily due to a $291 million, or 7.3 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 5.7 percent increase in revenue passenger miles (RPMs) flown.

Capacity as measured by available seat miles (ASMs), increased 4.3 percent compared to 2002. The capacity increase resulted from the net addition of 15 aircraft (net of three aircraft retired) from September 2002 through September 2003. The 2003 load factor was 67.8 percent, .9 points higher than 2002. The Company also experienced a 4.0 percent increase in revenue passengers carried compared to 2002.

Passenger yield per RPM increased 1.5 percent to 11.78 cents from 11.61 cents in 2002. Operating revenue yield per ASM increased 2.9 percent to 8.26 cents from 8.03 cents in 2002, primarily from a higher average passenger fare due in part to an increase in the mix of full-fare tickets flown. Average passenger fare increased 3.2 percent to $86.56 primarily due to moderate fare increases taken by the Company.

Consolidated freight revenues increased by $7 million, or 11.1 percent due to an increase in freight and cargo revenues, primarily from an increase in the number of units shipped. Other revenues were slightly higher in 2003 as a 27.7 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One (formerly First USA) Visa card, was mostly offset by a decline in charter revenues.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the nine months ended September 30, 2003 and 2002 followed by explanations of changes on a per ASM basis:

Operating expenses per ASM were 7.57 cents, a 2.4 percent increase compared to 7.39 cents for 2002. The overall increase was primarily in salaries, wages, and benefits and higher fuel expense, partially offset by lower "other operating expenses."

Salaries, wages, and benefits expense per ASM increased 8.0 percent. Approximately half of the increase was due to higher average wage rates compared to 2002. The majority of the other half of the increase was due to an increase in profitsharing resulting from the increase in earnings, including the $271 million Wartime Act grant.

Fuel and oil expense per ASM increased 4.5 percent primarily due to an increase in average fuel cost per gallon. The average fuel cost per gallon in 2003 was 71.6 cents, a 6.7 percent increase compared to 67.1 cents per gallon in 2002, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

Maintenance materials and repairs per ASM increased 3.4 percent primarily due to an increase in contract rates per hour flown for outsourced engine maintenance. The Company outsources all of its engine maintenance work for 737-300 and 737-500 aircraft and expense is based on the number of hours flown for those aircraft and the rate charged per hour flown. This increase was partially offset by a decrease in the number of outsourced heavy maintenance events for airframes.

Agency commissions per ASM decreased 12.5 percent primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 20 percent in 2002 to approximately 16 percent in 2003. Approximately 53 percent of revenues in 2003 were derived through the Company's web site at www.southwest.com versus 47 percent of revenues in 2002.

Aircraft rentals per ASM decreased 3.7 percent compared to 2002 primarily due to the increase in ASMs relative to the number of leased aircraft. Although ASMs increased 4.3 percent, the number of leased aircraft declined by one, as a result of a retirement in second quarter 2003. All of the aircraft acquired in 2002 and 2003 are owned by the Company. Approximately 23.1 percent of the Company's aircraft fleet was under operating lease at September 30, 2003, compared to 24.3 percent at September 30, 2002.

Landing fees and other rentals per ASM increased 4.0 percent compared to 2002. The majority of the increase was in rentals expense and was primarily due to the Company's expansion of gate and counter space at several airports.

Depreciation expense per ASM increased 3.9 percent primarily due to an increase in owned aircraft. The Company owns all 18 of the aircraft it has put into service over the past twelve months. This, along with the retirement of two owned and one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease to 76.9 percent at September 30, 2003 from 75.7 percent at September 30, 2002.

Other operating expenses per ASM decreased 9.5 percent primarily due to a decrease in aviation insurance costs. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance premiums remain substantially higher than before September 11, 2001.

Other

Interest expense decreased by $9 million, or 11.3 percent, primarily due to lower effective interest rates. Two interest-rate swaps were executed by the Company in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities.

Capitalized interest increased by $10 million, or 76.9 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

Interest income decreased by $11 million, or 37.9 percent, primarily due to a decrease in rates earned on investments.

"Other (gains) losses, net" in 2003 primarily consist of a $271 million government grant from the Wartime Act. See Note 9 to the unaudited condensed consolidated financial statements for more information on this grant. Also included in 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. The Company recognized $21 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $14 million in income related to the ineffectiveness of its hedges. In 2002, the Company recognized approximately $20 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $8 million in income related to the ineffectiveness of its hedges.

The Company's effective tax rate decreased to 38.06 percent for 2003 from 39.51 percent in 2002 primarily due to the Company's higher earnings in 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.05 billion for the nine months ended September 30, 2003, compared to $406 million in the same prior year period. The increase was primarily due to higher net income in 2003, largely attributable to the $271 million government grant. Net cash provided by operating activities was $1.16 billion for the 12 months ended September 30, 2003. Cash generated from operating activities for the 12 months ended September 30, 2003 was primarily used to finance capital expenditures.

Cash flows used in investing activities during the nine months ended September 30, 2003, totaled $855 million compared to $372 million in 2002. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended September 30, 2003 totaled $1.09 billion.

Net cash from financing activities during the nine months ended September 30, 2003, was $28 million compared to $370 million, net, used in financing activities in 2002. Cash used in financing activities during 2002 was primarily for the repayment of the Company's $475 million revolving credit facility that the Company drew down in September 2001 and for the repayment of a special purpose trust through which the Company had financed the purchase of 19 new aircraft during 2001 and 2002. The trust was dissolved prior to December 31, 2002. These investing activities were partially offset by cash generated from the issuance of $385 million in unsecured notes in March 2002.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily with regards to future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of two new 737-700 aircraft from Boeing in the first quarter 2003, three in second quarter 2003, and eight in third quarter 2003, the Company has four remaining 737-700 aircraft deliveries for fourth quarter 2003. Also, in October 2003, the Company exercised one Boeing 737-700 option for 2005 delivery and four 2006 options for accelerated delivery to 2004. The Company also entered into an agreement to lease a new Boeing 737-700 beginning in 2004. These changes bring the Company's total firm orders to 46 aircraft for 2004 plus one leased aircraft. The following table details the Company's current firm orders, options, and purchase rights through 2012.

The following table details information on the 385 aircraft in the Company's fleet as of September 30, 2003:

On aircraft delivered from the manufacturer, the Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm commitments, as of September 30, 2003, was approximately $3.3 billion, subject to adjustments for inflation, due as follows: $234 million remaining in 2003, $1.1 billion in 2004, $700 million in 2005, $645 million in 2006, $523 million in 2007, and $95 million thereafter.

In October 2003, on the scheduled redemption date, the Company redeemed its $100 million senior unsecured 8 3/4% Notes originally issued in 1991.

The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2003 of $2.0 billion and internally generated funds. The Company has two fully available unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April 2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest's estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "may," "will," "should," and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company's present expectations. Factors that could cause these differences include, but are not limited to:

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

  War or other military actions by the U.S. or others.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Note 5 to the unaudited condensed consolidated financial statements.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  31.1 Rule 13a-14(a) Certification of Chief Executive Officer

  31.2 Rule 13a-14(a) Certification of Chief Financial Officer

  32.1 Section 1350 Certification of Chief Executive Officer

  32.2 Section 1350 Certification of Chief Financial Officer

  Reports on Form 8-K

On October 20, 2003, Southwest filed a current report on Form 8-K to furnish the Company's public announcement of its third quarter 2003 earnings and an announcement regarding the payment of commissions to travel agencies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

October 21, 2003

By /s/ Gary C. Kelly

Gary C. Kelly

Executive Vice President - Chief Financial Officer

(Principal Financial and

Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

Exhibit 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer