Form 10-K
period 2003-12-31
SOUTHWEST AIRLINES CO
filed 2004-01-29
CIK 92380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-7259

SOUTHWEST AIRLINES CO.

(Exact name of registrant as specified in its charter)

TEXAS	74-1563240
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P.O. Box 36611
Dallas, Texas	75235-1611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 792-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
Common Share Purchase Rights	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13,309,000,000, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2003, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of Common Stock outstanding as of the close of business on December 31, 2003: 789,390,678 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of
Shareholders, May 19, 2004:	PART III

PART I

Item 1. Business

Description of Business

     Southwest Airlines Co. (“Southwest”) is a major domestic airline that provides predominantly shorthaul, high-frequency, point-to-point, low-fare service. Southwest was incorporated in Texas in 1967 and commenced Customer Service on June 18, 1971 with three Boeing 737 aircraft serving three Texas cities - Dallas, Houston, and San Antonio.

     At year-end 2003, Southwest operated 388 Boeing 737 aircraft and provided service to 59 airports in 58 cities in 30 states throughout the United States. Southwest Airlines topped the monthly domestic passenger traffic rankings for the first time in May 2003. Based on monthly data from May through August 2003 (the latest available data), Southwest Airlines is the largest carrier in the United States based on originating domestic passengers boarded and scheduled domestic departures. The Company recently announced that it intends to begin service to Philadelphia in May 2004.

     One of Southwest’s competitive strengths is its low operating costs. Southwest has the lowest costs, adjusted for stage length, on a per mile basis, of all of the major airlines. Among the factors that contribute to its low cost structure are a single aircraft type, an efficient, high-utilization, point-to-point route structure, and hardworking, innovative, and highly productive Employees.

     The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31) and fourth quarter (October 1 - December 31) of most years.

     Southwest’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.southwest.com.

Fuel

     The cost of fuel is an item having significant impact on the Company’s operating results. The Company’s average cost of jet fuel, net of hedging gains, over the past five years was as follows:

	Cost	Average Cost	Percent of
Year	(Millions)	per Gallon	Operating Expenses

1999	$492	$.53	12.5%
2000	$804	$.79	17.4%
2001	$771	$.71	15.6%
2002	$762	$.68	14.9%
2003	$830	$.72	15.2%

     From October 1, 2003 through December 31, 2003, the average cost per gallon was $.74. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Southwest’s fuel hedging activities.

Regulation

     Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997 (commonly known as the “Wright Amendment”), as it affects Southwest’s scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas if (a) “such air carrier does not offer or provide any through service or ticketing with another air carrier” and (b) “such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states.” The Wright Amendment does not restrict flights operated with aircraft having 56 or fewer passenger seats. The Wright Amendment does not restrict Southwest’s intrastate Texas flights or its air service from points other than Love Field.

     The Department of Transportation (“DOT”) has significant regulatory jurisdiction over passenger airlines. Unless exempted, no air carrier may furnish air transportation over any route without a DOT certificate of public convenience and necessity, which does not confer either exclusive or proprietary rights. The Company’s certificates are unlimited in duration and permit the Company to operate among any points within the United States, its territories and possessions, except as limited by the Wright Amendment, as do the certificates of all other U.S. carriers. DOT may revoke such certificates, in whole or in part, for intentional failure to comply with certain provisions of the U.S. Transportation Code, or any order or regulation issued thereunder or any term of such certificate; provided that, with respect to revocation, the certificate holder has first been advised of the alleged violation and fails to comply after being given a reasonable time to do so.

     DOT prescribes uniform disclosure standards regarding terms and conditions of carriage and prescribes that terms incorporated into the Contract of Carriage by reference are not binding upon passengers unless notice is given in accordance with its regulations.

     Safety. The Company and its third-party maintenance providers are subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness, and other certificates, which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U. S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

     The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration (OSHA) and Food and Drug Administration (FDA) regulations.

     Security. On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act (“Security Act”). The Security Act generally provides for enhanced aviation security measures. The Security Act established a new Transportation Security Administration (“TSA”), which has recently been moved to the new Department of Homeland Security. The TSA assumed the aviation security functions previously residing in the FAA and assumed passenger screening contracts at U.S. airports on February 17, 2002. The TSA now provides for the screening of all passengers and property, which is performed by federal employees. Beginning February 1, 2002, a $2.50 per enplanement security fee is imposed on passengers (maximum of $5.00 per one-way trip). This fee was suspended by Congress from June 1 through September 30, 2003. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an annual Security Infrastructure Fee which approximated $23 million for Southwest in 2002 and $18 million in 2003. This fee was also suspended by Congress from June 1 through September 30, 2003. Like the FAA, the TSA may impose and collect fines for violations of its regulations.

     Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. While these security requirements have not impacted aircraft utilization, they have impacted our business. The Company has invested significantly in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. The Company has implemented its Automated Boarding Passes and RAPID CHECK-IN self service kiosks in its 59 airports to reduce the number of lines in which a Customer must wait. During 2003, the Company also installed gate readers at all of its airports to improve the boarding reconciliation process. In 2004, Customers will be able to check baggage using RAPID CHECK-IN kiosks. Southwest also plans to introduce internet checkin and transfer boarding passes at the time of checkin.

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

     Operations at John Wayne Airport, Orange County, California, are governed by the Airport’s Phase 2 Commercial Airline Access Plan and Regulation (the “Plan”). Pursuant to the Plan, each airline is allocated total annual seat capacity to be operated at the airport, subject to renewal/reallocation on an annual basis. Service at this airport may be adjusted annually to meet these requirements.

     The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that such environmental regulatory developments will have a material impact on the Company’s capital expenditures or otherwise adversely effect its operations, operating costs, or competitive position. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company is undertaking voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with such sites will have a material adverse effect on the Company’s operations, costs, or profitability.

     Customer Service Commitment. From time to time, the airline transportation industry has been faced with possible legislation dealing with certain Customer service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines formalized its dedication to Customer Satisfaction by adopting its Customer Service Commitment, a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on “About SWA” at www.southwest.com. Congress is expected to monitor the effects of the industry’s plans, and there can be no assurance that legislation will not be proposed in the future to regulate airline Customer service practices.

Marketing and Competition

     Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in markets with frequent, conveniently timed flights and low fares. At year-end, Southwest served 337 nonstop city pairs. Southwest’s average aircraft trip stage length in 2003 was 558 miles with an average duration of approximately 1.5 hours. Examples of markets offering frequent daily flights are: Dallas to Houston, 35 weekday roundtrips; Phoenix to Las Vegas, 19 weekday roundtrips; and Los Angeles International to Oakland, 22 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Baltimore and Los Angeles, Phoenix and Tampa Bay, Seattle and Nashville, and Houston and Oakland.

     Southwest’s point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for Customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 79 percent of the Company’s Customers fly nonstop. In addition, Southwest serves many conveniently located satellite or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood and Long Island Islip airports, which are typically less congested than other airlines’ hub airports and enhance the Company’s ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft are at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities that would otherwise be required. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities. Southwest does not interline or offer joint fares with other airlines, nor have any commuter feeder relationships.

     Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company’s highest oneway unrestricted walkup fare offered is $299 for any flight. Even lower walkup fares are available on Southwest’s short and medium haul flights.

     Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through the Company’s home page on the Internet, www.southwest.com. For the year ended December 31, 2003, more than 85 percent of Southwest’s Customers chose the Ticketless travel option and approximately 54 percent of Southwest’s passenger revenues came through its Internet site, which has become a vital part of the Company’s distribution strategy. As part of Southwest’s cost reduction measures and due to the success of its website, the Company has announced it will no longer pay commissions to travel agents for sales on or after December 15, 2003.

     The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have larger fleets and wider name recognition. Certain major United States airlines have established marketing or codesharing alliances with each other, including Northwest Airlines/Continental Airlines/Delta Air Lines; American Airlines/Alaska Airlines; and United Airlines/USAirways.

     After the terrorist acts of September 11, 2001, and in the face of weak demand for air service, most major carriers (not including Southwest) significantly reduced service, grounded aircraft, and furloughed employees. UAL, the parent of United Airlines, and US Airways sought relief from financial obligations in bankruptcy and other, smaller carriers have ceased operation entirely. America West Airlines, USAirways, and others received federal loan guarantees authorized by federal law and additional airlines may do so in the future. Many carriers renegotiated collective bargaining agreements and vendor agreements, resulting in a reduction in their costs. More recently, many major carriers have announced plans for capacity increases in 2004; likewise, smaller low cost carriers have accelerated their growth plans. While Southwest’s share of the domestic market has continued to increase, it is not currently possible to assess the ultimate impact of all of these events on airline competition.

     The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets, particularly the private automobile. In shorthaul air services that compete with surface transportation, price is a competitive factor, but frequency and convenience of scheduling, facilities, transportation safety and security procedures, and Customer Service are also of great importance to many passengers.

Insurance

     The Company carries insurance of types customary in the airline industry and at amounts deemed adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company’s credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation.

     Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 3 to the Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance until August 31, 2004, and permits such coverage to be extended until December 31, 2004. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2004, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on the Company’s ongoing operations or future financial performance.

Frequent Flyer Awards

     Southwest’s frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a flight segment credit for each one-way trip flown or two credits for each round trip flown. Rapid Rewards Customers can also receive flight segment credits by using the services of non-airline partners, which include car rental agencies, hotels, and credit card partners, including the Southwest Airlines Bank One (formerly First USA (R)) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket (“Award Ticket”) offers one free roundtrip travel award to any Southwest destination after the accumulation of 16 flight segment credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass (“Companion Pass”) is granted for flying 50 roundtrips (or 100 one-way trips) on Southwest within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any Southwest destination for a designated companion of the qualifying Rapid Rewards member. In order for the designated companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and designated companion must travel together on the same flight.

     Trips flown are valid for flight segment credits toward Award Tickets and Companion Passes for twelve months only; Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely; and Award Tickets and Companion Passes are valid for one year with an automatic expiration date. “Black out” dates apply during peak holiday periods. Unlike most of its competitors, the Company does not limit the number of seats available to holders of Award Tickets and Companion Passes.

     The Company also sells flight segment credits to business partners including credit card companies, phone companies, hotels, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

     Customers redeemed approximately 2.5 million, 2.2 million, and 1.7 million Award Tickets and flights on Companion Passes during 2003, 2002, and 2001, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 7.5 percent in 2003, 6.8 percent in 2002, and 5.4 percent in 2001. The number of Award Tickets outstanding at December 31, 2003 and 2002 was approximately 1.4 million. In addition, there were approximately 5.6 million partially earned Award Tickets as of December 31, 2003. However, due to the expected expiration of a portion of credits making up these partial awards, not all of them will eventually turn into useable Award Tickets. Also, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2003 and 2002 was approximately 53,000 and 55,000, respectively. The Company currently estimates that an average of 3 to 4 trips will be redeemed per outstanding Companion Pass.

     The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for flight segment credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. Revenue from the sale of flight segment credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2003 and 2002 was not material.

Employees

     At December 31, 2003, Southwest had 32,847 active Employees, consisting of 10,854 flight, 1,956 maintenance, 15,949 ground Customer and fleet service and 4,088 management, accounting, marketing, and clerical personnel.

     Southwest has ten collective bargaining agreements covering approximately 80.2 percent of its Employees. The following table sets forth the Company’s Employee groups and collective bargaining status:

Employee Group	Represented by	Agreement amendable on

Customer Service and Reservations	International Association of Machinists and Aerospace Workers, AFL-CIO	November 2008 (or 2006 at the Union’s option under certain conditions)

Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU”)	In negotiations

Ramp, Operations and Provisioning	TWU	June 2008 (or 2006 at the Union’s option under certain conditions)

Pilots	Southwest Airlines Pilots’ Association	September 2006

Flight Dispatchers	Southwest Airlines Employee Association	November 2009

Aircraft Appearance Technicians	Aircraft Mechanics Fraternal Association (“AMFA”)	February 2009

Stock Clerks	International Brotherhood of Teamsters (“Teamsters”)	August 2008

Mechanics	AMFA	August 2005

Flight Simulator Technicians	Teamsters	November 2008

Flight/Ground School Instructors and Flight Crew Training Instructors	Southwest Airlines Professional Instructors Association	December 2012

Item 2. Properties

Aircraft

     Southwest operated a total of 388 Boeing 737 aircraft as of December 31, 2003, of which 89 and 7 were under operating and capital leases, respectively. The remaining 292 aircraft were owned.

     Southwest was the launch Customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 2003, Southwest had 146 Boeing 737-700 aircraft in service.

     The following table details information on the 388 aircraft in the Company’s fleet as of December 31, 2003:

		Average Age	Number of	Number	Number
737 Type	Seats	(Yrs)	Aircraft	Owned	Leased

-200	122	21.2	23	21	2
-300	137	12.6	194	110	84
-500	122	12.7	25	16	9
-700	137	3.3	146	145	1
Totals		9.6	388	292	96

     The Company currently intends to retire its fleet of 23 Boeing 737-200 aircraft by the end of first quarter 2005.

     In total, at January 29, 2004, the Company had firm orders and options to purchase Boeing 737 aircraft as follows:

Firm Orders and Options to Purchase Boeing 737-700 Aircraft

Delivery Year	Firm Orders		Options	Purchase Rights

2004	47	*	—	—
2005	28		6	—
2006	22		12	—
2007	25		9	20
2008	6		25	20
2009-2012	—		—	177
Totals	128		52	217

*Includes one leased aircraft to be delivered new from a third party.

Ground Facilities and Services

     Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway, its training center near Love Field, which houses six 737 simulators, and its corporate headquarters, also located near

Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2003, the Company operated nine reservation centers. The reservation centers located in Little Rock, Arkansas; Chicago, Illinois; Albuquerque, New Mexico; Oklahoma City, Oklahoma; and Salt Lake City, Utah occupy leased space. The Company owns its Dallas, Texas; Houston, Texas; Phoenix, Arizona; and San Antonio, Texas reservation centers. The Company recently announced that it intends to close its Dallas, Salt Lake City, and Little Rock reservations centers on February 28, 2004.

     Southwest has entered into a concession agreement with the Town of Islip, New York which gives the Company the right to construct, furnish, occupy, and maintain a new concourse at the airport. Once all phases of the project are completed, the concourse could have up to a total of eight gates. Phase I of this project, which is expected to be ready for operations in mid-2004, includes four gates. Phase II construction, which includes an additional 4 gates, could, at the Company’s election, begin immediately upon the completion of Phase I and could be completed in 2005. When all phases of construction are complete, the entire new concourse will become the property of the Town of Islip. In return for constructing the new concourse, Southwest will receive fixed-rent abatements for a total of 25 years; however, the Company will still be required to pay variable rents for common use areas and manage the new concourse.

     The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual aircraft maintenance costs.

Item 3. Legal Proceedings

     The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company’s federal income tax returns and, in the course of those examinations, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments that it deems lacking of merit. The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None to be reported.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2004) are as follows:

Name	Position	Age

Herbert D. Kelleher	Chairman of the Board	72

James F. Parker	Vice Chairman of the Board and Chief Executive Officer	57

Colleen C. Barrett	Director, President and Chief Operating Officer	59

Donna D. Conover	Executive Vice President- Customer Service	50

Gary C. Kelly	Executive Vice President and Chief Financial Officer	48

James C. Wimberly	Executive Vice President- Chief Operations Officer	50

Joyce C. Rogge	Senior Vice President - Marketing	46

Ron Ricks	Vice President-Governmental Affairs	54

Dave Ridley	Vice President-Ground Operations	50

     Executive officers are elected annually at the first meeting of Southwest’s Board of Directors following the annual meeting of shareholders or appointed by the Chief Executive Officer pursuant to Board authorization. Each of the above individuals has worked for Southwest Airlines Co. for more than the past five years.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

Period	Dividend	High	Low

2003
1st Quarter	$0.00450	$15.33	$11.72
2nd Quarter	0.00450	17.70	14.09
3rd Quarter	0.00450	18.99	15.86
4th Quarter	0.00450	19.69	15.30
2002
1st Quarter	$0.00450	$22.00	$17.17
2nd Quarter	0.00450	19.35	14.85
3rd Quarter	0.00450	16.08	10.90
4th Quarter	0.00450	16.70	11.23

     As of December 31, 2003, there were 12,114 holders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

     During 2003, Herbert D. Kelleher, Chairman of the Board, exercised unregistered options to purchase Southwest Common Stock as follows:

Number of Shares Purchased	Exercise Price	Date of Exercise	Date of Option Grant

51,947	$1.00	6/16/03	1/1/92
287,173	1.00	6/16/03	1/1/96
506,250	4.64	6/16/03	1/1/96
54,630	2.24	6/16/03	1/1/92
120,000	1.00	11/19/03	1/1/96

     The issuances of the above options and shares to Mr. Kelleher were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the provision of Section 4(2) of the Securities Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Kelleher contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or to an exemption from such registration. The issuance of such shares was not underwritten.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under Equity
	be Issued Upon Exercise		Compensation Plans
	of Outstanding Options,	Weighted-Average Exercise	(Excluding Securities
	Warrants and Rights	Price of Outstanding Options,	Reflected in Column (a))
	(in thousands)	Warrants and Rights*	(in thousands)

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	29,821	$10.77	18,317
Equity Compensation Plans not Approved by Security Holders	127,694	$10.77	36,616
Total	157,515	$10.77	54,933

*As adjusted for stock splits.

     See Note 13 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 6. Selected Financial Data

     The following financial information for the five years ended December 31, 2003 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Years ended December 31,

	2003		2002		2001		2000		1999

Financial Data:
(In millions, except per share amounts)
Operating revenues	$5,937		$5,522		$5,555		$5,650		$4,736
Operating expenses	5,454		5,104		4,924		4,628		3,954

Operating income	483		418		631		1,022		782
Other expenses(income), net	(225)		25		(197)		4		8

Income before income taxes	708		393		828		1,018		774
Provision for income taxes	266		152		317		392		299

Net income(3)	$442		$241		$511		$626		$475

Net income per share, basic	$.56		$.31		$.67		$.84		$.63
Net income per share, diluted	$.54		$.30		$.63		$.79		$.59
Cash dividends per common share	$.0180		$.0180		$.0180		$.0148		$.0143
Total assets at period-end	$9,878		$8,954		$8,997		$6,670		$5,654
Long-term obligations at period-end	$1,332		$1,553		$1,327		$761		$872
Stockholders’ equity at period-end	$5,052		$4,422		$4,014		$3,451		$2,836
Operating Data:
Revenue passengers carried	65,673,945		63,045,988		64,446,773		63,678,261		57,500,213
Revenue passenger miles (RPMs) (000s)	47,943,066		45,391,903		44,493,916		42,215,162		36,479,322
Available seat miles (ASMs) (000s)	71,790,425		68,886,546		65,295,290		59,909,965		52,855,467
Load factor (1)	66.8%		65.9%		68.1%		70.5%		69.0%
Average length of passenger haul (miles)	730		720		690		663		634
Trips flown	949,882		947,331		940,426		903,754		846,823
Average passenger fare	$87.42		$84.72		$83.46		$85.87		$79.35
Passenger revenue yield per RPM	11.97	¢	11.77	¢	12.09	¢	12.95	¢	12.51	¢
Operating revenue yield per ASM	8.27	¢	8.02	¢	8.51	¢	9.43	¢	8.96	¢
Operating expenses per ASM	7.60	¢	7.41	¢	7.54	¢	7.73	¢	7.48	¢
Operating expenses per ASM, excluding fuel	6.44	¢	6.30	¢	6.36	¢	6.38	¢	6.55	¢
Fuel cost per gallon (average)	72.3	¢	68.0	¢	70.9	¢	78.7	¢	52.7	¢
Number of Employees at year-end	32,847		33,705		31,580		29,274		27,653
Size of fleet at year-end (2)	388		375		355		344		312

(1)	Revenue passenger miles divided by available seat miles.

(2)	Includes leased aircraft.

(3)	Before cumulative effect of change in accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 2003, Southwest posted a profit for the 31st consecutive year. The Company also extended its streak of consecutive quarterly profits to 51 periods in fourth quarter 2003. Both of these achievements are unsurpassed in the airline industry. For the third consecutive year, the airline industry as a whole suffered a net loss and many of the larger airlines underwent or continued massive efforts to restructure their business, gain wage concessions from their employees, and slash costs in efforts to avoid bankruptcy or emerge from bankruptcy. For the Company, although profitability levels have not returned to those achieved prior to the September 11, 2001, terrorist attacks, profits increased considerably versus 2002, even excluding the impact of government grants received in both years.

Although the process has been gradual, revenue trends had shown improvement prior to the Iraq war, and have steadily improved since major hostilities in Iraq ended in May 2003. However, air traffic remains depressed compared to pre-September 11, 2001, levels, particularly business demand. Unit revenues continue to run below pre-September 11, 2001, levels by more than 10 percent and the percentage of Customers traveling on full-fares remains down from historical levels. The Company does not anticipate a complete recovery in revenues until the economy fully recovers and there is an upturn in business travel.

The Company’s business strategy did not waver in 2003. Southwest remained committed to providing predominantly shorthaul flights, high frequency service, low fares, point-to-point flying, and high-quality Customer Service, all while keeping costs low. The Company also continued to complement this strategy by adding longer haul flights, including transcontinental service.

The Company continued to respond to the many security changes imposed since the terrorist attacks and find ways to improve Customer convenience and the airport experience. The Company has automated and significantly streamlined the ticketing and boarding process with computer generated bag tags, automated boarding passes, self-service boarding pass kiosks, and electronic boarding pass readers at the gate. The Company also has made technological advancements, including the addition of functionality to its website at www.southwest.com, and has continued to enhance its fleet interiors with a new look, including comfortable leather seats.

The Company did not open any new cities in 2003, although it continued to improve its quality of service between cities already served. The Company recently announced that it would begin new service to Philadelphia, Pennsylvania in May 2004, which will represent the Company’s 60th airport and 31st state to which it flies. During 2003, the Company added 17 new 737-700 aircraft to its fleet and retired four older 737-200 aircraft, resulting in a net capacity increase of 4.2 percent. This brought the Company’s all-737 fleet to 388 aircraft at the end of 2003.

During 2003, the Company made announcements that are expected to benefit the Company’s overall cost structure in 2004 and beyond. The Company announced it would add “blended winglets” to its fleet of 737-700 aircraft. The addition of these wing enhancements, which began to be retrofitted on existing aircraft in fourth quarter 2003 and are expected to take place through early 2005, will extend the range of these aircraft, save fuel, lower engine maintenance costs, and reduce takeoff noise. New aircraft are expected to arrive with winglets already installed beginning in August 2004. In October 2003, the Company announced it would no longer pay commissions on travel agency sales effective December 15, 2003, consistent with virtually all other U.S. airlines. This change in policy is expected to save the Company approximately $40 million in 2004. In November 2003, the Company also announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift to the internet as a preferred way of booking travel. The Company’s website, www.southwest.com, is now accountable for more than half of passenger revenues, and, as a consequence, demand for phone contact has dramatically decreased. The Company estimates the costs associated with this decision, approximately $20 million, will be recognized primarily in first quarter 2004. These costs are primarily related to Employee relocation expenses and severance packages. The Company estimates that future annual operating cost savings related to this decision will exceed the costs incurred. See Note 9 to the Consolidated Financial Statements for further information. The Company also expects to benefit from efficiencies achieved at airports through our effort to improve the Customer experience in ticketing and boarding.

Available seat mile (ASM) capacity currently is expected to grow in the 7 to 8 percent range in 2004 with the planned net addition of 29 aircraft. The Company currently has 47 new Boeing 737–700s scheduled for delivery during the year and plans to retire 18 of the Company’s older 737-200s.

RESULTS OF OPERATIONS

2003 COMPARED WITH 2002 The Company’s consolidated net income for 2003 was $442 million ($.54 per share, diluted), as compared to 2002 net income of $241 million ($.30 per share, diluted), an increase of $201 million or 83.4 percent. Operating income for 2003 was $483 million, an increase of $66 million, or 15.8 percent compared to 2002.

As disclosed in Note 3 to the consolidated financial statements, results for 2003 included $271 million as “Other gains” from the Emergency Wartime Supplemental Appropriations Act (Wartime Act) and results for 2002 included $48 million as “Other gains” from grants under the Air Transportation Safety and System Stabilization Act (Stabilization Act). The Company believes that excluding the impact of these special items will enhance comparative analysis of results. The grants were made to stabilize and support the airline industry as a result of the devastating effects of the September 11, 2001 terrorist attacks and the 2003 war with Iraq. Neither of these grants was indicative of the Company’s operating performance for these respective periods, nor should they be considered in developing trend analysis for future periods. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2003 and 2002 with results excluding the impact of the government grants received:

(in millions, except per share amounts)	2003	2002

Operating expenses, as reported	$5,454	$5,105
Profitsharing impact of Stabilization Act grant	—	(7)
Profitsharing impact of Wartime Act grant	(40)	—

Operating expenses, excluding impact of government grants	$5,414	$5,098

Operating income, as reported	$483	$417
Profitsharing impact of Stabilization Act grant	—	7
Profitsharing impact of Wartime Act grant	40	—

Operating income, excluding impact of government grants	$523	$424

Net income, as reported	$442	$241
Stabilization Act grant, net of income taxes and profitsharing	—	(25)
Wartime Act grant, net of income taxes and profitsharing	(144)	—

Net income, excluding government grants	$298	$216

Net income per share, diluted, as reported	$.54	$.30
Stabilization Act grant, net of income taxes and profitsharing	—	(.03)
Wartime Act grant, net of income taxes and profitsharing	(.18)	—

Net income per share, diluted, excluding government grants	$.36	$.27

Excluding the governments grants received in both years, consolidated net income for 2003 was $298 million ($.36 per share, diluted), as compared to 2002 net income of $216 million ($.27 per share, diluted), an increase of $82 million, or 38.0 percent. The increase was primarily due to overall higher demand for air travel in 2003, vacation travel in particular. Operating income for 2003 was $523 million, an increase of $99 million, or 23.3 percent compared to 2002.

OPERATING REVENUES Consolidated operating revenues increased $415 million, or 7.5 percent, primarily due to a $400 million, or 7.5 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to a 5.6 percent increase in revenue passenger miles (RPMs) flown. Although the Company saw a disruption in revenue and bookings due to the threat of war and from the subsequent conflict between the United States and Iraq during the first half of 2003, demand improved following the war.

The increase in revenue passenger miles primarily was due to a 4.2 percent increase in added capacity, as measured by available seat miles or ASMs. This was achieved through the Company’s net addition of 13 aircraft during 2003 (net of four aircraft retirements). The Company’s improved load factor for 2003 (RPMs divided by ASMs) was 66.8 percent, compared to 65.9 percent for 2002. The improved 2003 load factor is still well below pre-September 11, 2001, annual levels. Passenger yields for 2003 (passenger revenue divided by RPMs) were $.1197 compared to $.1177 in 2002, an increase of 1.7 percent, due to less heavy fare discounting in 2003 by the Company and the airline industry in general.

As the economy recovers and demand for business travel increases, the Company’s operating revenue yields per ASM (unit revenues) gradually continue to improve. Although the first half of January 2004 showed modest unit revenue growth, bookings suggest that January’s load factor could fall below January 2003’s load factor of 58.0 percent.

Consolidated freight revenues increased $9 million, or 10.6 percent, primarily due to an increase in freight and cargo units shipped. Other revenues increased $6 million, or 6.3 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored Bank One® (formerly First USA) Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2003 increased $349 million, or 6.8 percent, compared to the 4.2 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2003 and 2002 followed by explanations of these changes on a per-ASM basis:

					Increase	Percent
	2003		2002		(decrease)	change

Salaries, wages, and benefits	3.10	¢	2.89	¢	.21 ¢	7.3%
Fuel and oil	1.16		1.11		.05	4.5
Maintenance materials and repairs	.60		.57		.03	5.3
Agency commissions	.07		.08		(.01)	(12.5)
Aircraft rentals	.25		.27		(.02)	(7.4)
Landing fees and other rentals	.52		.50		.02	4.0
Depreciation	.53		.52		.01	1.9
Other	1.37		1.47		(.10)	(6.8)

Total	7.60	¢	7.41	¢	.19 ¢	2.6%

Operating expenses per ASM increased 2.6 percent to $.0760, primarily due to increases in salaries, profitsharing, and jet fuel prices, after hedging gains. For first quarter 2004, excluding costs associated with the Company’s reservations center consolidation, the Company currently expects an increase in operating expenses per ASM compared to first quarter 2003 primarily due to higher salaries, jet fuel prices, and airport costs. Based on the Company’s aggressive efforts to mitigate these cost pressures, unit costs should begin to decline in the second half of 2004. For the year 2004, the Company’s goal is to, at least, keep unit costs flat with 2003.

Salaries, wages, and benefits expense per ASM increased 7.3 percent. Approximately 60 percent of the increase was due to an increase in salaries and wages per ASM, primarily from increases in average wage rates. The majority of the remainder of the increase was due to an increase in Employee retirement plans expense per ASM, primarily from the increase in 2003 earnings and resulting profitsharing. The Company also expects to experience an increase in salaries, wages, and benefits per ASM in 2004 due, in part, to restructuring charges related to the consolidation of the Company’s reservations centers. See Note 9 to the Consolidated Financial Statements.

The Company’s Flight Attendants are subject to an agreement with the TWU that became amendable in June 2002. In September 2003, the Company and the TWU requested the assistance of the National Mediation Board in the negotiations for a new contract; however, as of the end of 2003, a mutual agreement had not been reached.

Fuel and oil expense per ASM increased 4.5 percent, primarily due to a 6.3 percent increase in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2003 was 72.3 cents compared to 68.0 cents in 2002, excluding fuel related taxes but including the effects of hedging activities. The Company’s 2003 and 2002 average jet fuel costs are net of approximately $171 million and $45 million in gains from hedging activities, respectively. See Note 2 and Note 10 to the Consolidated Financial Statements. As detailed in Note 10 to the Consolidated Financial Statements, the

Company has hedges in place for over 80 percent of its anticipated fuel consumption in 2004 with a combination of derivative instruments that effectively cap prices at about $24 per barrel, including approximately 82 percent of its anticipated requirements for first quarter 2004. Considering current market prices and the continued effectiveness of the Company’s fuel hedges, the Company is forecasting first quarter 2004 average fuel cost per gallon to be in the 75 to 80 cent range. The majority of the Company’s near term hedge positions are in the form of option contracts, which protect the Company in the event of rising jet fuel prices and allow the Company to benefit in the event of declining prices.

Maintenance materials and repairs per ASM increased 5.3 percent primarily due to an increase in engine maintenance. The Company outsources all of its engine maintenance work. Approximately half of the increase in engine maintenance expense was for 737-300 and -500 aircraft subject to a long-term maintenance contract, which is based on a contract rate charged per hour flown. The majority of the increase in engine expense for these aircraft in 2003 was due to an increase in the contract rate per hour flown, predicated on increased engine maintenance events. The other half of the increase in engine maintenance expense was for 737-700 aircraft, which is based on a time and materials basis. Expense for these aircraft engines increased because of an increase in repairs for these aircraft engines. Currently, the Company expects an increase in maintenance materials and repairs expense per ASM in first quarter 2004, versus 2003, due to the number of engine repairs scheduled.

Agency commissions per ASM decreased 12.5 percent, primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 20 percent in 2002 to approximately 16 percent in 2003. Approximately 54 percent of passenger revenues in 2003 were derived through the Company’s web site at www.southwest.com versus 49 percent in 2002. In October 2003, the Company announced it would no longer pay commissions on travel agency sales effective December 15, 2003. This change in policy is expected to save the Company approximately $40 million in 2004.

Aircraft rentals per ASM and depreciation expense per ASM were both impacted by a higher percentage of the aircraft fleet being owned. Aircraft rentals per ASM decreased 7.4 percent while depreciation expense per ASM increased 1.9 percent. The Company owns all 17 of the aircraft it put into service during 2003. This, along with the retirement of three owned and one leased aircraft, has increased the Company’s percentage of aircraft owned or on capital lease to 77 percent at December 31, 2003, from 76 percent at December 31, 2002. Based on the Company’s scheduled 2004 capacity increases and aircraft financing plans, the Company expects a decline in aircraft rental expense per ASM in 2004.

Landing fees and other rentals per ASM increased 4.0 percent primarily as a result of higher space rental rates throughout the Company’s system. During 2003, many other major airlines reduced their flight capacity at airports served by the Company. Since Southwest did not reduce its flights, the Company incurred higher airport costs based on a greater relative share of total flights and passengers.

Other operating expenses per ASM decreased 6.8 percent. Approximately 70 percent of the decrease was due to lower aviation insurance costs. Following the September 2001 terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than then-prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime

Supplemental Appropriations Act (see Note 3 to the Consolidated Financial Statements) extended the government’s mandate to provide war-risk insurance until August 31, 2004, and permits extensions until December 31, 2004. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums than 2002. However, aviation insurance remains substantially higher than before September 11, 2001. The majority of the remaining decrease in other operating expenses per ASM was due to reductions in security costs from the transition of airport security to the federal government, and decreases in advertising and personnel-related expenses. As a result of recently concluded negotiations for 2004 commercial insurance coverage and the additional coverage provided by the government, the Company currently expects other operating expenses per ASM to decrease again, in 2004.

OTHER “Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased $15 million, or 14.2 percent, compared to the prior year, primarily due to lower effective interest rates. The Company executed two interest-rate swaps in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 10 to the Consolidated Financial Statements for more information on the Company’s hedging activities. Excluding the effect of any new debt offerings the Company may execute during 2004, the Company expects a decrease in interest expense compared to 2003, due to the full year effect of the 2003 interest rate swaps, the October 2003 redemption of its $100 million senior unsecured 8 3/4% Notes, and the scheduled redemption of the Company’s $175 million Aircraft Secured Notes on its due date in fourth quarter 2004. Capitalized interest increased $16 million, or 94.1 percent, primarily as a result of higher 2003 progress payment balances for scheduled future aircraft deliveries, compared to 2002. Based on the Company’s current schedule of progress payments and aircraft deliveries, the Company expects progress payment balances, and corresponding capitalized interest, to increase in 2004 compared to 2003. Interest income decreased $13 million, or 35.1 percent, primarily due to a decrease in rates earned on short-term investments. Other gains in 2003 and 2002 primarily resulted from government grants of $271 million and $48 million, respectively, received pursuant to the Wartime and the Stabilization Acts. See Note 3 to the Company’s Consolidated Financial Statements for further discussion of these Acts.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased to 37.60 percent in 2003 from 38.64 percent in 2002 due to higher Company earnings in 2003 and lower effective state income tax rates.

2002 COMPARED WITH 2001 The Company’s consolidated net income for 2002 was $241 million ($.30 per share, diluted), as compared to 2001 net income of $511 million ($.63 per share, diluted), a decrease of $270 million or 52.8 percent. Approximately 43 percent of this decrease was due to the decrease in government grants that the Company recognized under the Stabilization Act. In 2002 and 2001, the Company recognized $48 million (pretax) and $235 million (pretax) in government grants under the Stabilization Act. See Note 3 to the Consolidated Financial Statements. The remainder of the decrease primarily was due to the full-year impact of the September 11, 2001 terrorist attacks on the Company and the airline industry.

Following the September 11, 2001 terrorist attacks, all U.S. commercial flight operations were suspended for approximately three days. However, the Company continued to incur nearly all of its normal operating expenses (with the exception of certain direct trip-related expenditures such as fuel, landing fees, etc.). The Company canceled approximately 9,000 flights before resuming flight operations on September 14. After operations were fully resumed, load factors and passenger yields were severely depressed, and ticket refund activity increased. In addition, operating expenses in areas such as aviation insurance and security-related expenses were much higher than before. From January 2001 through the end of August 2001, the Company had earned approximately $707 million in operating income. However, for September 2001, it incurred operating losses of $113 million, and for fourth quarter 2001, operating income was $37 million. For the full year 2002, operating income was $417 million, a decrease of $214 million, or 33.9 percent compared to 2001 due to the full year impact the terrorist attacks had on airline industry revenue performance.

OPERATING REVENUES Consolidated 2002 operating revenues decreased $33 million from 2001, or .6 percent, primarily due to a $38 million, or .7 percent, decrease in passenger revenues. The decrease in passenger revenues was primarily due to lower load factors attributable to the post-September 11, 2001 reduction in demand for air travel. The Company’s load factor for 2002 was 65.9 percent, compared to 68.1 percent for 2001, resulting from a capacity (ASM) increase of 5.5 percent versus a traffic (RPM) increase of only 2.0 percent. The increase in ASMs was due to the net addition of 20 aircraft during 2002 (net of three aircraft retirements).

Consolidated freight revenues decreased $6 million, or 6.6 percent, primarily due to a 40.3 percent decrease in mail revenues. Following the terrorist attacks, the United States Postal Service shifted a significant portion of the mail that commercial carriers had previously carried to freight carriers. The mail decrease more than offset an 11.4 percent increase in other freight revenues. Other revenues increased $11 million, or 12.9 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored Bank One® Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2002 increased $181 million, or 3.7 percent, compared to the 5.5 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2002 and 2001 followed by explanations of these changes on a per ASM basis:

					Increase	Percent
	2002		2001		(decrease)	change

Salaries, wages, and benefits	2.89	¢	2.84	¢	.05 ¢	1.8%
Fuel and oil	1.11		1.18		(.07)	(5.9)
Maintenance materials and repairs	.57		.61		(.04)	(6.6)
Agency commissions	.08		.16		(.08)	(50.0)
Aircraft rentals	.27		.29		(.02)	(6.9)
Landing fees and other rentals	.50		.48		.02	4.2
Depreciation	.52		.49		.03	6.1
Other	1.47		1.49		(.02)	(1.3)

Total	7.41	¢	7.54	¢	(.13) ¢	(1.7)%

Salaries, wages, and benefits expense per ASM increased 1.8 percent due to a 5.7 percent increase in salaries and wages per ASM and a 7.6 percent increase in benefits expense per ASM, mostly offset by a 30.3 percent decrease in Employee retirement plans expense per ASM. The majority of the increase in salaries and wages was due to headcount additions outpacing the Company’s capacity growth in several operational areas, due in part to additional security requirements at airports. The remaining portion of the increase in salaries and wages per ASM primarily was due to higher average wage rates.

The increase in benefits expense per ASM primarily was due to higher health care costs. Employee retirement plans expense per ASM decreased due to lower Company earnings available for profitsharing. In 2002 and 2001, earnings available for profitsharing included $48 million and $235 million, respectively, from grants recognized under the Stabilization Act. See Note 3 to the Consolidated Financial Statements.

Fuel and oil expense per ASM decreased 5.9 percent, primarily due to a 4.0 percent decrease in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2002 was 68.0 cents compared to 70.9 cents in 2001, excluding fuel related taxes but including the effects of hedging activities. The Company’s 2002 and 2001 average jet fuel costs are net of approximately $45 million and $80 million in gains from hedging activities, respectively. See Notes 2 and 10 to the Consolidated Financial Statements.

Maintenance materials and repairs per ASM decreased 6.6 percent. This decrease primarily was due to a decrease in airframe expense resulting from fewer outsourced heavy maintenance events versus 2001. More heavy maintenance events were performed internally in 2002, resulting in the labor costs associated with those events being reflected in salaries and wages.

Agency commissions per ASM decreased 50.0 percent, primarily due to a change in the Company’s commission rate policy. Effective October 15, 2001, the Company reduced the commission paid to travel agents from eight percent for Ticketless bookings and five percent for paper ticket bookings, to five percent, regardless of the type of ticket sold. In addition, the mix of tickets sold through travel agents declined from 25 percent of total revenues in 2001 to 20 percent in 2002, thereby reducing commissionable revenues and commission expense.

Aircraft rentals per ASM and depreciation expense per ASM were both impacted by a higher percentage of the aircraft fleet being owned. Aircraft rentals per ASM decreased 6.9 percent while depreciation expense per ASM increased 6.1 percent. The Company owns all 23 of the aircraft it put into service during 2002. This, along with the retirement of one owned and two leased aircraft in 2002, increased the Company’s percentage of aircraft owned or on capital lease to 76 percent at December 31, 2002, from 74 percent at December 31, 2001.

Landing fees and other rentals per ASM increased 4.2 percent primarily as a result of airport rate increases throughout the Company’s system. Moreover, following the terrorist attacks, most other major airlines reduced their flight schedules due to the drop in air travel. Since Southwest did not reduce its flights, the Company incurred higher airport costs based on a greater relative share of total flights and passengers.

Other operating expenses per ASM decreased 1.3 percent despite a per-ASM increase of more than 175 percent in aviation insurance costs. The insurance cost increases were more than offset through various cost control measures implemented immediately following the prior year terrorist attacks, including reductions in personnel related expenses and office expenses. Excluding insurance expense, other operating expenses per ASM decreased 8.5 percent. Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government then stepped in to provide supplemental third-party war-risk insurance coverage to commercial airlines, for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates during 2002 and for levels of coverage not available at that time in the commercial market.

OTHER “Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased $36 million, or 51.4 percent, compared to the prior year, due to higher debt levels. In fourth quarter 2001, the Company issued $614 million in long-term debt in the form of Pass Through Certificates. In first quarter 2002, the Company issued $385 million in unsecured notes. See Note 7 to the Consolidated Financial Statements for more information on these two borrowings. The increase in expense caused by these borrowings was partially offset by a decrease in interest rates on the Company’s floating rate debt and the July 2001 redemption of $100 million of unsecured notes. Capitalized interest decreased $4 million, or 19.0 percent, primarily as a result of lower 2002 progress payment balances for scheduled future aircraft deliveries, compared to 2001. Interest income decreased $6 million, or 14.0 percent, as higher invested cash balances for the year were more than offset by lower rates. Other gains in 2002 and 2001 primarily resulted from $48 million and $235 million, respectively, received as the Company’s share of government grants under the Stabilization Act. See Note 3 to the Company’s Consolidated Financial Statements for further discussion of the Stabilization Act.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, increased to 38.64 percent in 2002 from 38.24 percent in 2001, primarily due to the Company’s lower earnings in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.3 billion in 2003 compared to $520 million in 2002. For the Company, operating cash inflows are primarily derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day in which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are primarily related to the recurring expenses of operating the airline. For 2003, the increase in operating cash flows primarily was due to higher net income, largely attributable to the $271 million government grant from the Wartime Act. Also contributing to the increase in operating cash flows was an increase in accrued liabilities and a decrease in accounts and other receivables. The increase in accrued liabilities primarily was due to an increase in accrued profitsharing from higher 2003 earnings available for profitsharing. The decrease in accounts and other receivables was primarily due to the 2003 collection of a $51 million tax refund related to the 2002 tax year. Cash generated in 2003 and in 2002 was primarily used to finance aircraft-related capital expenditures and provide working capital.

Cash flows used in investing activities in 2003 totaled $1.2 billion compared to $603 million in 2002. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Although the Company received fewer new aircraft in 2003 (17 new 737-700s) versus 2002 (23 new 737-700s), there was a substantial increase in progress payments for future deliveries compared to the prior year. The increase in progress payments primarily was related to aircraft to be delivered in 2004 and 2005. During 2003, the Company accelerated the delivery for several aircraft from future years into 2004, and exercised options for several 2004 and 2005 deliveries. These decisions resulted in an acceleration of progress payments to the manufacturer related to the aircraft. See Note 4 to the Consolidated Financial Statements.

Net cash used in financing activities was $48 million in 2003 compared to $382 million in 2002. Cash used in financing activities during 2003 was primarily for the redemption of its $100 million senior unsecured 8 ¾% Notes originally issued in 1991. This was mostly offset by proceeds of $93 million from the exercise of Employee stock options. Cash used in financing activities in 2002 was primarily for the repayment of the Company’s $475 million revolving credit facility that the Company drew down in September 2001 and for the repayment of a special purpose trust (Trust) created in 2001. See Note 4 to the Consolidated Financial Statements for more information on the Trust. These uses were partially offset by cash generated from the issuance of $385 million in unsecured notes in March 2002. See Note 6 and Note 7 to the Consolidated Financial Statements for more information on these financing activities.

The Company has various options available to meet its capital and operating commitments, including cash on hand at December 31, 2003, of $1.9 billion, internally generated funds, and a $575 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability.

The Company has two fully available unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April 2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. The Company expects that it will be able to renew the expiring 364-day facility for an additional 364-day period at reasonable terms. If the Company is unable to renew, the Company’s available credit facility will be reduced.

The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings in the future. The Company currently expects that a portion of these securities will be issued in 2004.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

Southwest has contractual obligations and commitments primarily with regards to future purchases of aircraft, payment of debt, and lease arrangements. Along with the receipt of 17 new 737-700 aircraft from Boeing in 2003, the Company exercised several options for delivery in 2004 and 2005 and accelerated the delivery dates for several aircraft into 2004 from future years. The Company also entered into an agreement to lease a new Boeing 737-700 from a third party beginning in 2004. The following table details the Company’s current firm orders, options, and purchase rights for 737-700 aircraft:

	As of December 31, 2003
	Firm	Options*

2004**	47	—
2005	28	6
2006	22	12
2007	25	29
2008	6	45
2009-2012	—	177

Total	128	269

*	Includes purchase rights

**	Includes one leased aircraft

The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from the manufacturer and must be exercised two years prior to the contractual delivery date.

The following table details information on the 388 aircraft in the Company’s fleet as of December 31, 2003:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-200	122	21.2	23	21	2
-300	137	12.6	194	110	84
-500	122	12.7	25	16	9
-700	137	3.3	146	145	1

TOTALS		9.6	388	292	96

The Company has engaged in off-balance sheet arrangements in the leasing of aircraft. The leasing of aircraft provides flexibility to the Company by allowing for capacity and fleet growth, without the substantial cash outlay necessary to purchase new aircraft. Although the Company is responsible for all maintenance, insurance, and expense associated with operating the aircraft, and retains the risk of loss for leased aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms.

As shown above and as disclosed in Note 8 to the Consolidated Financial Statements, the Company operates 96 aircraft that it has leased from third parties, of which 89 are operating leases. As prescribed by GAAP, assets and obligations under operating lease are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft are shown below as well as in Note 8 to the Consolidated Financial Statements.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2003:

	Obligations by period (in millions)

		2005	2007	Beyond
Contractual obligations	2004	- 2006	- 2008	2008	Total

Long-term debt (1)	$196	$658	$110	$511	$1,475
Capital lease commitments (2)	18	38	29	39	124
Operating lease commitments	283	492	392	1,328	2,495
Aircraft purchase commitments (3)	1,177	1,421	619	—	3,217
Other purchase commitments	90	133	5	—	228

Total contractual obligations	$1,764	$2,742	$1,155	$1,878	$7,539

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Includes amounts classified as interest

(3)	Firm orders from the manufacturer

The Company currently expects that it will issue a portion of its $1.0 billion in public debt securities and pass through certificates from its outstanding shelf registrations during 2004, in order to fulfill some of its obligations as noted above.

There were no outstanding borrowings under the revolving credit facility at December 31, 2003. See Note 6 to the consolidated financial statements for more information.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with United States GAAP. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The Company’s air traffic liability balance at December 31, 2003 was $462 million.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage”, tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns, as noted above, can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund and exchange activity may vary from estimated amounts. Furthermore, the Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Following September 2001 and through 2002, the Company experienced fluctuations in estimated refunds and exchanges, and correspondingly, forfeited tickets, due to many of the factors described above. Following the terrorist events of September 11, 2001, and the subsequent temporary shutdown of U.S. air space, Southwest temporarily suspended its normal refund policy in order to provide the highest Service to the Company’s Customers, including the refunding of nonrefundable tickets upon Customer request. As a result, the Company experienced refunds during September 2001 and through December 2001 far above historical refund levels and in excess of the Company’s contractual obligations. In evaluating passenger revenue through third quarter 2001, based on these unusually high refund levels, the Company estimated that approximately $30 million of these refunds related to revenue previously recognized for estimated forfeited tickets. As a result, the Company reduced third quarter 2001 “Passenger revenue” by $30 million and restored “Air traffic liability”, accordingly.

Subsequent to third quarter 2001 and through second quarter 2002, the Company experienced a higher than historical mix of discount, nonrefundable ticket sales. The Company also experienced changes in Customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks, and an uncertain economy. Consequently, the Company recorded $36 million in additional passenger revenue in second quarter 2002 as Customers required fewer refunds and exchanges, resulting in more forfeited tickets. During 2003, refund, exchange, and forfeiture activity returned to more historic, pre-September 11, 2001, patterns.

Accounting for Long-Lived Assets

As of December 31, 2003, the Company had approximately $10.6 billion of long-lived assets, including $8.6 billion in flight equipment and related assets. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

	Estimated	Estimated
	Useful Life	Residual value

Aircraft and engines	20 to 25 years	15%*
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	5 years or lease term	0%

* The Company’s remaining 737-200’s, due to be retired by first quarter 2005, have residual values of 2%

In estimating the lives and expected residual values of its aircraft, the Company has primarily relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Aircraft estimated useful lives are based on the number of “cycles” flown (a “cycle” is one take-off and landing). The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation expense, as required by GAAP.

When appropriate, the Company evaluates its long-lived assets for impairment. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft and continues to experience positive cash flow. Consequently, the Company has not identified any impairments related to its existing aircraft fleet. The Company will continue to monitor its long-lived assets and the airline operating environment.

Financial Derivative Instruments

The Company utilizes financial derivative instruments to manage its risk associated with changing jet fuel prices, and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). See “Qualitative and Quantitative Disclosures about Market Risk” for more information on these risk management activities and see Notes 2 and 10 to the Consolidated Financial Statements for more information on SFAS 133, the Company’s fuel hedging program, and financial derivative instruments.

SFAS 133 requires that all derivatives be marked to market (fair value) and recorded on the Consolidated Balance Sheet. The fair value of the Company’s financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2003, was $251 million. The financial derivative instruments utilized by the Company primarily were a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

The Company enters into financial derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil and heating oil) and adjusted based on historical variations to those like commodities.

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. Based on these actual results once all values and prices become known, the Company’s estimates have proved to be materially accurate. Furthermore, since the majority of the Company’s hedges settle within 12 to 24 months from the time the Company enters into the contract for the derivative financial instrument, the estimates being made are relatively short-term.

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

SFAS 133 is a complex accounting standard with stringent requirements including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is executed by the Company. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil).

The Company also utilizes financial derivative instruments in the form of interest rate swap agreements. During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012, and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under the first interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2003, was a liability of approximately $18 million. This amount is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to:

•	Items directly linked to the September 11, 2001 terrorist attacks, such as the adverse impact of new airline and airport security directives on the Company’s costs and Customer demand for travel, changes in the Transportation Security Administration’s scope for managing U.S. airport security, the availability and cost of war-risk and other aviation insurance, including the federal government’s provision of third party war-risk coverage, and the possibility of additional incidents that could cause the public to question the safety and/or efficiency of air travel.

•	War or other military actions by the U.S. or others.

•	Competitive factors, such as fare sales and capacity decisions by the Company and its competitors, changes in competitors’ flight schedules, mergers and acquisitions, codesharing programs, and airline bankruptcies.

•	General economic conditions, which could adversely affect the demand for travel in general and consumer ticket purchasing habits, as well as decisions by major freight Customers on how they allocate freight deliveries among different types of carriers.

•	Factors that could affect the Company’s ability to control its costs, such as the results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, the largely unpredictable prices of jet fuel, crude oil, and heating oil, the continued effectiveness of the Company’s fuel hedges, changes in the Company’s overall fuel hedging strategy, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs and regulatory requirements, changes in commission policy, availability of capital markets, future financing decisions made by the Company, and reliance on single suppliers for both the Company’s aircraft and its aircraft engines.

•	Disruptions to operations due to adverse weather conditions and air traffic control-related constraints.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest has interest rate risk in its floating rate debt obligations and interest rate swaps, and has commodity price risk in jet fuel required to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 96 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 2 to the Consolidated Financial Statements for information on the

Company’s accounting for its hedging program and Note 10 to the Consolidated Financial Statements for further details on the Company’s financial derivative instruments.

Fuel hedging. The Company utilizes its fuel hedges as a form of insurance against significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume 1.2 billion gallons of jet fuel in 2004. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $12 million per year.

The fair values of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2003, were net assets of $251 million. The current portion of these financial derivative instruments, or $164 million, is classified as “Fuel hedge contracts” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $87 million, is included in “Other assets.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2003, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $125 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2003, levels, except underlying futures prices.

Financial market risk. Airline operators are inherently capital intensive as the vast majority of the Company’s assets are expensive aircraft, which are long-lived. The Company’s strategy is to capitalize conservatively and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an “A” credit rating on its senior unsecured fixed-rate debt with Standard & Poor’s and Fitch ratings agencies, and a “Baa1” credit rating with Moody’s rating agency. The Company’s Aircraft Secured Notes and French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, during 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012, and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Due to these transactions, the Company considers these debts to also be at floating rates. Although there is interest rate risk associated with these floating rate borrowings, the risk for the Aircraft Secured Notes and French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt on any of the semi-annual principal and interest payment dates. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the $385 million 6.5% senior unsecured notes that were converted to a floating rate as previously noted, the Company had outstanding senior unsecured notes totaling $300 million at December 31, 2003. These senior unsecured notes currently have a weighted-average maturity of 9.3 years at fixed rates averaging 7.75 percent at December 31, 2003, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The fixed-rate portion of the Company’s pass-through certificates consists of its Class A certificates and Class B certificates, which totaled $193 million at December 31, 2003. These Class A and Class B certificates had a weighted-average maturity of 2.3 years at fixed rates averaging 5.58 percent at December 31, 2003. The carrying value of the Company’s floating rate debt totaled $964 million, and this debt had a weighted-average maturity of 4.6 years at floating rates averaging 1.47 percent at December 31, 2003. In total, the Company’s fixed rate debt and floating rate debt represented 6.5 percent and 13.0 percent, respectively, of total noncurrent assets at December 31, 2003.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.9 billion at December 31, 2003. The Company invests available cash in certificates of deposit, highly rated money markets, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2003, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2003, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $1 million. Utilizing these assumptions and considering the Company’s cash balance, short-term investments, and floating-rate debt outstanding at December 31, 2003, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, the revolving credit facility, and outstanding debt agreements. Covenants included the maintenance of minimum credit ratings and minimum asset fair values. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2003. However, if conditions change and the Company failed to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET

	DECEMBER 31,

(In millions, except share data)	2003	2002

ASSETS
Current assets:
Current and cash equivalents	$1,865	$1,815
Accounts and other receivables	132	175
Inventories of parts and supplies, at cost	93	86
Fuel hedge contracts	164	113
Prepaid expenses and other current assets	59	43

Total current assets	2,313	2,232
Property and equipment, at cost:
Flight equipment	8,646	8,025
Ground property and equipment	1,117	1,042
Deposits on flight equipment purchase contracts	787	389

	10,550	9,456
Less allowance for depreciation and amortization	3,107	2,810

	7,443	6,646
Other assets	122	76

	$9,878	$8,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405	$362
Accrued liabilities	650	529
Air traffic liability	462	412
Current maturities of long-term debt	206	131

Total current liabilities	1,723	1,434
Long-term debt less current maturities	1,332	1,553
Deferred income taxes	1,420	1,227
Deferred gains from sale and leaseback of aircraft	168	184
Other deferred liabilities	183	134
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 789,390,678 and 776,662,894 shares issued in 2003 and 2002, respectively	789	777
Capital in excess of par value	258	136
Retained earnings	3,883	3,455
Accumulated other comprehensive income	122	54

Total stockholders’ equity	5,052	4,422

	$9,878	$8,954

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME

	YEARS ENDED DECEMBER 31,

(In millions, except per share amounts)	2003	2002	2001

OPERATING REVENUES:
Passenger	$5,741	$5,341	$5,379
Freight	94	85	91
Other	102	96	85

Total operating revenues	5,937	5,522	5,555
OPERATING EXPENSES:
Salaries, wages, and benefits	2,224	1,993	1,856
Fuel and oil	830	762	771
Maintenance materials and repairs	430	390	398
Agency commissions	48	55	103
Aircraft rentals	183	187	192
Landing fees and other rentals	372	345	311
Depreciation and amortization	384	356	318
Other operating expenses	983	1,017	976

Total operating expenses	5,454	5,105	4,924

OPERATING INCOME	483	417	631
OTHER EXPENSES (INCOME):
Interest expense	91	106	70
Capitalized interest	(33)	(17)	(21)
Interest income	(24)	(37)	(43)
Other (gains) losses, net	(259)	(28)	(203)

Total other expenses (income)	(225)	24	(197)

INCOME BEFORE INCOME TAXES	708	393	828
PROVISION FOR INCOME TAXES	266	152	317

NET INCOME	$442	$241	$511

NET INCOME PER SHARE, BASIC	$.56	$.31	$.67

NET INCOME PER SHARE, DILUTED	$.54	$.30	$.63

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Treasury
(In millions, except per share amounts)	Stock	par value	earnings	income (loss)	stock	Total

Balance at December 31, 2000	$508	$104	$2,902	$—	$(63)	$3,451
Three-for-two stock split	254	(136)	(118)	—	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	5	29	(53)	—	63	44
Tax benefit of options exercised	—	54	—	—	—	54
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	511	—	—	511
Unrealized loss on derivative instruments	—	—	—	(31)	—	(31)
Other	—	—	—	(1)	—	(1)

Total comprehensive income						479

Balance at December 31, 2001	767	51	3,228	(32)	—	4,014
Issuance of common stock pursuant to Employee stock plans	10	47	—	—	—	57
Tax benefit of options exercised	—	38	—	—	—	38
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	241	—	—	241
Unrealized gain on derivative instruments	—	—	—	88	—	88
Other	—	—	—	(2)	—	(2)

Total comprehensive income						327

Balance at December 31, 2002	777	136	3,455	54	—	4,422
Issuance of common stock pursuant to Employee stock plans	12	81	—	—	—	93
Tax benefit of options exercised	—	41	—	—	—	41
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	442	—	—	442
Unrealized gain on derivative instruments	—	—	—	66	—	66
Other	—	—	—	2	—	2

Total comprehensive income						510

Balance at December 31, 2003	$789	$258	$3,883	$122	$—	$5,052

See accompanying notes

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

(In millions)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442	$241	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	356	318
Deferred income taxes	183	170	208
Amortization of deferred gains on sale and leaseback of aircraft	(16)	(15)	(15)
Amortization of scheduled airframe inspections and repairs	49	46	43
Income tax benefit from Employee stock option exercises	41	38	54
Changes in certain assets and liabilities:
Accounts and other receivables	43	(103)	67
Other current assets	(19)	(10)	(9)
Accounts payable and accrued liabilities	129	(149)	203
Air traffic liability	50	(38)	73
Other	50	(16)	32

Net cash provided by operating activities	1,336	520	1,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,238)	(603)	(998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	385	614
Proceeds from revolving credit facility	—	—	475
Proceeds from trust arrangement	—	119	266
Proceeds from Employee stock plans	93	57	44
Payments of long-term debt and capital lease obligations	(130)	(65)	(111)
Payments of trust arrangement	—	(385)	—
Payment of revolving credit facility	—	(475)	—
Payments of cash dividends	(14)	(14)	(13)
Other, net	3	(4)	(5)

Net cash provided by (used in) financing activities	(48)	(382)	1,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(465)	1,757
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,815	2,280	523

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,865	$1,815	$2,280

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$62	$80	$48
Income taxes	$51	$3	$66

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

CASH AND CASH EQUIVALENTS Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with maturities of three months or less are classified as cash and cash equivalents, which primarily consist of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates market value.

INVENTORIES Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are generally charged to expense when issued for use.

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 20 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are 15 percent, except for 737-200 aircraft, which will be retired from the Company’s fleet by the end of first quarter 2005. The estimated residual value for these aircraft is two percent, based on current market values. Residual value percentages for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

In estimating the lives and expected residual values of its aircraft, the Company has primarily relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual flight hours or cycles during a given period of time), governmental regulations on aging aircraft, changing market prices of new and used aircraft of the same or similar types, etc. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation expense, as required by GAAP.

When appropriate, the Company evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, operating or cash flow losses associated with the use of the long-lived asset, etc. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft and continues to experience positive cash flow.

AIRCRAFT AND ENGINE MAINTENANCE The cost of scheduled engine inspections and repairs and routine maintenance costs for aircraft and engines are charged to maintenance expense as incurred. Scheduled airframe inspections and repairs, known as D checks, are generally performed every ten years. Costs related to D checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, the time until the next D check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

In 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (Draft SOP). Among other items, the Draft SOP, as written, would require that all D checks be expensed as incurred beginning in 2005. See Recent Accounting Developments for further information.

REVENUE RECOGNITION Tickets sold are initially deferred as “Air traffic liability”. Passenger revenue is recognized when transportation is provided. “Air traffic liability” primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds and exchanges, net of forfeitures for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s revenue recognition method with respect to forfeited tickets.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges or forfeited tickets differing significantly from estimates; however, these differences have historically not been material. Additional factors that may affect estimated refunds, exchanges, and forfeitures include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and fare sale activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund and exchange activity may vary from estimated amounts.

Subsequent to third quarter 2001 and through second quarter 2002, the Company experienced a higher than historical mix of discount, nonrefundable ticket sales. The Company also experienced changes in Customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks, and an uncertain economy. Consequently, the Company recorded $36 million in additional passenger revenue in second quarter 2002 as Customers required fewer refunds and exchanges, resulting in more forfeited tickets. During 2003, refund, exchange, and forfeiture activity returned to more historic, pre-September 11, 2001, patterns.

FREQUENT FLYER PROGRAM The Company accrues the estimated incremental cost of providing free travel for awards earned under its Rapid Rewards frequent flyer program. The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program.

Funds received from the sale of flight segment credits and associated with future travel are deferred and recognized as “Passenger revenue” when the ultimate free travel awards are flown or the credits expire unused.

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $155 million, $156 million, and $148 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION The Company has stock-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based Employee compensation:

(In millions, except per share amounts)	2003	2002	2001

Net income, as reported	$442	$241	$511
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(57)	(53)	(25)

Pro forma net income	$385	$188	$486

Net income per share
Basic, as reported	$.56	$.31	$.67
Basic, pro forma	$.49	$.24	$.64

Diluted, as reported	$.54	$.30	$.63
Diluted, pro forma	$.48	$.23	$.61

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 13 for further discussion of the Company’s stock-based Employee compensation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. Among other items, SFAS 148 allows companies adopting SFAS 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, the Company has not adopted SFAS 123 utilizing any of the transition methods of SFAS 148. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that expensing of stock options will be required beginning January 1, 2005. The FASB expects to issue an exposure draft, which will be subject to public comment, in first quarter 2004 and issue its final standard in the second half of 2004. See Note 13 for further information on the Company’s stock-based compensation plans.

FINANCIAL DERIVATIVE INSTRUMENTS On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended, which governs the way it accounts for financial derivative instruments. The Company utilizes various derivative instruments, including both crude oil and heating oil based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, and fixed price swap agreements. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil and heating oil) and adjusted based on historical variations to those like commodities. See Notes 2 and 10 for further information on SFAS 133 and financial derivative instruments.

RECENT ACCOUNTING DEVELOPMENTS In fourth quarter 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released a Draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (Draft SOP). The Draft SOP, which is expected to be issued in its final form in first quarter 2004, would become effective for the Company January 1, 2005. The primary areas of applicability of the Draft SOP to the Company are in the areas of planned major maintenance activities (D checks) and component accounting.

As discussed in “Aircraft and Engine Maintenance”, the Company currently capitalizes costs related to D checks and amortizes those costs over the estimated period benefited, presently the least of ten years, the time until the next D check, or the remaining life of the aircraft. In the Draft SOP, D checks would be considered a planned major maintenance activity and, as such, would be expensed as incurred. During 2003, the Company recorded $49 million in “Depreciation expense” related to previously capitalized D checks, compared to the $47 million in D check costs that were capitalized during 2003. These amounts are not necessarily indicative of those experienced in previous periods or to be expected in future periods, however, as maintenance schedules can vary significantly from year to year. As of December 31, 2003, the Company has $185 million, net of related accumulated depreciation, in capitalized D checks classified as “Flight equipment” in the Consolidated Balance Sheet. Upon the expected adoption of the Draft SOP in 2005, any remaining unamortized costs of planned major maintenance activities (D checks) would be expensed as a cumulative effect of accounting change adjustment (charge) in the first quarter of that year.

The Draft SOP also requires, among other things, management to establish a level of “component” accounting, as defined, for property and equipment. The Draft SOP defines a component as a tangible part of property or equipment that is accounted for separately and is expected to provide benefit for more than one year. Each component of property and equipment shall be depreciated over its own separate useful life, and once it is replaced with a new component, any remaining value would be written off to expense in the period of replacement. Although the Company is still studying the Draft SOP as it relates to component accounting, Southwest does not expect its future results of operation or financial position to be materially affected by the application of component accounting.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46, as revised, is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during 2003. FIN 46 is applicable to financial statements of companies that have interests in all other types of entities, in first quarter 2004. However, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with Southwest as a result of FIN 46.

2. ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS 133. SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recorded in earnings. Any portion of a change in a derivative’s fair value that is considered to be ineffective, as defined, is recorded immediately in “Other (gains) losses, net” in the Consolidated Statement of Income. Any portion of a change in a derivative’s fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

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

Upon adoption of SFAS 133, the Company recorded the fair value of its fuel derivative instruments in the Consolidated Balance Sheet and a deferred gain of $46 million, net of tax, in “Accumulated other comprehensive income (loss)”. See Note 11 for further information on Accumulated other comprehensive income (loss). During 2003, 2002, and 2001, the Company recognized $16 million in additional income, $5 million in additional income, and $8 million in expense, respectively, in “Other (gains) losses, net”, related to the ineffectiveness of its hedges. During 2003, 2002, and 2001, the Company recognized approximately $29 million, $26 million, and $18 million, respectively, of net expense, related to amounts excluded from the Company’s measurements of hedge effectiveness, in “Other (gains) losses, net”. The 2001 adoption of SFAS 133 has resulted in more volatility in the Company’s financial statements than in the past due to the changes in market values of its derivative instruments and some ineffectiveness that has been experienced in its fuel hedges. See Note 10 for further information on the Company’s derivative instruments.

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

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act). The Stabilization Act provided for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001, through December 31, 2001, associated with the terrorist attacks. Each airline’s total eligible grant was determined based on that airline’s percentage of available seat miles (ASMs) during August 2001 to total eligible carriers’ ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of an ASM formula would result in an insufficient representation of their share of direct and incremental losses.

In 2001, the Department of Transportation (DOT) made a determination of the amount of eligible direct and incremental losses incurred by Southwest, and the Company was allotted 100 percent of its eligible grants, totaling $283 million. The Company recognized $235 million in “Other gains” from grants under the Stabilization Act during the second half of 2001 and recognized an additional $48 million as “Other gains” from grants under the Stabilization Act in third quarter 2002 coincident with the receipt of its final payment. Representatives of the DOT or other governmental agencies may perform additional audit and/or review(s) of the Company’s previously submitted final application. While the Stabilization Act is subject to significant interpretation as to what constitutes direct and incremental losses, management believes the Company’s eligible direct and incremental losses are sufficient to retain 100 percent of its eligible grant following additional audits or reviews, should they occur.

The Company recorded total special charges of $48 million in 2001 arising from the terrorist attacks, which included a $30 million reduction in “Passenger revenue.” Following the terrorist events of September 11, 2001, and the subsequent temporary shutdown of U.S. air space, Southwest temporarily suspended its normal refund policy in order to provide the highest Service to the Company’s Customers, including refunding nonrefundable tickets upon Customer request. As a result, the Company’s refunds during September 2001 and through December 2001 were far above historical refund levels and in excess of the Company’s contractual obligations. Refunds are recorded as a reduction in “Air traffic liability.” Based on these unusually high refunds, the Company estimated that approximately $30 million of these refunds related to revenue previously recognized for estimated forfeited tickets. As a result, the Company reduced third quarter 2001 “Passenger revenue” by $30 million and restored “Air traffic liability” accordingly. Total special charges also included $13 million in “Other operating expenses”, primarily related to write-downs of various assets due to impairment. Other miscellaneous charges totaling approximately $5 million were also included in “Other (gains) losses, net.”

On April 16, 2003, as a result of the United States war with Iraq, the Emergency Wartime Supplemental Appropriations Act (Wartime Act) was signed into law. Among other items, the legislation included a $2.3 billion government grant for airlines. Southwest received $271 million as its proportional share of the grant during second quarter 2003. This amount is included in “Other (gains) losses” in the accompanying Consolidated Income Statement for 2003. Also as part of the Wartime Act, the Company received approximately $5 million as a reimbursement for the direct cost of reinforcing cockpit doors on all of the Company’s aircraft. The Company accounted for this reimbursement as a reduction of capitalized property and equipment.

4. COMMITMENTS

The Company’s contractual purchase commitments consist primarily of scheduled aircraft acquisitions from Boeing. The Company has contractual purchase commitments with Boeing for 46 737-700 aircraft deliveries in 2004 (plus one leased aircraft to be delivered new from a third party), 28 scheduled for delivery in 2005, 22 in 2006, 25 in 2007, and 6 in 2008. In addition, the Company has options to purchase up to 52 737-700s during 2005-2008 and purchase rights for an additional 217 737-700s during 2007-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of December 31, 2003, aggregate funding needed for firm commitments is approximately $3.2 billion, subject to adjustments for inflation, due as follows: $1.2 billion in 2004, $776 million in 2005, $645 million in 2006, $524 million in 2007, and $95 million in 2008.

In November 2001, in response to decreased demand for air travel following the terrorist attacks, the Company modified its schedule for future aircraft deliveries to defer the acquisition of 19 new 737-700 aircraft that were either already in production at Boeing or were scheduled to be built through April 2002. The Company accomplished this by entering into a trust arrangement with a special purpose entity (the Trust) and assigned its purchase agreement with Boeing to the Trust with respect to the 19 aircraft originally scheduled for delivery between September 2001 and April 2002. Southwest subsequently entered into a purchase agreement with the Trust to purchase the aircraft at new delivery dates from January 2002 to April 2003. The Trust was formed to facilitate the financing of the Company’s near-term aircraft purchase obligations with Boeing. The Trust purchased 11 of the aircraft in 2001 and eight aircraft in 2002. For these 19 Trust aircraft, the Company recorded the associated assets (“Flight equipment”) and liabilities (“Aircraft purchase obligations”) in its financial statements as the aircraft were completed by Boeing and delivered to the Trust. In the Consolidated Statement of Cash Flows, the Trust’s receipt of these aircraft was recorded as “Purchases of property and equipment” and “Proceeds from trust arrangement.” During 2002, the Company accelerated the deliveries from the Trust and accepted delivery of all 19 aircraft, thereby terminating the Trust. The receipt of the aircraft from the Trust was reflected in the Consolidated Statement of Cash Flows as “Payments of trust arrangement”. The cost of financing these aircraft obligations, approximately $5 million, was expensed.

5. ACCRUED LIABILITIES

(In millions)	2003	2002

Retirement plans (Note 14)	$126	$71
Aircraft rentals	114	121
Vacation pay	109	96
Advances and deposits	121	80
Other	180	161

	$650	$529

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

In April 2002, the Company entered into two unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, was renewed for an additional year during April 2003. This facility now expires in April 2004. The other facility, for half of the amount, expires in April 2005. At the Company’s option, interest on the facilities can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points for both facilities given Southwest’s credit ratings at December 31, 2003. The Company expects that it will be able to renew the expiring 364-day facility for an additional 364-day period at reasonable terms. If the Company is unable to renew, the Company’s available credit facility will be reduced. As of December 31, 2003 and December 31, 2002, there were no outstanding amounts borrowed under either facility.

7. LONG-TERM DEBT

(In millions)	2003	2002

8 3/4% Notes due 2003	$—	$100
Aircraft Secured Notes due 2004	175	175
8% Notes due 2005	100	100
Pass Through Certificates	564	586
7 7/8% Notes due 2007	100	100
French Credit Agreements	47	50
6 1/2% Notes due 2012	371	385
7 3/8% Debentures due 2027	100	100
Capital leases (Note 8)	91	100

	1,548	1,696
Less current maturities	206	131
Less debt discount and issue costs	10	12

	$1,332	$1,553

In October 2003, the Company redeemed $100 million of senior unsecured 8 3/4% Notes originally issued in 1991.

On March 1, 2002, the Company issued $385 million senior unsecured Notes (Notes) due March 1, 2012. The Notes bear interest at 6.5 percent, payable semi-annually beginning on September 1, 2002. Southwest used the net proceeds from the issuance of the Notes, approximately $380 million, for general corporate purposes, including the repayment of the Company’s credit facility in March 2002. See Note 6. During 2003, the Company entered into an interest rate swap agreement relating to these Notes. See Note 10 for further information.

On October 30, 2001, the Company issued $614 million Pass Through Certificates consisting of $150 million 5.1% Class A-1 certificates, $375 million 5.5% Class A-2 certificates, and $89 million 6.1% Class B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes, which were issued by Southwest on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 29 Boeing 737-700 aircraft owned by Southwest and are secured by a mortgage on such aircraft. Interest on the equipment notes held for the certificates is payable semiannually, beginning May 1, 2002. Beginning May 1, 2002, principal payments on the equipment notes held for the Class A-1 certificates are due semiannually until the balance of the certificates mature on May 1, 2006. The entire principal of the equipment notes for the Class A-2 and Class B certificates are scheduled for payment on November 1, 2006. During 2003, the Company entered into an interest rate swap agreement relating to the $375 million 5.5% Class A-2 certificates. See Note 10 for further information.

In fourth quarter 1999, the Company issued $200 million of floating rate Aircraft Secured Notes (the Notes), due November 2004. The Notes are funded by a bank through a commercial paper conduit program and are secured by eight aircraft. Interest rates on the Notes are based on the conduit’s actual commercial paper rate, plus fees, for each period and are expected to average approximately LIBOR plus 36 basis points over the term of the Notes. Interest is payable monthly and the Company can prepay the Notes in whole or in part prior to maturity. The Company prepaid $25 million of the Notes during 2002.

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

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $893 million at December 31, 2003.

As of December 31, 2003, aggregate annual principal maturities (not including interest on capital leases) for the five-year period ending December 31, 2008 were $206 million in 2004, $143 million in 2005, $542 million in 2006, $114 million in 2007, $5 million in 2008, and $556 million thereafter.

8. LEASES

The Company had seven aircraft classified as capital leases at December 31, 2003. The amounts applicable to these aircraft included in property and equipment were:

(In millions)	2003	2002

Flight equipment	$171	$165
Less accumulated depreciation	114	106

	$57	$59

Total rental expense for operating leases charged to operations in 2003, 2002, and 2001 was $386 million, $371 million, and $359 million, respectively. The majority of the Company’s terminal operations space, as well as 89 aircraft, were under operating leases at December 31, 2003. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003, were:

(In millions)	Capital leases	Operating leases

2004	$18	$283
2005	24	273
2006	14	219
2007	16	202
2008	13	190
After 2008	39	1,328

Total minimum lease payments	124	$2,495

Less amount representing interest	33

Present value of minimum lease payments	91
Less current portion	10

Long-term portion	$81

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9. CONSOLIDATION OF RESERVATIONS CENTERS

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company’s website, www.southwest.com, is now responsible for more than half of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. The Company will close its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company is giving the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company’s remaining six centers. As of mid-January 2004, approximately 55 percent of these Employees had notified the Company that they would not relocate. Employees choosing to not relocate have been offered support packages, which include severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The costs associated with this decision, primarily related to Employee severance packages and relocation expenses, will be recognized primarily in first quarter 2004, in accordance with SFAS 146.

10. DERIVATIVE AND FINANCIAL INSTRUMENTS

Fuel contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2003, 2002, and 2001 represented approximately 15.2, 14.9 percent, and 15.6 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. As of December 31, 2003, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 82 percent of its 2004 total anticipated jet fuel requirements, approximately 60 percent of its 2005 total anticipated jet fuel requirements, and portions of its 2006-2007 total anticipated jet fuel requirements. As of December 31, 2003, the majority of the Company’s first quarter 2004 hedges are effectively heating oil-based positions in the form of option contracts. The majority of the remaining hedge positions are crude oil-based positions.

During 2003, 2002, and 2001, the Company recognized gains in “Fuel and oil” expense of $171 million, $45 million, and $80 million, respectively, from hedging activities. At December 31, 2003 and 2002, approximately $19 million and $13 million, respectively, due from third parties from expired derivative contracts, is included in “Accounts and other receivables” in the accompanying Consolidated Balance Sheet. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined. Therefore, all changes in fair value that are considered to be effective are recorded in “Accumulated other comprehensive income (loss)” until the underlying jet fuel is consumed. The fair value of the Company’s financial derivative instruments at December 31, 2003, was a net asset of approximately $251 million. The current portion of these financial derivative instruments is classified as “Fuel hedge contracts” and the long-term portion is classified as “Other assets” in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of December 31, 2003, the Company had approximately $123 million in unrealized gains, net of tax, in “Accumulated other comprehensive income (loss)” related to fuel hedges. Included in this total are approximately $83 million in net unrealized gains that are expected to be realized in earnings during 2004.

Interest Rate Swaps - During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012, and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under the first interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2003, was a liability of approximately $18 million. This amount is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 7.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2003, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company is in the process of negotiating similar agreements with other counterparties.

The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2003 were as follows:

		Estimated fair
(In millions)	Carrying value	value

Aircraft Secured Notes due 2004	$175	$175
8% Notes due 2005	100	107
Pass Through Certificates	564	604
7 7/8% Notes due 2007	100	116
French Credit Agreements	47	47
6 1/2% Notes due 2012	371	409
7 3/8% Debentures due 2027	100	112

The estimated fair values of the Company’s long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

11.     COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $510 million, $327 million, and $479 million for 2003, 2002, and 2001, respectively. The differences between Net income and Comprehensive income for these years are as follows:

(In millions)	2003	2002	2001

Net income	$442	$241	$511
Unrealized gain (loss) on derivative instruments, net of deferred taxes of $43, $56 and ($21)	66	88	(31)
Other, net of deferred taxes of $1, ($1) and $0	2	(2)	(1)

Total other comprehensive income	68	86	(32)

Comprehensive income	$510	$327	$479

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2003, 2002, and 2001, is shown below:

	Fuel		Accumulated other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)

Balance at December 31, 2001	$(31)	$(1)	$(32)
2002 changes in fair value	110	(2)	108
Reclassification to earnings	(22)	—	(22)

Balance at December 31, 2002	57	(3)	54
2003 changes in fair value	157	2	159
Reclassification to earnings	(91)	—	(91)

Balance at December 31, 2003	$123	$(1)	$122

12. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.

At December 31, 2003, the Company had common stock reserved for issuance pursuant to Employee stock benefit plans (242 million shares authorized of which 55 million shares have not yet been granted) and upon exercise of rights (408 million shares) pursuant to the Common Share Purchase Rights Agreement, as amended (Agreement).

Pursuant to the Agreement, each outstanding share of the Company’s common stock is accompanied by one common share purchase right (Right). Each Right is exercisable only in the event of a proposed takeover, as defined by the Agreement. The Company may redeem the Rights at $.0022 per Right prior to the time that 15 percent of the common stock has been acquired by a person or group. The Agreement is not applicable to a fully-financed or cash tender offer for all of the Company’s shares of common stock, which remains open for at least 60 calendar days, is at a price equal to the higher of (a) 65% over the average closing price of the common stock during the 90 days preceding the offer and (b) the highest closing price during the 52 weeks preceding the offer, and is accompanied by a written fairness opinion of a nationally recognized investment banking firm. If the Company is acquired, as defined in the Agreement, each Right will entitle its holder to purchase for $3.29 that number of the acquiring company’s or the Company’s common shares, as provided in the Agreement, having a market value of two times the exercise price of the Right. The Rights will expire no later than July 30, 2005.

On January 18, 2001, the Company’s Board of Directors declared a three-for-two stock split, distributing 254 million shares on February 15, 2001. Unless otherwise stated, all share and per share data presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to this stock split.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

13.     STOCK PLANS

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans.) None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are granted at or above the fair market value of the Company’s common stock on the date of grant, generally have terms ranging from six to twelve years, and vest primarily in accordance with the period covered by the respective collective bargaining agreement. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are granted at the fair market value of the Company’s common stock on the date of grant, have ten-year terms, and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. All of these other Employee plans have been approved by shareholders except the plan covering non-management, non-contract Employees, which had 7.6 million options outstanding to purchase the Company’s common stock as of December 31, 2003, and an additional plan which is not available to Officers or Board members, reserving 15 million shares for future grants.

Aggregated information regarding the Company’s fixed stock option plans, as adjusted for stock splits, is summarized below:

	COLLECTIVE BARGAINING PLANS		OTHER EMPLOYEE PLANS

		Average exercise		Average exercise
(In thousands, except exercise prices)	Options	price	Options	price

Outstanding December 31, 2000	63,400	$5.59	36,358	$8.66
Granted	1,665	19.05	4,022	18.75
Exercised	(4,166)	4.48	(4,135)	4.77
Surrendered	(349)	8.71	(1,394)	10.87

Outstanding December 31, 2001	60,550	6.05	34,851	10.20
Granted	48,414	13.37	4,423	16.90
Exercised	(4,211)	4.48	(3,805)	5.75
Surrendered	(733)	8.69	(1,317)	12.48

Outstanding December 31, 2002	104,020	9.51	34,152	11.47
Granted	26,674	13.53	4,770	14.63
Exercised	(7,422)	6.78	(3,318)	7.95
Surrendered	(3,214)	12.69	(1,052)	13.57

Outstanding December 31, 2003	120,058	$10.47	34,552	$12.21

Exercisable December 31, 2003	60,430	$7.46	16,031	$12.37
Available for grant in future periods	20,919		28,981

The following table summarizes information about stock options outstanding under the fixed option plans at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	Options	Wtd-average		Options
	outstanding at	remaining	Wtd-average	exercisable at	Wtd-average
Range of exercise prices	12/31/03 (000s)	contractual life	exercise price	12/31/03 (000s)	exercise price

$ 3.33 to $ 4.99	43,779	2.9 yrs	$4.05	40,295	$4.01
$ 5.11 to $ 7.41	2,411	2.5 yrs	5.77	2,411	5.77
$ 7.86 to $11.73	12,762	4.9 yrs	9.86	6,978	9.97
$12.11 to $18.07	87,167	7.8 yrs	13.76	22,328	14.12
$18.26 to $23.94	8,491	6.3 yrs	19.61	4,449	19.84

$3.33 to $23.94	154,610	6.0 yrs	$10.86	76,461	$8.49

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by stockholders, as of December 31, 2003, the Company is authorized to issue up to a remaining balance of 5.0 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 1.4 million shares in 2003, 1.4 million shares in 2002, and 1.0 million shares in 2001, at average prices of $14.04, $14.70, and $16.42, respectively. The weighted-average fair value of each purchase right under the ESPP granted in 2003, 2002, and 2001, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.56, $1.63, and $1.82, respectively.

Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

	2003	2002	2001

Wtd-average risk-free interest rate	2.6%	3.4%	4.5%
Expected life of option (years)	4.2	5.0	5.9
Expected stock volatility	34.0%	34.0%	34.8%
Expected dividend yield	0.13%	0.13%	0.07%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its Employee stock options.

The fair value of options granted under the fixed option plans during 2003 ranged from $3.33 to $8.17. The fair value of options granted under the fixed option plans during 2002 ranged from $3.54 to $8.52. The fair value of options granted under the fixed option plans during 2001 ranged from $5.69 to $9.11.

14.     EMPLOYEE RETIREMENT PLANS

The Company has defined contribution plans covering substantially all of Southwest’s Employees. The Southwest Airlines Co. Profitsharing Plan is a money purchase defined contribution plan and Employee stock purchase plan. The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are based primarily on Employee compensation and performance of the Company.

Company contributions to all retirement plans expensed in 2003, 2002, and 2001 were $219 million, $156 million, and $215 million, respectively.

15.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

(In millions)	2003	2002

DEFERRED TAX LIABILITIES:
Accelerated depreciation	$1,640	$1,440
Scheduled airframe maintenance	77	71
Fuel hedges	79	35
Other	19	26

Total deferred tax liabilities	1,815	1,572
DEFERRED TAX ASSETS:
Deferred gains from sale and leaseback of aircraft	89	96
Capital and operating leases	73	77
Accrued employee benefits	108	86
State taxes	47	43
Other	40	37

Total deferred tax assets	357	339

Net deferred tax liability	$1,458	$1,233

The provision for income taxes is composed of the following:

(In millions)	2003	2002	2001

CURRENT:
Federal	$73	$(19)	$99
State	10	1	10

Total current	83	(18)	109
DEFERRED:
Federal	170	157	187
State	13	13	21

Total deferred	183	170	208

	$266	$152	$317

For the year 2002, Southwest Airlines Co. had a tax net operating loss of $163 million for federal income tax purposes. This resulted in a federal tax refund due to utilization of this net operating loss as a carryback to prior taxable years. This refund, estimated at $51 million at December 31, 2002, was included in “Accounts and other receivables” in the Consolidated Balance Sheet at December 31, 2002 and was collected in 2003.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In millions)	2003	2002	2001

Tax at statutory
U.S. tax rates	$247	$138	$290
Nondeductible items	7	6	7
State income taxes, net of federal benefit	15	9	20
Other, net	(3)	(1)	—

Total income tax provision	$266	$152	$317

The Internal Revenue Service (IRS) regularly examines the Company’s federal income tax returns and, in the course of which, may propose adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments that it deems lacking of merit. The Company’s management does not expect that the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

16. NET INCOME PER SHARE

The following table sets forth the computation of net income per share, basic and diluted:

(In millions, except per share amounts)	2003	2002	2001

Net income	$442	$241	$511

Weighted-average shares outstanding, basic	783	773	763
Dilutive effect of Employee stock options	39	36	44

Adjusted weighted-average shares outstanding, diluted	822	809	807

Net income per share, basic	$.56	$.31	$.67

Net income per share, diluted	$.54	$.30	$.63

The Company has excluded 10 million, 11 million, and 6 million shares from its calculations of net income per share, diluted, in 2003, 2002, and 2001, respectively, as they represent antidilutive stock options for the respective periods presented.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

ERNST & YOUNG LLP

Dallas, Texas
January 21, 2004

Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

	Three months ended

2003	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$1,351	$1,515	$1,553	$1,517
Operating income	46	140	185	111
Income before income taxes	39	397	171	101
Net income	24	246	106	66

Net income per share, basic	.03	.32	.14	.08
Net income per share, diluted	.03	.30	.13	.08

2002	March 31	June 30	Sept. 30	Dec. 31

Operating revenues	$1,257	$1,473	$1,391	$1,401
Operating income	49	189	91	88
Income before income taxes	35	169	124	64
Net income	21	102	75	42

Net income per share, basic	.03	.13	.10	.05
Net income per share, diluted	.03	.13	.09	.05

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

     Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004 and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Part I following Item 4 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004 and is incorporated herein by reference.

     In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple new regulations, requiring the implementation of policies and procedures in the corporate governance area. Since beginning business in 1971, Southwest has thrived on a culture which encourages an entrepreneurial spirit in its Employees, and has emphasized personal responsibility, initiative, and the use of independent, good judgment. The Golden Rule is one of the core values, and there is a “top-down” insistence on the highest ethical standards at all times.

     In complying with new regulations requiring the institution of policies and procedures, it has been the goal of Southwest’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Southwest’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements. The Company’s Corporate Governance Guidelines, its charters for each of its Compensation and Nominating and Corporate Governance Committees, and a revised charter for its Audit Committee and its Code of Ethics covering all Employees are available on the Company’s website, www.southwest.com, and a copy will be mailed upon request to Sr. Director — Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website, at www.southwest.com under the “About SWA” caption, promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

     See “Compensation of Executive Officers,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Voting Securities and Principal Shareholders,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004.

Item 13. Certain Relationships and Related Transactions

     See “Election of Directors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004.

Item 14. Principal Accountant Fees and Services

     See “Relationship with Independent Auditors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 19, 2004.

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

3.	Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

3.2	Bylaws of Southwest, as amended through January 2004.

4.1	364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 and 3-Year Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 (incorporated by reference to Exhibits 10.2 and 10.1, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); First Amendment to 364-Day Competitive Advance and Revolving Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent, dated as of April 22, 2003 (incorporated by reference to Exhibit 10.7 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Amended and Restated Rights Agreement dated July 18, 1996 between Southwest and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest’s Registration Statement on Form 8-A/A dated August 12, 1996 (File No. 1-7259)); Amendment No. 1 to Rights Agreement dated March 15, 2001 (incorporated by reference to Exhibit 1 to Form 8-A Amendment No. 3 dated April 25, 2001 (File No. 1-7529)).

4.4	Indenture dated as of June 20, 1991 between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K

for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest.

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.

10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan.

10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan.

10.10	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Employment Agreement dated as of June 19, 2002 between Southwest and James F. Parker (incorporated by reference to Exhibit 10.16 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)).

10.14	Employment Agreement dated as of June 19, 2002 between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7259)).

10.15	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.16	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.18	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).

10.19	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.20	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.21	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.23	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.25	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.27	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.28	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

14	Code of Ethics

22	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Sr. Director of Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.

(b)	On October 20, 2003, Southwest filed a current report on Form 8-K to furnish the Company’s public announcement of its third quarter 2003 earnings and an announcement regarding the payment of commissions to travel agencies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST AIRLINES CO.

January 28, 2004	By /s/ Gary C. Kelly

Gary C. Kelly
Executive Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 28, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Herbert D. Kelleher Herbert D. Kelleher	Chairman of the Board of Directors

/s/ James F. Parker James F. Parker	Chief Executive Officer and Director

/s/ Colleen C. Barrett Colleen C. Barrett	President, Chief Operating Officer and Director

/s/ Gary C. Kelly Gary C. Kelly	Executive Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

/s/ C. Webb Crockett C. Webb Crockett	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ William P. Hobby William P. Hobby	Director

/s/ Travis C. Johnson	Director

Signature	Capacity

Travis C. Johnson

/s/ R.W. King R. W. King	Director

/s/ John T. Montford John T. Montford	Director

/s/ June M. Morris June M. Morris	Director

Louis Caldera	Director

/s/ Nancy Loeffler Nancy Loeffler	Director

INDEX TO THE EXHIBITS

(a)	1. Financial Statements:

The financial statements included in Item 8 above are filed as part of this annual report.

2.	Financial Statement Schedules:

There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.	Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

3.2	Bylaws of Southwest, as amended through January 2004.

4.1	364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 and 3-Year Competitive Advance and Revolving Credit Facility Agreement dated as of April 23, 2002 (incorporated by reference to Exhibits 10.2 and 10.1, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); First Amendment to 364-Day Competitive Advance and Revolving Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent, dated as of April 22, 2003 (incorporated by reference to Exhibit 10.7 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Amended and Restated Rights Agreement dated July 18, 1996 between Southwest and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1, Southwest’s Registration Statement on Form 8-A/A dated August 12, 1996 (File No. 1-7259)); Amendment No. 1 to Rights Agreement dated March 15, 2001 (incorporated by reference to Exhibit 1 to Form 8-A Amendment No. 3 dated April 25, 2001 (File No. 1-7529)).

4.4	Indenture dated as of June 20, 1991 between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997 between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest.

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.

10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan.

10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan.

10.10	10 Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Employment Agreement dated as of June 19, 2002 between Southwest and James F. Parker (incorporated by reference to Exhibit 10.16 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)).

10.14	Employment Agreement dated as of June 19, 2002 between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7259)).

10.15	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.16	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.18	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).

10.19	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.20	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.21	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.23	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.25	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.27	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.28	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

14	Code of Ethics

22	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.