Form 10-Q
period 2004-03-31
SOUTHWEST AIRLINES CO
filed 2004-04-16
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of the close of business on April 14, 2004:

                                  790,181,982

                             SOUTHWEST AIRLINES CO.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             Southwest Airlines Co.
                     Condensed Consolidated Balance Sheet
                                 (in millions)
                                  (unaudited)
                                              March 31,          December 31,
(in millions)                                   2004                2003
ASSETS
Current assets:
      Cash and cash equivalents                $1,824              $1,865
      Accounts and other receivables              178                 132
      Inventories of parts and supplies,
        at cost                                   105                  93
      Fuel hedge contracts                        231                 164
      Prepaid expenses and other
        current assets                             62                  59
          Total current assets                  2,400               2,313

Property and equipment, at cost:
      Flight equipment                          8,794               8,646
      Ground property and equipment             1,100               1,117
	Deposits on flight equipment
        purchase contracts                        939                 787
                                               10,833              10,550
      Less allowance for depreciation
        and amortization                        3,150               3,107
                                                7,683               7,443
Other assets                                      188                 122
                                              $10,271              $9,878

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                           $443                $405
      Accrued liabilities                         731                 650
      Air traffic liability                       700                 462
      Current maturities of long-term debt        307                 206
          Total current liabilities             2,181               1,723

Long-term debt less current maturities          1,270               1,332
Deferred income taxes                           1,476               1,420
Deferred gains from sale and
  leaseback of aircraft                           164                 168
Other deferred liabilities                        155                 183
Stockholders' equity:
      Common stock                                790                 789
      Capital in excess of par value              263                 258
      Retained earnings                         3,896               3,883
      Treasury stock                             (108)                 -
      Accumulated other comprehensive income      184                 122
           Total stockholders' equity           5,025               5,052
                                              $10,271              $9,878
See accompanying notes.

                                 Southwest Airlines Co.
                      Condensed Consolidated Statement of Income
                       (in millions, except per share amounts)
                                      (unaudited)
 Three months ended
                                                   March 31,

                                     2004           2003

OPERATING REVENUES:
  Passenger                        $1,428         $1,306
  Freight                              25             22
  Other                                31             23
    Total operating revenues        1,484          1,351

OPERATING EXPENSES:
  Salaries, wages, and benefits       589            516
  Fuel and oil                        230            208
  Maintenance materials and repairs   114            106
  Agency commissions                    2             12
  Aircraft rentals                     45             45
  Landing fees and other rentals      103             90
  Depreciation and amortization       103             93
  Other operating expenses            252            235
    Total operating expenses        1,438          1,305

OPERATING INCOME                       46             46

OTHER EXPENSES (INCOME):
  Interest expense                     19             26
  Capitalized interest                (10)            (7)
  Interest income                      (4)            (5)
  Other (gains) losses, net             -             (7)
    Total other expenses (income)       5              7



INCOME BEFORE INCOME TAXES             41             39
PROVISION FOR INCOME TAXES             15             15


NET INCOME                            $26            $24


NET INCOME PER SHARE, BASIC         $ .03          $ .03
NET INCOME PER SHARE, DILUTED       $ .03          $ .03

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                             785            778
    Diluted                           817            808

See accompanying notes.

                                   Southwest Airlines Co.
                     Condensed Consolidated Statement of Cash Flows
                                      (in millions)
                                       (unaudited)

                                                      Three months ended
                                                           March 31,
(in millions)                                         2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $26            $24
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                    103             93
        Deferred income taxes                             16             12
        Amortization of deferred gains on sale and
          leaseback of aircraft                           (4)            (4)
        Amortization of scheduled airframe
          inspections & repairs                           14             12
        Changes in certain assets and liabilities:
          Accounts and other receivables                 (47)            16
          Other current assets                           (15)            (1)
          Accounts payable and accrued liabilities       123             (7)
          Air traffic liability                          238            123
        Other                                            (37)            (1)
            Net cash provided by operating
              activities                                 417            267

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net            (360)          (193)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                            29              -
    Proceeds from Employee stock plans                    13             12
    Payments of long-term debt and
      capital lease obligations                           (7)            (6)
    Payments of cash dividends                            (7)            (7)
    Repurchase of common stock                          (125)             -
    Other, net                                            (1)             1
           Net cash provided by (used in)
             financing activities                        (98)             -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (41)            74
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,865          1,815

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,824         $1,889

CASH PAYMENTS FOR:
  Interest, net of amount capitalized                 $   13         $   22
  Income taxes                                        $    -         $    -

See accompanying notes.




                               Southwest Airlines Co.
                 Notes to Condensed Consolidated Financial Statements
                                    (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2004 and 2003 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2003 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                           Three months ended March 31,
                                               2004         2003
Net income, as reported                         $26          $24
Add: Stock-based Employee compensation
   expense included in reported income,
   net of related tax effects                     -            -
Deduct:  Total stock-based Employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                    (12)         (17)

Pro forma net income                            $14           $7

Net income per share
  Basic, as reported                           $.03         $.03
  Basic, pro forma                             $.02         $.01

  Diluted, as reported                         $.03         $.03
  Diluted, pro forma                           $.02         $.01

3.  DIVIDENDS

During the three months ended March 31, 2004, dividends of $.0045 per share were declared on the 784 million shares of common stock then outstanding. During the three months ended March 31, 2003, dividends of $.0045 per share were declared on the 778 million shares of common stock then outstanding.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                          Three months ended March 31,
                                              2004           2003
NUMERATOR:
  Net income available to
    common stockholders                        $26           $24

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                         785           778
  Dilutive effect of Employee stock
    Options                                     32            30
  Adjusted weighted-average shares
    outstanding, diluted                       817           808

NET INCOME PER SHARE:
  Basic                                       $.03          $.03
  Diluted                                     $.03          $.03

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three months ended March 31, 2004 and 2003, represented approximately 16.0 percent and 15.9 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 80 percent of its 2004 total anticipated jet fuel requirements, approximately 80 percent of its 2005 total anticipated jet fuel requirements, and portions of its 2006-2007 total anticipated jet fuel requirements. As of March 31, 2004, the majority of the Company's second quarter 2004 hedges are effectively crude oil-based positions in the form of option contracts. The majority of the remaining 2004 hedge positions are heating oil-based positions. Beyond 2004, the majority of the hedge positions are crude oil-based. For second quarter and the remainder of 2004, the Company's fuel hedges are a combination of derivative instruments that effectively cap prices under $24 per barrel.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined, in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at March 31, 2004, was a net asset of approximately $382 million. The current portion of this net asset, approximately $231 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $151 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended March 31, 2004 and 2003, the Company recognized $63 million and $64 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended March 31, 2004 and 2003, the Company also recognized approximately $6 million and $14 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges, respectively. The Company recognized approximately $6 million and $7 million of net expense related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during first quarter 2004 and first quarter 2003, respectively.

As of March 31, 2004, the Company had approximately $184 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $120 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2004. Interest Rate Swaps - During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under the first interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin ] every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at March 31, 2004 was an asset of approximately $1 million. This amount is recorded in "Other assets" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to increase the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $88 million and $29 million for the three months ended March 31, 2004 and 2003, respectively. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                           Three months ended March 31,
                                               2004           2003
Net income                                      $26            $24
  Unrealized gain (loss) on
   derivative instruments,
    net of deferred taxes of $40 and $4          61              7
  Other, net of deferred taxes of $1 and $(1)     1             (2)
  Total other comprehensive income               62              5

Comprehensive income                            $88            $29

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                             Accumulated
                                    Fuel                        other
                                    hedge                    comprehensive
                                  derivatives    Other       income (loss)
Balance at December 31, 2003       $  123        ($ 1)         $  122
  2004 changes in value                96           1              97
  Reclassification to earnings        (35)          -             (35)
Balance at March 31, 2004          $  184        $  -          $  184

7. REVOLVING CREDIT FACILITY

As of March 31, 2004, the Company is a party to two unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, is set to expire during April 2004. The other facility, for half of the amount, is set to expire in April 2005. At the Company's option, interest on the facilities can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points for both facilities given Southwest's credit rating at March 31, 2004. As of March 31, 2004, there are no outstanding amounts borrowed under either facility.

The Company expects to terminate both of its current facilities in April 2004, and replace them with a single three-year facility at an amount and terms comparable to the current three-year facility.

8. CONSOLIDATION OF RESERVATIONS CENTERS

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company's website, southwest.com, now accounts for more than half of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company's remaining six centers. Those Employees choosing not to relocate, approximately 55% of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Center consolidation recognized in first quarter 2004 was approximately $18 million. Employee severance and benefit costs are reflected in "Salaries, wages, and benefits", and the majority of other costs are reflected in "Other operating expenses" in the Condensed Consolidated Statement of Income. The breakdown of the costs incurred is as follows:

                                                      Consolidation
                                        Employee      of facilities
                                        bonus pay       and other
                                       and benefits      charges      Total
Initial charge in first quarter 2004       $13             $5          $18
Non-cash charges                             -             (1)          (1)
Cash payments                              (10)            (2)         (12)
Balance at March 31, 2004                   $3             $2           $5

9. AIRCRAFT FINANCING

In February 2004, the Company entered into a $29 million note due February 2006, utilizing one of its new 737-700 aircraft as collateral. The note is non-interest bearing and accretes to face value at maturity at an annual rate of 2.9%. The proceeds of this borrowing were used to fund the aircraft purchase.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46, as revised, was applicable to financial statements of companies that have interests in "special purpose entities", as defined, during 2003. FIN 46 is applicable to financial statements of companies that have interests in all other types of entities, in first quarter 2004. The Company did not have any variable interest entities that were required to be consolidated as a result of FIN 46.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Comparative Consolidated Operating Statistics

      Relevant Southwest comparative operating statistics for the three months ended March 31, 2004 and 2003 are as follows:

                             SOUTHWEST AIRLINES CO.
                  COMPARATIVE CONSOLIDATED OPERATING STATISTICS
                                  (unaudited)

                                                 Three months ended
                                                      March 31,
                                          2004          2003      Change
Revenue passengers carried               15,995,061    15,077,537    6.1 %
Enplaned passengers                      18,190,404    17,169,572    5.9 %
Revenue passenger miles (RPMs) (000s)    11,792,423    10,895,701    8.2 %
Available seat miles (ASMs) (000s)       18,381,592    17,399,132    5.6 %
Load factor                                    64.2%         62.6%   1.6 pts.
Average length of passenger haul (miles)        737           723    1.9 %
Average aircraft stage length (miles)           568           552    2.9 %
Trips flown                                 238,469       233,087    2.3 %
Average passenger fare                       $89.28        $86.64    3.0 %
Passenger revenue yield per RPM (cents)       12.11         11.99    1.0 %
Operating revenue yield per ASM (cents)        8.07          7.77    3.9 %
Operating expenses per ASM (cents)             7.82          7.50    4.3 %
Operating expenses per ASM,
  excluding fuel (cents)                       6.57          6.30    4.3 %
Fuel costs per gallon,
  excluding fuel tax (cents)                   79.6          74.8    6.4 %
Fuel consumed, in gallons (millions)            287           277    3.6 %
Number of Employees at period-end            31,522        33,140   (4.9)%
Size of fleet at period-end                     393           377    4.2 %



Material Changes in Results of Operations

      Summary

      Despite the challenging airline revenue environment and record high energy prices, Southwest reported its 52nd consecutive quarterly profit. The Company's first quarter 2004 net income of $26 million ($.03 per share, diluted), compared to first quarter 2003 net income of $24 million ($.03 per share, diluted). The increase in net income was primarily due to strong March 2004 Customer demand stimulated by fare sale activity and a weak year-ago revenue performance due to the Iraq war, partially offset by higher first quarter 2004 costs, which included $18 million of expense associated with the consolidation of certain of the Company's reservations operations. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Company's Reservations Center consolidation.

      The Company increased its capacity (available seat miles) by 5.6 percent compared to first quarter 2003. Year-over-year increases in capacity are expected to continue and will accelerate throughout 2004 as the Company's fleet expands by a net of 29 aircraft for the year. The Company's operating costs per available seat mile (unit costs) increased 4.3 percent from first quarter 2003. In addition to the costs associated with the consolidation of the Company's reservations operations, the unit cost increase was primarily due to higher labor, airport, and jet fuel costs, net of hedging gains and improved fuel efficiency, partially offset by a decrease in commission expense.

      The Company continues its efforts to control costs. In addition to the Company's successful hedging program and its consolidation of reservations operations, effective December 15, 2003, the Company eliminated its travel agency commission, which will lower operating costs by approximately $40 million annually. The Company is also in the process of adding Blended Winglets to its 737-700 aircraft. Southwest expects fuel consumption savings in excess of three percent annually for each aircraft outfitted with the winglets.

      Based on the Company's current revenue and cost outlook and, barring any unforeseen event, the Company expects second quarter 2004 earnings to exceed second quarter 2003 earnings, excluding the impact of the $271 million (pretax) grant received from the Emergency Wartime Supplemental
Appropriations Act (Wartime Act).

      The Company's Flight Attendants are subject to an agreement with the TWU that became amendable in June 2002. In September 2003, the Company requested the assistance of the National Mediation Board in the negotiations for a new contract; however, as of April 16, 2004, a mutual agreement had not been reached.


Comparison of three months ended March 31, 2004 to three months ended March 31, 2003

Revenues

      Consolidated operating revenues increased by $133 million, or 9.8 percent, primarily due to a $122 million, or 9.3 percent increase in passenger revenues. The increase in passenger revenues was primarily due to an 8.2 percent increase in revenue passenger miles (RPMs) flown.

      First quarter 2004 capacity, as measured by available seat miles
(ASMs), increased 5.6 percent compared to first quarter 2003. The capacity increase resulted from the net addition of 16 aircraft (net of six retirements) since the end of first quarter 2003. The first quarter 2004 load factor was 64.2 percent, an increase of 1.6 points compared to 2003. The Company also experienced a 6.1 percent increase in revenue passengers carried compared to first quarter 2003.

      First quarter 2004 passenger yield per RPM increased 1.0 percent to
12.11 cents from 11.99 cents in first quarter 2003. Stronger year-over-year increases in RPM yields in January and February were mostly offset by a lower March yield, primarily due to a higher mix of discounted fares compared to the prior year for March in response to the Company's first quarter 2004 fare sales. Operating revenue yield per ASM (RASM or unit revenue) increased 3.9 percent to 8.07 cents compared to first quarter 2003, primarily due to the increase in revenue relative to capacity. Based on current traffic and booking trends, the Company expects a strong load factor performance in April 2004, comparable to the Company's March load factor of 73.6 percent.
Although RPM yields may be diluted with a higher mix of discounted fares, second quarter unit revenues are expected to exceed the second quarter 2003 performance of 8.47 cents.

      Consolidated freight revenues increased by $3 million, or 13.6 percent, due to increases in freight and cargo revenues primarily from an increase in the number of shipments. This increase more than offset a decrease in mail revenues. The Company expects the trends of year-over-year increases in freight and cargo and decreases in mail revenues to continue in second quarter 2004. Other revenues increased 34.8 percent compared to first quarter 2003 primarily due to a 36.9 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One Visa card. The Company expects the trend of year-over-year increases in commissions to continue in second quarter 2004.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended March 31, 2004 and 2003, followed by explanations of changes on a per-ASM basis:

                              Three months ended March 31,  Per ASM   Percent
                                   2004          2003        Change   Change
Salaries, wages, and benefits      3.21          2.97         .24      8.1
Fuel and oil                       1.25          1.20         .05      4.2
Maintenance materials
  and repairs                       .62           .61         .01      1.6
Agency commissions                  .01           .07        (.06)   (85.7)
Aircraft rentals                    .24           .26        (.02)    (7.7)
Landing fees and other rentals      .56           .51         .05      9.8
Depreciation                        .56           .53         .03      5.7
Other operating expenses           1.37          1.35         .02      1.5

Total                              7.82          7.50         .32      4.3

      Operating expenses per ASM were 7.82 cents, a 4.3 percent increase compared to 7.50 cents for first quarter 2003. This increase was primarily due to higher salaries, wages, and benefits, higher airport costs such as space rentals, and higher fuel expense, partially offset by lower commissions expense compared to first quarter 2003. Based on recent trends, the Company currently expects second quarter 2004 overall unit costs to be in line with first quarter's 7.82 cents per ASM, which reveals another year-over-year increase. However, due to the recent implementation of cost saving measures such as the elimination of travel agency commissions, the consolidation of the Company's reservations operations, and the Company's decision to retrofit its 737-700 aircraft with Blended Winglets, second half 2004 unit costs should recede from these levels.

      Salaries, wages, and benefits expense per ASM increased 8.1 percent. Total salaries, wages, and benefits expense of $589 million included approximately $13 million of costs related to severance and relocation packages, and a reduction of approximately $3 million in profitsharing expense associated with the consolidation of the Company's reservations operations. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Company's Reservations Center Consolidation.

      Approximately 50 percent of the increase in salaries, wages, and benefits per ASM was due to higher wages from higher average wage rates and approximately 30 percent of the increase was due to Employee severance pay and benefits related to the Reservations center consolidation. The remainder of the increase was due to an increase in benefits costs, primarily health care. The Company currently expectscontinuing wage rate pressures in second quarter 2004.

      Fuel and oil expense per ASM increased 4.2 percent primarily due to an increase in the average fuel cost per gallon. The average fuel cost per gallon in first quarter 2004 was 79.6 cents, 6.4 percent higher than first quarter 2003, including the effects of hedging activities. For second quarter and the remainder of 2004, the Company has fuel hedges in place for over 80 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel of crude oil. The majority of the Company's near term hedge positions are in the form of option contracts. During first quarter 2004, because of the spike in crude oil prices, the fair values of the Company's fuel hedge contracts increased significantly, ending the quarter with an estimated gross fair value of $382 million. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 1.6 percent primarily due to an increase in repairs for 737-700 aircraft engines, which is based on a time and materials basis. Expense for these aircraft engines increased due to the growing number of this type of aircraft in the Company's fleet, contributing to an increase in repairs for these aircraft engines. This increase was partially offset by a decrease in expense for 737-200 aircraft engines. The Company is retiring the 737-200 aircraft and they are currently expected to be completely phased out of the Company's fleet by the end of January 2005. The Company expects second quarter 2004 maintenance materials and repairs per ASM to approximate the first quarter 2004 level and exceed second quarter 2003 expense primarily due to currently scheduled maintenance activity.

      Agency commissions per ASM decreased 85.7 percent primarily due to the elimination of commissions paid to travel agents, effective December 15, 2003. The Company records commission expense in the period of travel, not the period of sale. Consequently, the Company will continue to record small amounts of commission expense until all pre-December 15, 2003 commissionable sales have been flown. In first quarter 2003, approximately 17 percent of passenger revenues were commissionable, based on the Company's previous policy of paying a 5 percent commission to travel agents. For first quarter 2004, approximately 15 percent of revenues were derived through travel agents, 57 percent through the Company's web site at southwest.com, and the remaining portion primarily derived through the Company's Reservations Centers. Because of the change in commission policy, the Company expects a similar year-over-year comparison for second quarter and the remainder of 2004.

      Aircraft rentals per ASM decreased 7.7 percent compared to first quarter 2003 primarily due to the increase in ASMs relative to the number of leased aircraft. Although ASMs increased 5.6 percent, the number of leased aircraft declined by one as a result of a retirement in second quarter
2003. All of the aircraft acquired in 2003 and first quarter 2004 are owned by the Company. Approximately 22.6 percent of the Company's aircraft fleet were under operating lease at March 31, 2004, compared to 23.9 percent at March 31, 2003. The Company currently expects a similar year-over-year decline for second quarter 2004.

      Landing fees and other rentals per ASM increased 9.8 percent compared to first quarter 2003. Approximately 70 percent of the increase were in other rentals expense primarily due to the Company's expansion of gate and counter space at several airports. The remainder of the increase was in landing fees, primarily due to first half 2003 credits from airports' audits of prior periods. The amount of credits received in first half 2003 was more than the amount of credits received in 2004.

      Depreciation expense per ASM increased 5.7 percent primarily due to an increase in owned aircraft. All 22 of the aircraft put into service by the Company over the past twelve months are owned by the Company. This, along with the retirement of one leased aircraft, has increased the Company's percentage of aircraft owned or on capital lease to 77.4 percent at March 31, 2004 from 76.1 percent at March 31, 2003.

	Other operating expenses per ASM increased 1.5 percent. The majority of this increase was due to certain asset write-offs, including assets written off in connection with the Reservations Center consolidation. See
Note 8 to the Condensed Consolidated Financial Statements. These and other smaller increases were partially offset by a decrease in aviation insurance costs. Following the September 2001 terrorist attacks, commercial aviation insurers dramatically increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than then-prevailing commercial rates and for levels of coverage not available in the commercial market. The Emergency Wartime Supplemental Appropriations Act extended the government's mandate to provide war-risk insurance until August 31, 2004 and permits such coverage to be extended until December 31, 2004. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2004 aviation insurance premiums than both 2002 and 2003. However, aviation insurance remains substantially higher than before September 11, 2001.

Other

      Interest expense decreased by $7 million, or 26.9 percent, primarily due to lower effective interest rates. The Company executed two interest-rate swaps in second quarter 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In addition, in October 2003, the Company redeemed $100 million of senior unsecured 8 3/4% Notes originally issued in 1991.

      Capitalized interest increased by $3 million, or 42.9 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      "Other (gains) losses, net" primarily consist of amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In first quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $6 million in income related to the ineffectiveness of its hedges. In first quarter 2003, the Company recognized approximately $7 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $14 million in income related to the ineffectiveness of its hedges.

      The Company's effective tax rate decreased to 37.90 percent in first quarter 2004 from 38.5 percent in first quarter 2003 primarily due to the Company's higher earnings in 2004.

Liquidity and Capital Resources

      Net cash provided by operating activities was $417 million for the three months ended March 31, 2004, compared to $267 million in the same prior year period. Cash provided by operations in both first quarter 2004 and 2003 was primarily from advance ticket sales from seasonal promotional activity that caused an increase in air traffic liability. These advance ticket sales were significantly higher in 2004 than in 2003, due in large part to the Iraq war in 2003. Net cash provided by operating activities was $1.5 billion for the 12 months ended March 31, 2004. Cash generated from operating activities for the 12 months ended March 31, 2004 was primarily used to finance capital expenditures.

      Cash flows used in investing activities during the three months ended March 31, 2004, totaled $360 million compared to $193 million in 2003. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended March 31, 2004 totaled $1.4 billion.

      Net cash used in financing activities during the three months ended March 31, 2004, was $98 million compared to zero, net, used in financing activities in 2003. Cash used in financing activities during 2004 was primarily to repurchase the Company's common stock.

Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of seven new 737-700 aircraft from Boeing in the first quarter 2004, the Company has 40 remaining 737-700 aircraft deliveries for the remainder of 2004. During 2004, the Company has also exercised options for the purchase of three additional 737-700 aircraft to be delivered in 2005. The following table details the Company's current firm orders, options, and purchase rights through 2012.

                  Current Schedule
                  Firm     Options*
2004**             47         -
2005               31         3
2006               22        12
2007               25        29
2008                6        45
2009-2012           -       177
Total             131       266

*     Includes purchase rights
**   Includes 7 aircraft delivered through March 31, 2004, and one leased aircraft

      The following table details information on the 393 aircraft in the Company's fleet as of March 31, 2004:

                      Average        Number        Number      Number
737 Type   Seats	   Age (Yrs)     of Aircraft     Owned	   Leased
-200        122        21.5            21            19           2
-300        137        12.8           194           110          84
-500        122        12.9            25            16           9
-700        137         3.4           153           152           1

TOTALS                  9.6           393           297          96

      On aircraft delivered from the manufacturer, the Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm commitments, as of March 31, 2004, was approximately $3.0 billion, subject to adjustments for inflation, due as follows: $955 million remaining in 2004, $827 million in 2005, $645 million in 2006, $523 million in 2007, and $95 million thereafter.

      In January 2004, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. No expiration date was given to this program. During first quarter 2004, the Company repurchased approximately 8.5 million of its common shares for a total of approximately $125 million. See Item 2 of Part II of this filing for further information.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2004 of $1.8 billion and internally generated funds. As of March 31, 2004, the Company has two fully available unsecured revolving credit facilities from which it can borrow up to $575 million from a group of banks. One of the facilities, for half of the total amount, is set to expire during April 2004. The other facility, for half of the amount, is set to expire in April 2005. As of March 31, 2004, there are no outstanding amounts borrowed under either facility. The Company expects to terminate both of its current facilities in April 2004, and replace them with a single three-year facility at an amount and terms comparable to the current three-year facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings in the future. The Company expects that a portion of these securities will be issued in 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Note 5 to the unaudited condensed consolidated financial statements.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                   Issuer Purchases of Equity Securities (1)

                  (a)            (b)              (c)                (d)
                                            Total number of    Maximum dollar
                                           shares purchased    value that may
             Total number      Average  as part of publicly  yet be purchased
               of shares     price paid     announced plans   under the plans
   Period      purchased      per share       or programs       or programs
January 1,
 2004 through
  January 31,
   2004          923,000        $15.56           923,000         $285,637,931
February 1,
 2004 through
  February 29,
   2004        5,762,000        $14.86         5,762,000         $199,989,557
March 1,
 2004 through
  March 31,
   2004        1,780,000        $13.97         1,780,000         $175,117,457

     Total (2) 8,465,000                       8,465,000

(1) On January 22, 2004, the Company announced a program for the repurchase of up to $300 million of the Company's common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options.
Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. No expiration date was given to this program.

(2) All shares were purchased pursuant to the publicly announced program.

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

b) Reports on Form 8-K

On April 15, 2004, Southwest filed a current report on Form 8-K to furnish the Company's public announcement of its first quarter 2004 earnings.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

April 16, 2004                                 By  /s/   Gary C. Kelly

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