Form 10-Q
period 2004-06-30
SOUTHWEST AIRLINES CO
filed 2004-07-19
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of the close of business on July 14, 2004:

 					790,181,982

                          SOUTHWEST AIRLINES CO.
                                FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           Southwest Airlines Co.
                    Condensed Consolidated Balance Sheet
                              (in millions)
                               (unaudited)

                                         June 30, 2004    December 31, 2003
ASSETS
Current assets:
      Cash and cash equivalents                 $1,768               $1,865
      Accounts and other receivables               222                  132
      Inventories of parts and supplies,
        at cost                                    108                   93
      Fuel hedge contracts                         315                  164
	Prepaid expenses and other
        current assets                              58                   59
          Total current assets                   2,471                2,313

Property and equipment, at cost:
      Flight equipment                           9,242                8,646
      Ground property and equipment              1,142                1,117
      Deposits on flight equipment
        purchase contracts                         886                  787
                                                11,270               10,550
      Less allowance for depreciation            3,198                3,107
                                                 8,072                7,443
Other assets                                       270                  122
                                               $10,813               $9,878

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                            $464                 $405
      Accrued liabilities                          870                  650
      Air traffic liability                        658                  462
      Current maturities of long-term debt         317                  206
          Total current liabilities              2,309                1,723

Long-term debt less current maturities           1,239                1,332
Deferred income taxes                            1,649                1,420
Deferred gains from sale and
  leaseback of aircraft                            160                  168
Other deferred liabilities                         202                  183
Stockholders' equity:
      Common stock                                 790                  789
      Capital in excess of par value               263                  258
      Retained earnings                          3,979                3,883
	Accumulated other
        comprehensive income                       287                  122
      Treasury stock, at cost                      (65)                   -
          Total stockholders' equity             5,254                5,052
                                               $10,813               $9,878

                           Southwest Airlines Co.
                   Condensed Consolidated Statement of Income
                    (in millions, except per share amounts)
                               (unaudited)

                      Three months ended June 30,   Six months ended June 30,

                               2004     2003             2004     2003
OPERATING REVENUES:
  Passenger                  $1,654   $1,465            3,082   $2,771
  Freight                        28       25               54       47
  Other                          34       25               64       48
   Total operating revenues   1,716    1,515            3,200    2,866

OPERATING EXPENSES:

  Salaries, wages,
    and benefits                622      587            1,212    1,103
  Fuel and oil                  246      194              476      402
  Maintenance materials
    and repairs                 124      104              238      210
  Agency commissions              -       13                2       25
  Aircraft rentals               44       46               89       91
  Landing fees and
    other rentals                99       91              202      181
  Depreciation and amortization 107       95              209      188
  Other operating expenses      277      245              529      480
    Total operating expenses  1,519    1,375            2,957    2,680

OPERATING INCOME                197      140              243      186

OTHER EXPENSES (INCOME):

  Interest expense               22       23               40       49
  Capitalized interest          (10)      (8)             (20)     (15)
  Interest income                (5)      (7)              (9)     (12)
  Other (gains) losses, net      11     (265)              12     (272)
    Total other
      expenses (income)          18     (257)              23     (250)


INCOME BEFORE INCOME TAXES      179      397              220      436
PROVISION FOR INCOME TAXES       66      151               81      166


NET INCOME                     $113     $246             $139     $270


NET INCOME PER SHARE:

  Basic                       $ .14    $ .32            $ .18    $ .35
  Diluted                     $ .14    $ .30            $ .17    $ .33
WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                       784      780              785      779
    Diluted                     817      820              817      814

                           Southwest Airlines Co.
                Condensed Consolidated Statement of Cash Flows
                              (in millions)
                               (unaudited)

                                         Three months ended  Six months ended
                                              June 30,           June 30,
                                            2004    2003         2004    2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $113    $246         $139    $270
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization        107      95          209     188
        Deferred income taxes                 66     136           81     148
        Amortization of deferred gains
          on sale and leaseback of aircraft   (4)     (4)          (8)     (8)
        Amortization of scheduled airframe
          inspections & repairs               13      12           27      24
        Changes in certain assets and
          liabilities:
          Accounts and other receivables      (4)     31          (50)     47
          Other current assets                 3      (7)         (11)     (8)
          Accounts payable and
            accrued liabilities              160      59          282      52
          Air traffic liability              (42)     40          197     163
          Income taxes payable                -       11            -      11
        Other                                 18      19          (19)     18
            Net cash provided by
              operating activities           430     638          847     905

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and
      equipment, net                        (511)   (325)        (870)   (518)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                29       -           58       -
    Proceeds from Employee stock plans        27      20           40      32
    Payments of long-term debt and
      capital lease obligations              (13)    (14)         (21)    (20)
    Payments of cash dividends                (4)     (4)         (11)    (11)
    Repurchase of common stock               (11)      -         (136)      -
    Other, net                                (3)      -           (4)      1
           Net cash provided by (used in)
             financing activities             25       2          (74)      2

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (56)    315          (97)    389
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      1,824   1,889        1,865   1,815

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $1,768  $2,204       $1,768  $2,204

CASH PAYMENTS FOR:
  Interest, net of amount capitalized         $4     $15          $17     $37
  Income taxes                                $2      $4           $2      $4

                           Southwest Airlines Co.
            Notes to Condensed Consolidated Financial Statements
                               (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2004 and 2003, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed
Consolidated Balance Sheet as of December 31, 2003, has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                           Three months         Six months
                                          ended June 30,      ended June 30,
                                          2004       2003      2004      2003
Net income, as reported                  $113        $246      $139      $270
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects                -           -         -         -
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all
  awards, net of related tax effects      (10)        (14)     (22)       (31)

Pro forma net income                     $103        $232     $117       $239

Net income per share
  Basic, as reported                     $.14        $.32     $.18       $.35
  Basic, pro forma                       $.13        $.30     $.15       $.31

  Diluted, as reported                   $.14        $.30     $.17       $.33
  Diluted, pro forma                     $.13        $.29     $.15       $.30



3.  DIVIDENDS

During the three month periods ended March 31, 2004, and June 30, 2004, dividends of $.0045 per share were declared on the 784 million and 785 million shares of common stock then outstanding, respectively. During the three month periods ended March 31, 2003, and June 30, 2003, dividends of $.0045 per share were declared on the 778 million and 780 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                      Three months ended     Six months ended
                                             June 30,             June 30,
                                      2004          2003     2004        2003
NUMERATOR:
  Net income available to
    common stockholders               $113          $246     $139        $270

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                 784           780      785         779
  Dilutive effect of Employee stock
    Options                             33            40       32          35
  Adjusted weighted-average shares
    outstanding, diluted               817           820      817         814

NET INCOME PER SHARE:
  Basic                               $.14          $.32     $.18        $.35

  Diluted                             $.14          $.30     $.17        $.33

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three month periods ended June 30, 2004 and 2003, represented approximately 16.2 percent and 14.1 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found that both crude oil and heating oil contracts are effective commodities for hedging jet fuel. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 80 percent of its remaining 2004 total anticipated jet fuel requirements that effectively cap crude oil-equivalent prices under $24 per barrel. The Company is also 80 percent hedged for 2005 with prices capped at approximately $25 per barrel, and approximately 45 percent hedged for 2006 with prices capped at approximately $28 per barrel. As of June 30, 2004, the majority of the Company's remaining 2004 hedges are effectively heating oil-based. Beyond 2004, the majority of the hedge positions are crude oil-based.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at June 30, 2004, was a net asset of approximately $548 million. The current portion of this net asset, approximately $315 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $233 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended June 30, 2004 and 2003, the Company recognized $87 million and $36 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended June 30, 2004, the Company also recognized approximately $5 million of additional expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges. The Company recognized approximately $6 million of net expense related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during both second quarter 2004 and second quarter 2003.

As of June 30, 2004, the Company had approximately $287 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $172 million in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2004.

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

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2004 was a liability of approximately $32 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $215 million and $304 million, respectively, for the three and six months ended June 30, 2004. Comprehensive income totaled $261 million and $290 million, respectively, for the three and six months ended June 30, 2003. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                                Three months ended June 30,
                                                    2004          2003
Net income                                          $113          $246
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $66 and $9               102            13
  Other, net of deferred taxes of $0 and $1            -             2
  Total other comprehensive income                   102            15

Comprehensive income                                $215          $261

                                                  Six months ended June 30,
                                                    2004          2003

Net income                                          $139          $270
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $106 and $13             164            20
  Other, net of deferred taxes of $1 and $0            1             -
  Total other comprehensive income                   165            20

Comprehensive income                                $304          $290

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at December 31, 2003              $123        ($1)           $122
  2004 changes in value                    249          1             250
  Reclassification to earnings             (85)         -             (85)
Balance at June 30, 2004                  $287        ($0)           $287






7. REVOLVING CREDIT FACILITY

During second quarter 2004, the Company replaced its former revolving credit facility with a new facility. Under the new facility, the Company can borrow up to $575 million from a group of banks. The facility expires in April 2007 and is unsecured. At the Company's option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points given Southwest's credit rating at June 30, 2004. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pretax income to fixed obligations, as defined. As of June 30, 2004, there are no outstanding amounts borrowed under this facility.

8. CONSOLIDATION OF RESERVATIONS CENTERS

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company's website, southwest.com, now accounts for more than half of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company's remaining six centers. Those Employees choosing not to relocate, approximately 55% of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Center consolidation, recognized in first quarter 2004, was approximately $18 million. Employee severance and benefit costs were reflected in "Salaries, wages, and benefits," and the majority of other costs were reflected in "Other operating expenses" in the Condensed Consolidated Statement of Income. The breakdown of the costs incurred and a rollforward of the amounts accrued is as follows (in millions):

                                                    Consolidation
                                       Employee     of facilities
                                      bonus pay       and other
                                     and benefits      charges        Total
Initial charge in first quarter 2004    $13 		 $5 		     $18
Non-cash charges                          -            (1)              (1)
Cash payments                           (10)           (2)             (12)
Balance at March 31, 2004                $3            $2               $5
Non-cash charges                          -             1                1
Cash payments                             -            (1)              (1)
Balance at June 30, 2004                 $3            $2               $5



9. AIRCRAFT FINANCINGS

In February 2004 and April 2004, the Company entered into two separate $29 million two-year notes, utilizing two new 737-700 aircraft as collateral. Both of the notes are non-interest bearing and accrete to face value at maturity at annual rates of 2.9% and 3.4%, respectively. The proceeds of these borrowings were used to fund the individual aircraft purchases.

10. EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

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

11. RECENTLY ISSUED ACCOUNTING STANDARDS

During March 2004, the FASB issued an exposure draft of a new standard entitled "Share Based Payment", which would amend SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 95, "Statement of Cash Flows." Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective January 1, 2005, for calendar year companies. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 2 provide detail as to the Company's financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based Employee compensation to the current reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

      Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                   Three months ended
                                                         June 30,
                                               2004            2003    Change
Revenue passengers carried               18,863,975      17,063,283    10.6 %
Enplaned passengers                      21,627,986      19,446,533    11.2 %
Revenue passenger miles (RPMs) (000s)    14,325,737      12,550,665    14.1 %
Available seat miles (ASMs) (000s)       18,773,522      17,893,765     4.9 %
Load factor                                   76.3%           70.1%  6.2 pts.
Average length of passenger haul (miles)        759             736     3.1 %
Average aircraft stage length (miles)           571             556     2.7 %
Trips flown                                 242,386         237,518     2.0 %
Average passenger fare                       $87.67          $85.87     2.1 %
Passenger revenue yield per RPM (cents)       11.54           11.67    (1.1)%
Operating revenue yield per ASM (cents)        9.14            8.47     7.9 %
Operating expenses per ASM (cents)             8.09            7.68     5.3 %
Operating expenses per ASM,
  excluding fuel (cents)                       6.79            6.60     2.9 %
Fuel costs per gallon,
  excluding fuel tax (cents)                   81.9            67.4    21.5 %
Fuel consumed, in gallons (millions)            298             286     4.2 %
Number of Employees at period-end            31,408          32,902    (4.5)%
Size of fleet at period-end                     405             379     6.9 %

                                                     Six months ended
                                                         June 30,
                                               2004            2003    Change
Revenue passengers carried               34,859,036      32,140,820     8.5 %
Enplaned passengers                      39,818,390      36,616,105     8.7 %
Revenue passenger miles (RPMs) (000s)    26,118,160      23,446,366    11.4 %
Available seat miles (ASMs) (000s)       37,155,115      35,292,897     5.3 %
Load factor                                   70.3%           66.4%  3.9 pts.
Average length of passenger haul (miles)        749             729     2.7 %
Average aircraft stage length (miles)           570             554     2.9 %
Trips flown                                 480,855         470,605     2.2 %
Average passenger fare                       $88.41          $86.23     2.5 %
Passenger revenue yield per RPM (cents)       11.80           11.82    (0.2)%
Operating revenue yield per ASM (cents)        8.61            8.12     6.0 %
Operating expenses per ASM (cents)             7.96            7.59     4.9 %
Operating expenses per ASM,
  excluding fuel (cents)                       6.68            6.45     3.6 %
Fuel costs per gallon,
  excluding fuel tax (cents)                   80.8            71.0    13.8 %
Fuel consumed, in gallons (millions)            585             563     3.9 %
Number of Employees at period-end            31,408          32,902    (4.5)%
Size of fleet at period-end                     405             379     6.9 %





Material Changes in Results of Operations

      Summary

The Company's second quarter 2004 net income was $113 million ($.14 per share, diluted), compared to second quarter 2003 net income of $246 million ($.30 per share, diluted). Despite the challenging airline revenue environment and record high energy prices prevalent in second quarter
2004, Southwest reported its 53rd consecutive quarterly profit. As disclosed in Note 10 to the condensed consolidated financial statements, results for second quarter and the six months ended June 30, 2003, included $271 million (government grant) as "Other gains" from the Emergency Wartime Supplemental Appropriations Act (Wartime Act). The Company believes that excluding the impact of the government grant will enhance comparative analysis of results. The grant was made to stabilize and support the airline industry as a result of the 2003 war with Iraq. The grant was not indicative of the Company's operating performance for 2003, and should not be considered in developing trend analysis for future periods. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles
(GAAP) for 2003 with results excluding the impact of the government grant received in that period:

SOUTHWEST AIRLINES CO.
RECONCILIATION OF REPORTED AMOUNTS TO NON-GAAP ITEMS (SEE NOTE)
(unaudited)
                                   Three months ended      Six months ended
                                        June 30,               June 30,
(In millions, except per share
 amounts and per ASM amounts)
                                   2004         2003      2004         2003
Operating expenses, as reported  $1,519       $1,375    $2,957       $2,680
Profitsharing impact
  of government grant                            (41)                   (41)
Operating expenses,
  excluding grant impact         $1,519       $1,334    $2,957       $2,639

Operating expenses per ASM,
  as reported                    $.0809       $.0768    $.0796       $.0759
Profitsharing impact of
  government grant                    -       (.0022)        -       (.0011)
Operating expenses per ASM,
  excluding grant impact         $.0809       $.0746    $.0796       $.0748

Operating income, as reported      $197         $140      $243         $186
Profitsharing impact of
  government grant                                41                     41
Operating income,
  excluding grant impact           $197         $181      $243         $227

Net income, as reported            $113         $246      $139         $270
Government grant,
  net of income taxes
   and profitsharing                            (143)                  (143)
Net income, excluding
  grant impact                    $113          $103      $139         $127

Net income per share, diluted,
  as reported                     $.14         $.30       $.17         $.33
Government grant, net of
  income taxes
   and profitsharing                           (.17)                   (.17)
Net income per share, diluted,
  excluding grant impact          $.14         $.13       $.17         $.16


      Excluding the impact of the 2003 government grant, net income for second quarter 2004 increased $10 million, or 9.7 percent compared to the prior year, and net income for the six months ended June 30, 2004, increased $12 million, or 9.4 percent compared to 2003. Excluding the government grant, operating income increased $16 million, or 8.8 percent compared to second quarter 2003, and $16 million, or 7.0 percent for the six months ended June 30, 2004, compared to the prior year. These increases were driven largely by an improvement in revenues.

      Results for second quarter and the six months ended June 30, 2004 also included the following items:
      - During second quarter 2004, the Company offered a voluntary early out option to all of its Employees, except officers. Employees had until June 25, 2004, to accept the offer, which consisted of bonus pay, medical benefits, and flight benefits, based on years of service with the Company. More than 1,000 Employees accepted the offer, resulting in $11 million in charges in second quarter 2004. These charges are reflected in Salaries, wages, and benefits. The Employees accepting the offer are required to work through at least July 31, 2004. The Company anticipates that a majority of these positions will not be replaced, and that future annual cost savings will exceed the charges incurred.

      - During second quarter 2004, the Company and the Transport Workers
        Union Local 556 reached a tentative labor agreement (contract) for the Company's Flight Attendants. The contract, which must be ratified by a majority of the Company's Flight Attendants, is for the period from June 1, 2002, to May 31, 2008. As a result, the Company recorded a $12 million second quarter 2004 charge for pay, per diem and benefit increases, most of which was retroactive to the date when the previous agreement became amendable. Approximately $7 million of the $12 million charge relates to pay and benefit increases included in "Salaries, wages, and benefits" (approximately 60 percent of the total charge), and approximately $5 million related to per diem increases (approximately 40 percent of total charge) for this group. The portion of the $12 million charge which relates to second quarter 2004 is not material. Voting on the tentative contract is expected to be complete by the end of July 2004.
      - Operating expenses for the six months ended June 30, 2004, also included $18 million of expense associated with the consolidation of certain of the Company's reservations operations. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Company's Reservations Center consolidation.

      Despite the impact of these items, the 2004 increases in net income, excluding the 2003 government grant, were primarily due to stronger seasonal revenues driven by increased fare sale activity and weaker year-ago revenue performances resulting from the Iraq war. The increases in revenue were partially offset by higher 2004 costs, which included higher fuel prices, higher aircraft maintenance, higher advertising expenses, and higher salaries, wages, and benefits.

      For second quarter 2004, the Company increased its capacity (available seat miles) by 4.9 percent compared to second quarter 2003. Year-over-year increases in capacity are expected to continue and will accelerate throughout 2004 as the Company's fleet expands by a net of 29 aircraft for the year.
The Company's operating costs per available seat mile (unit costs or CASM) increased 5.3 percent from second quarter 2003. On a unit basis, higher labor, maintenance, and market jet fuel costs were partially offset by substantial hedging gains, improved fuel efficiency, and a decrease in commission expense.

      The Company continues its efforts to control costs. In addition to the Company's successful hedging program, over the past 7 months the Company has consolidated its reservations operations, eliminated its travel agency commission, and provided a voluntary early out option to all of its Employees, except officers. Additionally, Southwest continues to look for ways to increase the productivity of its workforce. The Company is also in the process of adding Blended Winglets to its 737-700 aircraft. As of June 30, 2004, Blended Winglets have been installed on 82 Boeing 737-700 aircraft. The Company will begin receiving -700s with winglets factory-installed from Boeing in August 2004 and expects to have all -700s retrofitted with winglets by March 2005. Southwest expects annual fuel consumption savings of approximately three percent for each aircraft outfitted with the winglets.

      Based on the Company's current revenue and cost outlook and, barring any unforeseen event, the Company expects third quarter 2004 earnings to exceed third quarter 2003 earnings due to improved revenues, which are expected to more than offset higher labor and fuel costs.

      During second quarter 2004, the Company began service to Philadelphia, Pennsylvania, representing the 59th city and 31st state to which we fly.
Thus far, the Company has been very pleased with the load factors and overall initial results of this new Southwest city.

Comparison of three months ended June 30, 2004, to three months ended June 30, 2003

Revenues

      Consolidated operating revenues increased by $201 million, or 13.3 percent, primarily due to a $189 million, or 12.9 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 14.1 percent increase in revenue passenger miles (RPMs) flown.

      Second quarter 2004 capacity, as measured by available seat miles
(ASMs), increased 4.9 percent compared to second quarter 2003. The capacity increase resulted from the net addition of 26 aircraft (net of eight retirements) since the end of second quarter 2003. The second quarter 2004 load factor was 76.3 percent, an increase of 6.2 points compared to 2003. The second quarter 2004 load factor was the highest for any quarter in the Company's history. The Company also experienced a 10.6 percent increase in revenue passengers carried compared to second quarter 2003.

      The second quarter 2004 passenger yield per RPM decreased 1.1 percent to 11.54 cents from 11.67 cents in second quarter 2003. The lower RPM yield was primarily due to a higher mix of discounted fares compared to the prior year resulting from increased fare sales in 2004. Operating revenue yield per ASM (RASM or unit revenue) increased 7.9 percent to 9.14 cents compared to first quarter 2003, primarily due to higher passenger load factors. Thus far, favorable load factors and unit revenue trends have continued in July. Bookings for the remainder of July and for August are also strong due to high demand for vacation travel. Bookings for September are building nicely as a result of recent fare sales. Based on these trends, the Company expects year-over-year unit revenue growth again in third quarter 2004, although at a slower pace than second quarter due to toughening comparisons. The Company also expects third quarter 2004 unit revenues to be below the second quarter 2004 unit revenues of 9.14 cents, which is consistent with historical seasonal trends.

      Consolidated freight revenues increased by $3 million, or 12.0 percent, due to increases in freight and cargo revenues primarily from an increase in the number of shipments. This increase more than offset a decrease in mail revenues. The Company expects another year-over-year increase in freight and cargo revenue in third quarter 2004. Other revenues increased by $9 million, or 36.0 percent, compared to second quarter 2003 primarily due to a 53.2 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One Visa card. The Company expects another year-over-year increase in these commissions in third quarter 2004.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended June 30, 2004 and 2003, followed by explanations of changes on a per-ASM basis:

                              Three months ended June 30,   Per ASM   Percent
                                  2004         2003         Change    Change
Salaries, wages, and benefits     3.31         3.28           .03        .9
Fuel and oil                      1.31         1.08           .23      21.3
Maintenance materials
  and repairs                      .66          .58           .08      13.8
Agency commissions                   -          .07          (.07)   (100.0)
Aircraft rentals                   .24          .26          (.02)     (7.7)
Landing fees and other rentals     .53          .51           .02       3.9
Depreciation                       .57          .53           .04       7.5
Other operating expenses          1.47         1.37           .10       7.3

Total                             8.09         7.68           .41       5.3



      Operating expenses per ASM were 8.09 cents, a 5.3 percent increase compared to 7.68 cents for second quarter 2003. As previously mentioned, the Company's second quarter 2003 unit costs included the impact of a $41 million increase in profitsharing expense, which related to the $271 million government grant. Excluding the impact of this item, second quarter operating expenses per ASM increased 8.4 percent. In addition to the expenses associated with the voluntary early out option and tentative agreement with Flight Attendants, the CASM increase was driven by higher labor, aircraft maintenance, and jet fuel costs.

      Based on current plans and barring any unforeseen events, third and fourth quarter 2004 CASM will decline from first half 2004 levels. For 2004, the Company's cost goal was to achieve flat overall unit costs compared to 2003's unit cost, excluding the government grant, of 7.54 cents. While jet fuel price increases have been dramatically mitigated by the Company's hedging program (80 percent hedged in 2004 at less than $24 per barrel of crude oil), fuel prices are still higher than 2003. With the exception of higher fuel costs and certain charges associated with: 1) the consolidation of nine reservations centers into six during first quarter 2004; 2) a voluntary early out offer in second quarter 2004 accepted by just over 1,000 Employees; and 3) higher than planned retroactive pay, per diem, and benefits associated with the tentative agreement with the Flight Attendants TWU Local 556, the Company's first half 2004 spending was in line with the Company's first half 2004 budget.

      Based on current plans, the Company expects third quarter 2004 CASM, excluding fuel, to approximate or slightly exceed third quarter 2003's CASM of
6.34 cents. While the Company expects fourth quarter 2004 CASM, excluding fuel, to be lower than the same year ago quarter, CASM for full year 2004 will likely exceed 2003's CASM, excluding fuel and the impact of the government grant, of
6.38 cents due to lower ASM capacity in second half 2004 than previously estimated. The Company currently expects a year-over-year capacity growth of 7.7 percent and 8.9 percent for third and fourth quarter 2004, respectively.

      Salaries, wages, and benefits expense per ASM increased .9 percent. Excluding the second quarter 2003 profitsharing impact of the $271 million government grant from the prior year, approximately 35 percent of the increase in Salaries, wages, and benefits per ASM was due to higher average wage rates, approximately 25 percent of the increase was due to the costs associated with the voluntary early out option offered by the Company in second quarter 2004, 20 percent was due to an increase in benefits costs, including both health care and workers compensation, and 15 percent was due to the retroactive pay and benefits associated with the tentative labor contract reached with the Company's Flight Attendants in second quarter 2004. The Company currently expects continuing wage rate pressures in third quarter 2004; however, Salaries, wages, and benefits will be lower than second quarter 2004's 3.31 cents per ASM, barring any unforeseen events.

      Fuel and oil expense per ASM increased 21.3 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in second quarter 2004 was 81.9 cents, 21.5 percent higher than second quarter 2003, including the effects of hedging activities. For third quarter and the remainder of 2004, the Company has fuel hedges in place for over 80 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel of crude oil. The majority of the Company's near term hedge positions are in the form of option contracts. During the first half of 2004, because of the spike in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At June 30, 2004, the estimated gross fair value of these contracts was $548 million. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 13.8 percent primarily due to an increase in repairs for 737-700 aircraft engines, which are based on a time and materials basis. Expense for these aircraft engines increased due to the growing number of this type of aircraft in the Company's fleet, contributing to an increase in repairs for these aircraft engines. The Company expects third quarter 2004 maintenance materials and repairs per ASM to fall below third quarter 2003 expense primarily due to less scheduled maintenance activity.

      Agency commissions per ASM decreased to zero due to the elimination of commissions paid to travel agents, effective December 15, 2003. In second quarter 2003, approximately 16 percent of passenger revenues were commissionable, based on the Company's previous policy of paying a 5 percent commission to travel agents. For second quarter 2004, approximately 14 percent of revenues were derived through travel agents, 57 percent through the Company's web site at southwest.com, and the remaining portion primarily derived through the Company's Reservations Centers. Because of the change in commission policy, the Company expects a similar year-over-year comparison for third quarter and remainder of 2004.

      Aircraft rentals per ASM decreased 7.7 percent compared to second quarter 2003. Approximately half of the decrease per ASM was due to the increase in ASMs relative to the expense from leased aircraft, and half was due to the negotiation of lower lease rates on several aircraft in 2004. All of the aircraft acquired in 2003 are owned by the Company, and all of the aircraft acquired thus far in 2004, except for one, are owned by the Company. The Company currently expects a similar year-over-year decline in aircraft rentals per ASM for third quarter 2004.

      Landing fees and other rentals per ASM increased 3.9 percent compared to second quarter 2003. Approximately 60 percent of the increase was in other rentals expense primarily due to the Company's expansion of gate and counter space at several airports. The remainder of the increase was in landing fees, primarily due to slightly higher rates paid. The Company currently expects year-over-year increases in landing fees and other rentals per ASM for third quarter 2004.

      Depreciation expense per ASM increased 7.5 percent primarily due to an increase in owned aircraft. Only one of the 34 aircraft put into service by the Company over the past twelve months has been leased; the remainder are owned by the Company. This has increased the Company's percentage of aircraft owned or on capital lease to 77.8 percent at June 30, 2004 from 76.5 percent at June 30, 2003.

      Other operating expenses per ASM increased 7.3 percent. Approximately 20 percent was due to retroactive per diem costs associated with the tentative labor contract reached with the Company's Flight Attendants, and 20 percent of the increase was due to higher advertising expense, associated with fare sales offered by the Company and the Company's start of operations in Philadelphia during second quarter 2004. The remainder of the increase was spread among other items such as personnel expenses and credit card processing fees associated with the increase in revenues. The Company currently expects Other operating expenses per ASM for third quarter 2004 to decline from second quarter 2004.

Other

      Interest expense decreased by $1 million, or 4.3 percent, primarily due to the Company's October 2003 redemption of $100 million of senior unsecured 8 3/4% Notes originally issued in 1991.

      Capitalized interest increased by $2 million, or 25.0 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $2 million, or 28.6 percent, primarily due to a decrease in rates earned on investments.

      Second quarter 2003 "Other (gains) losses, net" primarily consist of a $271 million government grant from the Wartime Act. See Note 10 to the unaudited condensed consolidated financial statements for more information on this grant. Also included in second quarter 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During second quarter 2003, the Company recognized $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. In second quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $5 million in expense related to the ineffectiveness of its hedges.

      The Company's effective tax rate decreased to 36.8 percent in second quarter 2004 from 38.0 percent in second quarter 2003 primarily due to lower state income tax rates. The Company currently expects the second half 2004 effective tax rate to approximate 37 percent.


Comparison of six months ended June 30, 2004 to six months ended June 30, 2003

Revenues

      Consolidated operating revenues increased by $334 million, or 11.7 percent, primarily due to a $311 million, or 11.2 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to an 11.4 percent increase in revenue passenger miles (RPMs) flown.

      First half 2004 capacity, as measured by available seat miles (ASMs), increased 5.3 percent compared to the first half of 2003. The capacity increase resulted from the net addition of 26 aircraft (net of eight retirements) since June 30, 2003. The first half 2004 load factor was 70.3 percent, an increase of 3.9 points compared to 2003. The Company also experienced a 8.5 percent increase in revenue passengers carried compared to the first half of 2003.

      First half 2004 passenger yield per RPM was basically flat compared to the first half of 2003. Stronger year-over-year increases in RPM yields in January and February were offset by lower March - June yields, primarily due to a higher mix of discounted fares compared to the prior year in response to the Company's 2004 fare sales. Operating revenue yield per ASM (RASM or unit revenue) increased 6.0 percent to 8.61 cents compared to the first half of 2003, primarily due to the increase in load factors.

      Consolidated freight revenues increased by $7 million, or 14.9 percent, due to increases in freight and cargo revenues primarily from an increase in the number of shipments. This increase more than offset a decrease in mail revenues. Other revenues increased $16 million, or 33.3 percent compared to the first half of 2003, primarily due to a 45.4 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One Visa card.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the six months ended June 30, 2004 and 2003, followed by explanations of changes on a per-ASM basis:

                                Six months ended June 30,   Per ASM   Percent
                                   2004           2003       Change    Change
Salaries, wages, and benefits      3.26           3.13         .13        4.2
Fuel and oil                       1.28           1.14         .14       12.3
Maintenance materials
  and repairs                       .64            .60         .04        6.7
Agency commissions                  .01            .07        (.06)     (85.7)
Aircraft rentals                    .24            .26        (.02)      (7.7)
Landing fees and other rentals      .54            .51         .03        5.9
Depreciation                        .56            .53         .03        5.7
Other operating expenses           1.43           1.35         .08        5.9

Total                              7.96           7.59         .37        4.9




      Operating expenses per ASM were 7.96 cents, a 4.9 percent increase compared to 7.59 cents for the first half of 2003. Excluding the impact of the $41 million increase in profitsharing expense, which related to the $271 million government grant, the first half 2004 increase in operating expenses per ASM increased 6.4 percent, primarily due to higher salaries, wages, and benefits, and higher fuel expense. These and other smaller increases were partially offset by lower commissions expense compared to 2003.

      Salaries, wages, and benefits expense per ASM increased 4.2 percent, inclusive of $41 million in additional expense from the profitsharing impact of the 2003 government grant. Excluding the profitsharing impact of the 2003 government grant, approximately 40 percent the increase per ASM was due to higher average wage rates, 20 percent was due to higher benefits costs, primarily health care, and 15 percent was due to costs incurred from the consolidation of the Company's Reservations operations in first quarter 2004. See Note 8 to the unaudited condensed consolidated financial statements. The remainder of the increase was primarily due to the costs associated with the second quarter voluntary early out option offered by the Company, and the retroactive pay and benefits related to the tentative labor contract with the Company's Flight Attendants in second quarter 2004.

      Fuel and oil expense per ASM increased 12.3 percent primarily due to an increase in the average fuel price per gallon. The average fuel cost per gallon for the first half of 2004 was 80.8 cents, 13.8 percent higher than the first half of 2003, including the effects of hedging activities. See
Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 6.7 percent primarily due to an increase in repairs for 737-700 aircraft engines, which are based on a time and materials basis. Expense for these aircraft engines increased due to the growing number of this type of aircraft in the Company's fleet, contributing to an increase in repairs for these aircraft engines. This increase was partially offset by a decrease in expense for 737-200 aircraft engines. The Company is retiring the 737-200 aircraft, and they are currently expected to be completely phased out of the Company's fleet by the end of January 2005.

      Agency commissions per ASM decreased 85.7 percent primarily due to the elimination of commissions paid to travel agents, effective December 15, 2003. The Company records commission expense in the period of travel, not the period of sale. Consequently, the Company recognized small amounts of commission expense as all pre-December 15, 2003 commissionable sales were flown. In the first half of 2003, approximately 17 percent of passenger revenues were commissionable, based on the Company's previous policy of paying a 5 percent commission to travel agents. For the first half of 2004, approximately 14 percent of revenues were derived through travel agents, 57 percent through the Company's web site at southwest.com, and the remaining portion primarily derived through the Company's Reservations Centers.

      Aircraft rentals per ASM decreased 7.7 percent compared to the first half of 2003 primarily due to the increase in ASMs relative to the number of leased aircraft. The majority of the decrease per ASM was due to the increase in ASMs relative to the expense from leased aircraft. All of the aircraft acquired in 2003 are owned by the Company and all of the aircraft acquired thus far in 2004, except for one, are owned by the Company.

      Landing fees and other rentals per ASM increased 5.9 percent compared to the first half of 2003. Approximately 70 percent of the increase was in other rentals expense primarily due to the Company's expansion of gate and counter space at several airports. The remainder of the increase was in landing fees, primarily due to slightly higher rates paid.

      Depreciation expense per ASM increased 5.7 percent primarily due to an increase in owned aircraft. Only one of the 34 aircraft put into service by the Company over the past twelve months has been leased; the remainder are owned by the Company. These additional owned aircraft have increased the Company's percentage of aircraft owned or on capital lease to 77.8 percent at June 30, 2004, from 76.5 percent at June 30, 2003.

      Other operating expenses per ASM increased 5.9 percent. Approximately 25 percent of the increase was due to higher advertising expense, associated with fare sales offered by the Company and the Company's start of operations in Philadelphia during May 2004, and 25 percent of the increase was due to certain asset write-offs, including assets written off in connection with the Reservations Center consolidation in first quarter 2004. See Note 8 to the

Condensed Consolidated Financial Statements. The remainder of the increase was spread among items such as higher fuel taxes, personnel expenses, and credit card processing fees.

Other

      Interest expense decreased by $9 million, or 18.4 percent, primarily due to lower effective interest rates. The Company executed two interest-rate swaps in April 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See
Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In addition, in October 2003 the Company redeemed $100 million of senior unsecured 8 3/4% Notes originally issued in 1991.

      Capitalized interest increased by $5 million, or 33.3 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $3 million, or 25.0 percent, primarily due to a decrease in rates earned on investments.

      First half 2003 "Other (gains) losses, net" primarily consist of a $271 million government grant from the Wartime Act. See Note 10 to the unaudited condensed consolidated financial statements for more information on this grant. Also included in 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In the first half of 2003, the Company recognized $13 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $14 million in income related to the ineffectiveness of its hedges. In the first half of 2004, the Company recognized approximately $12 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $1 million in additional income related to the ineffectiveness of its hedges.

      The Company's effective tax rate decreased to 37.0 percent for the first half of 2004 from 38.1 percent in the first half of 2003, primarily due to lower state income tax rates.


Liquidity and Capital Resources

      Net cash provided by operating activities was $847 million for the six months ended June 30, 2004, compared to $905 million in the same prior year period. The decrease was primarily due to higher net income in 2003, largely attributable to the $271 million government grant. The lower 2004 net income was partially offset by an increase in Accounts payable and accrued liabilities, primarily due to higher counterparty deposits associated with the Company's fuel hedging program. See Item 3 and Note 5 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities was $1.3 billion for the 12 months ended June 30, 2004. Cash generated from operating activities for the 12 months ended June 30, 2004, was primarily used to finance capital expenditures.

      Cash flows used in investing activities during the six months ended June 30, 2004, totaled $870 million compared to $518 million in 2003. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended June 30, 2004 totaled $1.6 billion.

      Net cash used in financing activities during the six months ended June 30, 2004, was $74 million compared to $2 million generated from financing activities in 2003. Net cash used in 2004 was primarily to repurchase the Company's common stock.

Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of 22 new 737-700 aircraft from Boeing in the first half 2004, the Company has 25 737-700 aircraft deliveries for the remainder of 2004. The Company also recently exercised options for the purchase of three additional 737-700 aircraft to be delivered in 2005. The following table details the Company's current (as of July 15, 2004) firm orders, options, and purchase rights through 2012.

                     Current Schedule
                   Firm         Options*
2004**               47               -
2005                 34               -
2006                 22              12
2007                 25              29
2008                  6              45
2009-2012             -             177
Total               134             263

*Includes purchase rights
**Includes 22 aircraft delivered through June 30, 2004

      The following table details information on the 405 aircraft in the Company's fleet as of June 30, 2004:

                            Average       Number     Number     Number
   737 Type     Seats      Age (Yrs)   of Aircraft    Owned     Leased
  -200           122          21.8          18          16          2
  -300           137          13.2         194         110         84
  -500           122          13.2          25          16          9
  -700           137           3.3         168         166          2

TOTALS                         9.5         405         308         97


      On aircraft to be delivered from the manufacturer, the Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm commitments, as of June 30, 2004, was approximately $2.8 billion, subject to adjustments for inflation, due as follows: $617 million remaining in 2004, $887 million in 2005, $645 million in 2006, $523 million in 2007, and $95 million thereafter.

      In January 2004, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. No expiration date was given to this program. During the first half of 2004, the Company repurchased approximately 9.2 million of its common shares for a total of approximately $136 million. See Item 2 of Part II of this filing for further information.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2004, of $1.8 billion, internally generated funds, and the Company's fully available $575 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest's estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.
Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "may," "will," "should," and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company's present expectations. Factors that could cause these differences include, but are not limited to:

- Items directly linked to the September 11, 2001, terrorist attacks, such as the adverse impact of new airline and airport security directives on the Company's costs and Customer demand for travel, changes in the Transportation Security Administration's scope for managing U.S. airport security, and the possibility of further terrorist attacks or additional incidents that could cause the public to question the safety and/or efficiency of air travel.

- The availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage to airlines. The government's coverage currently expires on August 31, 2004, but can be extended to December 31, 2004, by the Department of Transportation.

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

- Internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first half of 2004, because of the spike in energy prices, the fair values of the Company's fuel hedge contracts has increased significantly. At June 30, 2004, the estimated gross fair value of these contracts was $548 million, compared to $251 million at December 31, 2003.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2004, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At June 30, 2004, the Company held $265 million in collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company's hedging program.
The deposits are included in Accrued liabilities on the unaudited
Condensed Consolidated Balance Sheet.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                Issuer Purchases of Equity Securities (1)

                  (a)            (b)              (c)                (d)
                                            Total number of    Maximum dollar
                                           shares purchased    value that may
             Total number      Average  as part of publicly  yet be purchased
               of shares     price paid     announced plans   under the plans
   Period      purchased      per share       or programs       or programs
April 1,
 2004 through
  April 30,
   2004                -           $ -                 -         $175,117,457
May 1,
 2004 through
  May 31,
   2004          320,000        $15.48           320,000         $170,164,609
June 1,
 2004 through
  June 30,
   2004          366,000        $15.56           366,000         $164,470,512

     Total (2)   686,000                         686,000





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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 19, 2004. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2006: Rollin W. King: 715,175,761 shares voted for and 40,634,132 shares withheld; June M. Morris: 596,227,703 shares voted for and 159,582,189 shares withheld. There were no broker non-votes on this matter.

The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2007: Herbert D. Kelleher: 628,639,588 shares voted for and 127,170,304 shares withheld; C. Webb Crockett:
534,730,984 shares voted for and 221,078,909 shares withheld; William
P. Hobby: 712,427,269 shares voted for and 43,382,624 shares withheld; Travis
C. Johnson: 732,205,685 shares voted for and 23,604,207 shares withheld. There were no broker non-votes on this matter.

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: Colleen C. Barrett, William H. Cunningham, Nancy B. Loeffler, Louis E. Caldera, John T. Montford, and James
F. Parker.

(ii) The Company's selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004 was ratified as follows: 743,451,280 shares voted for, 7,778,622 shares voted against, and 4,579,990 shares withheld.

Item 5.     Other Information

Effective July 15, 2004, the Company announced that Vice Chairman of the Board and Chief Executive Officer, James F. Parker had retired effective July 15, 2004. Gary Kelly, formerly Executive Vice President - Chief Financial Officer, succeeds Mr. Parker as Vice Chairman and Chief Executive Officer. Laura Wright, formerly the Company's Vice President - Finance and Treasurer succeeds Mr. Kelly as Chief Financial Officer.

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

      10.1 Revolving Credit Facility Agreement among Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent, dated as of April 20, 2004.
      10.2  Amendment No. 5 to the Southwest Airlines Co. Profit Sharing
            Plan.
      10.3 Supplemental Agreements Nos. 34, 35, 36, 37, and 38 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing

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

b) Reports on Form 8-K

On July 15, 2004, Southwest filed a current report on Form 8-K to furnish the Company's public announcement of its second quarter 2004 earnings, and the announcement of Executive changes.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOUTHWEST AIRLINES CO.

July 19, 2004                                  By    /s/   Laura H. Wright
                                                     Laura H. Wright
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.	                             Description
Exhibit 10.1        -       Revolving Credit Facility Agreement among
                            Southwest Airlines Co., the banks party thereto, and JPMorgan Chase Bank, as Administrative Agent, dated as of April 20, 2004.

Exhibit 10.2        -       Amendment No. 5 to the Southwest Airlines Co.
                            Profit Sharing Plan.

Exhibit 10.3        -       Supplemental Agreements Nos. 34, 35, 36, 37, and
                            38 to Purchase Agreement No. 1810, dated January
                            19, 1994 between The Boeing Company and
                            Southwest. Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential
                            Treatment Application filed with the Commission.

Exhibit 31.1        -       Rule 13a-14(a) Certification of Chief Executive
                            Officer

Exhibit 31.2        -       Rule 13a-14(a) Certification of Chief Financial
                            Officer

Exhibit 32.1        -       Section 1350 Certification of Chief Executive
                            Officer

Exhibit 32.2        -       Section 1350 Certification of Chief Financial
                            Officer