Form 10-Q
period 2004-09-30
SOUTHWEST AIRLINES CO
filed 2004-10-15
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of the close of business on October 12, 2004:

                               779,583,386

                            SOUTHWEST AIRLINES CO.
                                 FORM 10-Q
                       Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Southwest Airlines Co.
                     Condensed Consolidated Balance Sheet
                                (in millions)
                                 (unaudited)

                                         September 30,          December 31,
                                              2004                  2003
ASSETS
Current assets:
      Cash and cash equivalents             $1,876                $1,865
      Accounts and other receivables           252                   132
	Inventories of parts and supplies,
        at cost                                112                    93
      Fuel hedge contracts                     558                   164
      Prepaid expenses and
        other current assets                    74                    59
	    Total current assets               2,872                 2,313

Property and equipment, at cost:
      Flight equipment                       9,742                 8,646
      Ground property and equipment          1,175                 1,117
	Deposits on flight equipment
        purchase contracts                     769                   787
                                            11,686                10,550
      Less allowance for depreciation
        and amortization                     3,242                 3,107
                                             8,444                 7,443
Other assets                                   415                   122
                                           $11,731                $9,878

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                        $418                  $405
      Accrued liabilities                    1,026                   650
      Air traffic liability                    644                   462
      Current maturities of long-term debt     317                   206
          Total current liabilities          2,405                 1,723

Long-term debt less current maturities       1,606                 1,332
Deferred income taxes                        1,860                 1,420
Deferred gains from sale and
  leaseback of aircraft                        156                   168
Other deferred liabilities                     200                   183
Stockholders' equity:
      Common stock                             790                   789
      Capital in excess of par value           263                   258
      Retained earnings                      4,084                 3,883
      Accumulated other comprehensive income   520                   122
      Treasury stock, at cost                 (153)                    -
          Total stockholders' equity         5,504                 5,052
                                           $11,731                $9,878

See accompanying notes.

                           Southwest Airlines Co.
                 Condensed Consolidated Statement of Income
                  (in millions, except per share amounts)
                                (unaudited)

                          Three months ended          Nine months ended
                              September 30,              September 30,

                            2004        2003            2004      2003
OPERATING REVENUES:
  Passenger               $1,612      $1,503          $4,694    $4,275
  Freight                     28          23              82        70
  Other                       34          27              99        75
     Total
       operating revenues  1,674       1,553           4,875     4,420

OPERATING EXPENSES:
  Salaries, wages,
    and benefits             612         554           1,823     1,657
  Fuel and oil               247         214             723       616
  Maintenance materials
    and repairs              113         111             351       321
  Agency commissions           -          11               2        36
  Aircraft rentals            45          46             134       137
  Landing fees
    and other rentals        104          95             306       276
  Depreciation and
    amortization             108          97             318       285
  Other operating expenses   254         240             783       720
    Total operating
      expenses             1,483       1,368           4,440     4,048

OPERATING INCOME             191         185             435       372

OTHER EXPENSES (INCOME):
  Interest expense            21          21              62        71
  Capitalized interest       (10)         (8)            (30)      (23)
  Interest income             (5)         (6)            (14)      (18)
  Other (gains)
    losses, net                4           7              16      (265)
    Total other
      expenses (income)       10          14              34      (235)

INCOME BEFORE INCOME TAXES   181         171             401       607
PROVISION FOR INCOME TAXES    62          65             143       231

NET INCOME                  $119        $106            $258      $376

NET INCOME PER
  SHARE, BASIC             $ .15       $ .14           $ .33     $ .48
NET INCOME PER
  SHARE, DILUTED           $ .15       $ .13           $ .32     $ .46

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                    781         784             784       781
    Diluted                  812         827             815       818

See accompanying notes.

                            Southwest Airlines Co.
               Condensed Consolidated Statement of Cash Flows
                               (in millions)
                                (unaudited)
                                     Three months ended     Nine months ended
                                        September 30,         September 30,

                                       2004       2003     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                         $119       $106     $258         $376
    Adjustments to reconcile
      net income to cash provided by
        operating activities:
          Depreciation and amortization 108         97      318          285
        Deferred income taxes            60         29      141          177
        Amortization of deferred gains
          on sale and leaseback
           of aircraft                   (4)        (4)     (12)         (12)
        Amortization of scheduled
           airframe inspections
             & repairs                   13         13       40           37
        Changes in certain assets and liabilities:
          Accounts and other
            receivables                 (24)       (15)     (74)          32
          Other current assets          (21)        (7)     (33)         (15)
          Accounts payable and
            accrued liabilities         111        (72)     393          (20)
          Air traffic liability         (15)        (7)     182          156
          Income taxes payable            -         (6)       -            5
        Other                            13          7       (7)          25
            Net cash provided by
             operating activities       360        141    1,206        1,046

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and
      equipment, net                   (496)      (337)  (1,366)        (855)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt          350          -      408            -
    Proceeds from Employee stock plans   12         30       52           61
    Payments of long-term debt and
      capital lease obligations          (1)        (1)     (22)         (21)
    Payments of cash dividends           (4)        (4)     (14)         (14)
    Repurchase of common stock         (110)         -     (246)           -
    Other, net                           (3)         1       (7)           2
           Net cash provided by
             financing activities       244         26      171           28

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      108       (170)      11          219
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 1,768      2,204    1,865        1,815
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $1,876     $2,034   $1,876       $2,034

CASH PAYMENTS FOR:
  Interest, net of amount capitalized   $14        $16      $31          $52
  Income taxes                           $2        $49       $4          $53

See accompanying notes.

                             Southwest Airlines Co.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2004 and 2003, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2003, has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on

Form 10-K for the year ended December 31, 2003.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                         Three months         Nine months
                                     ended September 30,  ended September 30,
                                         2004        2003      2004     2003
Net income, as reported                  $119        $106      $258     $376
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects                -           -         -         -
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all
  awards, net of related tax effects      (41)        (14)      (63)     (45)

Pro forma net income                      $78         $92      $195     $331

Net income per share
  Basic, as reported                     $.15        $.14      $.33     $.48
  Basic, pro forma                       $.10        $.12      $.25     $.42

  Diluted, as reported                   $.15        $.13      $.32     $.46
  Diluted, pro forma                     $.10        $.11      $.24     $.41


3.  DIVIDENDS

During the three month periods ended March 31, 2004, June 30, 2004, and September 30, 2004, dividends of $.0045 per share were declared on the 784 million, 785 million, and 779 million shares of common stock then outstanding, respectively. During the three month periods ended March 31, 2003, June 30, 2003, and September 30, 2003, dividends of $.0045 per share were declared on the 778 million, 780 million, and 784 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                      2004          2003     2004        2003
NUMERATOR:
  Net income available to
    common stockholders               $119          $106     $258        $376

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                 781           784      784         781
  Dilutive effect of Employee stock
    Options                             31            43       31          37
  Adjusted weighted-average shares
    outstanding, diluted               812           827      815         818

NET INCOME PER SHARE:
  Basic                               $.15          $.14     $.33        $.48

  Diluted                             $.15          $.13     $.32        $.46


5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three month periods ended September 30, 2004 and 2003, represented approximately 16.7 percent and 15.6 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found effective commodities for hedging jet fuel, primarily crude oil and heating oil. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place for the first nine months of 2004, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 80 percent of its remaining 2004 total anticipated jet fuel requirements that effectively cap crude oil-equivalent prices under $24 per barrel. The Company is also over 80 percent hedged for 2005 with prices capped at approximately $25 per barrel, 60 percent hedged for 2006 at approximately $31 per barrel, and over 40 percent hedged for 2007 at approximately $30 per barrel. As of September 30, 2004, the majority of the

Company's remaining 2004 hedges are effectively heating oil-based. Beyond 2004, a major portion of the hedge positions are crude oil-based.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at September 30, 2004, was a net asset of approximately $937 million. The current portion of this net asset, approximately $558 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $379 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended September 30, 2004 and 2003, the Company recognized $131 million and $30 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended September 30, 2004 and 2003, the Company also recognized approximately $2 million and $1 million, respectively, of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges. The Company recognized approximately $6 million and $7 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during third quarter 2004, and third quarter 2003.

As of September 30, 2004, the Company had approximately $520 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $319 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2004.

Interest Rate Swaps - During third quarter 2004, the Company entered into an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due October 1, 2014 (see Note 11). Under the interest rate swap agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until October 1, 2014.

During second quarter 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under the first interest rate swap agreement, the Company pays LIBOR plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until March 1, 2012. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at September 30, 2004 was a liability of approximately $12 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $353 million and $656 million, respectively, for the three and nine months ended September 30, 2004. Comprehensive income totaled $105 million and $395 million, respectively, for the three and nine months ended September 30, 2003. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                             Three months ended September 30,
                                                    2004          2003
Net income                                          $119          $106
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $146 and $(1)            234            (2)
  Other, net of deferred taxes of $0 and $0            -             1
  Total other comprehensive income                   234            (1)

Comprehensive income                                $353          $105

                                              Nine months ended September 30,
                                                    2004          2003

Net income                                          $258          $376
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $252 and $12             397            18
  Other, net of deferred taxes of $0 and $1            1             1
  Total other comprehensive income                   398            19

Comprehensive income                                $656          $395



A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at December 31, 2003              $123        ($1)           $122
  2004 changes in value                    559          1             560
  Reclassification to earnings            (162)         -            (162)
Balance at September 30, 2004             $520        ($0)           $520


7. REVOLVING CREDIT FACILITY

During second quarter 2004, the Company replaced its former revolving credit facilities with a new facility. Under the new facility, the Company can borrow up to $575 million from a group of banks. The facility expires in April 2007 and is unsecured. At the Company's option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points given Southwest's credit rating at September 30, 2004. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pretax income to fixed obligations, as defined. As of September 30, 2004, the Company is in compliance with this covenant, and there are no outstanding amounts borrowed under this facility.


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

                                                    Consolidation
                                       Employee     of facilities
                                      bonus pay       and other
                                     and benefits      charges        Total
Initial charge in first quarter 2004    $13 		 $5 		     $18
Non-cash charges                          -             -                -
Cash payments                           (11)           (4)             (15)
Balance at September 30, 2004            $2            $1               $3




9. AIRCRAFT FINANCINGS

In February 2004 and April 2004, the Company entered into two separate $29 million two-year notes, utilizing two new 737-700 aircraft as collateral. Both of the notes are non-interest bearing and accrete to face value at maturity at annual rates of 2.9 percent and 3.4 percent, respectively.
The proceeds of these borrowings were used to fund the individual aircraft purchases.

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

11. ISSUANCE OF DEBT

During third quarter 2004, the Company issued $350 million senior unsecured Notes (Notes) due 2014. The Notes bear interest at 5.25 percent, payable semi-annually in arrears, with the first payment due on April 1, 2005. Concurrently, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 5 for more information on the interest-rate swap agreement. Southwest used the net proceeds from the issuance of the Notes, approximately $346 million, for general corporate purposes.

12. ACCRUED LIABILITIES

                                        September 30,       December 31,
                                            2004                2003
Counterparty fuel hedge deposits           $    525            $   117
Accrued vacation pay                            117                109
Accrued aircraft rent                            93                114
Accrued profitsharing and savings plans          72                126
Other                                           219                184
                                           $  1,026            $   650

13. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 2 provide detail as to the Company's financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based Employee compensation to the current reporting periods.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

    Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                  Three months ended
                                                      September 30,
                                                   2004        2003      Change
Revenue passengers carried                      18,334,448  17,243,250    6.3 %
Enplaned passengers                             21,102,752  19,708,171    7.1 %
Revenue passenger miles (RPMs) (000s)           14,164,101  12,832,340   10.4 %
Available seat miles (ASMs) (000s)              19,486,103  18,204,357    7.0 %
Load factor                                          72.7%       70.5%  2.2 pts
Average length of passenger haul (miles)               773         744    3.9 %
Average aircraft stage length (miles)                  576         558    3.2 %
Trips flown	                                       248,981     240,912    3.3 %
Average passenger fare                              $87.90      $87.16    0.8 %
Passenger revenue yield per RPM (cents)              11.38       11.71   (2.8)%
Operating revenue yield per ASM (cents)               8.59        8.53    0.7 %
Operating expenses per ASM (cents)                    7.61        7.51    1.3 %
Operating expenses per ASM, excluding fuel (cents)    6.34        6.34      -
Fuel costs per gallon, excluding fuel tax (cents)     80.3        72.8   10.3 %
Fuel consumed, in gallons (millions)                   306         292    4.8 %
Number of Employees at period-end                   30,657      32,563   (5.9)%
Size of fleet at period-end                            415         385    7.8 %

                                                     Nine months ended
                                                       September 30,
                                                    2004        2003   Change
Revenue passengers carried                      53,193,484  49,384,070    7.7 %
Enplaned passengers                             60,921,204  56,324,276    8.2 %
Revenue passenger miles (RPMs) (000s)           40,282,260  36,278,706   11.0 %
Available seat miles (ASMs) (000s)              56,641,218  53,497,254    5.9 %
Load factor                                          71.1%       67.8% 3.3 pts.
Average length of passenger haul (miles)               757         735    3.0 %
Average aircraft stage length (miles)                  572         555    3.1 %
Trips flown                                        729,836     711,517    2.6 %
Average passenger fare                              $88.23      $86.56    1.9 %
Passenger revenue yield per RPM (cents)              11.65       11.78   (1.1)%
Operating revenue yield per ASM (cents)               8.61        8.26    4.2 %
Operating expenses per ASM (cents)                    7.84        7.57    3.6 %
Operating expenses per ASM, excluding fuel (cents)    6.56        6.42    2.2 %
Fuel costs per gallon, excluding fuel tax (cents)     80.6        71.6   12.6 %
Fuel consumed, in gallons (millions)                   891         855    4.2 %
Number of Employees at period-end                   30,657      32,563   (5.9)%
Size of fleet at period-end                            415         385    7.8 %


Material Changes in Results of Operations

    Summary

    The airline industry continued to experience significant challenges during third quarter 2004. The price of fuel, an airline's second largest expense after labor, continued its upward trend, with prices approximating $50 per barrel at the end of the quarter. Although the revenue environment is still weak, the airline industry continued to add significant capacity. Carriers serving the southeastern United States (including Southwest) were also adversely impacted by four major hurricanes during third quarter 2004.

    Despite these challenges, the Company profitably increased its capacity by
7.0 percent compared to the prior year. Southwest reported its 54th consecutive quarterly profit during third quarter 2004, and even surpassed the Company's profit in third quarter 2003. The Company's third quarter 2004 net income was $119 million ($.15 per share, diluted), an increase of $13 million, or 12.3 percent, compared to third quarter 2003 net income of $106 million ($.13 per share, diluted). Operating income increased $6 million, or 3.2 percent compared to third quarter 2003.

    Although the industry revenue environment is weak, Southwest's revenue growth managed to keep pace with capacity growth. The growth in the Company's fleet and stronger demand stimulated by increased fare sale activity contributed to the increase in revenues; however, yields are under intense pressure as a result of increased competitive capacity.

    The Company's third quarter 2004 operating unit cost of 7.61 cents increased 1.3 percent compared to the same prior year period. The Company's hedging program greatly mitigated record-high market fuel prices during third quarter 2004 as hedging gains reduced fuel and oil expense by $131 million. However, even with the Company's strong hedging position, fuel cost per gallon increased 10.3 percent versus the same prior year period. In its efforts to control fuel expense, the Company is installing Blended Winglets to its Boeing 737-700 aircraft. As of October 13, 2004, Blended Winglets have been installed on 137 of its 737-700s. The Company began receiving -700s with winglets factory-installed from Boeing in August 2004 and expects to have all -700s retrofitted with winglets by March 2005. Southwest expects annual fuel consumption savings of approximately three percent for each 737-700 aircraft outfitted with the winglets.

    Excluding fuel, CASM was flat with third quarter 2004 and well below first half 2004, which represents a significant improvement in cost trends. The Company is meeting its cost reduction goals as a result of productivity improvements throughout the Company, and expects fourth quarter 2004 CASM, excluding fuel, to decline from the fourth quarter 2003 performance of 6.51 cents and to be in line with third quarter 2004's 6.34 cents. In addition, because of these productivity improvements, the Company currently expects our 2005 CASM, excluding fuel, to be in line with, or below, 2004 levels.

    The Company continues to enhance labor productivity with technology. As a result, the Company has expanded flights while simultaneously decreasing overall headcount. At September 30, 2004, the Company's headcount per aircraft was 74 versus a year-ago level of 85. Items contributing to the reduction in headcount include: shifting ticket distribution to the internet, allowing the Company to decrease its investment in "brick and mortar" reservations centers (see Note 8 to the unaudited condensed consolidated financial statements) and eliminate its travel agency commission; the use of RAPID CHECK-IN kiosks at the airport; the ability to obtain boarding passes via the internet at www.southwest.com; initiatives to re-allocate headcount by offering transfer opportunities to Employees in departments that may be overstaffed to areas where the Company is continuing to grow; and offering a voluntary early out option to all of its Employees, except officers. The Company benefited from the voluntary early out offer this summer, and expects ongoing cost savings to be approximately $20 million to $30 million annually. These and other initiatives helped the Company to absorb cost pressures, such as higher wage rates and the increase in fuel prices.

    For the nine months ended September 30, 2004, net income was $258 million ($.32 per share, diluted), a $118 million decrease compared to 2003 same period net income of $376 million ($.46 per share, diluted). Operating income increased $63 million, or 16.9 percent compared to the same period of 2003. As disclosed in Note 10 to the condensed consolidated financial statements, results for the nine months ended September 30, 2003, included $271 million as "Other gains" from the Emergency Wartime Supplemental Appropriations Act (Wartime Act). The Company believes that excluding the impact of this government grant will enhance comparative analysis of results. The grant was made to stabilize and support the airline industry as a result of the 2003 war with Iraq. The grant was not indicative of the Company's operating performance for 2003, and should not be considered in developing trend analysis for future periods. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2003 with results excluding the impact of the government grant received in that period:

SOUTHWEST AIRLINES CO.
RECONCILIATION OF REPORTED AMOUNTS TO NON-GAAP ITEMS (SEE NOTE)
(unaudited)

                                                    Nine months ended
                                                       September 30,
(In millions, except per share and per ASM amounts)                     Percent
                                                    2004         2003    Change
Operating expenses, as reported                    $4,440      $4,048
Profitsharing impact of government grant                -         (41)
Operating expenses, excluding grant impact         $4,440      $4,007      10.8

Operating expenses per ASM, as reported            $.0784      $.0757
Profitsharing impact of government grant                -      (.0008)
Operating expenses per ASM, excluding
  grant impact                                     $.0784      $.0749       4.7

Operating expenses per ASM excluding               $.0656      $.0642
  fuel, as reported
Profitsharing impact of government grant                -      (.0008)
Operating expenses per ASM, excluding
  fuel and grant impact                            $.0656      $.0634       3.5

Operating income, as reported                        $435        $372
Profitsharing impact of government grant                -          41
Operating income, excluding grant impact             $435        $413       5.3

Net income, as reported                              $258        $376
Government grant, net of income taxes
  and profitsharing                                     -        (143)
Net income, excluding grant impact                   $258        $233      10.7

Net income per share, diluted, as reported           $.32        $.46
Government grant, net of income taxes
  and profitsharing                                     -        (.18)
Net income per share, diluted, excluding
  grant impact                                       $.32        $.28      14.3


    Excluding the government grant from 2003 results, net income increased $25 million, or 10.7 percent, and operating income increased $22 million, or 5.3 percent, for the first nine months of 2004 compared to the prior year. These increases were primarily due to higher revenues, and lower commission expense, which have more than offset higher salaries, wages, and benefits, and higher jet fuel costs.


Comparison of three months ended September 30, 2004, to three months ended September 30, 2003

Revenues

    Consolidated operating revenues increased by $121 million, or 7.8 percent, primarily due to a $109 million, or 7.3 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to a 10.4 percent increase in revenue passenger miles (RPMs) flown.

    Third quarter 2004 capacity, as measured by available seat miles (ASMs), increased 7.0 percent compared to third quarter 2003. The capacity increase resulted from the net addition of 30 aircraft (net of eleven retirements) since the end of third quarter 2003. The third quarter 2004 load factor was 72.7 percent, an increase of 2.2 points compared to 2003. The third quarter 2004 load factor was the highest for any third quarter in the Company's history.
The Company also experienced a 6.3 percent increase in revenue passengers carried compared to third quarter 2003.

    The third quarter 2004 passenger yield per RPM decreased 2.8 percent to
11.38 cents from 11.71 cents in third quarter 2003. The lower RPM yield was primarily due to a higher mix of discounted fares compared to the prior year resulting from more competitive capacity and increased fare sales in 2004. Passenger revenue yield per ASM increased .2 percent to 8.27 cents compared to third quarter 2003, as higher load factors slightly offset the decline in RPM yield. The revenue environment has softened since July, and recent trends, along with more competitive capacity, suggest fourth quarter 2004 unit revenue may decline from fourth quarter 2003 unit revenue of 8.29 cents. Although bookings for October 2004 are fine, the Company's RPM yields continue to fall below year ago levels. Thus far, the October 2004 load factor is higher than the October 2003 figure of 63.6 percent. RPM yields are currently running approximately five percent below the same prior year period.

    Consolidated freight revenues increased by $5 million, or 21.7 percent. Approximately half of the increase was due to an increase in the number of cargo shipments. The other half of the increase was due to an increase in mail revenues. Other revenues increased by $7 million, or 25.9 percent, compared to third quarter 2003 primarily due to a 23.9 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One Visa card. The Company expects another year-over-year increase in both freight and other revenues, in fourth quarter 2004.

Operating expenses

    To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended September 30, 2004 and 2003, followed by explanations of changes on a per-ASM basis:

                           Three months ended September 30,   Per ASM   Percent
                                       2004        2003        Change    Change
Salaries, wages, and benefits          3.14        3.04         .10        3.3
Fuel and oil                           1.27        1.18         .09        7.6
Maintenance materials and repairs       .58         .61        (.03)      (4.9)
Agency commissions                        -         .06        (.06)    (100.0)
Aircraft rentals                        .23         .25        (.02)      (8.0)
Landing fees and other rentals          .53         .52         .01        1.9
Depreciation                            .55         .53         .02        3.8
Other operating expenses               1.31        1.32        (.01)      (0.8)
Total                                  7.61        7.51         .10        1.3

    Operating expenses per ASM were 7.61 cents, a 1.3 percent increase compared to 7.51 cents for third quarter 2003. The CASM increase was driven primarily by higher labor and fuel costs, partially offset by lower commissions, maintenance expense, and aircraft rentals. Excluding fuel, however, CASM was flat with third quarter 2003 at 6.34 cents per ASM.

    Salaries, wages, and benefits expense per ASM increased 3.3 percent, primarily due to higher average wage rates. The Company currently expects continuing wage rate pressures in fourth quarter 2004; however, the Company's continued productivity efforts should substantially offset these increases, barring any unforeseen events.

    During second quarter 2004, the Company and the Transport Workers Union Local 556 reached a tentative labor agreement (contract) for the Company's Flight Attendants, which includes both pay increases and the issuance of stock options. During July 2004, a majority of the Company's Flight Attendants ratified the contract, which is for the period from June 1, 2002, to May 31, 2008.

    During third quarter 2004, the Company and the Aircraft Mechanics Fraternal Association, representing the Company's Mechanics, agreed to extend the date the current agreement becomes amendable to August 2008. The extension includes both pay raises and the issuance of stock options, and has been ratified by a majority of the Company's Mechanics.

    During third quarter 2004, the Company and the International Brotherhood of Teamsters, representing the Company's Flight Simulator Technicians, agreed to extend the date the current agreement becomes amendable to November 2011. The extension includes both pay raises and the issuance of stock options, and has been ratified by a majority of the Company's Simulator Technicians.

    Fuel and oil expense per ASM increased 7.6 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in third quarter 2004 was 80.3 cents, 10.3 percent higher than third quarter 2003, including the effects of hedging activities. For fourth quarter 2004, the Company has fuel hedges in place for over 80 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices under $24 per barrel of crude oil. The majority of the Company's near term hedge positions are in the form of option contracts. During the first nine months of 2004, because of the spike in energy prices and the purchase of additional contracts for future years, the fair values of the Company's fuel hedge contracts have increased significantly. At September 30, 2004, the estimated gross fair value of these contracts was $937 million. See
Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

    Maintenance materials and repairs per ASM decreased 4.9 percent primarily due to a decrease in repair events for aircraft engines. The Company expects fourth quarter 2004 maintenance materials and repairs per ASM to be lower than the third quarter 2004 level, primarily due to less scheduled maintenance activity.

    Agency commissions per ASM decreased to zero due to the elimination of commissions paid to travel agents, effective December 15, 2003. For third quarter 2004, approximately 12 percent of revenues were derived through travel agents, 59 percent through the Company's web site at southwest.com, and the remaining portion primarily through the Company's Reservations Centers.
Because of the change in commission policy, the Company expects a similar year-over-year comparison for fourth quarter 2004.

    Aircraft rentals per ASM decreased 8.0 percent compared to third quarter 2003. The majority of the decrease per ASM was due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2003 are owned by the Company, and all of the aircraft acquired thus far in 2004, except for one, are owned by the Company. The Company currently expects a similar year-over-year decline in aircraft rentals per ASM for fourth quarter 2004.

    Landing fees and other rentals per ASM increased 1.9 percent compared to third quarter 2003. Approximately 70 percent of the increase was in landing fees, primarily due to higher rates paid. The remainder of the increase was in other rentals expense, primarily due to the Company's expansion of gate and counter space at several airports. The Company currently expects a similar year-over-year increase in landing fees and other rentals per ASM for fourth quarter 2004.

    Depreciation expense per ASM increased 3.8 percent primarily due to an increase in owned aircraft. Only one of the 41 aircraft put into service by the Company over the past twelve months has been leased; the remainder are owned by the Company. This has increased the Company's percentage of aircraft owned or on capital lease to 78.3 percent at September 30, 2004 from 76.9 percent at September 30, 2003.

    Other operating expenses per ASM were down slightly compared to third quarter 2003. The Company experienced a comparative increase in security expense, as the 2003 Wartime Act included a four-month moratorium on security fees remitted to the Transportation Security Administration, from June 1, 2003 to September 30, 2003, and fuel sales tax increased due to the substantial increase in fuel prices. These increases were offset, however, by decreases in insurance expense, from lower negotiated rates for 2004, and in advertising expense from lower budgeted spending in 2004. The Company currently expects Other operating expenses per ASM for fourth quarter 2004 to decline from fourth quarter 2004, primarily due to lower planned advertising expense.

    Through the 2003 Wartime Act, the federal government has continued to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the
commercial market.   The government-provided supplemental coverage from the
Wartime Act is currently set to expire on December 31, 2004. If such coverage is not extended by the government, the Company could incur substantially higher insurance costs beginning in 2005.

Other

    Interest expense was flat compared to third quarter 2003, as a decrease in expense from the Company's October 2003 redemption of $100 million of senior unsecured 8 3/4% Notes originally issued in 1991 was offset by the September 2004 issuance of $350 million senior unsecured Notes, and slightly higher floating market interest rates. The majority of the Company's long-term debt is at floating interest rates. See Note 5 to the unaudited condensed consolidated financial statements for more information.

    Capitalized interest increased by $2 million, or 25.0 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

    Interest income decreased by $1 million, or 16.7 percent, primarily due to a decrease in invested cash balances.

    "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During third quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $2 million in income related to the ineffectiveness of its hedges. In third quarter 2003, the Company recognized approximately $7 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $1 million in income related to the ineffectiveness of its hedges.

    The Company's effective tax rate decreased to 34.1 percent in third quarter 2004 from 38.1 percent in third quarter 2003 primarily due to a reduction in estimated liabilities for prior year taxes as a result of recent discussions with taxing authorities. The Company currently expects its fourth quarter 2004 effective rate to approximate 37 percent, and its full year 2004 effective tax rate to approximate 36 percent.



Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

Revenues

    Consolidated operating revenues increased by $455 million, or 10.3 percent, primarily due to a $419 million, or 9.8 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to an 11.0 percent increase in revenue passenger miles (RPMs) flown.

    Capacity for the first nine months of 2004, as measured by available seat miles (ASMs), increased 5.9 percent compared to the same period of 2003. The capacity increase resulted from the net addition of 30 aircraft (net of eleven retirements) since September 30, 2003. The 2004 load factor was 71.1 percent, an increase of 3.3 points compared to 2003. The Company also experienced a 7.7 percent increase in revenue passengers carried compared to 2003.

    Passenger yields per RPM were down 1.1 percent compared to the first nine months of 2003. Stronger year-over-year increases in RPM yields in January and February have been more than offset by lower March - September yields, primarily due to a higher mix of discounted fares compared to the prior year in response to the Company's 2004 fare sales and industry capacity increases. Operating revenue yield per ASM (RASM or unit revenue) increased 4.2 percent to 8.61 cents compared to the first nine months of 2003, primarily due to the increase in load factors.

    Consolidated freight revenues increased by $12 million, or 17.1 percent, due to increases in cargo revenues, primarily from an increase in the number of shipments. Other revenues increased $24 million, or 32.0 percent, compared to the first nine months of 2003, primarily due to a 37.3 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Bank One Visa card.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the nine months ended September 30, 2004 and 2003, followed by explanations of changes on a per-ASM basis:

                                Nine months ended
                                  September 30,       Per ASM     Percent
                                2004         2003     Change       Change
Salaries, wages, and benefits   3.22         3.10      .12          3.9
Fuel and oil                    1.28         1.15      .13         11.3
Maintenance materials
   and repairs                   .62          .60      .02          3.3
Agency commissions                 -          .07     (.07)      (100.0)
Aircraft rentals                 .24          .26     (.02)        (7.7)
Landing fees and other rentals   .54          .52      .02          3.8
Depreciation                     .56          .53      .03          5.7
Other operating expenses        1.38         1.34      .04          3.0

Total                           7.84         7.57      .27          3.6

      Operating expenses per ASM were 7.84 cents, a 3.6 percent increase compared to 7.57 cents for 2003. Excluding the $41 million increase in profitsharing expense from the receipt of the $271 million government grant, the 2004 increase in operating expenses per ASM was 4.7 percent, primarily due to higher salaries, wages, and benefits, and higher fuel expense. These and other smaller increases were partially offset by lower commissions expense compared to 2003.

      Salaries, wages, and benefits expense per ASM increased 3.9 percent, inclusive of $41 million in additional expense from the profitsharing impact of the 2003 government grant. Excluding the profitsharing impact of the 2003 government grant, approximately 65 percent of the increase per ASM was due to higher average wage rates, and 25 percent was due to higher benefits costs, primarily health care.

      Fuel and oil expense per ASM increased 11.3 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon for the first nine months of 2004 was 80.6 cents, 12.6 percent higher than 2003, including the effects of hedging activities. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM increased 3.3 percent primarily due to an increase in repairs for 737-700 aircraft engines, which are based on a time and materials basis. Expense for these aircraft engines increased due to the growing number of this type of aircraft in the Company's fleet, contributing to an increase in repairs for these aircraft engines.

      Agency commissions per ASM decreased to zero, primarily due to the elimination of commissions paid to travel agents, effective December 15, 2003. The Company records commission expense in the period of travel, not the period of sale. Consequently, the Company recognized small amounts of commission expense as all pre-December 15, 2003 commissionable sales were flown. In the first nine months of 2003, approximately 16 percent of passenger revenues were commissionable, based on the Company's previous policy of paying a 5 percent commission to travel agents. For the first nine months of 2004, approximately 13 percent of revenues were derived through travel agents, 58 percent through the Company's web site at southwest.com, and the remaining portion primarily derived through the Company's Reservations Centers.

      Aircraft rentals per ASM decreased 7.7 percent compared to the first nine months of 2003 primarily due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2003 are owned by the Company and all of the aircraft acquired thus far in 2004, except for one, are owned by the Company.

      Landing fees and other rentals per ASM increased 3.8 percent compared to the first nine months of 2003. Approximately 60 percent of the increase was in other rentals expense primarily due to the Company's expansion of gate and counter space at several airports. The remainder of the increase was in landing fees, primarily due to slightly higher rates paid.

      Depreciation expense per ASM increased 5.7 percent primarily due to an increase in owned aircraft. Only one of the 41 aircraft put into service by the Company over the past twelve months has been leased; the remainder are owned by the Company. These additional owned aircraft have increased the Company's percentage of aircraft owned or on capital lease to 78.3 percent at September 30, 2004, from 76.9 percent at September 30, 2003.

      Other operating expenses per ASM increased 3.0 percent. Approximately half of the increase was due to higher personnel expense, primarily from retroactive per diem costs associated with the labor contract agreement reached with the Company's Flight Attendants in third quarter 2004. The remainder of the increase was primarily due to higher fuel taxes from the substantial increase in fuel prices.

Other

      Interest expense decreased by $9 million, or 12.7 percent, primarily due to the Company's October 2003 redemption of $100 million of senior unsecured 8 3/4% Notes originally issued in 1991. In addition, the Company executed two interest-rate swaps in April 2003 to convert a portion of its fixed-rate debt to a lower floating rate. The Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due March 1, 2012 and $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities.

      Capitalized interest increased by $7 million, or 30.4 percent, primarily due to an increase in progress payment balances for future aircraft deliveries.

      Interest income decreased by $4 million, or 22.2 percent, primarily due to a decrease in rates earned on investments.

      "Other (gains) losses, net" during 2003 primarily consist of a $271 million government grant from the Wartime Act. See Note 10 to the unaudited condensed consolidated financial statements for more information on this grant. Also included in 2003 "Other (gains) losses, net" are amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In the first nine months of 2004, the Company recognized $18 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $3 million in income related to the ineffectiveness of its hedges. In the first nine months of 2003, the Company recognized approximately $21 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $14 million in additional income related to the ineffectiveness of its hedges.

      The Company's effective tax rate decreased to 35.7 percent for the first nine months of 2004 from 38.1 percent in 2003, primarily due to a reduction in estimated liabilities for prior year taxes as a result of recent discussions with taxing authorities, and due to lower state income tax rates.


Liquidity and Capital Resources

      Net cash provided by operating activities was $1.2 billion for the nine months ended September 30, 2004, compared to $1.05 billion in the same prior year period. The increase was primarily due to an increase in Accounts payable and accrued liabilities, primarily from higher counterparty deposits associated with the Company's fuel hedging program. See Item 3, and Notes 5 and 12 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities was $1.5 billion for the 12 months ended September 30, 2004. Cash generated from operating activities for the 12 months ended September 30, 2004, was primarily used to finance capital expenditures.

      Cash flows used in investing activities during the nine months ended September 30, 2004, totaled $1.4 billion compared to $855 million in 2003. Investing activities in both years consisted primarily of payments for new 737 -700 aircraft delivered to the Company and progress payments for future aircraft deliveries. Cash flows used in investing activities for the 12 months ended September 30, 2004 totaled $1.7 billion.

      Net cash generated from financing activities during the nine months ended September 30, 2004, was $171 million compared to $28 million generated from financing activities in 2003. The Company generated $350 million from the September 2004 issuance of senior unsecured Notes due 2014. This was partially offset by cash used in 2004 to repurchase $246 million of the Company's common stock.

Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of 37 new 737-700 aircraft from Boeing in the first nine months of 2004, the Company has 10 737-700 aircraft deliveries for the remainder of 2004. The Company also has firm commitments for the purchase of 34 new 737-700 aircraft to be delivered in 2005. The following table details the Company's current (as of September 30, 2004) firm orders, options, and purchase rights through 2012.

                         Prior   Schedule
                         Firm    Options*
2004**                    47         -
2005                      34         -
2006                      23        11
2007                      25        29
2008                       6        45
2009-2012                  -       177
Total                    135       262

*Includes purchase rights
**Includes 37 aircraft delivered through September 30, 2004

      The following table details information on the 415 aircraft in the Company's fleet as of September 30, 2004:

                         Average      Number     Number      Number
 737 Type   Seats       Age (Yrs)  of Aircraft   Owned       Leased
   -200      122          21.9          13         11           2
   -300      137          13.4         194        110          84
   -500      122          13.4          25         16           9
   -700      137           3.3         183        181           2

TOTALS                     9.2         415        318          97

      The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm commitments, as of September 30, 2004, was approximately $2.4 billion, subject to adjustments for inflation, due as follows: $264 million remaining in 2004, $896 million in 2005, $661 million in 2006, $523 million in 2007, and $105 million thereafter.

      In January 2004, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. No expiration date was given to this program. During the first nine months of 2004, the Company repurchased approximately 17.0 million of its common shares for a total of approximately $246 million. See Item 2 of Part II of this filing for further information.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2004, of $1.9 billion, internally generated funds, and the Company's fully available $575 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      During third quarter 2004, the Company issued $350 million senior unsecured Notes (Notes) due 2014. The Notes bear interest at 5.25 percent, payable semi-annually in arrears, with the first payment due on April 1, 2005. See Note 11 to the condensed consolidated financial statements for more information on this transaction.

      The Company currently has outstanding shelf registrations for the issuance of up to $650 million in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest's estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "may," "will," "should," and similar expressions to identify these forward -looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company's present expectations. Factors that could cause these differences include, but are not limited to:

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

- The availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage to airlines. The government's coverage has been extended to December 31, 2004, by the Department of Transportation, but there are no assurances that such coverage will be extended beyond that date.

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

Caution should be taken not to place undue reliance on the Company's forward -looking statements, which represent the Company's views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first nine months of 2004, because of the spike in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At September 30, 2004, the estimated gross fair value of these contracts was $937 million, compared to $251 million at December 31, 2003.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2004, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At September 30, 2004, the Company held $525 million in collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company's hedging program. The deposits are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. See also Note 12 to the unaudited condensed consolidated financial statements.


See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and
Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company's federal income tax returns and, in the course thereof, proposes adjustments to the Company's federal income tax liability reported on such returns. It is the Company's practice to vigorously contest those proposed adjustments it deems lacking of merit.

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

 (c)          Issuer Purchases of Equity Securities (1)

                (a)           (b)              (c)                 (d)
                                         Total number of      Maximum dollar
                                         shares purchased     value that may
            Total number    Average    as part of publicly   yet be purchased
              of shares    price paid    announced plans      under the plans
Period        purchased     per share      or programs          or programs
July 1,
 2004 through
 July 31,
 2004         1,875,000      $14.33         1,875,000           $137,601,762

August 1,
 2004 through
 August 31,
 2004         6,002,000      $13.87         6,002,000            $54,354,022

September 1,
 2004 through
 September 30,
 2004                 -           -                 -            $54,354,022

    Total(2)  7,877,000                     7,877,000

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

Item 3.      Defaults upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None

Item 6.      Exhibits

a) Exhibits

      10.1 Form of Notice of Grant pursuant to the Registrant's 1996 Incentive Stock Option Plan and 1996 Non-Qualified Stock Option Plan.
      10.2 Severance Contract between James F. Parker and Southwest Airlines Co., dated as of July 15, 2004.
      10.3 2004 Employment Contract between Southwest and Herbert D. Kelleher dated as of July 15, 2004.
      10.4 2004 Employment Contract between Southwest and Gary C. Kelly dated as of July 15, 2004.
      10.5 2004 Employment Contract between Southwest and Colleen C. Barrett dated as of July 15, 2004.
      10.6 Supplemental Agreements Nos. 39 and 40 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.
             Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
      31.1   Rule 13a-14(a) Certification of Chief Executive Officer
      31.2   Rule 13a-14(a) Certification of Chief Financial Officer
      32.1   Section 1350 Certification of Chief Executive Officer
      32.2   Section 1350 Certification of Chief Financial Officer

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHWEST AIRLINES CO.

October 15, 2004                            By  /s/   Laura Wright

                                                      Laura Wright
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                   EXHIBIT INDEX

Exhibit No.	                                 Description
Exhibit 10.1           -      Form of Notice of Grant pursuant to the
                              Registrant's 1996 Incentive Stock Option Plan and 1996 Non-Qualified Stock Option Plan.

Exhibit 10.2           -      Severance Contract between James F. Parker and
                              Southwest Airlines Co., dated as of July 15,
                              2004.

Exhibit 10.3           -      2004 Employment Contract between Southwest and
                              Herbert D. Kelleher dated as of July 15, 2004.

Exhibit 10.4           -      2004 Employment Contract between Southwest and
                              Gary C. Kelly dated as of July 15, 2004.

Exhibit 10.5           -      2004 Employment Contract between Southwest and
                              Colleen C. Barrett dated as of July 15, 2004.

Exhibit 10.6           -      Supplemental Agreements Nos. 39 and 40 to
                              Purchase Agreement No. 1810, dated January 19,
                              1994 between The Boeing Company and Southwest.
                              Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange
                              Commission pursuant to a Confidential Treatment
                              Application filed with the Commission.

Exhibit 31.1           -      Rule 13a-14(a) Certification of Chief Executive
                              Officer

Exhibit 31.2           -      Rule 13a-14(a) Certification of Chief Financial
                              Officer

Exhibit 32.1           -      Section 1350 Certification of Chief Executive
                              Officer

Exhibit 32.2           -      Section 1350 Certification of Chief Financial
                              Officer