Form 10-K
period 2004-12-31
SOUTHWEST AIRLINES CO
filed 2005-02-04
CIK 92380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-7259

Southwest Airlines Co.

(Exact name of registrant as specified in its charter)

Texas	74-1563240
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P.O. Box 36611
Dallas, Texas	75235-1611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(214) 792-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13,162,000,000, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2004, the last trading day of the registrant’s most recently completed second fiscal quarter.

     Number of shares of Common Stock outstanding as of the close of business on January 31, 2005: 783,771,923 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of
Shareholders, May 18, 2005:	PART III

PART I

Item 1. Business

Description of Business

     Southwest Airlines Co. (“Southwest” or the “Company”) is a major domestic airline that provides point-to-point, low-fare service. Historically, routes served by Southwest had been predominantly short-haul, with high frequencies. In recent years, the Company has complemented this service with more medium to long-haul routes, including transcontinental service. Southwest was incorporated in Texas in 1967 and commenced Customer Service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities — Dallas, Houston, and San Antonio.

     At year-end 2004, Southwest operated 417 Boeing 737 aircraft and provided service to 60 airports in 59 cities in 31 states throughout the United States. Southwest Airlines topped the monthly domestic passenger traffic rankings published by the Department of Transportation (“DOT”) for the first time in May 2003. Based on monthly data for October 2004 (the latest available data), Southwest Airlines is the largest carrier in the United States based on originating domestic passengers boarded and scheduled domestic departures. The Company began service to Philadelphia in May 2004, and recently announced it will begin service to Pittsburgh in May 2005.

     One of Southwest’s primary competitive strengths is its low operating costs. Southwest has the lowest costs, adjusted for stage length, on a per mile basis, of all the major airlines. Among the factors that contribute to its low cost structure are a single aircraft type, an efficient, high-utilization, point-to-point route structure, and hardworking, innovative, and highly productive Employees.

     The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31) and fourth quarter (October 1 - December 31) of most years.

     Southwest’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are accessible free of charge at www.southwest.com.

Fuel

     The cost of fuel is an item that has significant impact on the Company’s operating results. The Company’s average cost of jet fuel, net of hedging gains, over the past five years was as follows:

	Cost	Average Cost	Percent of
Year	(Millions)	Per Gallon	Operating Expenses
2000	$804	$.79	17.4%
2001	$771	$.71	15.6%
2002	$762	$.68	14.9%
2003	$830	$.72	15.2%
2004	$1,000	$.83	16.7%

     From October 1, 2004, through December 31, 2004, the average cost per gallon was $.89. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Southwest’s fuel hedging activities.

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

     Safety. The Company and its third-party maintenance providers are subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness, and other certificates, which are subject to suspension or revocation for cause. The Company has obtained such certificates. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

     The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration (OSHA) and Food and Drug Administration (FDA) regulations.

     Security. The Aviation and Transportation Security Act (“Security Act”) generally provides for enhanced aviation security measures. The Security Act established a new Transportation Security Administration (“TSA”), which is part of the Department of Homeland Security. The TSA assumed the aviation security functions previously residing in the FAA and assumed passenger screening contracts at U.S. airports in February 2002. The TSA provides for the screening of all passengers and property, which is performed by federal employees. Beginning February 1, 2002, a $2.50 per enplanement security fee is imposed on passengers (maximum of $5.00 per one-way trip). This fee was suspended by Congress from June 1 through September 30, 2003. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an annual

Security Infrastructure Fee, which approximated $18 million for Southwest in 2003 and $26 million in 2004. This fee was also suspended by Congress from June 1 through September 30, 2003. Like the FAA, the TSA may impose and collect fines for violations of its regulations.

     Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. While these security requirements have not impacted aircraft utilization, they have impacted our business. The Company has invested significantly in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. The Company has implemented its Automated Boarding Passes and RAPID CHECK-IN self service kiosks in all airports it serves to reduce the number of lines in which a Customer must wait. During 2003 and 2004, the Company also installed gate readers at all of its airports to improve the boarding reconciliation process. In 2004, Southwest introduced baggage checkin through RAPID CHECK-IN kiosks at certain airport locations and also introduced Internet checkin and transfer boarding passes at the time of checkin.

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

     Customer Service Commitment. From time to time, the airline transportation industry has been faced with possible legislation dealing with certain Customer service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines formalized its dedication to Customer Satisfaction by adopting its Customer Service Commitment, a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on “About SWA” at www.southwest.com. The DOT and Congress are expected to monitor the effects of the industry’s plans, and there can be no assurance that legislation or regulations will not be proposed in the future to regulate airline Customer service practices.

Marketing and Competition

     Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in markets with frequent, conveniently timed flights and low fares. At year-end, Southwest served 359 nonstop city pairs. Southwest’s average aircraft trip stage length in 2004 was 576 miles with an average duration of approximately 1.5 hours. Examples of markets offering frequent daily flights are: Dallas to Houston Hobby, 29 weekday roundtrips; Phoenix to Las Vegas, 19 weekday roundtrips; and Los Angeles International to Oakland, 22 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Baltimore and Los Angeles, Phoenix and Tampa Bay, Las Vegas and Nashville, and Houston and Oakland.

     Southwest’s point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for Customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 78 percent of the Company’s Customers fly nonstop. In addition, Southwest serves many conveniently located secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports, which are typically less congested than other airlines’ hub airports and enhance the Company’s ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft are at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities than would otherwise be required. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.

     In first quarter 2005, Southwest began its first codeshare arrangement, with ATA Airlines. Under this codeshare arrangement, Southwest and ATA will exchange Customers at Chicago Midway Airport, initially, with a limited number of other connect points to be subsequently added as our respective ground facilities permit. Under this codeshare arrangement, Southwest may market and sell tickets for certain flights on ATA that are identified by Southwest’s designator code, e.g., WN Flight 123. Conversely, ATA may market and sell tickets under its code designator (TZ) for certain flights on Southwest Airlines. All codeshare itineraries marketed by either airline will involve connecting service between a Southwest flight and a flight operated by ATA. Any flight bearing a Southwest code designator that is operated by ATA will be disclosed in Southwest’s reservations systems and on the Customer’s flight itinerary, boarding pass, and ticket, if a paper ticket is issued. Other than the ATA agreement, Southwest does not interline or offer joint fares with other airlines, nor does Southwest have any commuter feeder relationships.

     Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company’s highest non-codeshare, oneway unrestricted walkup fare offered is $299 for any flight. Even lower walkup fares are available on Southwest’s short and medium haul flights.

     Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through the Company’s home page on the Internet, www.southwest.com. For the year ended December 31, 2004, more than 90 percent of Southwest’s Customers chose the Ticketless travel option and approximately 59 percent of Southwest’s passenger revenues came through its Internet site, which has become a vital part of the Company’s distribution strategy. The Company has not paid commissions to travel agents for sales since December 15, 2003.

     The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have larger fleets and wider name recognition. Certain major United States airlines have established marketing or codesharing alliances with each other, including Northwest Airlines/Continental Airlines/Delta Air Lines; American Airlines/Alaska Airlines; and United Airlines/US Airways.

     Since the terrorist attacks on September 11, 2001, the airline industry, as a whole, has incurred substantial losses. As a result, a number of carriers, including UAL, the parent of United Airlines, US Airways, and ATA Airlines, Inc. sought relief from financial obligations in bankruptcy. Other, smaller carriers have ceased operation entirely. America West Airlines, US Airways, Aloha, ATA, and others received federal loan guarantees authorized by federal law. Since September 11, low cost carriers such as AirTran have accelerated their growth and legacy carriers have added back some of the capacity they reduced immediately following September 11. Faced with increasing low fare and lower cost competition, growing customer demand for lower fares, and record high energy costs, legacy carriers have aggressively sought to reduce their cost structures, largely through downsized work forces and renegotiated collective bargaining and vendor agreements. Southwest has maintained its low cost competitive advantage and continues to reduce its cost structure through increased productivity.

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

     Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 3 to the Consolidated Financial Statements) extended the government’s mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2005, at the discretion of the Secretary of Transportation. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2005, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on the Company’s ongoing operations or future financial performance.

Frequent Flyer Awards

     Southwest’s frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a credit for each one-way trip flown or two credits for each roundtrip flown. Rapid Rewards Customers can also receive credits by using the services of non-airline partners, which include car rental agencies, hotels, telecommunications companies and credit card partners, including the Southwest Airlines Chase (formerly Bank One) Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on Southwest after the accumulation of 16 credits within a consecutive twelve-month period. The Rapid Rewards Companion Pass (“Companion Pass”) is granted for flying 50 roundtrips (or 100 one-way trips) on Southwest or earning 100 credits within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards member. In order for the designated companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and designated companion must travel together on the same flight.

     Trips flown are valid for credits toward Award Tickets and Companion Passes for twelve months only; Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely; and Award Tickets and Companion Passes are valid for one year with an automatic expiration date. “Black out” dates apply during peak holiday periods. Unlike most of its competitors, the Company does not limit the number of seats available to holders of Award Tickets and Companion Passes.

     The Company also sells credits to business partners including credit card companies, hotels, telecommunications companies and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

     Customers redeemed approximately 2.5 million, 2.5 million, and 2.2 million Award Tickets and flights on Companion Passes during 2004, 2003, and 2002, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 7.1 percent in 2004, 7.5 percent in 2003, and 6.8 percent in 2002. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2004 and 2003 was approximately 7.0 million, approximately 80 percent of which were partially earned awards. However, due to the expected expiration of a portion of credits making up these partial awards, not all of them will eventually turn into useable Award Tickets. Also, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all fully earned Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2004 and 2003 was approximately 60,000 and 53,000, respectively. The Company currently estimates that an average of 3 to 4 trips will be redeemed per outstanding Companion Pass.

     The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. Revenue from the sale of credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2004 and 2003 was not material.

Employees

     At December 31, 2004, Southwest had 31,011 active Employees, consisting of 11,442 flight, 1,972 maintenance, 13,414 ground, Customer, and fleet service and 4,183 management, accounting, marketing, and clerical personnel.

     Southwest has ten collective bargaining agreements covering approximately 81.2 percent of its Employees. The following table sets forth the Company’s Employee groups and collective bargaining status:

Employee Group	Represented by	Agreement Amendable on
Customer Service and Reservations Agents	International Association of Machinists and Aerospace Workers, AFL-CIO	November 2008 (or 2006 at the Union’s option under certain conditions)
Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU”)	June 2008
Ramp, Operations, and Provisioning and Freight Agents	TWU	June 2008 (or 2006 at the Union’s option under certain conditions)
Pilots	Southwest Airlines Pilots’ Association	September 2006
Flight Dispatchers	Southwest Airlines Employee Association	December 2009
Aircraft Appearance Technicians	Aircraft Mechanics Fraternal Association (“AMFA”)	February 2009
Stock Clerks	International Brotherhood of Teamsters (“Teamsters”)	August 2008
Mechanics	AMFA	August 2008
Flight Simulator Technicians	Teamsters	November 2011
Flight/Ground School Instructors and Flight Crew Training Instructors	Southwest Airlines Professional Instructors Association	December 2012

Item 2. Properties

Aircraft

     Southwest operated a total of 417 Boeing 737 aircraft as of December 31, 2004, of which 88 and 7 were under operating and capital leases, respectively. The remaining 322 aircraft were owned.

     Southwest was the launch Customer for the Boeing 737-700 aircraft, the newest generation of the Boeing 737 aircraft type. The first 737-700 aircraft was delivered in December 1997 and entered revenue service in January 1998. At December 31, 2004, Southwest had 193 Boeing 737-700 aircraft in service.

     The following table details information on the 417 aircraft in the Company’s fleet as of December 31, 2004:

		Average Age	Number of	Number	Number
737 Type	Seats	(Yrs)	Aircraft	Owned	Leased
-200	122	22.0	5	5	—
-300	137	13.7	194	110	84
-500	122	13.7	25	16	9
-700	137	3.4	193	191	2
Totals		9.0	417	322	95

     The Company retired its five remaining Boeing 737-200 aircraft during January 2005.

     In total, at December 31, 2004, the Company had firm orders and options to purchase Boeing 737 aircraft as follows:

Firm Orders and Options to Purchase Boeing 737-700 Aircraft

Delivery Year	Firm Orders	Options	Purchase Rights
2005	34	—	—
2006	26	8	—
2007	25	9	20
2008	6	25	20
2009-2012	—	—	177
Totals	91	42	217

Ground Facilities and Services

     Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway, its training center near Love Field, which houses six 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. During first quarter 2004, the Company closed its Dallas, Salt Lake City, and Little Rock reservations centers. At December 31, 2004, the Company operated six reservation centers. The reservation centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio reservation centers.

     Southwest has entered into a concession agreement with the Town of Islip, New York which gives the Company the right to construct, furnish, occupy, and maintain a new concourse at the airport. Once all phases of the project are completed, the concourse could have up to eight gates. Phase I of this project, which began operations in August 2004, includes four gates. The Company has announced plans to construct Phase II of the project, which includes an additional 4 gates. When all phases of construction are complete, the entire new concourse will become the property of the Town of Islip. In return for constructing the new concourse, Southwest will receive fixed-rent abatements for a total of 25 years; however, the Company will still be required to pay variable rents for common use areas and manage the new concourse.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None to be reported.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2005) are as follows:

Name	Position	Age
Herbert D. Kelleher	Chairman of the Board	73

Gary C. Kelly	Vice Chairman of the Board and Chief Executive Officer	49

Colleen C. Barrett	Director, President and Secretary	60

Donna D. Conover	Executive Vice President — Customer Operations	51

James C. Wimberly	Executive Vice President — Aircraft Operations	51

Laura Wright	Senior Vice President — Finance and Chief Financial Officer	44

Joyce C. Rogge	Senior Vice President — Marketing	47

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

Period	Dividend	High	Low
2004
1st Quarter	$0.00450	$16.60	$12.88
2nd Quarter	0.00450	17.06	13.56
3rd Quarter	0.00450	16.85	13.18
4th Quarter	0.00450	16.74	13.45
2003
1st Quarter	$0.00450	$15.33	$11.72
2nd Quarter	0.00450	17.70	14.09
3rd Quarter	0.00450	18.99	15.86
4th Quarter	0.00450	19.69	15.30

     As of December 31, 2004, there were 11,896 holders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

     During 2004, Herbert D. Kelleher, Chairman of the Board, exercised unregistered options to purchase Southwest Common Stock as follows:

Number of Shares	Exercise	Date of	Date of
Purchased	Price	Exercise	Option Grant
176,170	$4.64	10/14/04	01/01/96
323,830	$1.00	10/14/04	01/01/96
900,000	$4.64	12/14/04	01/01/96

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

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2004, regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

Equity Compensation Plan Information

	Number of		Number of Securities
	Securities to		Remaining Available for
	be Issued upon		Future Issuance Under
	Exercise		Equity Compensation
	of Outstanding	Weighted-Average	Plans (Excluding
	Options,	Exercise Price of	Securities Reflected in
	Warrants, and Rights	Outstanding Options,	Column (a))
Plan Category	(in thousands)	Warrants, and Rights*	(in thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	28,887	$12.11	13,241
Equity Compensation Plans not Approved by Security Holders	127,542	$11.22	29,288
Total	156,429	$11.38	42,529

* As adjusted for stock splits.

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

Item 6. Selected Financial Data

     The following financial information for the five years ended December 31, 2004, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Years Ended December 31,
	2004		2003		2002		2001		2000
Financial Data:
(In millions, except per share amounts)
Operating revenues	$6,530		$5,937		$5,522		$5,555		$5,650
Operating expenses	5,976		5,454		5,105		4,924		4,628

Operating income	554		483		417		631		1,022
Other expenses (income) net	65		(225)		24		(197)		4

Income before income taxes	489		708		393		828		1,018
Provision for income taxes	176		266		152		317		392

Net income (3)	$313		$442		$241		$511		$626

Net income per share, basic	$.40		$.56		$.31		$.67		$.84
Net income per share, diluted	$.38		$.54		$.30		$.63		$.79
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0148
Total assets at period-end	$11,337		$9,878		$8,954		$8,997		$6,670
Long-term obligations at period-end	$1,700		$1,332		$1,553		$1,327		$761
Stockholders’ equity at period-end	$5,524		$5,052		$4,422		$4,014		$3,451

Operating Data:
Revenue passengers carried	70,902,773		65,673,945		63,045,988		64,446,773		63,678,261
Enplaned passengers	81,066,038		74,719,340		72,462,123		73,628,723		72,566,817
Revenue passenger miles (RPMs) (000s)	53,418,353		47,943,066		45,391,903		44,493,916		42,215,162
Available seat miles (ASMs) (000s)	76,861,296		71,790,425		68,886,546		65,295,290		59,909,965
Load factor (1)	69.5%		66.8%		65.9%		68.1%		70.5%
Average length of passenger haul (miles)	753		730		720		690		663
Average stage length (miles)	576		558		537		514		492
Trips flown	981,591		949,882		947,331		940,426		903,754
Average passenger fare	$88.57		$87.42		$84.72		$83.46		$85.87
Passenger revenue yield per RPM	11.76	¢	11.97	¢	11.77	¢	12.09	¢	12.95	¢
Operating revenue yield per ASM	8.50	¢	8.27	¢	8.02	¢	8.51	¢	9.43	¢
Operating expenses per ASM	7.77	¢	7.60	¢	7.41	¢	7.54	¢	7.73	¢
Operating expenses per ASM, excluding fuel	6.47	¢	6.44	¢	6.30	¢	6.36	¢	6.38	¢
Fuel cost per gallon (average)	82.8	¢	72.3	¢	68.0	¢	70.9	¢	78.7	¢
Number of Employees at year-end	31,011		32,847		33,705		31,580		29,274
Size of fleet at year-end (2)	417		388		375		355		344

________________

(1)	Revenue passenger miles divided by available seat miles.

(2)	Includes leased aircraft.

(3)	Before cumulative effect of change in accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR IN REVIEW

In 2004, Southwest posted a profit for its 32nd consecutive year, and 55th consecutive quarter. Southwest’s 2004 profit of $313 million exceeded our 2003 profit, excluding the impact of a 2003 federal government grant, by 5.0 percent. These achievements were accomplished despite record-high energy prices, and aggressive industry growth, which contributed to the continuing weak airline revenue environment. For the fourth consecutive year, the airline industry as a whole suffered a substantial net loss. As a result, certain carriers filed for bankruptcy protection, and many carriers underwent or continued massive efforts to restructure their business, gain wage concessions from their employees, and slash costs.

To maintain its low-cost competitive advantage, the Company continued its Company-wide efforts to improve its cost structure. As a result, the Company increased productivity at all Employee levels, and improved the overall efficiency of its operations. In November 2003, the Company announced the consolidation of its Reservations centers from nine to six, effective February 2004. Of the 1,900 Employees affected, approximately 1,000 did not elect to move to one of the Company’s remaining reservations locations. See Note 9 to the Consolidated Financial Statements for further information. In second quarter 2004, the Company offered an early-out option to substantially all Employees, primarily in an effort to alleviate overstaffing in certain areas of the Company. The overstaffing primarily was the result of slower passenger growth; changes in Customer buying habits and boarding processes; and the federalization of airport security. Due to these and other productivity efforts, the Company’s headcount per aircraft decreased from 85 at December 31, 2003, to 74 at December 31, 2004.

As of December 31, 2004, the Company has added “blended winglets” to approximately 92 percent of its fleet of 737-700 aircraft. The addition of these wing enhancements, which are expected to be completed for all 737-700 aircraft in early 2005, extend the range of these aircraft, save fuel, lower potential engine maintenance costs, and reduce takeoff noise. All new 737-700 aircraft now arrive from Boeing with winglets already installed. The Company expects annual fuel consumption savings of approximately 3 percent for each aircraft outfitted with the winglets. The Company also phased out commissions on travel agency sales in 2004, consistent with virtually all other U.S. airlines. This change in policy saved the Company approximately $50 million in 2004.

Demand for air travel was stronger in 2004, albeit at depressed fare levels. Southwest had Company-record load factors for every month from March to July. For full year 2004, Southwest’s load factor was 69.5 percent, which was up 2.7 points from 2003, and represented the second highest load factor in the Company’s history. Passenger revenue yield per RPM, on the other hand, was down 1.8 percent compared to 2003. Overall, unit revenues continue to run well below pre-September 11, 2001, levels, and the percentage of Customers traveling on full fares remains down from historical levels. The Company does not anticipate a complete recovery in revenues until full fare business travel fully recovers or there is a rationalization of industry capacity.

The Company believes that, despite the difficult airline industry environment, it is well positioned to grow and remain profitable in 2005. The Company’s low-cost competitive advantage, protective fuel hedging position, and excellent Employees have allowed Southwest to react quickly to market opportunities. The Company added Philadelphia to its route system in May 2004, and ramped up growth at Chicago Midway Airport. In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets, which ensures the Company can continue to add low-fare service in Chicago. As part of the transaction, which closed in December 2004, Southwest agreed to pay $40 million for certain ATA assets, consisting of the leasehold rights to six ATA Chicago Midway Airport gates and the leasehold rights to an aircraft maintenance hangar at Midway. Southwest and ATA have also agreed to a codeshare arrangement, which was approved by the Department of Transportation in January 2005, in which each carrier will exchange passengers on select routes at Midway. The Company believes this agreement could result in additional revenues of $25 million to $50 million, annually. In addition, Southwest has provided ATA with debtor in possession financing and made other financial commitments to ATA. See Note 2 to the Consolidated Financial Statements for further information.

During 2004, the Company added 47 new 737-700 aircraft to its fleet and retired 18 older 737-200 aircraft, resulting in a net available seat mile (ASM) capacity increase of 7.1 percent. This brought the Company’s all-737 fleet to 417 aircraft at the end of 2004. The demand for Southwest’s low fare, high-quality Customer Service flights in Philadelphia has made this city the Company’s most aggressive new city start ever. Also, in January 2005, the Company announced that Pittsburgh would become the 60th city the Company flies to, with daily service beginning May 2005.

ASM capacity currently is expected to grow approximately 10 percent in 2005 with the planned net addition of 29 aircraft. The Company currently has 34 new Boeing 737–700s scheduled for delivery during the year and will retire all five of its remaining 737-200s in January 2005.

Results of Operation

2004 Compared With 2003 The Company’s consolidated net income for 2004 was $313 million ($.38 per share, diluted), as compared to 2003 net income of $442 million ($.54 per share, diluted), a decrease of $129 million or 29.2 percent. Operating income for 2004 was $554 million, an increase of $71 million, or 14.7 percent compared to 2003.

As disclosed in Note 3 to the Consolidated Financial Statements, results for 2003 included $271 million as “Other gains” from the Emergency Wartime Supplemental Appropriations Act (Wartime Act). The Company believes that excluding the impact of this special item will enhance comparative analysis of results. The grant was made to stabilize and support the airline industry as a result of the 2003 war with Iraq. Financial results including the grant were not indicative of the Company’s operating performance for 2003, nor should they be considered in developing trend analysis for future periods. There were no special items in 2004. The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2004 and 2003 with results excluding the impact of the government grant received in 2003:

(in millions, except per share and per ASM amounts)	2004	2003

Operating expenses, as reported	$5,976	$5,454
Profitsharing impact of government grant	—	(40)

Operating expenses, excluding grant impact	$5,976	$5,414

Operating expenses per ASM, as reported	$.0777	$.0760
Profitsharing impact of government grant	—	(.0006)

Operating expenses per ASM, excluding grant impact	$.0777	$.0754

Operating income, as reported	$554	$483
Profitsharing impact of government grant	—	40

Operating income, excluding impact of government grants	$554	$523

Net income, as reported	$313	$442
Government grant, net of income taxes and profitsharing	—	(144)

Net income, excluding government grants	$313	$298

Net income per share, diluted, as reported	$.38	$.54
Government grant, net of income taxes and profitsharing	—	(.18)

Net income per share, diluted, excluding government grants	$.38	$.36

Excluding the government grant received, consolidated net income for 2004 increased $15 million, or 5.0 percent, compared to 2003 net income of $298 million. The increase primarily was due to higher revenues from the Company’s fleet growth and addition of capacity, which slightly exceeded higher costs. Excluding the impact of the 2003 government grant, operating income increased $31 million, or 5.9 percent, compared to 2003.

OPERATING REVENUES Consolidated operating revenues increased $593 million, or 10.0 percent, primarily due to a $539 million, or 9.4 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an 11.4 percent increase in revenue passenger miles (RPMs) flown, driven by the Company’s growth and a 2.7 point increase in the Company’s load factor compared to 2003.

The Company increased available seat miles (ASMs) by 7.1 percent compared to 2003, primarily as a result of the net addition of 29 aircraft during 2004 (47 new aircraft, net of 18 aircraft retirements). The Company’s load factor for 2004 (RPMs divided by ASMs) was 69.5 percent, compared to 66.8 percent for 2003. Although this represented a strong load factor performance for the Company, passenger yields for 2004 (passenger revenue divided by RPMs) remained under considerable pressure due to significant capacity increases by a large majority of carriers. Passenger yields for 2004 declined to $.1176, compared to $.1197 in 2003, a decrease of 1.8 percent, because of heavy fare discounting arising as a result of the glut in industry seats available.

The Company believes the pressure on passenger yields will continue into the foreseeable future, barring a dramatic decrease in industry capacity or a strong upturn in full fare travel. However, continued industry discounting will most likely keep load factors at elevated levels compared to historical averages. The Company’s January 2005 load factor was 58.8 percent, which was 2.6 points higher than January 2004’s load factor of 56.2 percent. However, we expect January 2005’s passenger unit revenues to fall below the year ago performance.

Consolidated freight revenues increased $23 million, or 24.5 percent. Approximately 70 percent of the increase was due to an increase in freight and cargo revenues, primarily due to more units shipped. The remaining 30 percent of the increase was due to higher mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. Other revenues increased $31 million, or 30.4 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored Chase® (formerly Bank One) Visa card. The Company expects continued year-over-year increases in both freight and other revenues in first quarter 2005, in comparison to first quarter 2004; however, not at the rate experienced in 2004.

OPERATING EXPENSES Consolidated operating expenses for 2004 increased $522 million, or 9.6 percent, compared to the 7.1 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2004 and 2003 followed by explanations of these changes on a per-ASM basis:

					Increase		Percent
	2004		2003		(decrease)		change

Salaries, wages, and benefits	3.18	¢	3.10	¢	.08	¢	2.6%
Fuel and oil	1.30		1.16		.14		12.1
Maintenance materials and repairs	.60		.60		—		—
Agency commissions	—		.07		(.07)		(100.0)
Aircraft rentals	.23		.25		(.02)		(8.0)
Landing fees and other rentals	.53		.52		.01		1.9
Depreciation and amortization	.56		.53		.03		5.7
Other	1.37		1.37		—		—

Total	7.77	¢	7.60	¢	.17	¢	2.2%

Operating expenses per ASM increased 2.2 percent to $.0777, primarily due to an increase in jet fuel prices, net of hedging gains, and an increase in salaries, wages, and benefits. These increases were partially offset by the Company’s elimination of commissions paid to travel agents, which was effective December 15, 2003. For first quarter 2005, the Company currently expects operating expenses per ASM, excluding fuel, to decline from first quarter 2004’s unit costs, excluding fuel, of 6.57 cents, primarily due to year-over-year decreases in salaries, wages, and benefits and maintenance costs per ASM. The expected decrease in salaries, wages, and benefits per ASM will primarily be due to $13 million in severance and relocation costs associated with the Company’s reservations center consolidation in first quarter 2004. For the year 2005, the Company expects unit costs, excluding fuel, to be lower than 2004.

Salaries, wages, and benefits expense per ASM increased 2.6 percent, inclusive of $40 million in additional expense from the profitsharing impact of the 2003 government grant. Excluding the profitsharing impact of the 2003 government grant, approximately 70 percent of the increase per ASM was due to higher salaries expense, primarily from higher average wage rates, and 25 percent was due to higher benefits costs, primarily health care and workers’ compensation. For fourth quarter 2004 versus 2003, salaries, wages, and benefits per ASM decreased 1.0 percent, as the Company benefited from increased labor productivity. This increase in productivity was driven primarily by headcount reductions from the Company’s reservations center consolidation and early-out program during 2004, and slowed hiring. The Company expects to experience a decrease in salaries, wages, and benefits per ASM in first quarter 2005 due, in part, to severance and other charges related to the consolidation of the Company’s reservations centers in first quarter 2004, along with increased productivity. See Note 9 to the Consolidated Financial Statements.

During second quarter 2004, the Company and the Transport Workers Union Local 556 reached a tentative labor agreement (contract) for the Company’s Flight Attendants, which includes both pay increases and the issuance of stock options. During July 2004, a majority of the Company’s Flight Attendants ratified the contract, which is for the period from June 1, 2002, to May 31, 2008.

During third quarter 2004, the Company and the Aircraft Mechanics Fraternal Association, representing the Company’s Mechanics, agreed to extend the date the current agreement becomes amendable to August 2008. The extension includes both pay raises and the issuance of stock options, and was ratified by a majority of the Company’s Mechanics.

During third quarter 2004, the Company and the International Brotherhood of Teamsters, representing the Company’s Flight Simulator Technicians, agreed to extend the date the current agreement becomes amendable to November 2011. The extension includes both pay raises and the issuance of stock options, and was ratified by a majority of the Company’s Simulator Technicians.

Fuel and oil expense per ASM increased 12.1 percent, primarily due to a 14.5 percent increase in the average jet fuel cost per gallon, net of hedging gains. The average cost per gallon of jet fuel in 2004 was 82.8 cents compared to 72.3 cents in 2003, excluding fuel-related taxes but including the effects of hedging activities. The Company’s 2004 and 2003 average jet fuel costs are net of approximately $455 million and $171 million in gains from hedging activities, respectively. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company has taken to better the fuel efficiency of its aircraft. These steps primarily included the addition of blended winglets to 177 of the Company’s 737-700 aircraft as of December 31, 2004, and the upgrade of certain engine components on many aircraft. The Company estimates that these and other efficiency gains saved the Company approximately $28 million, at 2004 average unhedged market jet fuel prices.

As detailed in Note 10 to the Consolidated Financial Statements, the Company has hedges in place for approximately 85 percent of its anticipated fuel consumption in 2005 with a combination of derivative instruments that effectively cap prices at a crude oil equivalent price of approximately $26 per barrel. Considering current market prices and the continued effectiveness of the Company’s fuel hedges, the Company is forecasting first quarter 2005 average fuel cost per gallon, net of expected hedging gains, to exceed fourth quarter 2004’s average price per gallon of 89.1 cents. The majority of the Company’s near term hedge positions are in the form of option contracts, which protect the Company in the event of rising jet fuel prices and allow the Company to benefit in the event of declining prices.

Maintenance materials and repairs per ASM were flat compared to 2003. Currently, the Company expects a decrease in maintenance materials and repairs expense per ASM in first quarter 2005, versus first quarter 2004, due to a decrease in the number of scheduled maintenance events.

Agency commissions per ASM decreased to zero, due to the elimination of commissions paid to travel agents, effective December 15, 2003. The Company records commission expense in the period of travel, not the period of sale. Consequently, the Company recognized small amounts of commission expense in 2004 as all pre-

December 15, 2003 commissionable sales were flown, primarily in the first quarter of 2004. For the full year 2003, approximately 16 percent of passenger revenues were commissionable, based on the Company’s previous policy of paying a 5 percent commission to travel agents. For 2004, approximately 13 percent of revenues were derived through travel agents, 59 percent through the Company’s web site at southwest.com, and the remaining portion through the Company’s Reservations Centers. For fourth quarter 2004, approximately 63 percent of passenger revenues were derived from southwest.com.

Aircraft rentals per ASM and depreciation and amortization expense per ASM were both impacted by a higher percentage of the aircraft fleet being owned. Aircraft rentals per ASM decreased 8.0 percent while depreciation and amortization expense per ASM increased 5.7 percent. Of the 47 aircraft the Company acquired during 2004, 46 are owned and one is on operating lease. This, along with the retirement of 16 owned and two leased aircraft, has increased the Company’s percentage of aircraft owned or on capital lease to 79 percent at December 31, 2004, from 77 percent at December 31, 2003. Based on the Company’s scheduled 2005 capacity increases and aircraft financing plans, the Company expects a year-over-year decline in aircraft rental expense per ASM in 2005.

Landing fees and other rentals per ASM increased 1.9 percent primarily due to the Company’s expansion of gate and counter space at several airports across our system.

Other operating expenses per ASM were flat compared to 2003. An increase in expense from higher fuel taxes as a result of the substantial increase in fuel prices was mostly offset by lower advertising expense.

OTHER “Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased by $3 million, or 3.3 percent, primarily due to the Company’s October 2003 redemption of $100 million of senior unsecured 8 3/4% Notes originally issued in 1991. This decrease was partially offset by the Company’s September 2004 issuance of $350 million 5.25% senior unsecured notes and the fourth quarter 2004 issuance of $112 million in floating-rate financing. Concurrently with the September 2004 issuance, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to floating rate. See Note 10 to the Consolidated Financial Statements for more information on the interest-rate swap agreement. Excluding the effect of any new debt offerings the Company may execute during 2005, the Company expects an increase in interest expense compared to 2004, due to the full year effect of the $350 million Notes, the fourth quarter 2004 issuance of $112 million in floating-rate financing, and higher expected floating interest rates. These increases are expected to more than offset a decrease in expense from the March 2005 redemption of $100 million 8% senior unsecured notes. Capitalized interest increased $6 million, or 18.2 percent, primarily as a result of higher 2004 progress payment balances for scheduled future aircraft deliveries, compared to 2003. Interest income decreased $3 million, or 12.5 percent, primarily due to a decrease in average invested cash balances. Other gains in 2003 primarily resulted from the government grant of $271 million received pursuant to the Wartime Act. See Note 3 to the Company’s Consolidated Financial Statements for further discussion of the grant. Other losses in 2004 primarily include amounts recorded in accordance with SFAS 133. See Note 10 to the Consolidated Financial Statements for more information on the Company’s hedging activities. During 2004, the Company recognized approximately $24 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $13 million in expense related to the ineffectiveness of its hedges.

INCOME TAXES The provision for income taxes, as a percentage of income before taxes, decreased to 35.94 percent in 2004 from 37.60 percent in 2003. Approximately half of the rate reduction primarily was due to lower effective state income tax rates. The remainder of the decrease primarily was due to a reduction in estimated liabilities for prior year taxes as a result of discussions with taxing authorities. The Company expects its 2005 effective tax rate to be approximately 38 percent.

2003 COMPARED WITH 2002 The Company’s consolidated net income for 2003 was $442 million ($.54 per share, diluted), as compared to 2002 net income of $241 million ($.30 per share, diluted), an increase of

$201 million, or 83.4 percent. Operating income for 2003 was $483 million, an increase of $66 million, or 15.8 percent compared to 2002.

As disclosed in Note 3 to the Consolidated Financial Statements, results for 2003 included $271 million as “Other gains” from the Emergency Wartime Supplemental Appropriations Act (Wartime Act) and results for 2002 included $48 million as “Other gains” from grants under the Air Transportation Safety and System Stabilization Act (Stabilization Act). The Company believes that excluding the impact of these special items will enhance comparative analysis of results. The grants were made to stabilize and support the airline industry as a result of the devastating effects of the September 11, 2001 terrorist attacks and the 2003 war with Iraq. Neither of these grants were indicative of the Company’s operating performance for these respective periods, nor should they be considered in developing trend analysis for future periods. The following table reconciles results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2003 with results excluding the impact of the government grant received in that period:

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

Excluding the governments grants received in both years, consolidated net income for 2003 was $298 million ($.36 per share, diluted), as compared to 2002 net income of $216 million ($.27 per share, diluted), an increase of $82 million, or 38.0 percent. The increase primarily was due to overall higher demand for air travel in 2003, especially vacation travel. Operating income for 2003 was $523 million, an increase of $99 million, or 23.3 percent, compared to 2002.

OPERATING REVENUES Consolidated operating revenues increased $415 million, or 7.5 percent, primarily due to a $400 million, or 7.5 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to a 5.6 percent increase in revenue passenger miles (RPMs) flown. Although the Company saw a disruption in revenue and bookings due to the threat of war and from the subsequent conflict between the United States and Iraq during first half 2003, demand improved following the war.

The increase in revenue passenger miles primarily was due to a 4.2 percent increase in added capacity, as measured by available seat miles or ASMs. This was achieved through the Company’s net addition of 13 aircraft during 2003 (net of four aircraft retirements). The Company’s improved load factor for 2003 was 66.8 percent, compared to 65.9 percent for 2002. Passenger yields for 2003 were $.1197 compared to $.1177 in

2002, an increase of 1.7 percent, due to less fare discounting in 2003 by the Company and the airline industry, in general.

Consolidated freight revenues increased $9 million, or 10.6 percent, primarily due to an increase in freight and cargo units shipped. Other revenues increased $6 million, or 6.3 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored Chase® (formerly Bank One) Visa card.

OPERATING EXPENSES Consolidated operating expenses for 2003 increased $349 million, or 6.8 percent, compared to the 4.2 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2003 and 2002 followed by explanations of these changes on a per-ASM basis:

					Increase	Percent
	2003		2002		(decrease)	change

Salaries, wages, and benefits	3.10	¢	2.89	¢	.21 ¢	7.3%
Fuel and oil	1.16		1.11		.05	4.5
Maintenance materials and repairs	.60		.57		.03	5.3
Agency commissions	.07		.08		(.01)	(12.5)
Aircraft rentals	.25		.27		(.02)	(7.4)
Landing fees and other rentals	.52		.50		.02	4.0
Depreciation and amortization	.53		.52		.01	1.9
Other	1.37		1.47		(.10)	(6.8)

Total	7.60	¢	7.41	¢	.19 ¢	2.6%

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

Fuel and oil expense per ASM increased 4.5 percent, primarily due to a 6.3 percent increase in the average jet fuel cost per gallon. The average cost per gallon of jet fuel in 2003 was 72.3 cents compared to 68.0 cents in 2002, excluding fuel-related taxes but including the effects of hedging activities. The Company’s 2003 and 2002 average jet fuel costs are net of approximately $171 million and $45 million in gains from hedging activities, respectively. See Note 10 to the Consolidated Financial Statements.

Maintenance materials and repairs per ASM increased 5.3 percent primarily due to an increase in engine maintenance. The Company outsources all of its heavy engine maintenance work. Approximately half of the increase in engine maintenance expense was for 737-300 and 737-500 aircraft subject to a long-term maintenance contract, which is based on a contract rate charged per hour flown. The majority of the increase in engine expense for these aircraft in 2003 was due to an increase in the contract rate per hour flown, predicated on increased engine maintenance events. The other half of the increase in engine maintenance expense was for 737-700 aircraft, which is based on a time and materials basis. Expense for these aircraft engines increased due to the growing number of this type of aircraft in the Company’s fleet.

Agency commissions per ASM decreased 12.5 percent, primarily due to a decline in commissionable revenues. The percentage of commissionable revenues decreased from approximately 20 percent in 2002 to approximately 16 percent in 2003. Approximately 54 percent of passenger revenues in 2003 were derived through the Company’s web site at southwest.com versus 49 percent in 2002. In October 2003, the Company announced it would no longer pay commissions on travel agency sales effective December 15, 2003.

Aircraft rentals per ASM and depreciation and amortization expense per ASM were both impacted by a higher percentage of the aircraft fleet being owned. Aircraft rentals per ASM decreased 7.4 percent while depreciation and amortization expense per ASM increased 1.9 percent. The Company owns all 17 of the aircraft it put into service during 2003. This, along with the retirement of three owned and one leased aircraft, increased the Company’s percentage of aircraft owned or on capital lease to 77 percent at December 31, 2003, from 76 percent at December 31, 2002.

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

Other operating expenses per ASM decreased 6.8 percent. Approximately 70 percent of the decrease was due to lower aviation insurance costs. As a result of more coverage from government insurance programs and a more stable aviation insurance market, the Company was able to negotiate lower 2003 aviation insurance premiums compared to 2002. However, aviation insurance for 2003 was substantially higher than before September 11, 2001. The majority of the remaining decrease in other operating expenses per ASM was due to reductions in security costs from the transition of airport security to the federal government, and decreases in advertising and personnel-related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.2 billion in 2004 compared to $1.3 billion in 2003. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. For 2004, the decrease in operating cash flows primarily was due to lower net income in 2004, largely attributable to the $271 million government grant received in 2003, and an increase in “Accounts and other receivables”. The increase in “Accounts and other receivables” was primarily due to the $40 million debtor-in-possession loan made to ATA Airlines, Inc. (ATA), in December 2004 (see Note 2 to the Consolidated Financial Statements), and an increase in receivables from fuel hedge counterparties from higher hedging gains recorded in fourth quarter 2004 versus fourth quarter 2003. These were partially offset by an increase in accrued liabilities, primarily from higher counterparty deposits associated with the Company’s fuel hedging program. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and Item 7A. Qualitative and Quantitative Disclosures about Market Risk, respectively. Cash generated in 2004 and in 2003 primarily was used to finance aircraft-related capital expenditures and to provide working capital.

Cash flows used in investing activities in 2004 totaled $1.9 billion compared to $1.2 billion in 2003. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 46 new 737-700 aircraft in 2004 (and leased one additional 737-700) versus the purchase of 17 new 737-700s in 2003. However, progress payments for future deliveries were substantially higher in 2003 than 2004, due to the fact that, during 2003, the Company accelerated the delivery for several aircraft from future years into 2004, and exercised options for several 2004 and 2005 deliveries. These decisions resulted in an acceleration of progress payments to the manufacturer related to the aircraft. See Note 4 to the Consolidated Financial Statements. Also, in 2004, the Company made an initial payment of $34 million for certain ATA assets, and provided ATA with $40 million in debtor-in-possession financing. See Note 2 to the Consolidated Financial Statements for further information.

Net cash provided by financing activities was $133 million in 2004, primarily from the issuance of $520 million in long-term debt. The majority of the debt issuance was the $350 million senior unsecured notes issued in September 2004, and the fourth quarter 2004 issuance of $112 million in floating-rate financing. The largest cash outflows in financing activities were from the Company’s repurchase of $246 million of its common stock during 2004, and the redemption of long-term debt, primarily the $175 million Aircraft Secured Notes that came due in November 2004. For 2003, net cash used in financing activities was $48 million. Cash used primarily was for the redemption of its $100 million senior unsecured 8 3/4% Notes originally issued in 1991. This was mostly offset by proceeds of $93 million from the exercise of Employee stock options. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

The Company has various options available to meet its 2005 capital and operating commitments, including cash on hand at December 31, 2004, of $1.3 billion, internally generated funds, and a $575 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability.

The Company currently has outstanding shelf registrations for the issuance of up to $650 million in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future. The Company currently expects that a portion of these securities will be issued in 2005, primarily to replace debt that is coming due and to fund current fleet growth plans.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

Southwest has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. Along with the receipt of 47 new 737-700 aircraft in 2004 (one of which is leased), the Company exercised its remaining options for aircraft to be delivered in 2005, and several more options for aircraft to be delivered in 2006. The following table details the Company’s current firm orders, options, and purchase rights for 737-700 aircraft:

	Current Schedule
	Firm	Options*

2005	34	—
2006	26	8
2007	25	29
2008	6	45
2009-2012	—	177

Total	91	259

*	Includes purchase rights

The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from the manufacturer and must be exercised two years prior to the contractual delivery date.

The Company has engaged in off-balance sheet arrangements in the leasing of aircraft. The leasing of aircraft provides flexibility to the Company effectively as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating the aircraft, and retains the risk of loss for leased aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms.

As shown above and as disclosed in Note 8 to the Consolidated Financial Statements, the Company operates 95 aircraft that it has leased from third parties, of which 88 are operating leases. As prescribed by GAAP, assets and obligations under operating lease are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft are shown below as well as in Note 8 to the Consolidated Financial Statements.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2004:

	Obligations by period (in millions)
		2006	2008	Beyond
Contractual obligations	2005	- 2007	- 2009	2009	Total

Long-term debt (1)	$129	$707	$25	$936	$1,797
Capital lease commitments (2)	24	26	26	26	102
Operating lease commitments	343	535	430	1,369	2,677
Aircraft purchase commitments (3)	920	1,232	105	—	2,257
Other purchase commitments	120	78	15	127	340

Total contractual obligations	$1,536	$2,578	$601	$2,458	$7,173

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Includes amounts classified as interest

(3)	Firm orders from the manufacturer

The Company currently expects that it will issue a portion of its $650 million in outstanding shelf registrations for public debt securities during 2005.

There were no outstanding borrowings under the revolving credit facility at December 31, 2004. See Note 6 to the Consolidated Financial Statements for more information.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During 2004, the Company repurchased approximately 17.0 million of its common shares for a total of approximately $246 million.

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

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2004 was $529 million, compared to $462 million as of December 31, 2003.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage”, tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns, as noted, can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The

Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. Furthermore, the Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

As of December 31, 2004, the Company had approximately $11.9 billion (at cost) of long-lived assets, including $10.0 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 329 Boeing 737 aircraft in the Company’s fleet at December 31, 2004, which are either owned or on capital lease. The remaining 88 Boeing 737 aircraft in the Company’s fleet at December 31, 2004, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

	Estimated	Estimated
	Useful Life	Residual value
Aircraft and engines	20 to 25 years	2%-15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	5 years or lease term	0%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing). The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP.

When appropriate, the Company evaluates its long-lived assets for impairment. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft, generate positive cash flow, and produce profits. Consequently, the Company has not identified any impairments related to its existing aircraft fleet. The Company will continue to monitor its long-lived assets and the airline operating environment.

The Company believes it unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Financial Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices, and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). See “Qualitative and Quantitative Disclosures about Market Risk” for more information on these risk management activities and see Note 10 to the Consolidated Financial Statements for more information on SFAS 133, the Company’s fuel hedging program, and financial derivative instruments.

SFAS 133 requires that all derivatives be marked to market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2004, the Company was a party to over 300 financial derivative instruments, related to fuel hedging, for the years 2005 through 2009. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2004, was $796 million, compared to $251 million at December 31, 2003. The large increase in fair value primarily was due to the dramatic increase in energy prices throughout 2004, and the Company’s addition of derivative instruments to increase its hedge positions in future years. Changes in the fair values of these instruments can vary dramatically, as was evident during 2004, based on changes in the underlying commodity prices. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

The Company enters into financial derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on historical variations to those like commodities.

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

Estimating the fair value of these fuel hedging derivatives and forward prices for jet fuel will also result in changes in their values from period to period and thus determine how they are accounted for under SFAS 133. To the extent that the change in the estimated fair value of a fuel hedging instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result, as defined by SFAS 133. This could result in the immediate recording of charges or income, even though the derivative instrument may not expire until a future period. Historically, the Company has not experienced significant ineffectiveness in its fuel hedges accounted for under SFAS 133, in relation to the fair value of the underlying financial derivative instruments.

SFAS 133 is a complex accounting standard with stringent requirements including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is executed by the Company. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil, heating oil, and unleaded gasoline).

The Company also utilizes financial derivative instruments in the form of interest rate swap agreements. The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Concurrently, the Company’s interest rate hedges are also intended to take advantage of market conditions in which short-term rates are significantly lower than the fixed longer term rates on the Company’s long-term debt. During 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012, and $375 million 5.496% Class A-2 pass-through certificates due 2006. The floating rate paid under each agreement sets in arrears. Under the first agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2004 is estimated to be 4.490 percent based on actual and forward rates at December 31, 2004. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until 2006. Based on actual and forward rates at December 31, 2004, the average floating rate paid under this agreement during 2004 is estimated to be 4.695 percent.

During 2004, the Company also entered into an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The floating rate is set in advance. The average floating rate paid under this agreement during 2004 was 2.814 percent.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2004, was a liability of approximately $16 million. This amount is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10 to the Consolidated Financial Statements.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments, and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

FORWARD-LOOKING STATEMENTS

Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to:

•	Items directly linked to the September 11, 2001 terrorist attacks, such as the adverse impact of new airline and airport security directives on the Company’s costs and Customer demand for travel, changes in the Transportation Security Administration’s scope for managing U.S. airport security, the availability and cost of war-risk and other aviation insurance, including the federal government’s provision of third party war-risk coverage, and the possibility of additional incidents that could cause the public to question the safety and/or efficiency of air travel.

•	War or other military actions by the U.S. or others.

•	Competitive factors, such as fare sales and capacity decisions by the Company and its competitors, changes in competitors’ flight schedules, mergers and acquisitions, codesharing programs, and airline bankruptcies.

•	General economic conditions, which could adversely affect the demand for travel in general and consumer ticket purchasing habits, as well as decisions by major freight Customers on how they allocate freight deliveries among different types of carriers.

•	Factors that could affect the Company’s ability to control its costs, such as the results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, the largely unpredictable prices of jet fuel, crude oil, and heating oil, the continued effectiveness of the Company’s fuel hedges, changes in the Company’s overall fuel hedging strategy, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs and regulatory requirements, changes in commission policy, availability of capital markets, future financing decisions made by the Company, and reliance on single suppliers for both the Company’s aircraft and its aircraft engines.

•	Disruptions to operations due to adverse weather conditions and air traffic control-related constraints.

•	Internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet.

•	Risks involved with the Company’s acquisition of certain assets from ATA Airlines, Inc. (ATA), including the ability to efficiently utilize the rights to the leases acquired, and the collectibility of loans made to ATA.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest has interest rate risk in its floating rate debt obligations and interest rate swaps, and has commodity price risk in jet fuel required to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 95 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Fuel hedging. The Company utilizes its fuel hedges, on both a short-term and a long-term basis, as a form of insurance against significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume 1.3 billion gallons of jet fuel in 2005. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $13 million per year.

The fair values of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2004, were net assets of $796 million. The current portion of these financial derivative instruments, or $428 million, is classified as “Fuel hedge contracts” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $368 million, is included in “Other assets.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten- percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2004, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $300 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2004, levels, except underlying futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2004, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2004, the Company held $330 million in cash collateral deposits, and another $150 million in U.S. Treasury Bills, under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits are included in “Accrued liabilities” on the Consolidated Balance Sheet. See also Note 10 to the Consolidated Financial Statements. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments

of Liabilities”, the U.S. Treasury Bills, supplied as non-cash collateral by counterparties, are not reflected on the Company’s Consolidated Balance Sheet.

Financial market risk. The vast majority of the Company’s assets are expensive aircraft, which are long-lived. The Company’s strategy is to capitalize conservatively and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an “A” credit rating on its senior unsecured fixed-rate debt with Standard & Poor’s and Fitch ratings agencies, and a “Baa1” credit rating with Moody’s rating agency. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012, the $375 million 5.496% Class A-2 pass-through certificates due 2006, and the $350 million 5.25% senior unsecured notes due 2014. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the $385 million 6.5% senior unsecured notes, and the $350 million 5.25% senior unsecured notes that were converted to a floating rate as previously noted, the Company had outstanding senior unsecured notes totaling $300 million at December 31, 2004. These senior unsecured notes currently have a weighted-average maturity of 8.3 years at fixed rates averaging 7.75 percent at December 31, 2004, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The fixed-rate portion of the Company’s pass-through certificates consists of its Class A certificates and Class B certificates, which totaled $174 million at December 31, 2004. These Class A and Class B certificates had a weighted-average maturity of 1.5 years at fixed rates averaging 5.63 percent at December 31, 2004. The carrying value of the Company’s floating rate debt totaled $1.2 billion, and this debt had a weighted-average maturity of 7.1 years at floating rates averaging 4.42 percent at December 31, 2004. In total, the Company’s fixed rate debt and floating rate debt represented 5.2 percent and 13.6 percent, respectively, of total noncurrent assets at December 31, 2004.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.3 billion at December 31, 2004. The Company invests available cash in certificates of deposit, highly rated money markets, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2004, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2004, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $2 million. Utilizing these assumptions and considering the Company’s cash balance, short-term investments, and floating-rate debt outstanding at December 31, 2004, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, the revolving credit facility, and outstanding debt agreements. Covenants include the maintenance of minimum credit ratings. For the revolving credit facility, the Company shall also maintain, at all times, a Coverage Ratio, as defined in the agreement, of not less than 1.25 to 1.0. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2004. However, if conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET

(In millions, except share data)	DECEMBER 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,305	$1,865
Accounts and other receivables	248	132
Inventories of parts and supplies, at cost	137	93
Fuel hedge contracts	428	164
Prepaid expenses and other current assets	54	59

Total current assets	2,172	2,313

Property and equipment, at cost:
Flight equipment	10,037	8,646
Ground property and equipment	1,202	1,117
Deposits on flight equipment purchase contracts	682	787

	11,921	10,550
Less allowance for depreciation and amortization	3,198	3,107

	8,723	7,443
Other assets	442	122

	$11,337	$9,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420	$405
Accrued liabilities	1,047	650
Air traffic liability	529	462
Current maturities of long-term debt	146	206

Total current liabilities	2,142	1,723

Long-term debt less current maturities	1,700	1,332
Deferred income taxes	1,610	1,420
Deferred gains from sale and leaseback of aircraft	152	168
Other deferred liabilities	209	183

Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 790,181,982 and 789,390,678 shares issued in 2004 and 2003, respectively	790	789
Capital in excess of par value	299	258
Retained earnings	4,089	3,883
Accumulated other comprehensive income	417	122
Treasury stock, at cost: 5,199,192 shares in 2004	(71)	—

Total stockholders’ equity	5,524	5,052

	$11,337	$9,878

See accompanying notes

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME

	YEARS ENDED DECEMBER 31,
(In millions, except per share amounts)	2004	2003	2002
OPERATING REVENUES:
Passenger	$6,280	$5,741	$5,341
Freight	117	94	85
Other	133	102	96

Total operating revenues	6,530	5,937	5,522
OPERATING EXPENSES:
Salaries, wages, and benefits	2,443	2,224	1,993
Fuel and oil	1,000	830	762
Maintenance materials and repairs	458	430	390
Agency commissions	2	48	55
Aircraft rentals	179	183	187
Landing fees and other rentals	408	372	345
Depreciation and amortization	431	384	356
Other operating expenses	1,055	983	1,017

Total operating expenses	5,976	5,454	5,105

OPERATING INCOME	554	483	417

OTHER EXPENSES (INCOME):
Interest expense	88	91	106
Capitalized interest	(39)	(33)	(17)
Interest income	(21)	(24)	(37)
Other (gains) losses, net	37	(259)	(28)

Total other expenses (income)	65	(225)	24

INCOME BEFORE INCOME TAXES	489	708	393
PROVISION FOR INCOME TAXES	176	266	152

NET INCOME	$313	$442	$241

NET INCOME PER SHARE, BASIC	$.40	$.56	$.31

NET INCOME PER SHARE, DILUTED	$.38	$.54	$.30

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Treasury
(In millions, except per share amounts)	Stock	par value	earnings	income (loss)	stock	Total

Balance at December 31, 2001	$767	$51	$3,228	$(32)	$—	$4,014

Issuance of common stock pursuant to Employee stock plans	10	47	—	—	—	57
Tax benefit of options exercised	—	38	—	—	—	38
Cash dividends, $ .018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	241	—	—	241
Unrealized gain on derivative instruments	—	—	—	88	—	88
Other	—	—	—	(2)	—	(2)

Total comprehensive income						327

Balance at December 31, 2002	777	136	3,455	54	—	4,422

Issuance of common stock pursuant to Employee stock plans	12	81	—	—	—	93
Tax benefit of options exercised	—	41	—	—	—	41
Cash dividends, $ .018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	442	—	—	442
Unrealized gain on derivative instruments	—	—	—	66	—	66
Other	—	—	—	2	—	2

Total comprehensive income						510

Balance at December 31, 2003	789	258	3,883	122	—	5,052

Purchase of shares of treasury stock	—	—	—	—	(246)	(246)
Issuance of common and treasury stock pursuant to Employee stock plans	1	6	(93)	—	175	89
Tax benefit of options exercised	—	35	—	—	—	35
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	313	—	—	313
Unrealized gain on derivative instruments	—	—	—	293	—	293
Other	—	—	—	2	—	2

Total comprehensive income						608

Balance at December 31, 2004	$790	$299	$4,089	$417	$(71)	$5,524

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(In millions)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313	$442	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	431	384	356
Deferred income taxes	184	183	170
Amortization of deferred gains on sale and leaseback of aircraft	(16)	(16)	(15)
Amortization of scheduled airframe inspections and repairs	52	49	46
Income tax benefit from Employee stock option exercises	35	41	38
Changes in certain assets and liabilities:
Accounts and other receivables	(75)	43	(103)
Other current assets	(44)	(19)	(10)
Accounts payable and accrued liabilities	231	129	(149)
Air traffic liability	68	50	(38)
Other	(22)	50	(16)

Net cash provided by operating activities	1,157	1,336	520

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,775)	(1,238)	(603)
Initial payment for assets of ATA Airlines, Inc.	(34)	—	—
Debtor in possession loan to ATA Airlines, Inc.	(40)	—	—
Other	(1)	—	—

Net cash used in investing activities	(1,850)	(1,238)	(603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	520	—	385
Proceeds from trust arrangement	—	—	119
Proceeds from Employee stock plans	88	93	57
Payments of long-term debt and capital lease obligations	(207)	(130)	(65)
Payments of trust arrangement	—	—	(385)
Payment of revolving credit facility	—	—	(475)
Payments of cash dividends	(14)	(14)	(14)
Repurchase of common stock	(246)	—	—
Other, net	(8)	3	(4)

Net cash provided by (used in) financing activities	133	(48)	(382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(560)	50	(465)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,865	1,815	2,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,305	$1,865	$1,815

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$38	$62	$80
Income taxes	$2	$51	$3

     See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Southwest Airlines Co. (Southwest) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

PROPERTY AND EQUIPMENT Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 20 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are 15 percent, except for 737-200 aircraft, which were retired from the Company’s fleet in January 2005. The estimated residual value for these aircraft is two percent, based on current market values. Residual value percentages for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual flight hours or cycles during a given period of time), governmental regulations on aging aircraft, changing market prices of new and used aircraft of the same or similar types, etc. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP.

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

AIRCRAFT AND ENGINE MAINTENANCE The cost of scheduled engine inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. For the Company’s 737-200, 737-300, and 737-500 aircraft fleet types, scheduled airframe inspections and repairs, known as D checks, are generally performed every ten years. Costs related to D checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, the time until the next D check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

The Company’s newest aircraft fleet type, the 737-700, is maintained under a different, more efficient “next-generation” maintenance program. This program bundles tasks based on data gathered relative to fleet performance. Scheduled maintenance is still performed at recommended intervals; however, this program does not contain a D check. The costs of scheduled airframe inspections and repairs under this maintenance program are expensed as incurred, as those expenses more readily approximate the underlying scheduled maintenance tasks.

INTANGIBLE ASSETS Intangible assets primarily consist of rights to airport owned gates acquired by the Company. These assets are amortized on a straight-line basis over the expected useful life of the lease.

REVENUE RECOGNITION Tickets sold are initially deferred as “Air traffic liability”. Passenger revenue is recognized when transportation is provided. “Air traffic liability” primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s revenue recognition method with respect to forfeited tickets.

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

Subsequent to third quarter 2001 and through second quarter 2002, the Company experienced a higher than historical mix of discount, nonrefundable ticket sales. The Company also experienced changes in Customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks, and an uncertain economy. Consequently, the Company recorded $36 million in additional passenger revenue in second quarter 2002 as Customers required fewer refunds and exchanges, resulting in more forfeited tickets. During 2003 and 2004, refund, exchange, and forfeiture activity returned to more historic, pre-September 11, 2001, patterns.

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

ADVERTISING The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $158 million, $155 million, and $156 million, respectively.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based Employee compensation:

(In millions, except per share amounts)	2004	2003	2002

Net income, as reported	$313	$442	$241
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(74)	(57)	(53)

Pro forma net income	$239	$385	$188

Net income per share
Basic, as reported	$.40	$.56	$.31
Basic, pro forma	$.31	$.49	$.24

Diluted, as reported	$.38	$.54	$.30
Diluted, pro forma	$.30	$.48	$.23

As required, the pro forma disclosures above include options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 13 for further discussion of the Company’s stock-based Employee compensation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 13 for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s Consolidated Statement of Cash Flows, were $35 million, $41 million, and $38 million, respectively, for 2004, 2003, and 2002.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to Employees through December 31, 2004, and stock options expected to be granted during 2005, the Company expects that the adoption of SFAS 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $10 million ($.01 per share, diluted) each. See Note 13 for further information on the Company’s stock-based compensation plans.

FINANCIAL DERIVATIVE INSTRUMENTS The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company utilizes various derivative instruments, including both crude oil and heating oil-based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates. These interest rate hedges are accounted for as fair value hedges, as defined by SFAS 133.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on historical variations to those like commodities. See Note 10 for further information on SFAS 133 and financial derivative instruments.

INCOME TAXES The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, as amended. SFAS 109 requires an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, in accordance with SFAS 109, the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

2. ACQUISITION OF CERTAIN ASSETS

In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets. As part of the transaction, which was approved in December 2004, Southwest agreed to pay $40 million for certain ATA assets, consisting of the rights to six of ATA’s leased Chicago Midway Airport gates and the rights to a leased aircraft maintenance hangar at Chicago Midway Airport. An initial payment of $34 million in December 2004 is classified as an intangible asset and is included in “Other assets” in the Consolidated Balance Sheet. In addition, Southwest provided ATA with $40 million in debtor-in-possession financing while ATA remains in bankruptcy, and has also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million. The $40 million debtor-in-possession financing, which will mature no later than September 30, 2005, is classified as “Accounts and other receivables” in the Consolidated Balance Sheet, and the estimated fair value of the Company’s guarantee of the ATA construction loan, which is not material, is classified as part of “Other deferred liabilities”. The debtor-in-possession financing bears interest at a rate equal to the higher of 8 percent or LIBOR plus 5 percent, and interest is payable to Southwest monthly.

Southwest and ATA also agreed on a code share arrangement, which was approved by the Department of Transportation in January 2005. Under the agreement, each carrier can exchange passengers on certain designated flights at Chicago’s Midway Airport. Sales of the code share flights began January 16, 2005, with travel dates beginning February 4, 2005.

Upon ATA’s emergence from bankruptcy, Southwest has committed to convert the debtor-in-possession financing to a term loan, payable over five years. Additionally, Southwest has committed to invest $30 million in cash into ATA convertible preferred stock, which would represent 27.5 percent of the new ATA. The stock will be nonvoting, and it is the Company’s intent to liquidate those shares in an orderly manner over time.

3. FEDERAL GRANTS

As a result of the September 11, 2001 terrorist attacks, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act). The Stabilization Act provided for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001, through December 31, 2001, associated with the terrorist attacks. Each airline’s total eligible grant was determined based on that airline’s percentage of available seat miles (ASMs) during August 2001 to total eligible carriers’ ASMs for August 2001, less an amount set aside for eligible carriers for whom the use of an ASM formula would result in an insufficient representation of their share of direct and incremental losses.

In 2001, the Department of Transportation (DOT) made a determination of the amount of eligible direct and incremental losses incurred by Southwest, and the Company was allotted 100 percent of its eligible grants, totaling $283 million. The Company recognized $235 million in “Other gains” from grants under the Stabilization Act during the second half of 2001 and recognized an additional $48 million as “Other gains” from grants under the Stabilization Act in third quarter 2002 coincident with the receipt of its final payment. Representatives of the DOT or other governmental agencies may perform additional audit and/or review(s) of the Company’s previously submitted final application, although no reviews had been performed as of December 31, 2004. While the Stabilization Act is subject to significant interpretation as to what constitutes direct and incremental losses, management believes the Company’s eligible direct and incremental losses are sufficient to retain 100 percent of its eligible grant following additional audits or reviews, should they occur.

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

4. COMMITMENTS

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. The Company has contractual purchase commitments with Boeing for 34 737-700 aircraft deliveries in 2005, 26 scheduled for delivery in 2006, 25 in 2007, and 6 in 2008. In addition, the Company has options and purchase rights for an additional 259 737-700s that it may acquire during 2006-2012. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of December 31, 2004, aggregate funding needed for firm commitments is approximately $2.3 billion, subject to adjustments for inflation, due as follows: $920 million in 2005, $709 million in 2006, $523 million in 2007, and $105 million in 2008.

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

5. ACCRUED LIABILITIES

(In millions)	2004	2003

Retirement plans (Note 14)	$89	$126
Aircraft rentals	127	114
Vacation pay	120	109
Advances and deposits	334	121
Deferred income taxes	218	38
Other	159	142

	$1,047	$650

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

During second quarter 2004, the Company replaced its former revolving credit facilities with a new facility. Under the new facility, the Company can borrow up to $575 million from a group of banks. The facility expires in April 2007 and is unsecured. At the Company’s option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 75 basis points given Southwest’s credit rating at December 31, 2004. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pretax income to fixed obligations, as defined. As of December 31, 2004, the Company is in compliance with this covenant, and there are no outstanding amounts borrowed under this facility.

7. LONG-TERM DEBT

(In millions)	2004	2003

Aircraft Secured Notes due 2004	$—	$175
8% Notes due 2005	100	100
Zero coupon Notes due 2006	58	—
Pass Through Certificates	544	564
7 7/8% Notes due 2007	100	100
French Credit Agreements due 2012	44	47
6 1/2% Notes due 2012	377	371
5 1/4% Notes due 2014	348	—
French Credit Agreements due 2017	111	—
7 3/8% Debentures due 2027	100	100
Capital leases (Note 8)	80	91

	1,862	1,548
Less current maturities	146	206
Less debt discount and issue costs	16	10

	$1,700	$1,332

In November 2004, the Company redeemed its remaining $175 million of floating rate Aircraft Secured Notes originally issued in 1999.

In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. Although the interest on the borrowings are at floating rates, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 45 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans, and the Company may terminate the arrangements in any year on either of those dates, with certain conditions. The Company has pledged four aircraft as collateral for the transactions.

In September 2004, the Company issued $350 million senior unsecured Notes (Notes) due 2014. The Notes bear interest at 5.25 percent, payable semi-annually in arrears, with the first payment due on April 1, 2005. Concurrently, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement. Southwest used the net proceeds from the issuance of the Notes, approximately $346 million, for general corporate purposes.

In February 2004 and April 2004, the Company issued two separate $29 million two-year notes, each secured by one new 737-700 aircraft. Both of the notes are non-interest bearing and accrete to face value at maturity at annual rates of 2.9 percent and 3.4 percent, respectively. The proceeds of these borrowings were used to fund the individual aircraft purchases.

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

In fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it borrowed a total of $56 million from French banking partnerships. Although the interest on the borrowings are at floating rates, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 67 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, with certain conditions. The Company pledged two aircraft as collateral for the transactions.

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

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $889 million at December 31, 2004.

As of December 31, 2004, aggregate annual principal maturities (not including amounts associated with interest rate swap agreements, and interest on capital leases) for the five-year period ending December 31, 2009, were $146 million in 2005, $604 million in 2006, $120 million in 2007, $22 million in 2008, $24 million in 2009, and $960 million thereafter.

8. LEASES

The Company had seven aircraft classified as capital leases at December 31, 2004. The amounts applicable to these aircraft included in property and equipment were:

(In millions)	2004	2003
Flight equipment	$173	$171
Less accumulated depreciation	126	114

	$47	$57

Total rental expense for operating leases, both aircraft and other, charged to operations in 2004, 2003, and 2002 was $403 million, $386 million, and $371 million, respectively. The majority of the Company’s terminal operations space, as well as 88 aircraft, were under operating leases at December 31, 2004. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004, were:

(In millions)	Capital leases	Operating leases
2005	$24	$343
2006	13	279
2007	13	256
2008	13	226
2009	13	204
After 2009	26	1,369

Total minimum lease payments	$102	$2,677

Less amount representing interest	22

Present value of minimum lease payments	80
Less current portion	17

Long-term portion	$63

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9. CONSOLIDATION OF RESERVATIONS CENTERS

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company’s website, southwest.com, now accounts for more than half of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company’s remaining six centers. Those Employees choosing not to relocate, approximately 55% of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Center consolidation, recognized in first quarter 2004, was approximately $18 million. Employee severance and benefit costs were reflected in “Salaries, wages, and benefits,” and the majority of other costs in “Other operating expenses” in the Consolidated Statement of Income. The breakdown of the costs incurred and a rollforward of the amounts accrued is as follows (in millions):

		Consolidation
	Employee	of facilities
	bonus pay	and other
	and benefits	charges	Total

Initial charge in first quarter 2004	$13	$5	$18
Non-cash charges	—	—	—
Cash payments	(12)	(4)	(16)

Balance at December 31, 2004	$1	$1	$2

10. DERIVATIVE AND FINANCIAL INSTRUMENTS

Fuel contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2004, 2003, and 2002 represented approximately 16.7 percent, 15.2 percent, and 14.9 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found that crude oil, heating oil, and unleaded gasoline contracts are effective commodities for hedging jet fuel. The Company has financial derivative instruments in the form of the types of hedges it utilizes to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames when it appears the Company can take advantage of market conditions. As of December 31, 2004, the Company had a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge its total anticipated jet fuel requirements, at crude oil equivalent prices, for the following periods: 85 percent for 2005 at approximately $26 per barrel, 65 percent for 2006 at approximately $32 per barrel, over 45 percent for 2007 at approximately $31 per barrel, 30 percent in 2008 at approximately $33 per barrel, and over 25 percent for 2009 at approximately $35 per barrel. As of December 31, 2004, the majority of the Company’s first quarter 2005 hedges are effectively heating oil-based positions in the form of option contracts. For the remainder of 2005, the majority of the Company’s hedge positions are effectively in the form of unleaded gasoline-based and heating oil-based option contracts. The majority of the remaining hedge positions are crude oil-based positions.

Under the rules established by SFAS 133, the Company is required to record all financial derivative instruments on its balance sheet at fair value; however, not all instruments necessarily qualify for hedge accounting. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recorded in earnings. Any portion of a change in a derivative’s fair value that is considered to be ineffective, as defined, is recorded immediately in “Other (gains) losses, net” in the Consolidated Statement of Income. See Note 11 for further information on Accumulated other comprehensive income (loss). Any portion of a change in a derivative’s fair value that the Company elects to exclude from its measurement of effectiveness is required to be recorded immediately in earnings.

The Company primarily uses financial derivative instruments to hedge its exposure to jet fuel price increases and accounts for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil, heating oil, and unleaded gasoline). If a derivative instrument does not qualify for hedge accounting, as defined by SFAS 133, any change in fair value of that derivative instrument is recorded immediately in earnings.

During 2004, the Company recognized $13 million in additional expense in “Other (gains) losses, net”, related to the ineffectiveness of its hedges. During 2003 and 2002, the Company recognized $16 million and $5 million, in additional income, respectively, in “Other (gains) losses, net”, related to the ineffectiveness of its hedges. During 2004, 2003, and 2002, the Company recognized approximately $24 million, $29 million, and $26 million, respectively, of net expense, related to amounts excluded from the Company’s measurements of hedge effectiveness, in “Other (gains) losses, net”. Hedge accounting, as administered according to SFAS 133, generally results in more volatility in the Company’s financial statements than prior to its adoption, due to the changes in market values of derivative instruments and some ineffectiveness that has been experienced in fuel hedges.

During 2004, 2003, and 2002, the Company recognized gains in “Fuel and oil” expense of $455 million, $171 million, and $45 million, respectively, from hedging activities. At December 31, 2004 and 2003, approximately $51 million and $19 million, respectively, due from third parties from expired derivative contracts, is included in “Accounts and other receivables” in the accompanying Consolidated Balance Sheet. The fair value of the Company’s financial derivative instruments at December 31, 2004, was a net asset of approximately $796 million. The current portion of these financial derivative instruments is classified as “Fuel hedge contracts” and the long-term portion is classified as “Other assets” in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of December 31, 2004, the Company had approximately $416 million in unrealized gains, net of tax, in “Accumulated other comprehensive income (loss)” related to fuel hedges. Included in this total are approximately $246 million in net unrealized gains that are expected to be realized in earnings during 2005.

Interest Rate Swaps - During 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012 and $375 million 5.496% Class A-2 pass-through certificates due 2006. The floating rate paid under each agreement is set in arrears. Under the first agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2004 is estimated to be 4.490 percent based on actual and forward rates at December 31,

2004. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until 2006. Based on actual and forward rates at December 31, 2004, the average floating rate paid under this agreement during 2004 is estimated to be 4.695 percent.

During 2004, the Company entered into an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The floating rate is set in advance. The average floating rate paid under this agreement during 2004 was 2.814 percent.

The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Concurrently, the Company’s interest rate hedges are also intended to take advantage of market conditions in which short-term rates are significantly lower than the fixed longer term rates on the Company’s long-term debt. The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2004, was a liability of approximately $16 million. This amount is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 7.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2004, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2004, the Company held $330 million in cash collateral deposits and $150 million in U.S. Treasury Bills, under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits are included in “Accrued liabilities” on the Consolidated Balance Sheet and are included as “Operating cash flows” in the Consolidated Statement of Cash Flows. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the U.S. Treasury Bills, supplied as non-cash collateral by counterparties, are not reflected on the Company’s Consolidated Balance Sheet.

The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2004 were as follows:

		Estimated fair
(In millions)	Carrying value	value

8% Notes due 2005	$100	$101
Zero coupon Notes due 2006	58	58
Pass Through Certificates	544	560
7 7/8% Notes due 2007	100	110
French Credit Agreements due 2012	44	44
6 1/2% Notes due 2012	377	412
5 1/4% Notes due 2014	348	349
French Credit Agreements due 2017	111	111
7 3/8% Debentures due 2027	100	114

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

11. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $608 million, $510 million, and $327 million for 2004, 2003, and 2002, respectively. The differences between “Net income” and “Comprehensive income” for these years are as follows:

(In millions)	2004	2003	2002

Net income	$313	$442	$241
Unrealized gain (loss) on derivative instruments, net of deferred taxes of $185, $43 and $56	293	66	88
Other, net of deferred taxes of $1, $1 and ($1)	2	2	(2)

Total other comprehensive income	295	68	86

Comprehensive income	$608	$510	$327

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2004, 2003, and 2002, is shown below:

	Fuel		Accumulated other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)

Balance at December 31, 2002	$57	$(3)	$54

2003 changes in fair value	157	2	159
Reclassification to earnings	(91)	—	(91)

Balance at December 31, 2003	123	(1)	122

2004 changes in fair value	558	2	560
Reclassification to earnings	(265)	—	(265)

Balance at December 31, 2004	$416	$1	$417

12. COMMON STOCK

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2004, the Company had 241 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 43 million shares have not yet been granted.)

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During 2004, the Company repurchased approximately 17.0 million of its common shares for a total of approximately $246 million.

13. STOCK PLANS

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Vesting terms differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are granted at the fair market value of the Company’s common stock on the date of grant, have ten-year terms, and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had 6.8 million options outstanding to purchase the Company’s common stock as of December 31, 2004.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	COLLECTIVE BARGAINING PLANS		OTHER EMPLOYEE PLANS
		Average exercise		Average exercise
(In thousands, except exercise prices)	Options	price	Options	price

Outstanding December 31, 2001	60,550	$6.05	34,851	$10.20
Granted	48,414	13.37	4,423	16.90
Exercised	(4,211)	4.48	(3,805)	5.75
Surrendered	(733)	8.69	(1,317)	12.48

Outstanding December 31, 2002	104,020	9.51	34,152	11.47
Granted	26,674	13.53	4,770	14.63
Exercised	(7,422)	6.78	(3,318)	7.95
Surrendered	(3,214)	12.69	(1,052)	13.57

Outstanding December 31, 2003	120,058	10.47	34,552	12.21
Granted	14,131	14.41	4,255	15.05
Exercised	(7,222)	6.59	(3,133)	6.79
Surrendered	(6,264)	13.62	(1,453)	14.54

Outstanding December 31, 2004	120,703	$10.98	34,221	$12.94

Exercisable December 31, 2004	74,493	$9.28	18,677	$13.00
Available for grant in future periods	28,077		10,952

The following table summarizes information about stock options outstanding under the fixed option plans at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Options	Wtd-average		Options
	outstanding	remaining	Wtd-average	exercisable at	Wtd-average
Range of exercise prices	at 12/31/04 (000s)	contractual life	exercise price	12/31/04 (000s)	exercise price

$3.72 to $5.38	37,763	2.0 yrs	$4.05	35,900	$4.02
$5.85 to $8.73	6,995	3.3 yrs	7.63	5,154	7.49
$10.10 to $15.12	80,843	6.7 yrs	13.17	37,929	13.33
$15.16 to $22.70	29,136	6.3 yrs	16.90	14,030	17.24
$22.75 to $23.93	187	6.3 yrs	23.11	157	22.95
$3.72 to $23.93	154,924	5.3 yrs	$11.41	93,170	$10.03

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, as of December 31, 2004, the Company is authorized to issue up to a remaining balance of 3.5 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 1.5 million shares in 2004, 1.4 million shares in 2003, and 1.4 million shares in 2002, at average prices of $13.47, $14.04, and $14.70, respectively. The weighted-average fair value of each purchase right under the ESPP granted in 2004, 2003, and 2002, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.50, $1.56, and $1.63, respectively.

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

	2004	2003	2002
Wtd-average risk-free interest rate	3.1%	2.6%	3.4%
Expected life of option (years)	4.0	4.2	5.0
Expected stock volatility	34.0%	34.0%	34.0%
Expected dividend yield	0.11%	0.13%	0.13%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its Employee stock options. See Note 1 for information on the use of alternative valuation methods allowed by SFAS 123R.

The fair value of options granted under the fixed option plans during 2004 ranged from $3.45 to $7.83. The fair value of options granted under the fixed option plans during 2003 ranged from $3.33 to $8.17. The fair value of options granted under the fixed option plans during 2002 ranged from $3.54 to $8.52.

14. EMPLOYEE RETIREMENT PLANS

Defined contribution plans

The Company has defined contribution plans covering substantially all Southwest Employees. The Southwest Airlines Co. Profitsharing Plan is a money purchase defined contribution plan and Employee stock purchase plan. The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company.

Company contributions to all retirement plans expensed in 2004, 2003, and 2002 were $200 million, $219 million, and $156 million, respectively.

Postretirement benefit plans

The Company provides postretirement benefits to qualified retirees in the form of medical and dental coverage. Employees must meet minimum levels of service and age requirements as set forth by the Company, or as specified in collective bargaining agreements with specific workgroups. Employees meeting these requirements, as defined, may use accrued sick time to pay for medical and dental premiums from the age of retirement until age 65.

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2004 and 2003:

(In millions)	2004	2003

APBO at beginning of period	$77	$60
Service cost	10	9
Interest cost	5	4
Benefits paid	(1)	(1)
Actuarial (gain) loss	(11)	—
Plan amendments	—	5

APBO at end of period	$80	$77

During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. In excess of 1,000 Employees at these locations did not elect to relocate to the Company’s remaining centers, and instead accepted severance packages offered by the Company. See Note 9 for further information. Also during 2004, the Company offered an early-out option to substantially all Employees, primarily in an effort to alleviate overstaffing in certain areas of the Company. As a result of the reduction in headcount associated with these events, the Company remeasured its benefit obligation, resulting in the 2004 gain.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2004, would have the following effects:

(In millions)	1% increase	1% decrease

Increase (decrease) in total service and interest costs	$1	$(1)
Increase (decrease) in the APBO	$6	$(6)

The Company’s plans are unfunded, and benefits are paid as they become due. For the years ended December 31, 2004 and 2003, both benefits paid and Company contributions to the plans were $1 million in each year. Estimated future benefit payments expected to be paid for each of the next five years are $2 million in 2005, $3 million in 2006, $5 million in 2007, $7 million in 2008, $9 million in 2009, and $78 million for the next five years thereafter.

The following table shows the calculation of the accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2004 and 2003:

(In millions)	2004	2003

Funded status	$(80)	$(77)
Unrecognized net actuarial loss	4	16
Unrecognized prior service cost	8	10

Cost recognized on Consolidated Balance Sheet	$(68)	$(51)

The Company’s periodic postretirement benefit cost for the years ended December 31, 2004, 2003, and 2002, included the following:

(In millions)	2004	2003	2002

Service cost	$10	$9	$6
Interest cost	5	4	2
Amortization of prior service cost	2	2	1
Recognized actuarial loss	1	1	—

Net periodic postretirement benefit cost	$18	$16	$9

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2004	2003	2002
Wtd-average discount rate	6.25%	6.75%	7.25%
Assumed healthcare cost trend rate (1)	10.00%	10.00%	9.00%

(1) The assumed healthcare cost trend rate is assumed to decrease to 9.00% for 2005, then decline gradually to 5% by 2013 and remain level thereafter.

15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

(In millions)	2004	2003

DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,027	$1,640
Scheduled airframe maintenance	83	77
Fuel hedges	264	79
Other	11	19

Total deferred tax liabilities	2,385	1,815
DEFERRED TAX ASSETS:
Deferred gains from sale and leaseback of aircraft	83	89
Capital and operating leases	73	73
Accrued employee benefits	110	108
State taxes	52	47
Net operating loss carry forward	186	—
Other	53	40

Total deferred tax assets	557	357

Net deferred tax liability	$1,828	$1,458

The provision for income taxes is composed of the following:

(In millions)	2004	2003	2002

CURRENT:
Federal	$(8)	$73	$(19)
State	—	10	1

Total current	(8)	83	(18)
DEFERRED:
Federal	178	170	157
State	6	13	13

Total deferred	184	183	170

	$176	$266	$152

For the year 2004, Southwest Airlines Co. had a tax net operating loss of $612 million for federal income tax purposes. The Company estimates that a federal tax refund will be realized as a result of utilizing a portion of this net operating loss as a carryback to prior taxable years. This refund, estimated at $35 million at December 31, 2004, is included in “Accounts and other receivables” in the Consolidated Balance Sheet. The remainder of the tax benefit related to the year 2004 federal net operating loss is carried forward to future years, and expires in 2024.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In millions)	2004	2003	2002

Tax at statutory U.S. tax rates	$171	$247	$138
Nondeductible items	7	7	6
State income taxes, net of federal benefit	4	15	9
Other, net	(6)	(3)	(1)

Total income
tax provision	$176	$266	$152

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

16. NET INCOME PER SHARE

The following table sets forth the computation of net income per share, basic and diluted:

(In millions, except per share amounts)	2004	2003	2002

Net income	$313	$442	$241

Weighted-average shares outstanding, basic	783	783	773
Dilutive effect of Employee stock options	32	39	36

Adjusted weighted-average
shares outstanding, diluted	815	822	809

Net income per share, basic	$.40	$.56	$.31

Net income per share, diluted	$.38	$.54	$.30

The Company has excluded 31 million, 10 million, and 11 million shares from its calculations of net income per share, diluted in 2004, 2003 and 2002 respectively, as they represent antidilutive stock options for the respective periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Airlines Co.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas
February 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004 of Southwest Airlines Co. and our report dated February 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, TX
February 2, 2005

QUARTERLY FINANCIAL DATA (Unaudited)
(in millions except per share amounts)

	Three Months Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$1,484	$1,716	$1,674	$1,655

Operating income	46	197	191	120

Income before income taxes	41	179	181	89

Net income	26	113	119	56

Net income per share, basic	.03	.14	.15	.07

Net income per share, diluted	.03	.14	.15	.07

2003	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$1,351	$1,515	$1,553	$1,517

Operating income	46	140	185	111

Income before income taxes	39	397	171	101

Net income	24	246	106	66

Net income per share, basic	.03	.32	.14	.08

Net income per share, diluted	.03	.30	.13	.08

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

     Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in

Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 57 hereof.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Part I following Item 4 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005, and is incorporated herein by reference.

     In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple new regulations, requiring the implementation of policies and procedures in the corporate governance area. Since beginning business in 1971, Southwest has thrived on a culture that encourages an entrepreneurial spirit in its Employees, and has emphasized personal responsibility, initiative, and the use of independent, good judgment. The Golden Rule is one of the core values, and there is a “top-down” insistence on the highest ethical standards at all times.

     In complying with new regulations requiring the institution of policies and procedures, it has been the goal of Southwest’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Southwest’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.southwest.com, and a copy will be mailed upon request to Manager — Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website, at southwest.com, under the “About SWA” caption, promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

     See “Compensation of Executive Officers,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Voting Securities and Principal Shareholders,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005.

Item 13. Certain Relationships and Related Transactions

     See “Election of Directors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005.

Item 14. Principal Accountant Fees and Services

     See “Relationship with Independent Auditors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 18, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

	3.	Exhibits:

	3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

3.2	Bylaws of Southwest, as amended through January 2005 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 25, 2005 (File No. 1-7259).

4.1	$575,000,000 Competitive Advance and Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)).

4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended

December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41.

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.

10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan.

10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan.

10.10	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).

10.14	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.15	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.16	Severance Contract dated as of July 15, 2004, between Southwest and James F. Parker (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.17	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.18	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.19	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.20	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).

10.21	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.23	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.24	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.26	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.28	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.29	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.30	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

14	Code of Ethics (incorporated by reference to Exhibit 14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)).

22	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

     A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Manager — Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST AIRLINES CO.

February 4, 2005

By	/s/ LAURA WRIGHT
Laura Wright
Senior Vice President - Finance, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 4, 2005 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Herbert D. Kelleher	Chairman of the Board of Directors

Herbert D. Kelleher

/s/ Gary C. Kelly	Chief Executive Officer and Director
Gary C. Kelly

/s/ Colleen C. Barrett	President and Director
Colleen C. Barrett

/s/ Laura Wright	Sr. Vice President-Finance and Chief Financial Officer (Chief Financial and Accounting Officer)
Laura Wright

/s/ C. Webb Crockett	Director
C. Webb Crockett

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ William P. Hobby	Director
William P. Hobby

/s/ Travis C. Johnson	Director
Travis C. Johnson

/s/ R. W. King R.W. King	Director

Signature	Capacity

/s/ John T. Montford	Director
John T. Montford

/s/ June M. Morris	Director
June M. Morris

/s/ Louis Caldera	Director
Louis Caldera

/s/ Nancy Loeffler	Director
Nancy Loeffler

INDEX TO THE EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259).

3.2	Bylaws of Southwest, as amended through January 2005 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 25, 2005 (File No. 1-7259).

4.1	$575,000,000 Competitive Advance and Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)).

4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended

December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41.

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.

10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).

10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).

10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan.

10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan.

10.10	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).

10.14	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.15	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.16	Severance Contract dated as of July 15, 2004, between Southwest and James F. Parker (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).

10.17	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).

10.18	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.19	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.20	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).

10.21	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.23	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.24	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.26	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.28	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.29	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.30	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

14	Code of Ethics (incorporated by reference to Exhibit 14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)).

22	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.