Form 10-Q
period 2005-03-31
SOUTHWEST AIRLINES CO
filed 2005-04-15
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

      Number of shares of Common Stock outstanding as of the close of business on April 13, 2005:

                                 784,751,947

                           SOUTHWEST AIRLINES CO.
                                 FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           Southwest Airlines Co.
                    Condensed Consolidated Balance Sheet
                               (in millions)
                                (unaudited)
                                                  March 31,      December 31,
                                                     2005            2004
ASSETS
Current assets:
      Cash and cash equivalents                      $1,908          $1,048
      Short-term investments                              -             257
      Accounts and other receivables                    334             248
      Inventories of parts and supplies, at cost        128             137
      Fuel hedge contracts                              790             428
      Prepaid expenses and other current assets          75              54
          Total current assets                        3,235           2,172

Property and equipment, at cost:
      Flight equipment                               10,354          10,037
      Ground property and equipment                   1,220           1,202
      Deposits on flight equipment
        purchase contracts                              646             682
                                                     12,220          11,921
      Less allowance for depreciation
        and amortization                              3,210           3,198
                                                      9,010           8,723
Other assets                                          1,009             442
                                                    $13,254         $11,337

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                 $471            $420
      Accrued liabilities                             1,611           1,047
      Air traffic liability                             724             529
      Current maturities of long-term debt               74             146
          Total current liabilities                   2,880           2,142

Long-term debt less current maturities                1,926           1,700
Deferred income taxes                                 1,975           1,610
Deferred gains from sale and leaseback of aircraft      148             152
Other deferred liabilities                              210             209
Stockholders' equity:
      Common stock                                      790             790
      Capital in excess of par value                    299             299
      Retained earnings                               4,138           4,089
      Accumulated other comprehensive income            972             417
      Treasury stock, at cost                           (84)            (71)
          Total stockholders' equity                  6,115           5,524
                                                    $13,254         $11,337
See accompanying notes.

                           Southwest Airlines Co.
                 Condensed Consolidated Statement of Income
                   (in millions, except per share amounts)
                                (unaudited)
                                           Three months ended
                                                March 31,
                                            2005         2004
OPERATING REVENUES:
  Passenger                               $1,592       $1,428
  Freight                                     34           25
  Other                                       37           31
    Total operating revenues               1,663        1,484

OPERATING EXPENSES:
  Salaries, wages, and benefits              640          589
  Fuel and oil                               279          230
  Maintenance materials and repairs	         101          114
  Aircraft rentals                            43           45
  Landing fees and other rentals             113          103
  Depreciation and amortization              112          103
  Other operating expenses                   269          254
    Total operating expenses               1,557        1,438

OPERATING INCOME                             106           46

OTHER EXPENSES (INCOME):
  Interest expense                            27           19
  Capitalized interest                        (9)         (10)
  Interest income                             (7)          (4)
  Other (gains) losses, net                  (19)           -
    Total other expenses (income)             (8)           5



INCOME BEFORE INCOME TAXES                   114           41
PROVISION FOR INCOME TAXES                    38           15


NET INCOME                                   $76          $26


NET INCOME PER SHARE, BASIC                $ .10        $ .03
NET INCOME PER SHARE, DILUTED              $ .09        $ .03

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                    784          785
    Diluted                                  812          817

See accompanying notes.

                           Southwest Airlines Co.
              Condensed Consolidated Statement of Cash Flows
                               (in millions)
                                (unaudited)

                                                       Three months ended
                                                            March 31,
                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $76             $26
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                  112             103
        Deferred income taxes                           38              16
        Amortization of deferred gains on sale and
          leaseback of aircraft                         (4)             (4)
        Amortization of scheduled airframe
          inspections & repairs                         11              14
        Changes in certain assets and liabilities:
          Accounts and other receivables               (86)            (47)
          Other current assets                         (12)            (15)
          Accounts payable and accrued liabilities     593             123
          Air traffic liability                        195             238
        Other                                          (37)            (37)
            Net cash provided by
              operating activities                     886             417

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net          (423)           (360)
    Change in short-term investments                   257              39
    Acquisition of assets from ATA Airlines, Inc.       (6)              -
          Net cash used in investing activities       (172)           (321)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                         300              29
    Proceeds from Employee stock plans                  19              13
    Payments of long-term debt and
      capital lease obligations                       (108)             (7)
    Payments of cash dividends                          (7)             (7)
    Repurchase of common stock                         (55)           (125)
    Other, net                                          (3)             (1)
           Net cash provided by (used in)
             financing activities                      146             (98)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   860              (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,048           1,484

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $1,908          $1,482

CASH PAYMENTS FOR:
  Interest, net of amount capitalized                  $16             $13
  Income taxes                                          $-              $-

See accompanying notes.

                             Southwest Airlines Co.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2005 and 2004, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Condensed Consolidated Balance Sheet as of December 31, 2004, the Company has reclassified certain amounts as "Short-term investments", that were previously classified as "Cash and cash equivalents." In the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2004, changes in the amounts of "Short-term investments" are classified as cash flows from investing activities. In the Condensed Consolidated Statement of Income for the period ended March 31, 2004, amounts previously classified as "Agency commissions" are now classified in "Other operating expenses."

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company's Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. See Note 11 for additional information.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                           Three months ended March 31,
                                               2004         2003
Net income, as reported                         $76          $26
Add: Stock-based Employee compensation
   expense included in reported income,
   net of related tax effects                     -            -
Deduct:  Total stock-based Employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                    (12)         (12)

Pro forma net income                            $64          $14

Net income per share
  Basic, as reported                           $.10         $.03
  Basic, pro forma                             $.08         $.02

  Diluted, as reported                         $.09         $.03
  Diluted, pro forma                           $.08         $.02

3.  DIVIDENDS

During the three month period ended March 31, 2005, dividends of $.0045 per share were declared on the 783 million shares of common stock then outstanding. During the three month period ended March 31, 2004, dividends of $.0045 per share were declared on the 784 million shares of common stock then outstanding.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                          Three months ended March 31,
                                              2004           2003
NUMERATOR:
  Net income available to
    common stockholders                        $76           $26



DENOMINATOR:
  Weighted-average shares
    outstanding, basic                         784           785
  Dilutive effect of Employee stock
    Options                                     28            32
  Adjusted weighted-average shares
    outstanding, diluted                       812           817

NET INCOME PER SHARE:
  Basic                                       $.10          $.03
  Diluted                                     $.09          $.03

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three month periods ended March 31, 2005 and 2004, represented approximately 17.9 percent and 16.0 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, heating oil, and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place for the first three months of 2005, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 85 percent of its remaining 2005 total anticipated jet fuel requirements that effectively cap crude oil-equivalent prices at $26 per barrel. As of March 31, 2005, the "spot" market price for a barrel of crude oil was over $55. The Company is also 65 percent hedged for 2006 at approximately $32 per barrel, over 45 percent hedged for 2007 at approximately $31 per barrel, 30 percent hedged for 2008 at approximately $33 per barrel, and 25 percent hedged for 2009 at approximately $35 per barrel. As of March 31, 2005, the majority of the Company's remaining 2005 hedges are effectively in the form of unleaded gasoline-based and heating oil-based option contracts. The majority of the remaining hedge positions are crude oil-based positions.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). All changes in fair value that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. The fair value of the Company's financial derivative instruments at March 31, 2005, was a net asset of approximately $1.7 billion. The current portion of this net asset, approximately $790 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $929 million, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended March 31, 2005 and 2004, the Company recognized $155 million and $63 million in gains in "Fuel and oil" expense, respectively, from hedging activities. During the three months ended March 31, 2005 and 2004, the Company also recognized approximately $27 million and $6 million, respectively, of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges. Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company's fuel hedge derivatives. Due to the volatility in markets for crude oil and crude oil related products, the Company is unable to predict the amount of ineffectiveness each period, which may result in increased volatility in the Company's results. The significant increase in the amount of noncash ineffectiveness recorded during first quarter 2005 was primarily due to the significant increase in energy prices compared to prior periods, the number of derivative positions the Company holds, as well as volatility between the different types of products the Company uses in hedging-specifically between crude oil and heating oil. As the fair value of the Company's hedge positions gets larger in amount, there is a higher degree of probability that there will be more variability in noncash ineffectiveness recorded in the income statement as small differences in the correlation of crude oil related products is leveraged over large dollar volumes. The Company also recognized approximately $9 million and $6 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during first quarter 2005, and first quarter 2004.

As of March 31, 2005, the Company had approximately $971 million in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $456 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2005.

Interest Rate Swaps - In previous periods, the Company has entered into interest rate swap agreements relating to its $350 million 5.25% senior unsecured notes due October 1, 2014, its $385 million 6.5% senior unsecured notes due March 1, 2012 and its $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives the fixed stated rate of the notes every six months until the date the notes become due.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at March 31, 2005 was a liability of approximately $37 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For first quarter 2005, the Company's comprehensive income increased significantly, due to the substantial change in the fair value of the Company's hedges. Since comprehensive income is reported net of tax, there was also a significant increase in the Company's deferred tax liability compared to December 31, 2004. See Note 5 for further information. Comprehensive income totaled $631 million and $88 million, respectively, for the three months ended March 31, 2005 and 2004, respectively. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                           Three months ended March 31,
                                               2004           2003
Net income                                      $76            $26
  Unrealized gain (loss) on
   derivative instruments,
    net of deferred taxes of $352 and $40       555             61
  Other, net of deferred taxes of $0 and $1       -              1
  Total other comprehensive income              555             62

Comprehensive income                           $631            $88

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                             Accumulated
                                    Fuel                        other
                                    hedge                    comprehensive
                                  derivatives    Other       income (loss)
Balance at December 31, 2004       $  416        $  1          $  417
  2005 changes in value               644           -             644
  Reclassification to earnings        (89)          -             (89)
Balance at March 31, 2005          $  971        $  1          $  972

7. CONSOLIDATION OF RESERVATIONS CENTERS

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company's website, southwest.com, now accounts for more than half of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter

2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company's remaining six centers. Those Employees choosing not to relocate, approximately 55% of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Centers consolidation, recognized in first quarter 2004, was approximately $18 million. Employee severance and benefit costs of $13 million were recorded in "Salaries, wages, and benefits," and the majority of other costs were reflected in "Other operating expenses" in the Condensed Consolidated Statement of Income. Of the total amount expensed, approximately $2 million remained accrued (not yet paid) as of March 31, 2005.

8. LONG-TERM DEBT

During February 2005, the Company issued $300 million senior unsecured Notes (Notes) due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment due on September 1, 2005. Southwest used the net proceeds from the issuance of the Notes, approximately $296 million, for general corporate purposes.

During first quarter 2005, the Company redeemed its $100 million senior unsecured 8% Notes on their maturity date of March 1, 2005.

9. OTHER ASSETS AND ACCRUED LIABILITIES

                                           March 31,      December 31,
                                             2005            2004
Noncurrent fuel hedge contracts,
  at fair value                              $929            $368
Other                                          80              74
  Other assets                             $1,009            $442

                                           March 31,      December 31,
                                             2005            2004
Counterparty fuel hedge deposits             $820            $330
Accrued vacation pay                          123             120
Accrued aircraft rent                         114             127
Accrued profitsharing                         109              89
Deferred income taxes                         243             218
Other                                         202             163
  Accrued liabilities                      $1,611          $1,047

10. POSTRETIREMENT BENEFITS

The following table sets forth the Company's periodic postretirement benefit cost for each of the interim periods identified:

                                        Three months ended March 31,
(In millions)                               2005           2004
Service cost                                 $3             $3
Interest cost                                 1              1
Amortization of prior service cost            -              1
Recognized actuarial loss                     -              -

Net periodic postretirement benefit cost     $4             $5

11. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission
(SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

      Relevant Southwest comparative operating statistics for the three months ended March 31, 2005 and 2004 are as follows:

                                      Three months ended March 31,
                                          2005           2004          Change
Revenue passengers carried            17,474,490      15,995,061        9.2 %
Enplaned passengers                   19,780,746      18,190,404        8.7 %
Revenue passenger miles (RPMs) (000s) 13,238,009      11,792,423       12.3 %
Available seat miles (ASMs) (000s)    20,231,599      18,381,592       10.1 %
Load factor                                65.4%           64.2%     1.2 pts.
Average length of passenger haul (miles)     758             737        2.8 %
Average aircraft stage length (miles)        596             568        4.9 %
Trips flown                              249,119         238,469        4.5 %
Average passenger fare                    $91.15          $89.28        2.1 %
Passenger revenue yield per RPM (cents)    12.03           12.11       (0.7)%
Operating revenue yield per ASM (cents)     8.22            8.07        1.9 %
Operating expenses per ASM (cents)          7.70            7.82       (1.5)%
Operating expenses per ASM,
  excluding fuel (cents)                    6.32            6.57       (3.8)%
Fuel costs per gallon,
  excluding fuel tax (cents)                90.3            79.6       13.4 %
Fuel consumed, in gallons (millions)         307             287        7.0 %
Number of Employees at period-end         30,974          31,522       (1.7)%
Size of fleet at period-end                  424             393        7.9 %


Material Changes in Results of Operations

      Summary

      The operating environment for airlines continued to present significant challenges for the industry during first quarter 2005. The price of fuel, an airline's second largest expense after labor, reached record-high levels, and stubbornly remained at historically elevated levels, with crude oil prices exceeding $45 per barrel for nearly the entire first quarter 2005. What makes this especially significant is not the fact that prices have spiked upwards-brief ascents are common occurrences for volatile commodities such as energy-but the fact that prices have remained at historically high levels for a significant period of time. This has not happened in past periods. Fortunately, the Company's hedging program greatly mitigated these record-high market fuel prices during first quarter 2005, as hedging gains reduced fuel and oil expense by $155 million. In addition, the Company recorded $27 million in "Other gains" in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements. However, even with the Company's strong hedging position, fuel cost per gallon increased 13.4 percent versus the same prior year period.

      Despite this cost pressure and the weak airline industry revenue environment, first quarter 2005 was the Company's 56th consecutive quarterly profit and represented a significant increase in profits compared to first quarter 2004.. The Company's first quarter 2005 net income was $76 million ($.09 per share, diluted), an increase of $50 million, or 192.3 percent, compared to first quarter 2004 net income of $26 million ($.03 per share, diluted). Operating income increased $60 million, or 130.4 percent compared to first quarter 2004. This significant increase in operating income was due to a 1.9 percent increase in RASM (revenue per available seat mile) and to the Company's ongoing cost reduction efforts, which resulted in a 1.5 percent decrease in CASM (cost per available seat mile.)

      A portion of the CASM decrease was due to first quarter 2004 costs associated with the Company's Reservations Centers consolidation. Excluding these costs, however, year-over-year unit costs also decreased slightly. See
Note 7 to the unaudited condensed consolidated financial statements for more information on the Reservations Centers consolidation. The decrease was in part due to an increase in the productivity of the Company's workforce. As a result, the Company has been able to expand flights while simultaneously decreasing overall headcount. At March 31, 2005, the Company's headcount per aircraft was 73 versus a year-ago level of 80. Items contributing to the reduction in headcount include: shifting ticket distribution to the internet, allowing the Company to decrease its investment in "brick and mortar" reservations centers (see Note 7 to the unaudited condensed consolidated financial statements); the use of RAPID CHECK-IN kiosks at the airport; the ability to obtain boarding passes via the internet at www.southwest.com; initiatives to re-allocate headcount by offering transfer opportunities to Employees in departments that may be overstaffed to areas where the Company is continuing to grow; and during 2004 offering a voluntary early out option to all of its Employees, except officers. These and other initiatives helped the Company to absorb cost pressures, such as higher wage rates and the increase in fuel prices.

      Based on recent trends, the Company does not expect second quarter 2005 unit costs, excluding fuel, to significantly exceed first quarter 2005's 6.32 cents per ASM. The Company also expects our 2005 annual CASM, excluding fuel, to be in line with, or below, 2004 levels. The Company will also begin service to Pittsburgh, Pennsylvania, in May 2005.

Comparison of three months ended March 31, 2005, to three months ended March 31, 2004

Revenues

      Consolidated operating revenues increased by $179 million, or 12.1 percent, primarily due to a $164 million, or 11.5 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to a 12.3 percent increase in revenue passenger miles (RPMs) flown.

      First quarter 2005 capacity, as measured by available seat miles
(ASMs), increased 10.1 percent compared to first quarter 2004. The capacity increase resulted from the net addition of 31 aircraft (net of 21 retirements) since the end of first quarter 2004. The first quarter 2005 load factor was 65.4 percent, an increase of 1.2 points compared to 2004. The Company also experienced a 9.2 percent increase in revenue passengers carried compared to first quarter 2004.

      The first quarter 2005 passenger yield per RPM decreased .7 percent to
12.03 cents from 12.11 cents in first quarter 2004. The lower RPM yield was primarily due to heavy fare discounting arising as a result of the glut in industry seats available, but was partially offset by modest fare increases since first quarter 2004. Unit revenue (operating revenue per ASM) increased
1.9 percent to 8.22 cents compared to first quarter 2004, however, as higher load factors and stronger freight and other revenues slightly offset the decline in RPM yield. The Company's March and first quarter 2005 passenger traffic benefited from the inclusion of the Easter Holiday, compared to 2004, when Easter fell in April. Revenue trends were also favorably impacted by the Company's recent codeshare agreement with ATA Airlines Inc., and by competitive capacity reductions in certain markets. At the current juncture, it appears likely that, due to the timing of the Easter holiday, second quarter 2005 load factors will decline relative to last year's record levels. Therefore, it is difficult to predict whether or not the Company will have favorable year-over-year passenger unit revenue comparisons in second quarter 2005. However, since April 2005 unit revenue could be down as much as 5 percent on a year-over-year basis, it will be a challenge to match second quarter 2004's unit revenue of 9.14 cents.

      Consolidated freight revenues increased by $9 million, or 36.0 percent. Approximately 75 percent of the increase was due to an increase in mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. The Company epxects year-over-year freight revenue growth in second quarter 2005; however, at a lower rate than in first quarter 2005. Other revenues increased by $6 million, or 19.4 percent, compared to first quarter 2004 primarily due to a 21.8 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The Company expects second quarter 2005 revenues to be similar to first quarter 2005's Other revenues of $37 million.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended March 31, 2005 and 2004, followed by explanations of changes on a per-ASM basis:

                              Three months ended March 31,  Per ASM   Percent
                                   2005          2004        Change   Change
Salaries, wages, and benefits      3.16          3.21        (.05)    (1.6)
Fuel and oil                       1.38          1.25         .13     10.4
Maintenance materials
  and repairs                       .50           .62        (.12)   (19.4)
Aircraft rentals                    .21           .24        (.03)   (12.5)
Landing fees and other rentals      .56           .56           -        -
Depreciation                        .55           .56        (.01)    (1.8)
Other operating expenses           1.34          1.38        (.04)    (2.9)

Total                              7.70          7.82        (.12)    (1.5)

      Operating expenses per ASM were 7.70 cents, a 1.5 percent decrease compared to 7.82 cents for first quarter 2004. The CASM decrease was driven primarily by lower maintenance costs and lower salaries, wages, and benefits, partially offset by higher fuel and oil expense. Excluding fuel, CASM was
3.8 percent lower than first quarter 2004, at 6.32 cents per ASM.

      Salaries, wages, and benefits expense per ASM decreased 1.6 percent.
In first quarter 2004, salaries, wages, and benefits included approximately $13 million of costs related to severance and relocation packages and a reduction of approximately $3 million in profitsharing expense associated with the consolidation of the Company's reservations operations. See Note 7 to the condensed consolidated financial statements for further information on the Company's Reservations Centers consolidation. Excluding these costs, salaries, wages, and benefits were basically flat on a per ASM basis compared to first quarter 2004. Higher average wage rates and higher profitsharing expense per ASM from the increase in earnings were offset by continued productivity efforts that have enabled the Company to reduce headcount while continuing to grow its aircraft fleet. The Company expects these trends to continue and to experience lower year-over-year unit cost in Salaries, wages, and benefits in second quarter 2005, excluding the second quarter 2004 costs incurred associated with the Company's voluntary early-out plan offered to all Employees except officers, and charges associated with the Company's labor agreement with its Flight Attendants.

      Fuel and oil expense per ASM increased 10.4 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in first quarter 2005 was 90.3 cents, 13.4 percent higher than first quarter 2004, including the effects of hedging activities. For first quarter 2005, the Company was hedged for 86 percent of its fuel needs, resulting in gains recorded in fuel and oil expense of $155 million. In other efforts to control fuel expense, the Company has added Blended Winglets to all of its Boeing 737-700 aircraft. These enhancements extend the range of these aircraft, enable the aircraft to burn less fuel, lower potential engine maintenance costs, and reduce takeoff noise. All new 737-700 aircraft now arrive from Boeing with winglets already installed. The Company expects annual fuel consumption savings of approximately three percent for each aircraft outfitted with the winglets. For second quarter 2005, the Company has fuel hedges in place for approximately 83 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $26 per barrel of crude oil. The majority of the Company's near term hedge positions are in the form of option contracts. During the first three months of 2005, because of the continued rise in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At March 31, 2005, the estimated gross fair value of these contracts was $1.7 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM decreased 19.4 percent primarily due to a decrease in repair events for aircraft engines. The Company currently expects a similar year-over-year decline in maintenance materials and repairs per ASM for second quarter 2005, primarily due to less scheduled maintenance activity.

      Aircraft rentals per ASM decreased 12.5 percent compared to first quarter 2004. The majority of the decrease per ASM was due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2004, except for one, and all of the aircraft acquired in 2005, are owned by the Company. The Company currently expects a similar year-over-year decline in aircraft rentals per ASM for second quarter 2005.

      Landing fees and other rentals per ASM were flat compared to first quarter 2004, as higher landing fees per ASM were offset by a decline in other rentals per ASM. The Company experienced an 8.0 percent increase in landing fees per ASM, primarily due to higher rates paid. There was a 6.5 percent decrease in other rentals expense per ASM, primarily due to first quarter 2005 credits from airports' audits of prior periods. The Company currently expects second quarter 2005 landing fees and other rentals per ASM to be flat or slightly up from second quarter 2004.

      Depreciation expense per ASM decreased 1.8 percent primarily due to the retirement of equipment associated with the Company's 737-200 aircraft, the remainder of which were phased out of the Company's fleet in January 2005. The Company currently expects depreciation per ASM to be comparable to first quarter 2005.

      Other operating expenses per ASM decreased 2.9 percent compared to first quarter 2004. Approximately half of the decrease was due to certain first quarter 2004 asset write-offs, including assets written off in connection with the Reservations Centers consolidation. See Note 7 to the condensed consolidated financial statements. The remainder of the decrease was primarily due to lower personnel costs, principally moving costs incurred in first quarter 2004, also associated with the Reservations Centers consolidation. These and other smaller decreases were partially offset by higher fuel sales taxes due to the substantial increase in fuel prices. The Company currently expects Other operating expenses per ASM for second quarter 2005 to approximate the 1.34 cents per ASM experienced in first quarter 2005.

      Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels
of coverage not available in the commercial market.   The government-provided
supplemental coverage from the Wartime Act is currently set to expire on August 31, 2005, but is currently expected to be extended to December 31, 2005. If such coverage is not extended by the government beyond either of these dates, the Company could incur substantially higher insurance costs.

Other

      Interest expense increased 42.1 percent compared to first quarter 2004. The majority of the increase was due to the issuance of new debt, including the Company's September 2004 issuance of $350 million senior unsecured Notes, fourth quarter 2004 issuance of $112 million of French credit agreements, and the February 2005 issuance of $300 million senior unsecured Notes. These new issuances were partially offset by the November 2004 redemption of $175 million aircraft secured Notes, and the March 2005 redemption of $100 million senior unsecured Notes. See Note 8 to the unaudited condensed consolidated financial statements for more information.

      Capitalized interest decreased by $1 million, or 10.0 percent, primarily due to a decrease in progress payment balances for future aircraft deliveries.

      Interest income increased by $3 million, or 75.0 percent, primarily due to an increase in rates earned on cash and investment balances.

      "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During first quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $27 million in income related to the ineffectiveness of its hedges. In first quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $6 million in income related to the ineffectiveness of its hedges.

      The Company's effective tax rate decreased to 33.1 percent in first quarter 2005 from 37.9 percent in first quarter 2004. The lower rate in 2005 reflected a $6 million ($.01 per share, diluted) reduction in income tax expense, attributable to the favorable resolution of an industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs.
The Company currently expects its second quarter 2005 effective rate to approximate 38 percent and its full year 2005 effective rate to be in the 37 to 38 percent range.


Liquidity and Capital Resources

      Net cash provided by operating activities was $886 million for the three months ended March 31, 2005, compared to $417 million in the same prior year period. The increase was primarily due to an increase in Accounts payable and accrued liabilities, primarily from $490 million more in counterparty deposits associated with the Company's fuel hedging program.
See Item 3, and Notes 5 and 9 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities was $1.6 billion for the 12 months ended March 31, 2005. Cash generated from operating activities for the 12 months ended March 31, 2005, was primarily used to finance capital expenditures.

      Cash flows used in investing activities during the three months ended March 31, 2005, totaled $172 million compared to $321 million in 2004. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities now includes changes in the Company's balance of short-term investments, namely auction rate securities, which represents a change in classification from prior periods.

See Note 1 to the condensed consolidated financial statements. Cash flows used in investing activities for the 12 months ended March 31, 2005 totaled $1.6 billion.

      Net cash generated from financing activities during the three months ended March 31, 2005, was $146 million compared to $98 million used in financing activities in 2004. The Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem the $100 million senior unsecured 8% Notes due March 1, 2005, and to repurchase $55 million of the Company's common stock.

Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of 12 new 737-700 aircraft from Boeing in the first three months of 2005, the Company has 22 737-700 aircraft deliveries for the remainder of 2005. Following the first quarter exercise of options to purchase an additional seven aircraft in 2006, the Company has firm commitments for the purchase of 33 new 737-700 aircraft to be delivered in 2006, along with an option for one additional aircraft. The following table details the Company's current (as of March 31, 2005) firm orders, options, and purchase rights through 2012.

                  Current Schedule
                  Firm     Options*
2005**             34         -
2006               33         1
2007               25        29
2008                6        45
2009-2012           -       177
Total              98       252

*    Includes purchase rights
**   Includes 12 aircraft delivered through March 31, 2005


      The following table details information on the 424 aircraft in the Company's fleet as of March 31, 2005:

                      Average        Number        Number      Number
737 Type   Seats	   Age (Yrs)     of Aircraft     Owned	   Leased
-300        137        13.9           194           110          84
-500        122        13.9            25            16           9
-700        137         3.4           205           203           2

TOTALS                  8.8           424           297          95

      The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm aircraft commitments, as of March 31, 2005, was approximately $1.8 billion, subject to adjustments for inflation, due as follows: $600 million remaining in 2005, $699 million in 2006, $420 million in 2007, and $80 million thereafter.

      In January 2004, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock, utilizing proceeds from the exercise of Employee stock options. Repurchases have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During first quarter 2005, the Company completed this program by repurchasing
3.9 million shares. See Item 2 of Part II of this filing for further information.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at March 31, 2005, of $1.9 billion, internally generated funds, and the Company's fully available $575 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

      During first quarter 2005, the Company issued $300 million senior unsecured Notes (Notes) due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment due on September 1, 2005. Also during first quarter 2005, the Company redeemed its $100 million 8% senior unsecured notes on the maturity date of March 1, 2005. See Note 8 to the condensed consolidated financial statements.

      The Company currently has outstanding shelf registrations for the issuance of up to $350 million in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future.

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

- The availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage to airlines. The government's coverage currently extends to August 31, 2005, and the Company expects it will be extended further to December 31, 2005, by the Department of Transportation. However, there are no assurances that such coverage will be extended beyond August 31, 2005 or December 31, 2005.

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

- Factors that could affect the Company's ability to control its costs, such as the results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs and regulatory requirements, changes in commission policy, availability of capital markets, and future financing decisions made by the Company.

- Factors affecting the Company's fuel expense, including, but not limited to, the largely unpredictable prices of jet fuel, crude oil, heating oil, and unleaded gasoline, the continued effectiveness of the Company's fuel hedges, changes in the Company's overall fuel hedging strategy, and the Company's interpretation and application of the complex requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

- Disruptions to operations due to adverse weather conditions and air traffic control-related constraints.

- Internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet.

- Risks involved with the Company's acquisition of certain assets from ATA Airlines, Inc. (ATA), including the collectibility of loans made to ATA, and the continued success of the Company's codeshare agreement with ATA.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first three months of 2005, because of the continued upward trend in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At March 31, 2005, the estimated gross fair value of outstanding contracts was $1.7 billion, compared to $796 million at December 31, 2004.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2005, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At March 31, 2005, the Company held $820 million in fuel hedge related cash collateral deposits and $150 million in U.S. Treasury Bills, under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company's hedging program. The cash deposits, which can have a significant impact on the Company's cash balance and cash flows as of and for a particular operating period, are included in "Accrued liabilities" on the Consolidated Balance Sheet and are included as "Operating cash flows" in the Consolidated Statement of Cash Flows. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the U.S. Treasury Bills, supplied as non-cash collateral by counterparties, are not reflected on the Company's Consolidated Balance Sheet. See also Note 9 to the unaudited condensed consolidated financial statements.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

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

Internal Control over Financial Reporting. During first quarter 2005, the Company implemented a new fuel inventory management application that improved the efficiency of the Company 's fuel purchasing, inventory, and payment processes. As with any new information technology application the Company implements, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to implementation. The Company expects this new application to improve its internal controls over financial reporting for its fuel management process.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

                    Issuer Purchases of Equity Securities (1)

                  (a)            (b)              (c)                (d)
                                            Total number of    Maximum dollar
                                           shares purchased    value that may
             Total number      Average  as part of publicly  yet be purchased
               of shares     price paid     announced plans   under the plans
   Period      purchased      per share       or programs       or programs
January 1,
 2005 through
  January 31,
   2005        2,400,000       $14.16          2,400,000         $20,370,022

February 1,
 2005 through
  February 28,
   2005        1,458,500       $14.38          1,458,500        $          -
March 1,
 2005 through
  March 31,
   2005                -       $    -                  -        $          -

     Total (2) 3,858,500                       3,858,500

(1) On January 22, 2004, the Company announced a program for the repurchase of up to $300 million of the Company's common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. The program was completed during first quarter 2005.

(2) All shares were purchased pursuant to the publicly announced program.


Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

a) Exhibits

      10.1 Supplemental Agreements Nos. 42, 43, and 44 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest. Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
      31.1  Rule 13a-14(a) Certification of Chief Executive Officer
      31.2  Rule 13a-14(a) Certification of Chief Financial Officer
      32.1 Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOUTHWEST AIRLINES CO.

April 15, 2005                                    By /s/  Laura Wright

                                                     Laura Wright
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                EXHIBIT INDEX



Exhibit No.                        Description

Exhibit 10.1      -     Supplemental Agreements Nos. 42, 43, and 44 to
                        Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest. Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Exhibit 31.1      -     Rule 13a-14(a) Certification of Chief Executive
                        Officer

Exhibit 31.2      -     Rule 13a-14(a) Certification of Chief Financial
                        Officer

Exhibit 32.1      -     Section 1350 Certifications of Chief Executive
                        Officer and Chief Financial Officer