Form 10-Q
period 2005-06-30
SOUTHWEST AIRLINES CO
filed 2005-07-20
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

     Number of shares of Common Stock outstanding as of the close of business on July 15, 2005:

                                    787,270,573

                            SOUTHWEST AIRLINES CO.
                                  FORM 10-Q
                        Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Southwest Airlines Co.
                     Condensed Consolidated Balance Sheet
                                (in millions)
                                 (unaudited)
                                           June 30,            December 31,
                                             2005                 2004
ASSETS
Current assets:
      Cash and cash equivalents             $2,269               $1,048
      Short-term investments                     -                  257
      Accounts and other receivables           292                  248
      Inventories of parts and supplies,
        at cost                                140                  137
      Fuel hedge contracts                     717                  428
      Prepaid expenses and other
        current assets                          64                   54
          Total current assets               3,482                2,172

Property and equipment, at cost:
      Flight equipment                      10,580               10,037
      Ground property and equipment          1,252                1,202
      Deposits on flight equipment
        purchase contracts                     608                  682
                                            12,440               11,921
      Less allowance for depreciation
        and amortization                     3,262                3,198
                                             9,178                8,723
Other assets                                 1,119                  442
                                           $13,779              $11,337

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                        $462                 $420
      Accrued liabilities                    1,787                1,047
      Air traffic liability                    748                  529
      Current maturities of long-term debt     145                  146
          Total current liabilities          3,142                2,142

Long-term debt less current maturities       1,863                1,700
Deferred income taxes                        2,118                1,610
Deferred gains from sale and
  leaseback of aircraft                        144                  152
Other deferred liabilities                     195                  209
Stockholders' equity:
      Common stock                             790                  790
      Capital in excess of par value           299                  299
      Retained earnings                      4,274                4,089
      Accumulated other
        comprehensive income                 1,000                  417
      Treasury stock, at cost                  (46)                 (71)
           Total stockholders' equity        6,317                5,524
                                           $13,779              $11,337

See accompanying notes.

<Captioin>
                            Southwest Airlines Co.
                  Condensed Consolidated Statement of Income
                   (in millions, except per share amounts)
                                 (unaudited)

                                   Three months ended       Six months ended
                                         June 30,               June 30,


                                      2005     2004           2005      2004

OPERATING REVENUES:
  Passenger                        $1,868   $1,654          $3,461    $3,082
  Freight                              33       28              67        54
  Other                                43       34              80        64
    Total operating revenues        1,944    1,716           3,608     3,200
OPERATING EXPENSES:
  Salaries, wages,
    and benefits                      667      622           1,307     1,212
  Fuel and oil                        330      246             609       476
  Maintenance materials
    and repairs                       107      124             209       238
  Aircraft rentals                     42       44              86        89
  Landing fees and
    other rentals                     114       99             227       202
  Depreciation and
    Amortization                      116      107             227       209
  Other operating expenses            291      277             560       531
    Total operating expenses        1,667    1,519           3,225     2,957
OPERATING INCOME                      277      197             383       243
OTHER EXPENSES (INCOME):
  Interest expense                     29       22              57        40
  Capitalized interest                 (9)     (10)            (19)      (20)
  Interest income                     (10)      (5)            (17)       (9)
  Other (gains) losses, net            11       11              (8)       12
    Total other
      expenses (income)                21       18              13        23


INCOME BEFORE INCOME TAXES            256      179             370       220
PROVISION FOR INCOME TAXES             97       66             135        81


NET INCOME                           $159     $113            $235      $139


NET INCOME PER SHARE, BASIC         $ .20    $ .14           $ .30     $ .18

NET INCOME PER SHARE, DILUTED       $ .20    $ .14           $ .29     $ .17

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                             786      784             785       785
    Diluted                           811      817             811       817

See accompanying notes.

                            Southwest Airlines Co.
               Condensed Consolidated Statement of Cash Flows
                                (in millions)
                                 (unaudited)

                                        Three months ended  Six months ended
                                              June 30,          June 30,
                                          2005       2004    2005      2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                            $159       $113    $235      $139
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization      116        107     227        209
        Deferred income taxes               95         66     132         81
        Amortization of deferred gains on
          sale and leaseback of aircraft    (4)        (4)     (8)        (8)
        Amortization of scheduled airframe
          inspections & repairs             12         13      23         27
        Changes in certain assets and
          liabilities:
          Accounts and other receivables    42         (4)    (43)       (50)
          Other current assets               3          3      (9)       (11)
          Accounts payable and
            accrued liabilities            197        160     791        282
          Air traffic liability             23        (42)    218        197
        Other                               25         18     (12)       (19)
            Net cash provided by
              operating activities         668        430   1,554        847

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and
      equipment, net                      (296)      (511)   (719)      (870)
    Change in short-term investments         -        (19)    257         20
    Acquisition of assets from
      ATA Airlines, Inc.                     -          -      (6)         -
          Net cash used in
            investing activities          (296)      (530)   (468)      (850)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of long-term debt               -         29     300         58
    Proceeds from Employee stock plans      19         27      37         40
    Payments of long-term debt and
      capital lease obligations            (27)       (13)   (135)       (21)
    Payments of cash dividends              (4)        (4)    (11)       (11)
    Repurchase of common stock               -        (11)    (55)      (136)
    Other, net                               1         (3)     (1)        (4)
           Net cash provided by (used in)
             financing activities          (11)        25     135        (74)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         361        (75)  1,221        (77)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    1,908      1,482   1,048      1,484

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $2,269     $1,407  $2,269     $1,407

CASH PAYMENTS FOR:
  Interest, net of amount capitalized      $16         $4     $32        $17
  Income taxes                              $-         $2      $-         $2

See accompanying notes.

                            Southwest Airlines Co.
            Notes to Condensed Consolidated Financial Statements
                                 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2005 and 2004, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Condensed Consolidated Balance Sheet as of December 31, 2004, the Company has reclassified certain amounts as "Short-term investments", that were previously classified as "Cash and cash equivalents." In the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2004, changes in the amounts of "Short-term investments" are classified as cash flows from investing activities. In the

Condensed Consolidated Statement of Income for the three and six months ended June 30, 2004, amounts previously classified as "Agency commissions" are now classified in "Other operating expenses."

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company has stock-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company's Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. See Note 10 for additional information.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                           Three months        Six months
                                          ended June 30,      ended June 30,
                                          2005       2004     2005      2004
Net income, as reported                  $159        $113     $235      $139
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects                -           -        -         -
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all
  awards, net of related tax effects       (9)        (10)     (20)      (22)

Pro forma net income                     $150        $103     $215      $117

Net income per share
  Basic, as reported                     $.20        $.14     $.30      $.18
  Basic, pro forma                       $.19        $.13     $.27      $.15

  Diluted, as reported                   $.20        $.14     $.29      $.17
  Diluted, pro forma                     $.19        $.13     $.27      $.15



3.  DIVIDENDS

During the three month periods ended March 31, 2005, and June 30, 2005, dividends of $.0045 per share were declared on the 783 million shares and 787 million shares of common stock then outstanding, respectively. During the three month periods ended March 31, 2004, and June 30, 2004, dividends of $.0045 per share were declared on the 784 million shares and 785 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                      Three months ended     Six months ended
                                             June 30,             June 30,
                                      2005          2004     2005        2004
NUMERATOR:
  Net income available to
    common stockholders               $159          $113     $235        $139

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                 786           784      785         785
  Dilutive effect of Employee stock
    Options                             25            33       26          32
  Adjusted weighted-average shares
    outstanding, diluted               811           817      811         817

NET INCOME PER SHARE:
  Basic                               $.20          $.14     $.30        $.18

  Diluted                             $.20          $.14     $.29        $.17




5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the three month periods ended June 30, 2005 and 2004, represented approximately 19.8 percent and 16.2 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, heating oil, and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place for the first six months of 2005, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 85 percent of its remaining 2005 total anticipated jet fuel requirements that effectively cap crude oil-equivalent prices at $26 per barrel. As of June 30, 2005, the "spot" market price for a barrel of crude oil was over $56 and "futures" prices for the subsequent 12 months all exceeded this "spot" price. The Company is also approximately 65 percent hedged for 2006 at approximately $32 per barrel, over 45 percent hedged for 2007 at approximately $31 per barrel, approximately 30 percent hedged for 2008 at approximately $33 per barrel, and approximately 25 percent hedged for 2009 at approximately $35 per barrel. As of June 30, 2005, the majority of the Company's remaining 2005 hedges are effectively in the form of unleaded gasoline-based and heating oil-based option contracts. The majority of the remaining hedge positions are crude oil-based positions.

The fair value of the Company's financial derivative instruments at June 30, 2005, was a net asset of approximately $1.8 billion. The current portion of this net asset, approximately $717 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $1.04 billion, is classified in "Other assets" in the Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

During the three months ended June 30, 2005 and 2004, the Company recognized $196 million and $87 million in gains in "Fuel and oil" expense, respectively, from hedging activities. The Company also recognized approximately $9 million and $6 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during second quarter 2005, and second quarter 2004. During the three months ended June 30, 2005, the Company also recognized approximately $2 million of additional expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges. During the three months ended June 30, 2004, the Company recognized approximately $5 million of additional expense in "Other (gains) losses, net," related to the ineffectiveness of its hedges.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. However, the Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, those periodic non-cash changes are recorded as ineffectiveness to "Other gains and losses" in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company's fuel hedge derivatives.
Due to the volatility in markets for crude oil and crude oil related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting (which could be determined on a derivative by derivative basis or in the aggregate), which may result in increased volatility in the Company's results. The significant increase in the amount of noncash ineffectiveness recorded during the first six months of 2005 was primarily due to the significant increase in energy prices compared to prior periods, the number of derivative positions the Company holds, as well as the volatility of the different types of products the Company uses in hedging-specifically between crude oil and heating oil. As the fair value of the Company's hedge positions gets larger in amount, there is a higher degree of probability that there will be more variability in noncash ineffectiveness recorded in the income statement as small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

As of June 30, 2005, the Company had approximately $1.0 billion in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $412 million in net unrealized gains (net of tax) that are expected to be realized in earnings during the twelve months following June 30, 2005.

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

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2005 was a liability of approximately $3 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the first six months of 2005, the Company's comprehensive income increased significantly, due to the substantial change in the fair value of the Company's hedge positions. Since comprehensive income is reported net of tax, there was also a significant increase in the Company's deferred tax liability compared to December 31, 2004. See Note 5 for further information. Comprehensive income totaled $187 million and $818 million, respectively, for the three and six months ended June 30, 2005. Comprehensive income totaled $215 million and $304 million, respectively, for the three and six months ended June 30, 2004. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                                Three months ended June 30,
                                                    2005          2004
Net income                                          $159          $113
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $18 and $66               28           102
  Other, net of deferred taxes of $0 and $0            -             -
  Total other comprehensive income                    28           102

Comprehensive income                                $187          $215

                                                  Six months ended June 30,
                                                    2005          2004

Net income                                          $235          $139
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $370 and $106            583           164
  Other, net of deferred taxes of $0 and $1            -             1
  Total other comprehensive income                   583           165

Comprehensive income                                $818          $304


 A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at March 31, 2005                $971          $1           $972
  Second quarter 2005 changes in value     143          -             143
  Reclassification to earnings            (115)         -            (115)
Balance at June 30, 2005                  $999         $1          $1,000

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at December 31, 2004              $416         $1            $417
  2005 changes in value                    787          -             787
  Reclassification to earnings            (204)         -            (204)
Balance at June 30, 2005                  $999         $1          $1,000

7. LONG-TERM DEBT

During February 2005, the Company issued $300 million senior unsecured Notes (Notes) due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment due on September 1, 2005. Southwest used the net proceeds from the issuance of the Notes, approximately $296 million, for general corporate purposes.

During first quarter 2005, the Company redeemed its $100 million senior unsecured 8% Notes on their maturity date of March 1, 2005.

8. OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

                                        June 30,           December 31,
                                          2005                2004
Noncurrent fuel hedge contracts,
  at fair value                         $1,038                 $368
Other	                                      81                   74
  Other assets                          $1,119                 $442

                                        June 30,            December 31,
                                          2005                 2004
Counterparty fuel hedge deposits          $980                 $330
Accrued vacation pay                       127                  120
Accrued aircraft rent                      116                  127
Accrued profitsharing                      153                   89
Deferred income taxes                      213                  218
Other                                      198                  163
  Accrued liabilities                   $1,787               $1,047

9. POSTRETIREMENT BENEFITS

The following table sets forth the Company's periodic postretirement benefit cost for each of the interim periods identified:

                                        Three months ended June 30,
(In millions)                                  2005          2004
Service cost                                     $3            $2
Interest cost                                     1             1
Amortization of prior service cost                1             -
Recognized actuarial loss                         -             -

Net periodic postretirement benefit cost         $5            $3

                                       Six months ended June 30, 2005
(In millions)                                  2005          2004
Service cost                                     $6            $5
Interest cost                                     2             2
Amortization of prior service cost                1             1
Recognized actuarial loss                         -             -

Net periodic postretirement benefit cost         $9            $8


10. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R had been set for the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R was suspended until January 1, 2006, for calendar year companies. Early adoption, however, is allowed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

     Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2005 and 2004 are as follows:

	                                   Three months ended
                                               June 30,
                                         2005          2004          Change
Revenue passengers carried            20,096,424    18,863,975        6.5 %
Enplaned passengers                   22,777,660    21,628,048        5.3 %
Revenue passenger miles (RPMs) (000s) 15,480,309    14,325,737        8.1 %
Available seat miles (ASMs) (000s)    21,338,928    18,773,522       13.7 %
Load factor                              72.5%         76.3%      (3.8) pts.
Average length of passenger haul (miles)	770           759           1.4 %
Average aircraft stage length (miles)     606           571           6.1 %
Trips flown                             258,331       242,386         6.6 %
Average passenger fare                  $92.94        $87.67          6.0 %
Passenger revenue yield per RPM (cents)  12.07         11.54          4.6 %
Operating revenue yield per ASM (cents)   9.11          9.14         (0.3)%
Operating expenses per ASM (cents)        7.81          8.09         (3.5)%
Operating expenses per ASM,
  excluding fuel (cents)                  6.27          6.79         (7.7)%
Fuel costs per gallon,
  excluding fuel tax                     $1.020        $.819         24.5 %
Fuel consumed, in gallons (millions)       322           298          8.1 %
Number of Employees at period-end        31,366        31,408        (0.1)%
Size of fleet at period-end                434           405          7.2 %

                                          Six months ended
                                              June 30,
                                         2005           2004          Change
Revenue passengers carried            37,570,914    34,859,036        7.8 %
Enplaned passengers                   42,558,406    39,818,452        6.9 %
Revenue passenger miles (RPMs) (000s) 28,718,319    26,118,160       10.0 %
Available seat miles (ASMs) (000s)    41,570,527    37,155,115       11.9 %
Load factor                              69.1%         70.3%      (1.2) pts.
Average length of passenger haul (miles)  764           749           2.0 %
Average aircraft stage length (miles)     601           570           5.4 %
Trips flown                             507,450       480,855         5.5 %
Average passenger fare                  $92.11         $88.41         4.2 %
Passenger revenue yield per RPM (cents)  12.05          11.80         2.1 %
Operating revenue yield per ASM (cents)   8.68           8.61         0.8 %
Operating expenses per ASM (cents)        7.76           7.96        (2.5)%
Operating expenses per ASM,
  excluding fuel (cents)                  6.29           6.68        (5.8)%
Fuel costs per gallon,
  excluding fuel tax                     $.963          $.808        19.2 %
Fuel consumed, in gallons (millions)       628            585         7.4 %
Number of Employees at period-end        31,366         31,408       (0.1)%
Size of fleet at period-end                434            405         7.2 %


Material Changes in Results of Operations

      Summary

     The Company's second quarter 2005 net income was $159 million ($.20 per share, diluted), an increase of $46 million, or 40.7 percent, compared to second quarter 2004 net income of $113 million ($.14 per share, diluted). Despite a persistently challenging operating environment for all airlines, second quarter 2005 represented the Company's 57th consecutive quarterly profit. The price of fuel, typically an airline's second largest expense after labor, reached new record-high levels again in June 2005. Fortunately, the Company's hedging program once again greatly mitigated these record-high market fuel prices during second quarter 2005, as hedging gains reduced fuel and oil expense by $196 million. See Note 5 to the unaudited condensed consolidated financial statements. However, even with the Company's strong hedge position, fuel cost per gallon increased 24.5 percent versus second quarter 2004.

     Second quarter 2005 operating income increased $80 million, or 40.6 percent, compared to second quarter 2004, primarily due to an excellent cost performance and a 13.3 percent increase in revenues. The increase in revenues primarily resulted from the 13.7 percent increase in the Company's capacity (available seat mile). Although the Company's load factor was down
3.8 points from last year's record performance of 76.3 percent, RPM yields improved 4.6 percent as a result of modest fare increases, and improved fare mix, and the success of the Company's codeshare arrangement with ATA Airlines

(ATA.) The codeshare agreement with ATA, which began in first quarter 2005, has since been expanded to include additional flights, and has been more successful than the Company had originally anticipated. The Company expects the code share agreement to generate a total of $50 million in additional passenger revenue annually.

     The Company continued its focus on controlling non-fuel costs. Second quarter 2005 CASM (cost per available seat mile) decreased 3.5 percent compared to the prior year, and excluding fuel, CASM decreased 7.7 percent.
A portion of the CASM decrease was due to two separate second quarter 2004 charges-$11 million in bonus pay and benefits associated with the more than 1,000 Employees that left the Company due to a voluntary early out option offered to all Employees, except officers; and $12 million in pay and benefits associated with a labor agreement (contract) for the Company's Flight Attendants reached during second quarter 2004. Excluding these second quarter 2004 charges, year-over-year unit costs were also down. The decrease was due to declines in almost every nonfuel cost category, which more than offset the large increase in fuel costs. As a result of increased workforce productivity, the Company has been able to expand flights while simultaneously keeping overall headcount flat. At June 30, 2005, the Company's headcount per aircraft was 72 versus a year-ago level of 78. These productivity enhancements have helped the Company absorb cost pressures from wage and benefit increases.

     For the six months ended June 30, 2005, net income was $235 million ($.29 per share, diluted), an increase of $96 million, or 69.1 percent, compared to the comparable period of 2004 net income of $139 million ($.17 per share, diluted). Operating income for the six months ended June 30, 2005 increased $140 million, or 57.6 percent compared to the same period of 2004. This significant increase in operating income was primarily due to the strengthening airline revenue environment and to the Company's ongoing cost reduction efforts, which resulted in a 5.8 percent decrease in CASM, excluding fuel.

     Based on recent trends, the Company expects third quarter 2005 unit costs, excluding fuel, to be in line with second quarter 2005's unit cost of
6.27 cents per ASM. The Company began service to Pittsburgh, Pennsylvania, in May 2005, and plans to add more flights later this year. The Company also announced that it will begin service to Fort Myers, Florida, in October 2005. Fort Myers will represent the 61st city the Company serves.

Comparison of three months ended June 30, 2005, to three months ended June 30, 2004

Revenues

     Consolidated operating revenues increased by $228 million, or 13.3 percent, primarily due to a $214 million, or 12.9 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to an 8.1 percent increase in revenue passenger miles (RPMs) flown.

     Second quarter 2005 capacity, as measured by available seat miles
(ASMs), increased 13.7 percent compared to second quarter 2004. The capacity increase resulted from the net addition of 29 aircraft (net of 18 retirements) since the end of second quarter 2004. The second quarter 2005 load factor was 72.5 percent, a decrease of 3.8 points compared to the same period of 2004. The Company also experienced a 6.5 percent increase in revenue passengers carried compared to second quarter 2004.

     The second quarter 2005 passenger yield per RPM increased 4.6 percent to
12.07 cents from 11.54 cents in second quarter 2004. The higher RPM yield was primarily due to modest fare increases and an improved fare mix versus second quarter 2004. Unit revenue (operating revenue per ASM) decreased slightly, however, as the higher RPM yields and stronger freight and other revenues did not fully offset the lower load factor. Revenue trends were also favorably impacted by the Company's recent codeshare agreement with ATA Airlines, Inc. The Company's load factor and unit revenue trends have continued to improve thus far in July 2005. Based on bookings and these traffic trends, the Company expects third quarter 2005 unit revenue results to exceed the third quarter 2004 unit revenue of 8.59 cents, despite year-over-year capacity growth of approximately 12 percent.

     Consolidated freight revenues increased by $5 million, or 17.9 percent. Approximately 57 percent of the increase was due to an increase in freight and cargo revenues, primarily as a result of the increase in capacity versus second quarter 2004. The remainder of the increase was in mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. The Company expects year-over-year freight revenue growth in third quarter 2005, although at a lower rate than in second quarter 2005. Other revenues increased by $9 million, or 26.5 percent, compared to second quarter 2004. Approximately half of the increase was in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage. The remainder of the increase was spread among other items, including commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card, and charter revenues. The Company expects another year-over-year other revenue increase in third quarter 2005; however, at a lower rate than in second quarter 2005.

Operating expenses

     To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended June 30, 2005 and 2004, followed by explanations of changes on a per-ASM basis:

                              Three months ended June 30,   Per ASM   Percent
                                  2005         2004         Change    Change
Salaries, wages, and benefits     3.13         3.31          (.18)     (5.4)
Fuel and oil                      1.55         1.31           .24      18.3
Maintenance materials
  and repairs                      .50          .66          (.16)    (24.2)
Aircraft rentals                   .20          .24          (.04)    (16.7)
Landing fees and other rentals     .53          .53             -         -
Depreciation                       .54          .57          (.03)     (5.3)
Other operating expenses          1.36         1.47          (.11)     (7.5)

Total                             7.81         8.09          (.28)      3.5

     Operating expenses per ASM were 7.81 cents, a 3.5 percent decrease compared to 8.09 cents for second quarter 2004. Approximately one-third of the year-over-year CASM decrease was due to second quarter 2004 costs incurred associated with the Company's voluntary early-out plan offered to all Employees except officers, and charges associated with the Company's labor agreement with its Flight Attendants. Excluding these 2004 items, year-over-year CASM decreased primarily due to lower maintenance costs and lower salaries, wages, and benefits, partially offset by higher fuel and oil expense. Excluding fuel, CASM was 7.7 percent lower than second quarter
2004, at 6.27 cents per ASM.

     Salaries, wages, and benefits expense per ASM decreased 5.4 percent. In second quarter 2004, salaries, wages, and benefits included approximately $11 million of bonus pay and benefits associated with the Company's voluntary early-out plan offered to all Employees except officers, and approximately $7 million in pay and benefit increases associated with the Company's labor agreement with its Flight Attendants (an additional $5 million related to per diem increases was included in "Other operating expenses"). Excluding these 2004 items and their related profitsharing impact, salaries, wages, and benefits decreased 3.1 percent compared to the prior year, as higher Employee productivity more than offset higher average wage rates and higher profitsharing expense per ASM. Continued productivity efforts have enabled the Company to reduce headcount while continuing to grow its capacity. The Company expects Salaries, wages, and benefits in third quarter 2005 to be flat or slightly up compared to the 3.14 cents per ASM experienced in third quarter 2004.

     Fuel and oil expense per ASM increased 18.3 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in second quarter 2005 was $1.02, 24.5 percent higher than second quarter 2004, including the effects of hedging activities. Prior to second quarter 2005, the Company had hedged approximately 85 percent of its fuel needs. This resulted in second quarter gains recorded in fuel and oil expense of $196 million. In other efforts to control fuel expense, the Company has added Blended Winglets to all of its Boeing 737-700 aircraft. These enhancements extend the range of these aircraft, enable the aircraft to burn less fuel, lower potential engine maintenance costs, and reduce takeoff noise. All new 737-700 aircraft now arrive from Boeing with winglets already installed. The Company expects annual fuel consumption savings of approximately three percent for each aircraft outfitted with the winglets. For third quarter 2005, the Company has fuel hedges in place for approximately 83 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $26 per barrel of crude oil. The majority of the Company's near term hedge positions are in the form of option contracts. During the first six months of 2005, because of the continued rise in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At June 30, 2005, the estimated net fair value of these contracts was $1.8 billion. See
Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

     Maintenance materials and repairs per ASM decreased 24.2 percent primarily due to a decrease in repair events for aircraft engines. The Company currently expects a year-over-year decline in maintenance materials and repairs per ASM for third quarter 2005. The anticipated decrease is primarily due to less scheduled maintenance activity, although the year-over-year change is expected to be lower than that experienced in second quarter 2005.

     Aircraft rentals per ASM decreased 16.7 percent compared to second quarter 2004. The majority of the decrease per ASM was due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2004, except for one, and all of the aircraft acquired in 2005, are owned by the Company. The Company currently expects a similar year-over-year decline in aircraft rentals per ASM for third quarter 2005.

     Depreciation expense per ASM decreased 5.3 percent, primarily due to the retirement of equipment associated with the Company's 737-200 aircraft, the remainder of which were phased out of the Company's fleet in January 2005. For third quarter 2005, the Company currently expects depreciation per ASM to be comparable to second quarter 2005.

     Other operating expenses per ASM decreased 7.5 percent compared to second quarter 2004. Approximately half of the decrease was due to lower advertising expense, primarily due to higher promotional activity in second quarter 2004 associated with fare sales and the Company's initiation of service to Philadelphia. The remainder of the decrease was primarily due to lower personnel costs and lower insurance costs. These and other smaller decreases were partially offset by higher fuel sales taxes due to the substantial increase in fuel prices. The Company currently expects Other operating expenses per ASM for third quarter 2005 to be flat or slightly down compared to the 1.36 cents per ASM experienced in second quarter 2005.

     Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels
of coverage not available in the commercial market.   The government-provided
supplemental coverage from the Wartime Act is set to expire on August 31, 2005, but is expected to be extended to December 31, 2005. If such coverage is not extended by the government beyond either of these dates, the Company could incur substantially higher insurance costs.


Other

     Interest expense increased $7 million, or 31.8 percent compared to second quarter 2004. The majority of the increase was due to the issuance of new debt, including the Company's September 2004 issuance of $350 million senior unsecured Notes, fourth quarter 2004 issuance of $112 million of French credit agreements, and the February 2005 issuance of $300 million senior unsecured Notes. These new issuances were partially offset by the November 2004 redemption of $175 million aircraft secured Notes, and the March 2005 redemption of $100 million senior unsecured Notes. See Note 7 to the unaudited condensed consolidated financial statements for more information.

     Capitalized interest decreased by $1 million, or 10.0 percent, primarily due to a decrease in progress payment balances for future aircraft deliveries.

     Interest income increased by $5 million, or 100.0 percent, primarily due to an increase in rates earned on cash and higher investment balances.

     "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During second quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $2 million in expense related to the ineffectiveness of its hedges. In second quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $5 million in income related to the ineffectiveness of its hedges.

     The Company's effective tax rate increased to 38.1 percent in second quarter 2005 from 36.8 percent in second quarter 2004. The majority of the increase was primarily due to the Company's higher earnings in 2005. The Company currently expects its third quarter 2005 effective rate to approximate 38 percent and its full year 2005 effective rate to be in the 37 to 38 percent range.


Comparison of six months ended June 30, 2005, to six months ended June 30,
2004

Revenues

     Consolidated operating revenues increased by $408 million, or 12.8 percent, primarily due to a $379 million, or 12.3 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to a 10.0 percent increase in revenue passenger miles (RPMs) flown.

     Capacity for first half 2005, as measured by available seat miles
(ASMs), increased 11.9 percent compared to the first half of 2004. The capacity increase resulted from the net addition of 29 aircraft (net of 18 retirements) since the end of second quarter 2004. Load factor for the first half 2005 was 69.1 percent, a decrease of 1.2 points compared to the first half of 2004. The Company also experienced a 7.8 percent increase in revenue passengers carried compared to the first half of 2004.

     Passenger yield per RPM for the first half 2005 increased 2.1 percent to
12.05 cents from 11.80 cents in the first half of 2004, primarily due to less fare discounting during the same 2005 period. Unit revenue (operating revenue per ASM) increased .8 percent to 8.68 cents compared to the first half of 2004, as the lower load factor was more than offset by the increase in RPM yield and strong performances in both freight and other revenues.

     Consolidated freight revenues increased by $13 million, or 24.1 percent. Approximately 65 percent of the increase was due to an increase in mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. Other revenues increased by $16 million, or 25.0 percent, compared to the first half of 2004 primarily due to a 14.8 percent increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card.

Operating expenses

     To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the six months ended June 30, 2005 and 2004, followed by explanations of changes on a per-ASM basis:

                                Six months ended June 30,   Per ASM   Percent
                                   2005           2004       Change    Change
Salaries, wages, and benefits      3.14           3.26        (.12)     (3.7)
Fuel and oil                       1.47           1.28         .19      14.8
Maintenance materials
  and repairs                       .50            .64        (.14)    (21.9)
Aircraft rentals                    .21            .24        (.03)    (12.5)
Landing fees and other rentals      .54            .54           -         -
Depreciation                        .55            .56        (.01)     (1.8)
Other operating expenses           1.35           1.44        (.09)     (6.2)

Total                              7.76           7.96        (.20)     (2.5)



     Operating expenses per ASM were 7.76 cents, a 2.5 percent decrease compared to 7.96 cents for the first half of 2004. Approximately half of the year-over-year CASM decrease was due to 2004 costs incurred associated with the Company's Reservations Center consolidation, voluntary early-out plan offered to all Employees except officers, and charges associated with the Company's labor agreement with its Flight Attendants. Excluding these 2004 items, year-over-year CASM decreased primarily due to lower maintenance costs, lower other operating expenses, and lower salaries, wages, and benefits, partially offset by higher fuel and oil expense. Excluding fuel, CASM was 5.8 percent lower than the first half of 2004, at 6.29 cents per ASM.

     Salaries, wages, and benefits expense per ASM decreased 3.7 percent. In the first half of 2004, salaries, wages, and benefits included approximately $13 million in severance and benefits associated with the Company's Reservations Center consolidation, $11 million of bonus pay and benefits associated with the Company's voluntary early-out plan offered to all Employees except officers, and approximately $7 million in pay and benefit increases associated with the Company's labor agreement with its Flight Attendants (an additional $5 million related to per diem increases was included in "Other operating expenses"). Excluding these costs, salaries, wages, and benefits decreased approximately 1.6 percent on a per ASM basis compared to the first half of 2004. Higher average wage rates and higher profitsharing expense per ASM from the increase in earnings were mostly offset by continued productivity efforts that have enabled the Company to reduce headcount while continuing to grow its aircraft fleet, as well as lower benefits expense, primarily health care.

     Fuel and oil expense per ASM increased 14.8 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in first half 2005 was 96.3 cents, 19.2 percent higher than the first half of 2004, including the effects of hedging activities. For first half 2005, the Company was hedged for 86 percent of its fuel needs, resulting in gains recorded in fuel and oil expense of $351 million.

     Maintenance materials and repairs per ASM decreased 21.9 percent primarily due to a decrease in repair events for aircraft engines.

     Aircraft rentals per ASM decreased 12.5 percent compared to the first half of 2004. The majority of the decrease per ASM was due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2004, except for one, and all of the aircraft acquired thus far in 2005, are owned by the Company.

     Landing fees and other rentals per ASM were flat compared to the first half of 2004, as higher landing fees per ASM were offset by a decline in other rentals per ASM. The Company experienced a 6.0 percent increase in landing fees per ASM, primarily due to higher rates paid. There was a 3.9 percent decrease in other rentals expense per ASM, primarily due to efficiencies gained by capacity growth exceeding the expansion of gate and counter space at airports.

     Depreciation expense per ASM decreased 1.8 percent primarily due to the retirement of equipment associated with the Company's 737-200 aircraft, the remainder of which were phased out of the Company's fleet in January 2005.

     Other operating expenses per ASM decreased 6.2 percent compared to the first half of 2004. Approximately one-third of the decrease was due to lower advertising costs, and approximately one-third was due to lower personnel expenses. These and other smaller decreases were partially offset by higher fuel sales taxes due to the substantial increase in fuel prices.


Other

	Interest expense increased 42.5 percent compared to the first half of 2004. The majority of the increase was due to the issuance of new debt, including the Company's September 2004 issuance of $350 million senior unsecured Notes, fourth quarter 2004 issuance of $112 million of French credit agreements, and the February 2005 issuance of $300 million senior unsecured Notes. These new issuances were partially offset by the November 2004 redemption of $175 million aircraft secured Notes, and the March 2005 redemption of $100 million senior unsecured Notes.

	Capitalized interest decreased by $1 million, or 5.0 percent, primarily due to a decrease in progress payment balances for future aircraft deliveries.

     Interest income increased by $8 million, or 88.9 percent, primarily due to an increase in rates earned on cash and higher investment balances.

     "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During first half 2005, the Company recognized approximately $17 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $25 million in income related to the ineffectiveness of its hedges. In the first half of 2004, the Company recognized approximately $12 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $1 million in income related to the ineffectiveness of its hedges.

     The Company's effective tax rate decreased to 36.5 percent in first half 2005 from 37.0 percent in the first half of 2004. The lower rate reflected a first quarter 2005, $6 million ($.01 per share, diluted) reduction in income tax expense, attributable to the favorable resolution of an industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs.


Liquidity and Capital Resources

     Net cash provided by operating activities was $1.55 billion for the six months ended June 30, 2005, compared to $847 million in the same prior year period. The increase was primarily due to an increase in Accounts payable and accrued liabilities, primarily from $650 million more in counterparty deposits associated with the Company's fuel hedging program, and the increase in net earnings versus the prior year. See Item 3, and Notes 5 and 8 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities was $1.9 billion for the 12 months ended June 30, 2005. Cash generated from operating activities for the 12 months ended June 30, 2005, was primarily used to finance capital expenditures.

     Cash flows used in investing activities during the six months ended June 30, 2005, totaled $468 million compared to $850 million in 2004. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for the six months ended June 30, 2005, was reduced $257 million by a change in the balance of the Company's of short-term investments, namely auction rate securities. Cash flows used in investing activities for the 12 months ended June 30, 2005 totaled $1.5 billion.

     Net cash generated from financing activities during the six months ended June 30, 2005, was $135 million compared to $74 million used in financing activities in 2004. The Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem the $100 million senior unsecured 8% Notes due March 1, 2005, and to repurchase $55 million of the Company's common stock.

    In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets. As part of the transaction, which was approved in December 2004, Southwest provided ATA with $40 million in debtor-in-possession financing while ATA remains in bankruptcy, and has also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million. The $40 million debtor-in-possession financing, which was set to mature September 30, 2005, has now been extended to December 31, 2005 (coinciding with ATA's expected emergence from bankruptcy). This loan is classified as "Accounts and other receivables" in the Consolidated Balance Sheet, and the estimated fair value of the Company's guarantee of the ATA construction loan, which is not material, is classified as part of "Other deferred liabilities". The debtor-in-possession financing bears interest at a rate equal to the higher of 8 percent or LIBOR plus 5 percent, and interest is payable to Southwest monthly. Upon ATA's emergence from bankruptcy, Southwest has committed to convert the debtor-in-possession financing to a term loan, payable over five years.

     ATA is currently pursuing funding that would enable its emergence from bankruptcy. Although ATA's planned emergence has been extended to December 31, 2005, there is no assurance that ATA will exit bankruptcy protection on this date, or that funding will be found that would enable ATA to emerge from bankruptcy. ATA has disclosed that, in addition to certain specific reorganization objectives, it will need a capital infusion of $50 million to $100 million to provide it with the liquidity necessary to continue as a going concern through December 31, 2005. Although, the Company's loan to ATA is collateralized by certain specified assets, if ATA is unable to obtain adequate funding and/or does not emerge from bankruptcy, loans made by

Southwest to ATA may not be repaid in full, if at all. As of June 30, 2005, Southwest has not recorded an uncollectibility reserve for the ATA loan.


Contractual Obligations and Contingent Liabilities and Commitments

     Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Following the receipt of 22 new 737-700 aircraft from Boeing during the first six months of 2005, the Company has 12 737-700 aircraft deliveries for the remainder of 2005. The Company recently exercised an option for one 737-700 aircraft to be delivered in 2006, bringing the Company's firm orders to 34 aircraft. The following table details the Company's current (as of June 30, 2005) firm orders, options, and purchase rights through 2012.

                     Current Schedule
                   Firm         Options*
2005**               34               -
2006                 34               -
2007                 25              29
2008                  6              45
2009-2012             -             177
Total                99             251

*Includes purchase rights
**Includes 22 aircraft delivered through June 30, 2005

     The following table details information on the 434 aircraft in the Company's fleet as of June 30, 2005:

                            Average       Number     Number     Number
   737 Type     Seats      Age (Yrs)   of Aircraft    Owned     Leased
  -300           137          14.2         194         112         82
  -500           122          14.2          25          16          9
  -700           137           3.5         215         213          2

TOTALS                         8.9         434         341         93

     The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Aggregate funding needed for firm aircraft commitments, as of June 30, 2005, was approximately $1.6 billion, subject to adjustments for inflation, due as follows: $384 million remaining in 2005, $716 million in 2006, $420 million in 2007, and $80 million thereafter.

     The Company has various options available to meet its capital and operating commitments, including cash on hand at June 30, 2005, of $2.3 billion, internally generated funds, and the Company's fully available $575 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

     During first quarter 2005, the Company issued $300 million senior unsecured Notes (Notes) due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment due on September 1, 2005. Also during first quarter 2005, the Company redeemed its $100 million 8% senior unsecured notes on the maturity date of March 1, 2005. See Note 7 to the condensed consolidated financial statements.

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

- The availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage to airlines. The government's coverage currently extends to August 31, 2005, and the Company expects the Department of Transportation will extend it further to December 31, 2005. However, there are no assurances that such coverage will be extended beyond August 31, 2005 or December 31, 2005.

-  War or other military actions by the U.S. or others.

- Competitive factors, such as fare sales and capacity decisions, changes in competitors' flight schedules, mergers and acquisitions, codesharing programs, and airline bankruptcies.

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

- Factors affecting the Company's fuel expense, including, but not limited to, the largely unpredictable prices of jet fuel, crude oil, heating oil, and unleaded gasoline, the continued effectiveness of the Company's fuel hedges, changes in the Company's overall fuel hedging strategy, and the continued ability of commodities used in fuel hedging to qualify for special hedge accounting.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first six months of 2005, because of the continued upward trend in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At June 30, 2005, the estimated gross fair value of outstanding contracts was $1.8 billion, compared to $796 million at December 31, 2004.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2005, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At June 30, 2005, the Company held $980 million in fuel hedge related cash collateral deposits and $150 million in U.S. Treasury Bills, under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company's hedging program. The cash deposits, which can have a significant impact on the Company's cash balance and cash flows as of and for a particular operating period, are included in "Accrued liabilities" on the Consolidated Balance Sheet and are included as "Operating cash flows" in the Consolidated Statement of Cash Flows. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the U.S. Treasury Bills, supplied as non-cash collateral by counterparties, are not reflected on the Company's Consolidated Balance Sheet. See also Note 8 to the unaudited condensed consolidated financial statements.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 18, 2005. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2006: Colleen C. Barrett: 720,405,265 shares voted for and 12,509,774 shares withheld; Gary C. Kelly: 721,010,000 shares voted for and 11,905,039 shares withheld; John T. Montford:
707,731,284 shares voted for and 25,183,755 shares withheld. There were no broker non-votes on this matter.

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: Herbert D. Kelleher, William H. Cunningham, Nancy B. Loeffler, Louis E. Caldera, Rollin W. King, June M. Morris, C. Webb Crockett, William P. Hobby, and Travis C. Johnson.

(ii) The Company's selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005 was ratified as follows: 720,791,662 shares voted for, 7,003,758 shares voted against, and 5,119,619 shares withheld.

Item 5.     Other Information

None

Item 6.     Exhibits

a) Exhibits

     10.1 Supplemental Agreement No. 45 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest. Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
      31.1  Rule 13a-14(a) Certification of Chief Executive Officer
      31.2  Rule 13a-14(a) Certification of Chief Financial Officer
      32.1 Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOUTHWEST AIRLINES CO.

July 20, 2005                                    By  /s/   Laura Wright

                                                     Laura Wright
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                             EXHIBIT INDEX


Exhibit No.                      Description

Exhibit 10.1      -     Supplemental Agreement No. 45 to Purchase Agreement
                        No. 1810, dated January 19, 1994 between The Boeing
                        Company and Southwest.
                        Pursuant to 17 CFR 240.24b-2, confidential
                        information has been omitted and has been filed
                        separately with the Securities and Exchange
                        Commission pursuant to a Confidential Treatment
                        Application filed with the Commission.
Exhibit 31.1      -     Rule 13a-14(a) Certification of Chief Executive
                        Officer
Exhibit 31.2      -     Rule 13a-14(a) Certification of Chief Financial
                        Officer
Exhibit 32.1      -     Section 1350 Certifications of Chief Executive
                        Officer and Chief Financial Officer