Form 10-Q
period 2005-09-30
SOUTHWEST AIRLINES CO
filed 2005-10-21
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).             Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Number of shares of Common Stock outstanding as of the close of business on October 19, 2005:

                               792,725,729

                          SOUTHWEST AIRLINES CO.
                               FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          Southwest Airlines Co.
                   Condensed Consolidated Balance Sheet
                              (in millions)
                               (unaudited)
                                         September 30,          December 31,
                                             2005                  2004
ASSETS
Current assets:
      Cash and cash equivalents             $2,428                 $1,048
      Short-term investments                   185                    257
      Accounts and other receivables           334                    248
      Inventories of parts and supplies,
       at cost                                 153                    137
      Fuel hedge contracts                     944                    428
      Prepaid expenses and other
       current assets                           65                     54
          Total current assets               4,109                  2,172

Property and equipment, at cost:
      Flight equipment                      10,786                 10,037
      Ground property and equipment          1,266                  1,202
      Deposits on flight equipment
       purchase contracts                      657                    682
                                            12,709                 11,921
      Less allowance for depreciation
       and amortization                      3,364                  3,198
                                             9,345                  8,723
Other assets                                 1,292                    442
                                           $14,746                $11,337

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                        $495                   $420
      Accrued liabilities                    2,038                  1,047
      Air traffic liability                    776                    529
      Current maturities of long-term debt     149                    146
         Total current liabilities           3,458                  2,142

Long-term debt less current maturities       1,861                  1,700
Deferred income taxes                        2,311                  1,610
Deferred gains from sale and
 leaseback of aircraft                         140                    152
Other deferred liabilities                     221                    209
Stockholders' equity:
      Common stock                             790                    790
      Capital in excess of par value           297                    299
      Retained earnings                      4,474                  4,089
      Accumulated other comprehensive income 1,194                    417
      Treasury stock, at cost                    -                    (71)
           Total stockholders' equity        6,755                  5,524
                                           $14,746                $11,337

See accompanying notes.

                          Southwest Airlines Co.
               Condensed Consolidated Statement of Income
                 (in millions, except per share amounts)
                               (unaudited)
                               Three months ended       Nine months ended
                                   September 30,           September 30,

                              2005       2004            2005     2004
OPERATING REVENUES:
  Passenger                  $1,912     $1,612         $5,372   $4,694
  Freight                        32         28             99       82
  Other                          45         34            125       99
    Total operating revenues  1,989      1,674          5,596    4,875

OPERATING EXPENSES:
  Salaries, wages, and
   Benefits                     693        612          2,000    1,823
  Fuel and oil                  337        247            947      723
  Maintenance materials
   and repairs                  110        113            319      351
  Aircraft rentals               36         45            121      134
  Landing fees and other
   rentals                      118        104            345      306
  Depreciation and amortization 121        108            348      318
  Other operating expenses      301        254            860      785
    Total operating expenses  1,716      1,483          4,940    4,440

OPERATING INCOME                273        191            656      435

OTHER EXPENSES (INCOME):

  Interest expense               32         21             89       62
  Capitalized interest          (10)       (10)           (28)     (30)
  Interest income               (13)        (5)           (31)     (14)
  Other (gains) losses, net    (104)         4           (112)      16
    Total other expenses
     (income)                   (95)        10            (82)      34


INCOME BEFORE INCOME TAXES      368        181            738      401
PROVISION FOR INCOME TAXES      141         62            276      143


NET INCOME                     $227       $119           $462     $258


NET INCOME PER SHARE, BASIC   $ .29      $ .15          $ .59    $ .33

NET INCOME PER SHARE, DILUTED $ .28      $ .15          $ .57    $ .32

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                      789         781            786      784
    Diluted                    810         812            811      815

See accompanying notes.

                          Southwest Airlines Co.
              Condensed Consolidated Statement of Cash Flows
                             (in millions)
                              (unaudited)
                                    Three months ended      Nine months ended
                                      September 30,           September 30,
                                    2005          2004     2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                      $227          $119     $462         $258
    Adjustments to reconcile
     net income to cash provided
      by operating activities:
        Depreciation and
         amortization                121           108      348          318
        Deferred income taxes		 138 		    60      271          141
        Amortization of deferred
         gains on sale and leaseback
          of aircraft                 (4)           (4)     (12)         (12)
        Amortization of scheduled
         airframe inspections
          & repairs                   13            13       36           40
        Changes in certain assets
         and liabilities:
          Accounts and other
           receivables               (42)          (24)     (85)         (74)
          Other current assets       (83)          (21)     (93)         (33)
          Accounts payable and
           accrued liabilities       216           111    1,006          393
          Air traffic liability       28           (15)     246          182
        Other                        (12)           13      (23)          (7)
            Net cash provided by
             operating activities    602           360    2,156        1,206

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and
     equipment, net                 (274)         (496)    (993)      (1,366)
    Change in short-term
     investments, net               (185)           16       72           36
    Acquisition of assets from
     ATA Airlines, Inc.                -             -       (6)           -
          Net cash used in
           investing activities     (459)         (480)    (927)      (1,330)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of long-term debt         -           350      300          408
    Proceeds from Employee
     stock plans                      21            12       58           52
    Payments of long-term debt and
     capital lease obligations        (1)           (1)    (136)         (22)
    Payments of cash dividends        (4)           (4)     (14)         (14)
    Repurchase of common stock         -          (110)     (55)        (246)
    Other, net                         -            (3)      (2)          (7)
           Net cash provided by
            (used in) financing
              activities              16           244      151          171

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                    159           124    1,380           47
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               2,269         1,407    1,048        1,484

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                    $2,428        $1,531   $2,428       $1,531

CASH PAYMENTS FOR:
  Interest, net of amount
    capitalized                      $21           $14      $53          $31
  Income taxes                        $3            $2       $3           $4

See accompanying notes.

                          Southwest Airlines Co.
            Notes to Condensed Consolidated Financial Statements
                              (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2005 and 2004, include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company's second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified to conform to the current presentation including, but not limited to the following: in the Condensed Consolidated Balance Sheet as of December 31, 2004, the Company has reclassified certain amounts as "Short-term investments", that were previously classified as "Cash and cash equivalents"; in the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2004, changes in the amounts of "Short-term investments" are classified as cash flows from investing activities; in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2004, amounts previously classified as "Agency commissions" are now classified in "Other operating expenses."

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in millions, except per share amounts):

                                      Three months         Nine months
                                   ended September 30,  ended September 30,
                                     2005       2004     2005      2004
Net income, as reported              $227        $119     $462      $258
Add: Stock-based Employee compensation
  expense included in reported income,
  net of related tax effects            -           -        -         -
Deduct: Total stock-based Employee
  compensation expense determined under
  fair value based methods for all
  awards, net of related tax effects  (10)        (41)     (30)      (63)

Pro forma net income                 $217         $78     $432      $195

Net income per share
  Basic, as reported                 $.29        $.15     $.59      $.33
  Basic, pro forma                   $.28        $.10     $.55      $.25

  Diluted, as reported               $.27        $.10     $.54      $.24
  Diluted, pro forma                 $.27        $.10     $.54      $.24

3.  DIVIDENDS

During the three month periods ended March 31, June 30, and September 30, 2005, dividends of $.0045 per share were declared on the 783 million shares, 787 million shares, and 790 million shares of common stock then outstanding, respectively. During the three month periods ended March 31, June 30, and September 30, 2004, dividends of $.0045 per share were declared on the 784 million shares, 785 million shares, and 779 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                      2005          2004     2005        2004
NUMERATOR:
  Net income available to
    common stockholders               $227          $119     $462        $258

DENOMINATOR:
  Weighted-average shares
    outstanding, basic                 789           781      786         784
  Dilutive effect of Employee stock
    Options                             21            31       25          31
  Adjusted weighted-average shares
    outstanding, diluted               810           812      811         815

NET INCOME PER SHARE:
  Basic                               $.29          $.15     $.59        $.33

  Diluted                             $.28          $.15     $.57        $.32


5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts - Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil expense for the three months ended September 30, 2005 and 2004, represented approximately 19.6 percent and 16.7 percent, respectively, of Southwest's operating expenses for those periods. The Company endeavors to acquire jet fuel at the lowest possible prices. Because jet fuel is not traded on an organized futures exchange, liquidity for jet fuel hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil, and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company utilizes financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place for the first nine months of 2005, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge approximately 85 percent of its remaining 2005 total anticipated jet fuel requirements. These positions are capped at crude oil prices of $26 per barrel and the Company has also hedged the refinery margins on the majority of those positions. As of September 30, 2005, the "spot" market price for a barrel of crude oil was over $66. The Company is over 70 percent hedged for 2006 at approximately $36 per barrel and has also hedged the refinery margins on most of those positions. The Company is also over 55 percent hedged for 2007 at approximately $37 per barrel, approximately 35 percent hedged for 2008 at approximately $37 perbarrel, and approximately 30 percent hedged for 2009 at approximately $39 per barrel.

The fair value of the Company's financial derivative instruments at September 30, 2005, was a net asset of approximately $2.2 billion. The current portion of this net asset, approximately $944 million, is classified as "Fuel hedge contracts" and the noncurrent portion, approximately $1.2 billion, is classified in "Other assets" in the Condensed Consolidated Balance Sheet.
The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. However, the Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to "Other gains and losses" in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to "Other gains and losses" in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company's fuel hedge derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result in increased volatility in the Company's results. The significant increase in the amount of hedge ineffectiveness and unrealized gains on derivative contracts settling in future periods recorded during the first nine months of 2005 was due to a number of factors. These factors included: the recent significant increase in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company's hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

During the three months ended September 30, 2005 and 2004, the Company recognized $276 million and $131 million in gains in "Fuel and oil" expense, respectively, from hedging activities. The Company also recognized approximately $9 million and $6 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in "Other (gains) losses, net" during third quarter 2005, and third quarter 2004. During the three months ended September 30, 2005, the Company recognized approximately $109 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $73 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $14 million was ineffectiveness associated with hedges designated for future periods, and $22 million was ineffectiveness and mark-to-market gains related to hedges that settled during third quarter 2005. During the three months ended September 30, 2004, the Company recognized approximately $2 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges.

As of September 30, 2005, the Company had approximately $1.2 billion in unrealized gains, net of tax, in "Accumulated other comprehensive income" related to fuel hedges. Included in this total are approximately $544 million in net unrealized gains (net of tax) that are expected to be realized in earnings during the twelve months following September 30, 2005.

Interest Rate Swaps - In previous periods, the Company entered into interest rate swap agreements relating to its $350 million 5.25% senior unsecured notes due October 1, 2014, its $385 million 6.5% senior unsecured notes due March 1, 2012 and its $375 million 5.496% Class A-2 pass-through certificates due November 1, 2006. Under these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives the fixed stated rate of the notes every six months until the date the notes become due.

The Company's interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company's balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at September 30, 2005 was a liability of approximately $25 million. This amount is recorded in "Other deferred liabilities" in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the first nine months of 2005, the Company's comprehensive income increased significantly, due to the substantial change in the fair value of the Company's hedge positions. Since comprehensive income is reported net of tax, there was also a significant increase in the Company's deferred tax liability compared to December 31, 2004. See Note 5 for further information. Comprehensive income totaled $421 million and $1.2 billion, respectively, for the three and nine months ended September 30, 2005. Comprehensive income totaled $353 million and $656 million, respectively, for the three and nine months ended September 30, 2004. The differences between net income and comprehensive income for each of these periods was as follows (in millions):

                                             Three months ended September 30,
                                                    2005          2004
Net income                                          $227          $119
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $123 and $146            194           234
  Other, net of deferred taxes of $0 and $0            -             -
  Total other comprehensive income                   194           234

Comprehensive income                                $421          $353

                                             Nine months ended September 30,
                                                    2005          2004

Net income                                          $462          $258
  Unrealized gain (loss) on derivative instruments,
   net of deferred taxes of $493 and $252            777           397
  Other, net of deferred taxes of $0 and $0            -             1
  Total other comprehensive income                   777           397

Comprehensive income                              $1,239          $656

A rollforward of the amounts included in "Accumulated other comprehensive income," net of taxes, is shown below (in millions):

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at June 30, 2005                  $999         $1          $1,000
  Third quarter 2005 changes in value      357          -             357
  Reclassification to earnings            (163)         -            (163)
Balance at September 30, 2005           $1,193         $1          $1,194

                                                                Accumulated
                                         Fuel                      other
                                         Hedge                 comprehensive
                                      Derivatives    Other      income (loss)
Balance at December 31, 2004              $416         $1            $417
  2005 changes in value                  1,144          -           1,144
  Reclassification to earnings            (367)         -            (367)
Balance at September 30, 2005           $1,193         $1          $1,194


7. LONG-TERM DEBT

During February 2005, the Company issued $300 million senior unsecured Notes (Notes) due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment made on September 1, 2005. Southwest used the net proceeds from the issuance of the Notes, approximately $296 million, for general corporate purposes.

During first quarter 2005, the Company redeemed its $100 million senior unsecured 8% Notes on their maturity date of March 1, 2005.

8. OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

                                    September 30,         December 31,
                                         2005                 2004
Noncurrent fuel hedge contracts,
  at fair value                         $1,211                 $368
Other	                                      81                   74
  Other assets                          $1,292                 $442

                                      September 30,         December 31,
                                          2005                 2004
Counterparty fuel hedge deposits        $1,195                 $330
Accrued vacation pay                       131                  120
Accrued aircraft rent                      109                  127
Accrued profitsharing                      115                   89
Deferred income taxes                      282                  218
Other                                      206                  163
  Accrued liabilities                   $2,038               $1,047


9. POSTRETIREMENT BENEFITS

The following table sets forth the Company's periodic postretirement benefit cost for each of the interim periods identified:

                                        Three months ended September 30,
(In millions)                                  2005          2004
Service cost                                     $3            $3
Interest cost                                     1             1
Amortization of prior service cost                -             1
Recognized actuarial loss                         -             -

Net periodic postretirement benefit cost         $4            $5

                                     Nine months ended September 30, 2005
(In millions)                                  2005          2004
Service cost                                     $9            $8
Interest cost                                     3             3
Amortization of prior service cost                1             2
Recognized actuarial loss                         -             -

Net periodic postretirement benefit cost        $13           $13


10. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R had been set for the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies.

However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the effective date of SFAS 123R was suspended until January 1, 2006, for calendar year companies. Early adoption is allowed.

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

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.

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

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC, and plans to utilize the modified retrospective method. As such, the Company would restate prior period financial statements upon adoption. The Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

     Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                    Three months ended September 30,
                                           2005           2004        Change
Revenue passengers carried              20,637,620     18,334,448     12.6 %
Enplaned passengers                     23,595,749     21,102,752     11.8 %
Revenue passenger miles (RPMs) (000s)   16,365,420     14,164,101     15.5 %
Available seat miles (ASMs) (000s)      21,853,579     19,486,103     12.1 %
Load factor                                74.9%          72.7%        2.2 pts.
Average length of passenger haul (miles)    793            773         2.6 %
Average aircraft stage length (miles)       612            576         6.3 %
Trips flown	                              261,812        248,981       5.2 %
Average passenger fare                    $92.63         $87.90        5.4 %
Passenger revenue yield per RPM (cents)    11.68          11.38        2.6 %
Operating revenue yield per ASM (cents)     9.10           8.59        5.9 %
Operating expenses per ASM (cents)          7.85           7.61        3.2 %
Operating expenses per ASM,
 excluding fuel (cents)                     6.31           6.34       (0.5)%
Fuel costs per gallon, excluding fuel
 tax (GAAP)                               $1.006           $.803      25.3 %
Fuel consumed, in gallons (millions)        332             306        8.5 %
Number of Employees at period-end         31,382          30,657       2.4 %
Size of fleet at period-end                 439             415        5.8 %


                                     Nine months ended September 30,
                                           2005           2004        Change
Revenue passengers carried              58,208,534     53,193,484      9.4 %
Enplaned passengers                     66,154,155     60,921,204      8.6 %
Revenue passenger miles (RPMs) (000s)   45,083,739     40,282,260      11.9 %
Available seat miles (ASMs) (000s)      63,424,106     56,641,218      12.0 %
Load factor                                71.1%          71.1%          -
Average length of passenger haul (miles)    775            757          2.4 %
Average aircraft stage length (miles)       605            572          5.8 %
Trips flown                               769,262        729,836        5.4 %
Average passenger fare                    $92.30         $88.23         4.6 %
Passenger revenue yield per RPM (cents)    11.92          11.65         2.3 %
Operating revenue yield per ASM (cents)     8.82           8.61         2.4 %
Operating expenses per ASM (cents)          7.79           7.84        (0.6)%
Operating expenses per ASM,
 excluding fuel (cents)                     6.30           6.56        (4.0)%
Fuel costs per gallon, excluding
 fuel tax (GAAP)                           $.978          $.806        21.3 %
Fuel consumed, in gallons (millions)         961            891         7.9 %
Number of Employees at period-end          31,382         30,657        2.4 %
Size of fleet at period-end                  439            415         5.8 %

Material Changes in Results of Operations

	Summary

      The Company's third quarter 2005 net income was $227 million ($.28 per share, diluted), an increase of $108 million, or 90.8 percent, compared to third quarter 2004 net income of $119 million ($.15 per share, diluted).
Third quarter 2005 represented the Company's 58th consecutive quarterly profit. The Company's fuel hedging program once again greatly mitigated record-high market fuel prices during third quarter 2005. The Company's fuel hedging program resulted in a reduction to fuel and oil expense of $276 million and also resulted in an additional $22 million in gains from derivative contracts that also settled in the period. In addition, the Company recorded an additional $87 million ($53 million net tax, or $.07 per share, diluted) in gains from hedge ineffectiveness on positions that settle in future periods and for future period derivative contracts that did not qualify for SFAS 133 hedge accounting during third quarter. See Note 5 to the unaudited condensed consolidated financial statements. However, even with the Company's strong hedge position, fuel cost per gallon increased 25.3 percent versus third quarter 2004.

      Third quarter 2005 operating income increased $82 million, or 42.9 percent, compared to third quarter 2004. This growth was primarily driven by an 18.8 percent increase in revenues, and a good cost performance excluding fuel. The increase in revenues primarily resulted from the 12.1 percent increase in the Company's capacity (available seat miles) and strong industry demand. The capacity increase, along with a 15.5 percent increase in revenue passenger miles (RPMs), resulted in a third quarter 2005 load factor of 74.9 percent, which was the highest for any third quarter in the Company's history. The third quarter 2004 load factor was 72.7 percent. RPM yields also improved 2.6 percent as a result of modest fare increases, and the Company's expansion efforts at Chicago Midway Airport, including $19 million in revenues generated from the Company's codeshare arrangement with ATA Airlines (ATA.) ATA continues to reorganize in Chapter 11, and is seeking exit financing. As part of its reorganization efforts, ATA recently announced it will be discontinuing service in Chicago Midway to Minneapolis, Newark, and Boston in fourth quarter 2005. While the Company's codeshare activity will decline, as a consequence, we will pursue opportunities to continue Southwest's growth at Midway. We have been pleased with our expansion efforts at Midway this year.

      Third quarter 2005 CASM (cost per available seat mile) declined slightly compared to third quarter 2004, excluding fuel. Including fuel expense, third quarter 2005 CASM increased 3.2 percent. The largest increases in unit costs were in fuel expense, as previously mentioned, and in other operating expenses, primarily as a result of higher fuel taxes. The Company continued its focus on controlling non-fuel costs. As a result of increased workforce productivity, the Company has been able to continue expanding flights without a commensurate increase in overall headcount.
At September 30, 2005, the Company's headcount per aircraft was 71 versus a year-ago level of 74. These productivity enhancements have helped the Company absorb cost pressures from wage and benefit increases. Based on recent trends, however, the Company currently expects fourth quarter unit costs, excluding fuel, to modestly exceed third quarter's 6.31 cents per ASM.

      As a result of the recent worker strike at Boeing, which has since been resolved, the Company's new aircraft deliveries from September through December 2005 were impacted. The combination of this strike and the reduction in service to New Orleans following Hurricane Katrina in August 2005, will result in the Company's year-over-year capacity growth for fourth quarter 2005 being less than planned. The Company currently expects fourth quarter 2005 capacity to grow approximately seven percent versus fourth quarter 2004.

      For the nine months ended September 30, 2005, net income was $462 million ($.57 per share, diluted), an increase of $204 million, or 79.1 percent, versus the comparable period of 2004 net income of $258 million ($.32 per share, diluted). Operating income for the nine months ended September 30, 2005 increased $221 million, or 50.8 percent, compared to the same period of 2004. This significant increase in operating income was primarily due to the strengthening airline revenue environment and to the Company's ongoing cost reduction efforts, which resulted in a 4.0 percent decrease in CASM, excluding fuel.

      The Company began service to Fort Myers, Florida, on October 2, 2005, representing the 61st city the Company now serves. The Company also has announced that it will soon begin service to Denver, Colorado, representing the 62nd city and 32nd state the Company serves. The starting date and schedule for service to Denver will be announced during fourth quarter 2005.

Comparison of three months ended September 30, 2005, to three months ended September 30, 2004

Revenues

      Consolidated operating revenues increased by $315 million, or 18.8 percent, primarily due to a $300 million, or 18.6 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to a 15.5 percent increase in revenue passenger miles (RPMs) flown.

      Third quarter 2005 capacity, as measured by available seat miles
(ASMs), increased 12.1 percent compared to third quarter 2004. The capacity increase resulted from the net addition of 24 aircraft (net of 13 retirements) since the end of third quarter 2004. The third quarter 2005 load factor was 74.9 percent, an increase of 2.2 points compared to the same period of 2004. The Company also experienced a 12.6 percent increase in revenue passengers carried compared to third quarter 2004.

      The third quarter 2005 passenger yield per RPM increased 2.6 percent to
11.68 cents from 11.38 cents in third quarter 2004. The higher RPM yield was primarily due to modest fare increases and an overall improvement in industry demand, especially for the Company's low fares. Unit revenue (operating revenue per ASM) also increased 5.9 percent, due to the combination of higher RPM yields and the higher load factor. The Company's favorable load factor and unit revenue trends have continued in October 2005. Based on bookings and these traffic trends, the Company expects fourth quarter 2005 unit revenue results to exceed the fourth quarter 2004 unit revenue of 8.18 cents, despite year-over-year capacity growth of seven percent.

      Consolidated freight revenues increased by $4 million, or 14.3 percent. The majority of the increase was due to an increase in freight and cargo revenues, primarily as a result of the increase in capacity versus third quarter 2004. The Company expects fourth quarter 2005 freight revenue to be in line with fourth quarter 2004, despite the planned capacity increase of seven percent. Other revenues increased by $11 million, or 32.4 percent, compared to third quarter 2004. In excess of 40 percent of the increase was in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage. The remainder of the increase was spread among other items, including commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card, and charter revenues. The Company expects another year-over-year other revenue increase in fourth quarter 2005; however, at a lower rate than in third quarter 2005.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the three months ended September 30, 2005 and 2004, followed by explanations of changes on a per-ASM basis:

                         Three months ended September 30,   Per ASM   Percent
                                  2005         2004         Change    Change
Salaries, wages, and benefits     3.17         3.14           .03       1.0
Fuel and oil                      1.54         1.27           .27      21.3
Maintenance materials
  and repairs                      .50          .58          (.08)    (13.8)
Aircraft rentals                   .16          .23          (.07)    (30.4)
Landing fees and other rentals     .55          .53           .02       3.8
Depreciation                       .55          .55             -         -
Other operating expenses          1.38         1.31           .07       5.3

Total                             7.85         7.61           .24       3.2

      Operating expenses per ASM were 7.85 cents, a 3.2 percent increase compared to 7.61 cents for third quarter 2004. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company's cost per gallon of fuel increased 25.3 percent versus the prior year. Excluding fuel, year-over-year CASM was approximately flat, as higher salaries, wages, and benefits from an increase in profitsharing expense, and higher other operating expenses were mostly offset by lower maintenance expense and aircraft rentals.

      Salaries, wages, and benefits expense per ASM increased 1.0 percent primarily due to higher profitsharing expense, as a result of the significant increase in the Company's earnings available for profitsharing versus third quarter 2004. Excluding profitsharing expense, salaries, wages, and benefits declined versus the prior year as a result of lower benefits expense per ASM, specifically workers compensation expense. The Company currently expects Salaries, wages, and benefits in fourth quarter 2005 to be up compared to the
3.06 cents per ASM experienced in fourth quarter 2004.

      Fuel and oil expense per ASM increased 21.3 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in third quarter 2005 was $1.01, 25.3 percent higher than third quarter 2004, including the effects of hedging activities. Prior to third quarter 2005, the Company had hedged approximately 85 percent of its anticipated fuel needs. This resulted in third quarter gains recorded in fuel and oil expense of $276 million. In other efforts to control fuel expense, the Company has added Blended Winglets to all of its Boeing 737-700 aircraft. These enhancements extend the range of these aircraft, enable the aircraft to burn less fuel, lower potential engine maintenance costs, and reduce takeoff noise. All new 737-700 aircraft now arrive from Boeing with winglets installed. The Company has experienced annual fuel consumption savings of approximately three percent for each aircraft outfitted with the winglets.

      For fourth quarter 2005, the Company has fuel hedges in place for approximately 85 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $26 per barrel of crude oil and has hedged the refinery margins on the majority of those positions. The majority of the Company's near term hedge positions are also in the form of option contracts. However, given the unprecedented surge in Gulf Coast jet fuel refinery margins following Hurricanes Katrina and Rita, the Company expects its fourth quarter 2005 jet fuel cost per gallon to be well above the third quarter 2005 jet fuel cost per gallon. Unless Gulf Coast jet fuel prices recede from current levels, the Company's fourth quarter 2005 jet fuel cost per gallon could exceed $1.25, excluding the impact of any ineffectiveness on the Company's hedges. During the first nine months of 2005, because of the continued rise in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At September 30, 2005, the estimated net fair value of these contracts was $2.2 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company's hedging activities.

      Maintenance materials and repairs per ASM decreased 13.8 percent primarily due to a decrease in repair events for aircraft engines. The Company currently expects maintenance materials and repairs per ASM for fourth quarter 2005 to be approximately flat with fourth quarter 2004.

      Aircraft rentals per ASM decreased 30.4 percent compared to third quarter 2004. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases over the past twelve months, that resulted in both lower lease rates and the reclassification of four aircraft from operating leases to capital leases. Expense associated with capital lease aircraft is recorded as depreciation. In addition, all of the aircraft acquired in 2004, except for one, and all of the aircraft acquired in 2005, are owned by the Company. The Company currently expects another year-over-year decline in aircraft rentals per ASM for fourth quarter 2005, but at a lesser rate than the third quarter 2005 decrease.

      Landing fees and other rentals per ASM were up 3.8 percent compared to third quarter 2004. A slight increase in other rentals per ASM was mostly offset by a slight decrease in landing fees per ASM. The Company expects an increase in landing fees and other rentals per ASM in fourth quarter 2005 compared to fourth quarter 2004, primarily due to a large number of credits from airports' audits of prior periods received in fourth quarter 2004. The Company expects to receive a lesser amount of credits during fourth quarter 2005.

      Depreciation expense per ASM was flat compared to third quarter 2005. An increase in the number of aircraft owned or on capital lease was offset by the retirement of equipment associated with the Company's 737-200 aircraft, the remainder of which were phased out of the Company's fleet in January 2005. For fourth quarter 2005, the Company currently expects depreciation per ASM to be up from third quarter 2005.

      Other operating expenses per ASM increased 5.3 percent compared to third quarter 2004. Approximately one-third of the increase was due to higher fuel sales taxes due to the substantial increase in jet fuel prices. Of the remainder of the increase, the most significant item was higher credit card fees associated with the increase in revenues. The Company currently expects Other operating expenses per ASM for fourth quarter 2005 to be higher than the 1.36 cents per ASM experienced in fourth quarter 2004 due to the same reasons noted for third quarter 2005.

      Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-days periods, at substantially lower premiums than prevailing commercial rates and for levels
of coverage not available in the commercial market.   The government-provided
supplemental coverage from the Wartime Act is currently set to expire on December 31, 2005. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs in future periods.


Other

      Interest expense increased $11 million, or 52.4 percent compared to third quarter 2004. The majority of the increase was due to an increase in interest rates, due to the fact that most of the Company's long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

      Capitalized interest was flat compared to the prior year, as a decrease in progress payment balances for future aircraft deliveries was offset by an increase in interest rates.

      Interest income increased by $8 million, or 160.0 percent, primarily due to an increase in rates earned on cash and investments.

      "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. During third quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also in third quarter 2005, the Company recognized approximately $109 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $73 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $14 million was unrealized ineffectiveness associated with hedges designated for future periods, and $22 million was ineffectiveness and mark-to-market gains related to contracts that settled during third quarter 2005. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. In third quarter 2004, the Company recognized approximately $6 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $2 million in income related to the ineffectiveness of its hedges.

      The Company's effective tax rate increased to 38.3 percent in third quarter 2005 from 34.1 percent in third quarter 2004. The prior year rate was favorably impacted by an adjustment related to the ultimate resolution of an airline industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs. The Company currently expects its fourth quarter 2005 effective rate to be 38 to 39 percent, and its full year 2005 effective rate to be in the 37 to 38 percent range.

Comparison of nine months ended September 30, 2005, to nine months ended] September 30, 2004

Revenues

      Consolidated operating revenues increased by $721 million, or 14.8 percent, primarily due to a $678 million, or 14.4 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to an 11.9 percent increase in revenue passenger miles (RPMs) flown.

      Capacity for the nine months ended September 30, 2005, as measured by available seat miles (ASMs), increased 12.0 percent compared to the nine months ended September 30, 2004. The capacity increase resulted from the net addition of 24 aircraft (net of 13 retirements) since the end of third quarter 2004. Load factor for the nine months ended September 30, 2005 was
71.1 percent, the same as the prior year. The Company also experienced a 9.4 percent increase in revenue passengers carried compared to the nine months ended September 30, 2004.

      Passenger yield per RPM for the nine months ended September 30, 2005 increased 2.3 percent to 11.92 cents from 11.65 cents in the nine months ended September 30, 2004, primarily due to less fare discounting during the same 2005 period. Unit revenue (operating revenue per ASM) increased 2.4 percent to 8.82 cents compared to the nine months ended September 30, 2004, due to the increase in RPM yield and strong performances in both freight and other revenues.

      Consolidated freight revenues increased by $17 million, or 20.7 percent. Approximately 55 percent of the increase was due to an increase in mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. Other revenues increased by $26 million, or 26.3 percent, compared to the nine months ended September 30, 2004. Approximately one-third of the increase was due to an increase in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage. Another one-third of the increase was from commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card.

Operating expenses

      To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest's operating expenses per ASM for the nine months ended September 30, 2005 and 2004, followed by explanations of changes on a per-ASM basis:

                          Nine months ended September 30,   Per ASM   Percent
                                2005           2004         Change    Change
Salaries, wages, and benefits   3.15           3.22        (.07)     (2.2)
Fuel and oil                    1.49           1.28         .21      16.4
Maintenance materials
  and repairs                    .50            .62        (.12)    (19.4)
Aircraft rentals                 .19            .24        (.05)    (20.8)
Landing fees and other rentals   .55            .54         .01       1.9
Depreciation                     .55            .56        (.01)     (1.8)
Other operating expenses        1.36           1.38        (.02)     (1.4)

Total                           7.79           7.84        (.05)      (.6)



      Operating expenses per ASM were 7.79 cents, a .6 percent decrease compared to 7.84 cents for the nine months ended September 30, 2004. The Company was able to hold approximately flat or reduce unit costs in every cost category, except fuel expense, through a variety of cost reduction or productivity efforts. These efforts, however, were almost entirely offset by the significant increase in the cost of fuel. Excluding fuel, CASM was 4.0 percent lower than the nine months ended September 30, 2004, at 6.30 cents per ASM.

      Salaries, wages, and benefits expense per ASM decreased 2.2 percent.
In the nine months ended September 30, 2004, salaries, wages, and benefits included approximately $13 million in severance and benefits associated with the Company's Reservations Center consolidation, $11 million of bonus pay and benefits associated with the Company's voluntary early-out plan offered to all Employees except officers, and approximately $7 million in pay and benefit increases associated with the Company's labor agreement with its Flight Attendants (an additional $5 million related to per diem increases was included in "Other operating expenses"). Excluding these costs, salaries, wages, and benefits were approximately flat on a per ASM basis compared to the nine months ended September 30, 2004. Higher average wage rates and higher profitsharing expense per ASM from the increase in earnings were offset by continued productivity efforts that have enabled the Company to reduce headcount while continuing to grow its aircraft fleet, as well as lower benefits expense, primarily health care.

      Fuel and oil expense per ASM increased 16.4 percent primarily due to an increase in the average jet fuel price per gallon. The average fuel cost per gallon in the nine months ended September 30, 2005 was 97.8 cents, 21.3 percent higher than the nine months ended September 30, 2004, including the effects of hedging activities. For the nine months ended September 30, 2005, the Company was hedged for approximately 85 percent of its fuel needs, resulting in gains recorded in fuel and oil expense of $627 million.

      Maintenance materials and repairs per ASM decreased 19.4 percent primarily due to a decrease in repair events for aircraft engines.

      Aircraft rentals per ASM decreased 20.8 percent compared to the nine months ended September 30, 2004. The majority of the decrease per ASM was due to the Company's growth occurring with purchased aircraft. All of the aircraft acquired in 2004, except for one, and all of the aircraft acquired thus far in 2005, are owned by the Company.

      Landing fees and other rentals per ASM were up slightly compared to the nine months ended September 30, 2004, as higher landing fees per ASM were mostly offset by a decline in other rentals per ASM. The Company experienced a 3.7 percent increase in landing fees per ASM, primarily due to higher rates paid. This was partially offset by a decrease in other rentals expense per ASM, primarily due to efficiencies gained by capacity growth exceeding the expansion of gate and counter space at airports.

      Depreciation expense per ASM decreased 1.8 percent primarily due to the retirement of equipment associated with the Company's 737-200 aircraft, the remainder of which were phased out of the Company's fleet in January 2005.

      Other operating expenses per ASM decreased 1.4 percent compared to the nine months ended September 30, 2004. There were decreases per ASM in several cost categories, including advertising costs, personnel expenses, and insurance expense. These and other smaller decreases were partially offset by higher fuel sales taxes due to the substantial increase in fuel prices.


Other

      Interest expense increased $27 million, or 43.5 percent compared to the nine months ended September 30, 2004. The majority of the increase was due to an increase in interest rates. The majority of the Company's long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

      Capitalized interest decreased by $2 million, or 6.7 percent, primarily due to a decrease in progress payment balances for future aircraft deliveries.

      Interest income increased by $17 million, or 121.4 percent, primarily due to an increase in rates earned on cash and investments.

      "Other (gains) losses, net" primarily includes amounts recorded in accordance with SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company's hedging activities. During the nine months ended September 30, 2005, the Company recognized approximately $26 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also during the nine months ended September 30, the Company recognized approximately $134 million of additional income in "Other (gains) losses, net," related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $85 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $28 million was unrealized ineffectiveness associated with hedges designated for future periods, and $21 million was ineffectiveness and mark-to-market gains related to contracts that settled during the first nine months of 2005. For the nine months ended September 30, 2004, the Company recognized approximately $18 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $3 million in income related to the ineffectiveness of its hedges.

      The Company's effective tax rate increased to 37.4 percent in the nine months ended September 30, 2005, from 35.7 percent in the nine months ended September 30, 2004. The prior year rate was favorably impacted by an adjustment related to the ultimate resolution of an airline industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs, and lower state income taxes.

Liquidity and Capital Resources

      Net cash provided by operating activities was $2.2 billion for the nine months ended September 30, 2005, compared to $1.2 billion in the same prior year period. The increase was primarily due to an increase in Accounts payable and accrued liabilities, primarily from an $865 million increase in counterparty deposits associated with the Company's fuel hedging program during 2005, and the increase in net earnings versus the prior year. See
Item 3, and Notes 5 and 8 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities was $2.1 billion for the 12 months ended September 30, 2005. Cash generated from operating activities for the 12 months ended September 30, 2005, was primarily used to finance capital expenditures.

      Net cash flows used in investing activities during the nine months ended September 30, 2005, totaled $927 million compared to $1.3 billion in 2004. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for the nine months ended September 30, 2005, was reduced $72 million by a change in the balance of the Company's short-term investments, namely auction rate securities. Cash flows used in investing activities for the 12 months ended September 30, 2005, totaled $1.3 billion.

      Net cash generated from financing activities during the nine months ended September 30, 2005, was $151 million compared to $171 million generated in 2004. The Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem the $100 million senior unsecured 8% Notes due March 1, 2005, and to repurchase $55 million of the Company's common stock.

      In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA assets. As part of the transaction, which was approved in December 2004, Southwest provided ATA with $40 million in debtor-in-possession financing while ATA remains in bankruptcy, and has also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million. The $40 million debtor-in-possession financing, which was set to mature September 30, 2005, has been extended to December 31, 2005 (coinciding with ATA's expected emergence from bankruptcy). This loan is classified as "Accounts and other receivables" in the Consolidated Balance Sheet, and the estimated fair value of the Company's guarantee of the ATA construction loan, which is not material, is classified as part of "Other deferred liabilities". The debtor-in-possession financing bears interest at a rate equal to the higher of 8 percent or LIBOR plus
5 percent, and interest is payable to Southwest monthly. Upon ATA's emergence from bankruptcy, Southwest has committed to convert the debtor-in-possession financing to a term loan, payable over five years.

      ATA is currently pursuing funding that would enable its emergence from bankruptcy. Although ATA's planned emergence has been extended to December 31, 2005, there is no assurance that ATA will exit bankruptcy protection on this date, or that funding will be found that would enable ATA to emerge from bankruptcy. ATA has disclosed that, in addition to certain specific reorganization objectives, it will need a capital infusion of $50 million to $100 million to provide it with the liquidity necessary to continue as a going concern through December 31, 2005. Although the Company's loan to ATA is secured by certain specified assets, if ATA is unable to obtain adequate funding and/or does not emerge from bankruptcy, loans made by Southwest to ATA may not be repaid in full. As of September 30, 2005, Southwest has not recorded an uncollectibility reserve for the ATA loan as management believes the receivable is recoverable.


Contractual Obligations and Contingent Liabilities and Commitments

      Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Through the first nine months of 2005, the Company has received 27 new 737-700 aircraft from Boeing. Prior to third quarter 2005, the Company had
expected a total of 34 new 737-700s for the year.   However, due to a Boeing
labor dispute that was just resolved at the end of third quarter 2005, the Company's remaining deliveries for 2005 are expected to be delayed, and one of these aircraft is not expected to be delivered until January 2006. Based on recent information provided by Boeing, the following table details the Company's current firm orders, options, and purchase rights through 2012.

                     Current Schedule
                   Firm         Options*
2005**               33               -
2006                 33               -
2007                 27              29
2008                  6              45
2009-2012             -             177
Total                99             251

*Includes purchase rights
**Includes 27 aircraft delivered through September 30, 2005

	The following table details information on the 439 aircraft in the Company's fleet as of September 30, 2005:

                            Average       Number     Number     Number
   737 Type     Seats      Age (Yrs)   of Aircraft    Owned     Leased
  -300           137          14.4         194         112         82
  -500           122          14.4          25          16          9
  -700           137           3.6         220         218          2

TOTALS                         9.0         439         346         93

      The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Based on the current revised delivery schedule provided by Boeing following the resolution of their labor dispute, aggregate funding needed for firm aircraft commitments was approximately $1.4 billion, subject to adjustments for inflation, due as follows: $188 million remaining in 2005, $704 million in 2006, $445 million in 2007, and $80 million thereafter.

      The Company has various options available to meet its capital and operating commitments, including cash on hand at September 30, 2005, of $2.4 billion, internally generated funds, and the Company's fully available $600 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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

      The Company currently has outstanding shelf registrations for the issuance of up to $1.3 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future.

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

- The availability and cost of war-risk and other aviation insurance, including the federal government's provision of third party war-risk coverage to airlines. The government's coverage currently extends to December 31, 2005. However, there are no assurances that such coverage will be extended beyond December 31, 2005.

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

- Disruptions to operations related to the supply of jet fuel, adverse weather conditions, including catastrophic events such as hurricanes, and air traffic control-related constraints.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first nine months of 2005, because of the continued upward trend in energy prices, the fair values of the Company's fuel hedge contracts have increased significantly. At September 30, 2005, the estimated gross fair value of outstanding contracts was $2.2 billion, compared to $796 million at December 31, 2004.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2005, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At September 30, 2005, the Company held $1.2 billion in fuel hedge related cash collateral deposits and $150 million in U.S. Treasury Bills, under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company's hedging program.
The cash deposits, which can have a significant impact on the Company's cash balance and cash flows as of and for a particular operating period, are included in "Accrued liabilities" on the Consolidated Balance Sheet and are included as "Operating cash flows" in the Consolidated Statement of Cash Flows. In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the U.S. Treasury Bills, supplied as non-cash collateral by counterparties, are not reflected on the Company's Consolidated Balance Sheet. See also Note 8 to the unaudited condensed consolidated financial statements.

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the fiscal quarter ended September 30, 2005, that have materially affected , or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

October 21, 2005                           By    /s/   Laura Wright

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