Form 10-K
period 2005-12-31
SOUTHWEST AIRLINES CO
filed 2006-02-01
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-7259
Southwest Airlines Co.
(Exact name of registrant as specified in its charter)

Texas	74-1563240
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

P.O. Box 36611
Dallas, Texas	75235-1611
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 792-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $10,876,320,000, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.
      Number of shares of Common Stock outstanding as of the close of business on January 24, 2006: 804,661,597 shares
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of

Shareholders, May 17, 2006:	PART III

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
      At year-end 2005, Southwest operated 445 Boeing 737 aircraft and provided service to 61 cities in 31 states throughout the United States. Based on monthly data for October 2005 (the latest available data), Southwest Airlines is the largest carrier in the United States based on originating domestic passengers boarded and scheduled domestic departures. The Company began service to Pittsburgh, Pennsylvania in May 2005, Ft. Myers, Florida in October 2005, and Denver, Colorado in January 2006.
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
Fuel
      The cost of fuel is an item that has significant impact on the Company’s operating results. The Company’s average cost of jet fuel, net of hedging gains and excluding fuel taxes, over the past five years was as follows:

	Cost	Average Cost	Percent of
Year	(Millions)	Per Gallon	Operating Expenses

2001	$771	$.71	15.6%
2002	$762	$.68	14.9%
2003	$830	$.72	15.2%
2004	$1,000	$.83	16.7%
2005	$1,342	$1.03	19.8%
      From October 1, 2005, through December 31, 2005, the average cost per gallon was $1.20. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of fuel costs and more detail on Southwest’s fuel hedging activities.
Regulation
      Economic. The Dallas Love Field section of the International Air Transportation Competition Act of 1979, as amended in 1997 and 2005 (commonly known as the “Wright Amendment”), as it affects Southwest’s scheduled service, provides that no common carrier may provide scheduled passenger air transportation for compensation between Love Field and one or more points outside Texas, except that an air carrier may transport individuals by air on a flight between Love Field and one or more points within the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, and Texas if (a) “such air carrier does not offer or provide any through service or ticketing with another air carrier” and (b) “such air carrier does not offer for sale transportation to or from, and the flight or aircraft does not serve, any point which is outside any such states.” The Wright Amendment does not restrict flights operated with aircraft having 56 or fewer passenger seats. The Wright Amendment does not restrict Southwest’s intrastate Texas flights or its air service from points other than Love Field.
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
      Security. In November 2001, President Bush signed into law the Aviation and Transportation Security Act, or the Aviation Security Act. This law federalized substantially all aspects of civil aviation security, creating the Transportation Security Administration (“TSA”), which is part of the Department of Homeland Security. The Aviation Security Act generally provides for enhanced aviation security measures. Under the Aviation Security Act, substantially all security screeners at airports are federal employees and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. The law mandates, among other things, improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs, and enhanced background checks. Beginning February 1, 2002, a $2.50 per enplanement security fee is imposed on passengers (maximum of $5.00 per one-way trip). This fee was suspended by Congress from June 1 through September 30, 2003. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an annual Security Infrastructure Fee, which approximated $26 million for Southwest in 2004 and $50 million in 2005. Like the FAA, the TSA may impose and collect fines for violations of its regulations.
      Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. While these security requirements have not impacted aircraft utilization, they have impacted our business. The Company has invested significantly in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. The Company has implemented its Automated Boarding Passes and RAPID CHECK-IN self service kiosks in all airports it serves to reduce the number of lines in which a Customer must wait. The Company has installed gate readers at all of its airports to improve the boarding reconciliation process, has introduced baggage checkin through RAPID CHECK-IN kiosks at certain airport locations, and has also introduced Internet checkin and transfer boarding passes at the time of checkin.
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
      Customer Service Commitment. From time to time, the airline transportation industry has been faced with possible legislation dealing with certain Customer service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines’ Customer Service Commitment is a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on “About SWA” at www.southwest.com. The DOT and Congress monitor the industry’s plans, and there can be no assurance that legislation or regulations will not be proposed in the future to regulate airline Customer service practices.
Marketing and Competition
      Southwest focuses principally on point-to-point, rather than hub-and-spoke, service in markets with frequent, conveniently timed flights and low fares. At year-end, Southwest served 374 nonstop city pairs. Southwest’s average aircraft trip stage length in 2005 was 607 miles with an average duration of approximately 1.7 hours. Examples of markets offering frequent daily flights are: Dallas to Houston Hobby, 29 weekday roundtrips; Phoenix to Las Vegas, 19 weekday roundtrips; and Los Angeles International to Oakland, 22 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Baltimore and Los Angeles, Phoenix and Tampa Bay, Las Vegas and Nashville, and Houston and Oakland.
      Southwest’s point-to-point route system, as compared to hub-and-spoke, provides for more direct nonstop routings for Customers and, therefore, minimizes connections, delays, and total trip time. Southwest focuses on nonstop, not connecting, traffic. As a result, approximately 79 percent of the Company’s Customers fly nonstop. In addition, Southwest serves many conveniently located secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/ Hollywood, and Long Island Islip airports, which are typically less congested than other airlines’ hub airports and enhance the Company’s ability to sustain high Employee productivity and reliable ontime performance. This operating strategy also permits the Company to achieve high asset utilization. Aircraft are scheduled to minimize the amount of time the aircraft are at the gate, currently approximately 25 minutes, thereby reducing the number of aircraft and gate facilities than would otherwise be required. The Company operates only one aircraft type, the Boeing 737, which simplifies scheduling, maintenance, flight operations, and training activities.
      In first quarter 2005, Southwest began its first codeshare arrangement, with ATA Airlines. Under its codeshare arrangement with ATA, Southwest may market and sell tickets for certain flights on ATA that are identified by Southwest’s designator code, e.g., WN Flight 123. Conversely, ATA may market and sell tickets under its code designator (TZ) for certain flights on Southwest Airlines. Any flight bearing a Southwest code designator that is operated by ATA is disclosed in Southwest’s reservations systems and on the Customer’s flight itinerary, boarding pass, and ticket, if a paper ticket is issued. In December 2005, Southwest enhanced the codeshare arrangement with ATA, subject to certain conditions, including ATA’s confirmed Plan of Reorganization, which must be fulfilled by February 28, 2006. Other than the ATA agreement, Southwest does not interline or offer joint fares with other airlines, nor does Southwest have any commuter feeder relationships.

      Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company’s highest non-codeshare, oneway unrestricted walkup fare offered is $299 for any flight. Even lower walkup fares are available on Southwest’s short and medium haul flights.
      Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through the Company’s home page on the Internet, www.southwest.com. For the year ended December 31, 2005, more than 93 percent of Southwest’s Customers chose the Ticketless travel option and approximately 65 percent of Southwest’s passenger revenues came through its Internet site, which has become a vital part of the Company’s distribution strategy. The Company has not paid commissions to travel agents for sales since December 15, 2003.
      The airline industry is highly competitive as to fares, frequent flyer benefits, routes, and service, and some carriers competing with the Company have larger fleets and wider name recognition. Certain major United States airlines have established marketing or codesharing alliances with each other, including Northwest Airlines/ Continental Airlines/ Delta Air Lines; American Airlines/ Alaska Airlines; and United Airlines/ US Airways.
      Since the terrorist attacks on September 11, 2001, the airline industry, as a whole, has incurred substantial losses. The war in Iraq and significant increases in the cost of fuel have exacerbated industry challenges. As a result, a number of carriers, including UAL, the parent of United Airlines, US Airways, Delta Air Lines, Inc., Northwest Airlines Corporation, the parent of Northwest Airlines, Aloha, and ATA Airlines, Inc. have sought relief from financial obligations in bankruptcy. Other, smaller carriers have ceased operation entirely. America West Airlines, US Airways, Aloha, ATA, and others received federal loan guarantees authorized by federal law; America West Airlines and USAirways have since merged. Since September 11, low cost carriers such as AirTran, JetBlue, and Frontier have accelerated their growth. Faced with increasing low fare and lower cost competition, growing customer demand for lower fares, and record high energy costs, legacy carriers have aggressively sought to reduce their cost structures, largely through downsized work forces and renegotiated collective bargaining and vendor agreements. Southwest has maintained its low cost competitive advantage and has reduced its cost structure (excluding fuel) through increased productivity.
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
      Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal Homeland Security Act of 2002 requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through a period of time that has now been extended to December 31, 2006. The Company is unable to predict whether the government will extend this insurance coverage past December 31, 2006, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on the Company’s ongoing operations or future financial performance.
Frequent Flyer Awards
      Southwest’s frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a credit for each one-way trip flown or two credits for each roundtrip flown. Rapid Rewards Customers can also receive credits by using the services of non-airline partners, which include car rental agencies, hotels, telecommunication companies, and credit card partners, including the Southwest Airlines Chase® Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on Southwest after the accumulation of 16 credits. The Rapid Re-

wards Companion Pass (“Companion Pass”) is granted for flying 50 roundtrips (or 100 one-way trips) on Southwest or earning 100 credits within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards member. In order for the designated companion to use this pass, the Rapid Rewards member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards member and designated companion must travel together on the same flight.
      Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely. Beginning August 10, 2005, all Rapid Rewards credits are valid for 24 months, rather than the previous period of 12 months. Any credits in a Rapid Rewards member’s account as of August 10, 2005 are valid for an additional 12 months. Award Tickets are valid for 12 months after issuance.
      Award Tickets issued before February 10, 2006 have no seat restrictions, but are subject to published “Black out” dates. Beginning February 10, 2006, there will be no systemwide “Black out” dates for Award Tickets, but Award Tickets will be subject to seat restrictions. Companion travel will still have no seat restrictions or “Black out” dates.
      The Company also sells credits to business partners including credit card companies, hotels, telecommunication companies, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.
      Customers redeemed approximately 2.6 million, 2.5 million and 2.5 million Award Tickets and flights on Companion Passes during 2005, 2004, and 2003, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 6.6 percent in 2005, 7.1 percent in 2004, and 7.5 percent in 2003. The number of fully earned Award Tickets and partially earned awards outstanding at each of December 31, 2005 and 2004 was approximately 6.8 million, approximately 78 percent of which were partially earned awards. However, due to the expected expiration of a portion of credits making up these partial awards, not all of them will eventually turn into useable Award Tickets. Also, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all fully earned Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2005 and 2004 was approximately 60,000 for each date. The Company currently estimates that an average of 3 to 4 trips will be redeemed per outstanding Companion Pass.
      The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed (except for credits sold to business partners). This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The incremental cost is accrued at the time an award is earned and revenue is subsequently recognized, at the amount accrued, when the free travel award is used. Revenue from the sale of credits and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. Accordingly, Southwest does not accrue incremental cost for the expected redemption of free travel awards for credits sold to business partners. The liability for free travel awards earned but not used at December 31, 2005 and 2004 was not material.
Employees
      At December 31, 2005, Southwest had 31,729 active Employees, consisting of 12,230 flight, 1,987 maintenance, 13,351 ground, Customer, and fleet service and 4,161 management, accounting, marketing, and clerical personnel.

      Southwest has ten collective bargaining agreements covering approximately 82 percent of its Employees. The following table sets forth the Company’s Employee groups and collective bargaining status:

Employee Group	Represented by	Agreement Amendable on

Customer Service and Reservations Agents	International Association of Machinists and Aerospace Workers, AFL-CIO	November 2008 (or 2006 at the Union’s option under certain conditions)
Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU”)	June 2008
Ramp, Operations, and Provisioning and Freight Agents	TWU	June 2008 (or 2006 at the Union’s option under certain conditions)
Pilots	Southwest Airlines Pilots’ Association	September 2006
Flight Dispatchers	Southwest Airlines Employee Association	December 2009
Aircraft Appearance Technicians	Aircraft Mechanics Fraternal Association (“AMFA”)	February 2009
Stock Clerks	International Brotherhood of Teamsters (“Teamsters”)	August 2008
Mechanics	AMFA	August 2008
Flight Simulator Technicians	Teamsters	November 2011
Flight/ Ground School Instructors and Flight Crew Training Instructors	Southwest Airlines Professional Instructors Association	December 2012

Item 1A.	Risk Factors
      In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating Southwest’s business. The Company’s business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Southwest’s business is dependent on the price and availability of aircraft fuel.
      The cost of fuel is largely unpredictable, and has a significant impact on the Company’s operating results. Also, significant disruptions in the supply of aircraft fuel could have a negative impact on the Company’s operations and operating results. Due to the competitive nature of the airline industry, the Company generally has not been able to increase fares when fuel prices have risen in the past and the Company may not be able to do so in the future. From time to time the Company enters into hedging arrangements to protect against rising fuel costs. Changes in the Company’s overall fuel hedging strategy, the continued ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, and the continued effectiveness of the Company’s fuel hedges pursuant to highly complex accounting rules, are all significant factors impacting the Company’s operating results. For more information on Southwest’s fuel hedging arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Southwest’s business is labor-intensive.
      Historically, the Company’s relationships with its Employees have been very good. However, the results of labor contract negotiations (approximately 82% of the Company’s Employees are represented for collective bargaining purposes by labor unions), Employee hiring and retention rates, and costs for health care are items with potentially significant impact on the Company’s operating results.

Southwest relies on technology to operate its business and any failure of these systems could harm the Company’s business.
      Southwest is increasingly dependent on automated systems and technology to operate its business, enhance Customer service, and increase Employee productivity, including the Company’s computerized airline reservation system, flight operations systems, telecommunication systems, website, Automated Boarding Passes system, and the RAPID CHECK-IN self service kiosks. Any disruptions in these systems due to internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet, could result in the loss of revenue or important data, increase the Company’s expenses, and generally harm the Company’s business.

The travel industry continues to face on-going security concerns and cost burdens.
      The attacks of September 11, 2001 materially impacted, and continue to impact, air travel and the results of operations for Southwest and the airline industry generally. Substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. Enhanced security procedures, including enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, introduced at airports since the terrorist attacks of September 11 have increased costs to airlines.
      Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) could negatively affect Southwest and the airline industry. The war in Iraq further decreased demand for air travel during the first half of 2003, and additional international hostilities could potentially have a material adverse impact on the Company’s results of operations.

Insurance cost increases or reductions in insurance coverage may adversely impact the Company’s operations and financial results.
      The Company carries insurance for public liability, passenger liability, property damage, and all-risk coverage for damage to its aircraft. The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, the Company’s insurance costs increased significantly. The federal Homeland Security Act of 2002 requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through a period of time that has now been extended to December 31, 2006. If the federal insurance program terminates, the Company would likely face a material increase in the cost of war risk insurance.

Changes in or additional government regulation could increase the Company’s operating costs or limit the Company’s ability to conduct business.
      Airlines are subject to extensive regulatory requirements. These requirements often impose substantial costs on airlines. Additional laws, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the Company’s costs or reduce revenues.

The airline industry is intensely competitive.
      The airline industry is extremely competitive. Southwest’s competitors include other major domestic airlines as well as regional and new entrant airlines, and other forms of transportation, including rail and private automobiles. The Company’s revenues are sensitive to the actions of other carriers in the areas of capacity, pricing, scheduling, codesharing, and promotions. Additional mergers and acquisitions in the airline industry, and airline restructuring through bankruptcy may make other carriers more competitive with the Company.

Disruptions to operations due to factors beyond Southwest’s control could adversely affect the Company.
      Like all other airlines, Southwest is subject to delays caused by factors beyond its control, including adverse weather conditions, air traffic congestion at airports, and increased security measures. Delays frustrate passengers, reduce aircraft utilization, and increase costs, all of which negatively affect profitability. During snow, rain, fog, storms, or other adverse weather conditions, flights may be cancelled or significantly delayed. Catastrophic weather conditions such as hurricanes may disrupt operations, and revenues, for a substantial period of time.

Southwest’s low cost structure is one of its primary competitive advantages and many factors could affect the Company’s ability to control its costs.
      Factors affecting the Company’s ability to control its costs include the price and availability of fuel, results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs, regulatory requirements, availability of capital markets, and future financing decisions made by the Company.
Item 1B.     Unresolved Staff Comments
      None.
Item 2.     Properties
Aircraft
      Southwest operated a total of 445 Boeing 737 aircraft as of December 31, 2005, of which 84 and 9 were under operating and capital leases, respectively. The remaining 352 aircraft were owned.
      The following table details information on the 445 aircraft in the Company’s fleet as of December 31, 2005:

		Average Age	Number of	Number	Number
737 Type	Seats	(Yrs)	Aircraft	Owned	Leased

-300	137	14.7	194	112	82
-500	122	14.7	25	16	9
-700	137	3.8	226	224	2

Totals		9.1	445	352	93

      In total, at December 31, 2005, the Company had firm orders and options to purchase Boeing 737 aircraft as follows:
Firm Orders and Options to Purchase Boeing 737-700 Aircraft

Delivery Year	Firm Orders	Options	Purchase Rights

2006	33	—	—
2007	28	8	20
2008	6	25	20
2009-2012	—	—	177

Totals	67	33	217

      In January 2006, the Company exercised one of its 2007 options to bring firm orders and options to 29 and 7, respectively, for that year.
Ground Facilities and Services
      Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway, its training center near Love Field, which houses seven 737 simulators, and its corporate headquarters, also located near Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2005, the Company operated six reservation centers. The reservation centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio reservation centers.
      Southwest has entered into a concession agreement with the Town of Islip, New York which gives the Company the right to construct, furnish, occupy, and maintain a new concourse at the airport. Phase I of this project, which began operations in August 2004, includes four gates. Phase II of the project, which includes an additional four gates, is currently expected to be completed in June 2006. When all phases of construction are complete, the entire new concourse will become the property of the Town of Islip. In return for constructing the new concourse, Southwest will receive fixed-rent abatements for a total of 25 years; however, the Company will still be required to pay variable rents for common use areas and manage the new concourse.
      The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the annual aircraft maintenance costs.
Item 3.     Legal Proceedings
      On December 8, 2005, Southwest Airlines Flight 1248 was involved in an accident at Chicago Midway Airport while the aircraft, a Boeing 737-700, was landing. The aircraft overran the runway onto a roadway and collided with an automobile. Several occupants of the vehicles involved in the accident were injured, one fatally. The Company continues to cooperate fully with all federal, state, and local regulatory and investigatory agencies to determine the cause of this accident. The Company is currently unable to predict the amount of claims, if any, relating to this accident which may ultimately be made against it and how those claims might be resolved. At this time, the Company has no reason to believe that the costs to defend any claims and any potential liability exposure will not be covered by the insurance maintained by the Company. Consequently, the Company does not expect any litigation arising from the accident involving Flight 1248 to have a material adverse affect on the financial position or results of operation of the Company.
      The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company’s federal income tax returns and, in the course of those examinations, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments that it deems lacking merit. The Company’s management does not expect the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Item 4.     Submission of Matters to a Vote of Security Holders
      None to be reported.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2006) are as follows:

Name	Position	Age

Herbert D. Kelleher	Chairman of the Board	74
Gary C. Kelly	Vice Chairman of the Board and Chief Executive Officer	50
Colleen C. Barrett	President and Secretary	61
Donna D. Conover	Executive Vice President — Customer Operations	52
Michael G. Van de Ven	Executive Vice President — Aircraft Operations	44
Laura H. Wright	Senior Vice President — Finance and Chief Financial Officer	45
Joyce C. Rogge	Senior Vice President — Marketing	48
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
      Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

Period	Dividend	High	Low

2005
1st Quarter	$0.00450	$16.45	$13.60
2nd Quarter	0.00450	15.50	13.56
3rd Quarter	0.00450	14.85	13.05
4th Quarter	0.00450	16.95	14.54
2004
1st Quarter	$0.00450	$16.60	$12.88
2nd Quarter	0.00450	17.06	13.56
3rd Quarter	0.00450	16.85	13.18
4th Quarter	0.00450	16.74	13.45
      As of December 31, 2005, there were 11,496 holders of record of the Company’s common stock.
Recent Sales of Unregistered Securities
      During 2005, Herbert D. Kelleher, Chairman of the Board, exercised unregistered options to purchase Southwest Common Stock as follows:

Number of Shares	Exercise	Date of	Date of
Purchased	Price	Exercise	Option Grant

948,830	$4.64	12/15/05	01/01/96
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
Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information as of December 31, 2005, regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.
Equity Compensation Plan Information

			Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights*	Reflected in Column (a))

Plan Category	(a)	(b)	(c)

	(In thousands)		(In thousands)
Equity Compensation Plans Approved by Security Holders	30,045	13.67	5,872
Equity Compensation Plans not Approved by Security Holders	111,574	11.89	30,317
Total	141,619	12.27	36,189

*	As adjusted for stock splits.
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
      The following financial information for the five years ended December 31, 2005, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Years Ended December 31,

	2005		2004		2003		2002		2001

	(In millions, except per share amounts)
Financial Data:
Operating revenues	$7,584		$6,530		$5,937		$5,522		$5,555
Operating expenses	6,764		5,976		5,454		5,105		4,924

Operating income	820		554		483		417		631
Other expenses (income) net	(54)		65		(225)		24		(197)

Income before income taxes	874		489		708		393		828
Provision for income taxes	326		176		266		152		317

Net income	$548		$313		$442		$241		$511

Net income per share, basic	$.70		$.40		$.56		$.31		$.67
Net income per share, diluted	$.67		$.38		$.54		$.30		$.63
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$14,218		$11,337		$9,878		$8,954		$8,997
Long-term obligations at period-end	$1,394		$1,700		$1,332		$1,553		$1,327
Stockholders’ equity at period-end	$6,675		$5,524		$5,052		$4,422		$4,014
Operating Data:
Revenue passengers carried	77,693,875		70,902,773		65,673,945		63,045,988		64,446,773
Enplaned passengers	88,379,900		81,066,038		74,719,340		72,462,123		73,628,723
Revenue passenger miles (RPMs) (000s)	60,223,100		53,418,353		47,943,066		45,391,903		44,493,916
Available seat miles (ASMs) (000s)	85,172,795		76,861,296		71,790,425		68,886,546		65,295,290
Load factor(1)	70.7%		69.5%		66.8%		65.9%		68.1%
Average length of passenger haul (miles)	775		753		730		720		690
Average stage length (miles)	607		576		558		537		514
Trips flown	1,028,639		981,591		949,882		947,331		940,426
Average passenger fare	$93.68		$88.57		$87.42		$84.72		$83.46
Passenger revenue yield per RPM	12.09	¢	11.76	¢	11.97	¢	11.77	¢	12.09	¢
Operating revenue yield per ASM	8.90	¢	8.50	¢	8.27	¢	8.02	¢	8.51	¢
Operating expenses per ASM	7.94	¢	7.77	¢	7.60	¢	7.41	¢	7.54	¢
Operating expenses per ASM, excluding fuel	6.37	¢	6.47	¢	6.44	¢	6.30	¢	6.36	¢
Fuel cost per gallon (average)	$1.03		$.83		$.72		$.68		$.71
Number of Employees at year-end	31,729		31,011		32,847		33,705		31,580
Size of fleet at year-end(2)	445		417		388		375		355

(1)	Revenue passenger miles divided by available seat miles.

(2)	Includes leased aircraft.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Year in Review
      In 2005, Southwest posted a profit for its 33rd consecutive year, and also extended its number of consecutive profitable quarters to 59. Southwest’s 2005 profit was $548 million, representing a 75.1% increase compared to our 2004 profit of $313 million. This performance was driven primarily by strong revenue growth, as the Company grew capacity, and effective cost control measures, including a successful fuel hedge program. For the fifth consecutive year, the airline industry as a whole is expected to suffer a substantial net loss, as additional carriers filed for bankruptcy protection and many underwent or continued massive efforts to restructure or merge their businesses, gain wage concessions from their employees, and slash costs.
      The revenue environment in the airline industry strengthened considerably throughout 2005. As a result of the extensive restructuring in the domestic airline industry in 2004 and 2005, several carriers reduced domestic capacity. Industry capacity reductions and strong demand resulted in high load factors for many airlines. In fact, Southwest set new monthly load-factor records for four separate months during 2005, and recorded a Company-record load factor of 70.7 percent for the full year. The Company was also able to modestly raise its fares over the course of the year, resulting in an increase in passenger revenue yield per RPM (passenger revenues divided by revenue passenger miles) of 2.8 percent compared to 2004. Unit revenue (total revenue divided by ASMs) also increased a healthy 4.7 percent compared to 2004 levels, as a result of the higher load factors and higher RPM yields.
      The Company once again benefited from a strong fuel hedge and an intense focus on controlling non-fuel costs. As reflected in the Consolidated Statement of Income, the Company’s fuel hedging program resulted in a reduction to “Fuel and oil expense” during 2005 of $892 million. The Company’s hedge program also resulted in earnings variability throughout 2005, primarily due to unrealized gains and losses relating to fuel contracts settling in future periods, recorded in accordance with Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. For 2005, these amounts total a net gain of $110 million, and are reflected in “Other (gains) losses, net,” in the Consolidated Statement of Income.
      Although the Company’s fuel hedge in place for 2006 is not as strong as that in 2005, absent a significant decrease from the current level of market energy prices the Company will continue to have a considerable competitive advantage compared to airlines that have not hedged fuel. The Company hopes to overcome the impact of higher anticipated 2006 fuel prices through improved revenue management and control of non-fuel costs. As a result of cost-control efforts instituted over the past 3 years, the Company was able to produce a reduction in non-fuel unit costs (cost per ASM) of 1.5 percent in 2005 compared to 2004. The Company’s Employees again increased their productivity and improved the overall efficiency of the Company’s operations. The Company’s headcount per aircraft decreased from 74 at December 31, 2004, to 71 at December 31, 2005. Furthermore, since the end of 2003, the Company’s headcount per aircraft has decreased 16.5 percent.
      The Company moves forward into 2006 with a focused and measured growth plan. The Company’s low-cost competitive advantage, protective fuel hedging position, and excellent Employees will allow Southwest to continue to react quickly to market opportunities. The Company added Pittsburgh, Pennsylvania, and Fort Myers, Florida, to its route system in 2005, and continued to grow its Chicago Midway service. The Company has increased its capacity at Chicago Midway Airport nearly 60 percent since third quarter 2004 and plans to continue to add service to this market. The Company began service to Denver, Colorado, in January 2006, and has already announced plans to add service and destinations in March 2006. Denver represents the 62nd city to which the Company flies.
      In December 2005, we completed a transaction with ATA Airlines, Inc. (ATA), as a part of ATA’s bankruptcy proceedings, acquiring the leasehold rights to four additional gates at Chicago Midway in exchange for a $20 million reduction in our outstanding debtor-in-possession loan. The codeshare agreement with ATA was recently expanded to include ATA flights from DFW International Airport to Chicago Midway. The Company also recently announced an additional codeshare expansion to include connecting service through Houston Hobby and Oakland, beginning April 2006. Based on current codeshare markets, first quarter 2006 codeshare revenue is estimated to be in the $10 million range. See Note 3 to the Consolidated Financial Statements for further information on the Company’s relationship and recent transactions with ATA.

      During 2005, the Company added 33 new 737-700 aircraft to its fleet and retired its remaining five 737-200 aircraft, resulting in a net available seat mile (ASM) capacity increase of 10.8 percent. This brought the Company’s all-737 fleet to 445 aircraft at the end of 2005. ASM capacity currently is expected to grow approximately 8 percent in 2006 with the planned addition of 33 new Boeing 737-700 aircraft.
Results of Operations

2005 Compared With 2004
      The Company’s consolidated net income for 2005 was $548 million ($.67 per share, diluted), as compared to 2004 net income of $313 million ($.38 per share, diluted), an increase of $235 million or 75.1 percent. Operating income for 2005 was $820 million, an increase of $266 million, or 48.0 percent, compared to 2004. The increase in operating income primarily was due to higher revenues from the Company’s fleet growth, improved load factors, and higher fares, which more than offset a significant increase in the cost of jet fuel. The larger percentage increase in net income compared to operating income primarily was due to variability in Other (gains) losses, net, due to unrealized 2005 gains resulting from the Company’s fuel hedging activities, in accordance with SFAS 133.
      Operating Revenues. Consolidated operating revenues increased $1.1 billion, or 16.1 percent, primarily due to a $1.0 billion, or 15.9 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an increase in capacity, an increase in RPM yield, and an increase in load factor. Holding other factors constant (such as yields and load factor), almost 70 percent of the increase in passenger revenue was due to the Company’s 10.8 percent increase in available seat miles compared to 2004. The Company increased available seat miles as a result of the net addition of 28 aircraft (33 new 737-700 aircraft net of five 737-200 aircraft retirements). Approximately 18 percent of the increase in passenger revenue was due to the 2.8 percent increase in passenger yields. Average passenger fares increased 5.8 percent compared to 2004, primarily due to lower fare discounting because of the strong demand for air travel coupled with the availability of fewer seats from industrywide domestic capacity reductions. The remainder of the passenger revenue increase primarily was due to the 1.2 point increase in the Company’s load factor compared to 2004. The 70.7 percent load factor for 2005 represented the highest annual load factor in the Company’s history.
      The Company continues to be encouraged by the airline revenue environment. Although the Company significantly downsized its New Orleans operations following Hurricane Katrina during third quarter 2005, some of those flights have been added back as demand has increased to that city. In addition, because of strong industry demand, the Company was able to quickly re-deploy available aircraft from the New Orleans reduction in service to meet service needs in other cities within the Company’s network. The outlook for first quarter 2006 is favorable as the Company continues to enjoy strong revenue momentum and benefit from reductions in competitive capacity. Based on current traffic and revenue trends, the Company expects its January load factor and unit revenues to exceed January 2005 levels. While bookings for February and March are excellent, the shift in timing of the Easter holiday into April during 2006 versus March of 2005 will impact first quarter 2006 year-over-year trends. As a result, our first quarter 2006 unit revenue growth may not match fourth quarter 2005’s superb growth rate of 11.7 percent.
      Consolidated freight revenues increased $16 million, or 13.7 percent. Approximately 65 percent of the increase was due to an increase in freight and cargo revenues, primarily due to higher rates charged on shipments. The remaining 35 percent of the increase was due to higher mail revenues. The U.S. Postal Service periodically reallocates the amount of mail business given to commercial and freight air carriers and, during 2005, shifted more business to commercial carriers. Other revenues increased $39 million, or 29.3 percent, compared to 2004. Approximately 35 percent of the increase was from commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card. An additional 35 percent of the increase was due to an increase in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage during second quarter 2005. Among other changes, the limit at which baggage charges apply was reduced to 50 pounds per checked bag. The Company expects continued year-over-year increases in both freight and other revenues in first quarter 2006, although at lower rates than experienced in 2005.

      Operating Expenses. Consolidated operating expenses for 2005 increased $788 million, or 13.2 percent, compared to the 10.8 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2005 and 2004 followed by explanations of these changes on a per-ASM basis:

					Increase	Percent
	2005		2004		(Decrease)	Change

Salaries, wages, and benefits	3.17	¢	3.18	¢	(.01 )¢	(.3)%
Fuel and oil	1.57		1.30		.27	20.8
Maintenance materials and repairs	.51		.59		(.08)	(13.6)
Aircraft rentals	.19		.23		(.04)	(17.4)
Landing fees and other rentals	.53		.53		—	—
Depreciation and amortization	.55		.56		(.01)	(1.8)
Other	1.42		1.38		.04	2.9

Total	7.94	¢	7.77	¢	.17 ¢	2.2%

      Operating expenses per ASM increased 2.2 percent to 7.94 cents, primarily due to an increase in jet fuel prices, net of hedging gains. The Company was able to hold flat or reduce unit costs in every cost category, except fuel expense and other operating expense, through a variety of cost reduction and productivity efforts. These efforts, however, were entirely offset by the significant increase in the cost of fuel. Excluding fuel, CASM was 1.5 percent lower than 2004, at 6.37 cents. For first quarter 2006, the Company currently expects operating expenses per ASM, excluding fuel, to exceed the first quarter 2005 level of 6.32 cents, but improve from fourth quarter 2005’s 6.57 cents. A portion of the expected year-over-year increase compared to first quarter 2005 will be attributable to the Company’s January 1, 2006, adoption of SFAS 123R, Share-Based Payment (SFAS 123R).
      Salaries, wages, and benefits expense per ASM decreased ..3 percent compared to 2004, primarily due to productivity efforts that have enabled the Company to grow overall headcount at a rate that is less than the growth in ASMs. This decrease was partially offset by higher average wage rates, and higher profitsharing expense associated with the Company’s higher earnings.
      On January 1, 2006, the Company will be required to adopt SFAS 123R, which, among other things, will require the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, the Company had only shown, as permitted by SFAS 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1 to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. As a result of this accounting change, the Company expects its first quarter 2006 salaries, wages, and benefits to experience an increase in expense of approximately $20 million that was not present in first quarter 2005, due to the Company’s previous method of accounting under SFAS 123. Based on stock options issued to Employees prior to January 1, 2006, for the full year 2006, the Company expects salaries, wages, and benefits to experience an expense increase of approximately $65 million due to the adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements for more information on the 2006 adoption of SFAS 123R.
      The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association, which becomes amendable during September 2006. The Company’s Customer Service and Reservations Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which becomes amendable during November 2008, but which may become amendable during 2006 at the IAM’s option, under certain conditions. The Company’s Ramp, Operations, and Provisioning and Freight Agents are subject to an agreement with the Transportation Workers of America, AFL-CIO (“TWU”), which becomes amendable during November 2008, but which may become amendable during 2006 at the TWU’s option, under certain conditions. The Company is currently unable to predict whether its contracts with the IAM and TWU will become amendable during 2006.
      Fuel and oil expense per ASM increased 20.8 percent, primarily due to a 24.8 percent increase in the average jet fuel cost per gallon, net of hedging gains. The average cost per gallon of jet fuel in 2005 was $1.03 compared to 82.8 cents in 2004, excluding fuel-related taxes and net of hedging gains. The Company’s

2005 and 2004 average jet fuel costs are net of approximately $892 million and $455 million in gains from hedging activities, respectively. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft. These steps primarily included the addition of blended winglets to all of the Company’s 737-700 aircraft, and the upgrade of certain engine components on many aircraft. The Company estimates that these and other efficiency gains saved the Company approximately $70 million during 2005, at average unhedged market jet fuel prices.
      As detailed in Note 10 to the Consolidated Financial Statements, the Company has hedges in place for over 70 percent of its anticipated fuel consumption in 2006 with a combination of derivative instruments that effectively cap prices at average crude oil equivalent price of approximately $36 per barrel, and has hedged the refinery margins on the majority of those positions. Considering current market prices, the Company is forecasting a significant increase compared to the Company’s first quarter 2005 average fuel price per gallon of 90.3 cents, primarily because the Company’s hedge position is not as strong and market jet fuel prices are currently higher in 2006. The Company has a lower percentage of its fuel hedged, and the hedges in place are at higher average crude oil-equivalent prices. The majority of the Company’s near term hedge positions are in the form of option contracts, which protect the Company in the event of rising jet fuel prices and allow the Company to benefit in the event of declining prices.
      Maintenance materials and repairs per ASM decreased 13.6 percent compared to 2004, primarily due to a decrease in repair events for aircraft engines. Currently, the Company expects a decrease in maintenance materials and repairs expense per ASM in first quarter 2006, versus first quarter 2005, due to a decrease in the number of scheduled maintenance events. Also, see Note 2 to the Consolidated Financial Statements for discussion of a first quarter 2006 change in the Company’s accounting for heavy maintenance on its 737-300 and 737-500 aircraft.
      Aircraft rentals per ASM decreased 17.4 percent. Of the 33 aircraft the Company acquired during 2005, all are owned. In addition, during 2005, the Company renegotiated the leases on four aircraft, and, as a result, reclassified these aircraft from operating leases to capital leases. These transactions have increased the Company’s percentage of aircraft owned or on capital lease to 81 percent at December 31, 2005, from 79 percent at December 31, 2004. Based on the Company’s scheduled 2006 capacity increases and current aircraft financing plans, the Company expects a year-over-year decline in aircraft rental expense per ASM in first quarter 2006 versus first quarter 2005.
      Depreciation expense per ASM decreased 1.8 percent. An increase in depreciation expense per ASM from 33 new 737-700 aircraft purchased during 2005 and the higher percentage of owned aircraft, was more than offset by lower expense associated with the Company’s retirement of its 737-200 fleet and all 737-200 remaining spare parts by the end of January 2005. Based on the Company’s scheduled 2006 aircraft purchase commitments and capital expenditure plans, the Company expects first quarter 2006 depreciation expense per ASM to be slightly above the first quarter 2005 level of 55 cents per ASM.
      Other operating expenses per ASM increased 2.9 percent compared to 2004. Approximately 75 percent of the increase relates to higher 2005 security fees in the form of a $24 million retroactive assessment the Company received from the Transportation Security Administration in January 2006. The Company intends to vigorously contest this assessment; however, if it is unsuccessful in reversing or modifying it, 2006 security fees will be at similar levels. The remainder of the increase primarily related to higher fuel taxes as a result of the substantial increase in fuel prices compared to 2004. Based on current market jet fuel prices and expected higher security fees in 2006, the Company presently expects an increase in Other operating expenses per ASM in first quarter compared to the same 2005 period.
      Other. “Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $34 million, or 38.6 percent, primarily due to an increase in floating interest rates. The majority of the Company’s long-term debt is at floating rates. Excluding the effect of any new debt offerings the Company may execute during 2006, the Company expects an increase in interest expense compared to 2005, due to higher expected floating interest rates, partially offset by the borrowings due to be repaid in 2006 on their redemption dates. See Note 10 to the Consolidated Financial Statements for more information. Capitalized interest was flat compared to 2004 as lower 2005 progress payment balances for scheduled future aircraft deliveries were offset by higher interest rates. Interest income increased $26 million, or 123.8 percent, primarily due to an increase in rates earned on cash and investments. “Other (gains) losses, net” primarily in-

cludes amounts recorded in accordance with SFAS 133. See Note 10 to the Consolidated Financial Statements for more information on the Company’s hedging activities. During 2005, the Company recognized approximately $35 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness. Also during 2005, the Company recognized approximately $110 million of additional income in “Other (gains) losses, net,” related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this additional income, approximately $77 million was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $9 million was unrealized ineffectiveness associated with hedges designated for future periods, and $24 million was ineffectiveness and mark-to-market gains related to contracts that settled during 2005. For 2004, the Company recognized approximately $24 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $13 million in expense related to the ineffectiveness of its hedges and unrealized mark-to-market changes in the fair value of certain derivative contracts.
      Income Taxes. The provision for income taxes, as a percentage of income before taxes, increased to 37.29 percent in 2005 from 35.94 percent in 2004. The 2004 rate was favorably impacted by an adjustment related to the ultimate resolution of an airline industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs, and lower state income taxes. Although the Company expects its 2006 effective tax rate to be in the 38 percent range, the adoption of SFAS 123R will make it more difficult to forecast future rates, due to the difference in treatment of certain types of stock options for tax purposes. See Note 2 to the Consolidated Financial Statements for further information.

2004 Compared With 2003
      The Company’s consolidated net income for 2004 was $313 million ($.38 per share, diluted), as compared to 2003 net income of $442 million ($.54 per share, diluted), a decrease of $129 million or 29.2 percent. Operating income for 2004 was $554 million, an increase of $71 million, or 14.7 percent compared to 2003.

      As disclosed in Note 17 to the Consolidated Financial Statements, results for 2003 included $271 million as “Other gains” from the Emergency Wartime Supplemental Appropriations Act (Wartime Act). The Company believes that excluding the impact of this special item enhances comparative analysis of results. The grant was made to stabilize and support the airline industry as a result of the 2003 war with Iraq. Financial results including the grant were not indicative of the Company’s operating performance for 2003, nor should they be considered in developing trend analysis for future periods. There were no special items in 2004. The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2004 and 2003 with results excluding the impact of the government grant received in 2003:

	2004	2003

	(In millions, except
	per share and per
	ASM amounts)
Operating expenses, as reported	$5,976	$5,454
Profitsharing impact of government grant	—	(40)

Operating expenses, excluding grant impact	$5,976	$5,414

Operating expenses per ASM, as reported	$.0777	$.0760
Profitsharing impact of government grant	—	(.0006)

Operating expenses per ASM, excluding grant impact	$.0777	$.0754

Operating income, as reported	$554	$483
Profitsharing impact of government grant	—	40

Operating income, excluding impact of government grants	$554	$523

Net income, as reported	$313	$442
Government grant, net of income taxes and profitsharing	—	(144)

Net income, excluding government grants	$313	$298

Net income per share, diluted, as reported	$.38	$.54
Government grant, net of income taxes and profitsharing	—	(.18)

Net income per share, diluted, excluding government grants	$.38	$.36

      Excluding the government grant received, consolidated net income for 2004 increased $15 million, or 5.0 percent, compared to 2003 net income of $298 million. The increase primarily was due to higher revenues from the Company’s fleet growth and addition of capacity, which slightly exceeded higher costs. Excluding the impact of the 2003 government grant, 2004 operating income increased $31 million, or 5.9 percent, compared to 2003.
      Operating Revenues. Consolidated operating revenues increased $593 million, or 10.0 percent, primarily due to a $539 million, or 9.4 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an 11.4 percent increase in RPMs flown, driven by the Company’s growth and a 2.7 point increase in the Company’s load factor compared to 2003.
      The Company increased ASMs by 7.1 percent compared to 2003, primarily as a result of the net addition of 29 aircraft during 2004 (47 new aircraft, net of 18 aircraft retirements). The Company’s load factor for 2004 (RPMs divided by ASMs) was 69.5 percent, compared to 66.8 percent for 2003. Although this represented a strong load factor performance for the Company, passenger yields for 2004 (passenger revenue divided by RPMs) remained under considerable pressure due to significant capacity increases by a large majority of carriers. Passenger yields for 2004 declined to $.1176, compared to $.1197 in 2003, a decrease of 1.8 percent, because of heavy fare discounting arising as a result of the glut in industry seats available.
      Consolidated freight revenues increased $23 million, or 24.5 percent. Approximately 70 percent of the increase was due to an increase in freight and cargo revenues, primarily due to more units shipped. The remaining 30 percent of the increase was due to higher mail revenues, as the U.S. Postal Service shifted more business to commercial carriers. Other revenues increased $31 million, or 30.4 percent, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company-sponsored Chase® Visa card.
      Operating Expenses. Consolidated operating expenses for 2004 increased $522 million, or 9.6 percent, compared to the 7.1 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2004 and 2003 followed by explanations of these changes on a per-ASM basis:

					Increase	Percent
	2004		2003		(Decrease)	Change

Salaries, wages, and benefits	3.18	¢	3.10	¢	.08 ¢	2.6%
Fuel and oil	1.30		1.16		.14	12.1
Maintenance materials and repairs	.59		.60		(.01)	(1.7)
Aircraft rentals	.23		.25		(.02)	(8.0)
Landing fees and other rentals	.53		.52		.01	1.9
Depreciation and amortization	.56		.53		.03	5.7
Other	1.38		1.44		(.06)	(4.2)

Total	7.77	¢	7.60	¢	.17 ¢	2.2%

      Operating expenses per ASM increased 2.2 percent to $.0777, primarily due to an increase in jet fuel prices, net of hedging gains, and an increase in salaries, wages, and benefits. These increases were partially offset by the Company’s elimination of commissions paid to travel agents, which was effective December 15, 2003.
      Salaries, wages, and benefits expense per ASM increased 2.6 percent, inclusive of $40 million in additional expense from the profitsharing impact of the 2003 government grant. Excluding the profitsharing impact of the 2003 government grant, approximately 70 percent of the increase per ASM was due to higher salaries expense, primarily from higher average wage rates, and 25 percent was due to higher benefits costs, primarily health care and workers’ compensation. For fourth quarter 2004 versus 2003, salaries, wages, and benefits per ASM decreased 1.0 percent, as the Company benefited from increased labor productivity. This increase in productivity was driven primarily by headcount reductions from the Company’s reservations center consolidation and early-out program during 2004, and reduced hiring. See Note 9 to the Consolidated Financial Statements.
      During second quarter 2004, the Company and the Transport Workers Union Local 556 reached a tentative labor agreement for the Company’s Flight Attendants, which included both pay increases and the issuance of stock options. During July 2004, a majority of the Company’s Flight Attendants ratified the labor agreement, which is for the period from June 1, 2002, to May 31, 2008.
      During third quarter 2004, the Company and the Aircraft Mechanics Fraternal Association, representing the Company’s Mechanics, agreed to extend the date the current agreement becomes amendable to August 2008. The extension included both pay raises and the issuance of stock options, and was ratified by a majority of the Company’s Mechanics.
      During third quarter 2004, the Company and the International Brotherhood of Teamsters, representing the Company’s Flight Simulator Technicians, agreed to extend the date the current agreement becomes amendable to November 2011. The extension included both pay raises and the issuance of stock options, and was ratified by a majority of the Company’s Simulator Technicians.
      Fuel and oil expense per ASM increased 12.1 percent, primarily due to a 14.5 percent increase in the average jet fuel cost per gallon, net of hedging gains. The average cost per gallon of jet fuel in 2004 was 82.8 cents compared to 72.3 cents in 2003, excluding fuel-related taxes but including the effects of hedging activities. The Company’s 2004 and 2003 average jet fuel costs are net of approximately $455 million and $171 million in gains from hedging activities, respectively. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company took to improve the fuel efficiency of its aircraft. These steps primarily included the addi-

tion of blended winglets to 177 of the Company’s 737-700 aircraft as of December 31, 2004, and the upgrade of certain engine components on many aircraft. The Company estimates that these and other efficiency gains saved the Company approximately $28 million in 2004, at average unhedged market jet fuel prices.
      Aircraft rentals per ASM and depreciation and amortization expense per ASM were both impacted by a higher percentage of the aircraft fleet being owned. Aircraft rentals per ASM decreased 8.0 percent while depreciation and amortization expense per ASM increased 5.7 percent. Of the 47 aircraft the Company acquired during 2004, 46 are owned and one is on operating lease. This, along with the retirement of 16 owned and two leased aircraft, increased the Company’s percentage of aircraft owned or on capital lease to 79 percent at December 31, 2004, from 77 percent at December 31, 2003.
      Landing fees and other rentals per ASM increased 1.9 percent primarily due to the Company’s expansion of gate and counter space at several airports across our system.
      Other operating expenses per ASM decreased 4.2 percent compared to 2003 primarily due to the elimination of commissions paid to travel agents, effective December 15, 2003. In addition to this change, an increase in expense from higher fuel taxes as a result of the substantial increase in fuel prices was mostly offset by lower advertising expense.
      Other. “Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased by $3 million, or 3.3 percent, primarily due to the Company’s October 2003 redemption of $100 million of senior unsecured 8 3/4% Notes originally issued in 1991. This decrease was partially offset by the Company’s September 2004 issuance of $350 million 5.25% senior unsecured notes and the fourth quarter 2004 issuance of $112 million in floating-rate financing. Concurrently with the September 2004 issuance, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to floating rate. See Note 10 to the Consolidated Financial Statements for more information on the interest-rate swap agreement. Capitalized interest increased $6 million, or 18.2 percent, primarily as a result of higher 2004 progress payment balances for scheduled future aircraft deliveries, compared to 2003. Interest income decreased $3 million, or 12.5 percent, primarily due to a decrease in average invested cash balances. Other gains in 2003 primarily resulted from the government grant of $271 million received pursuant to the Wartime Act. See Note 17 to the Consolidated Financial Statements for further discussion of the grant. Other losses in 2004 primarily include amounts recorded in accordance with SFAS 133. See Note 10 to the Consolidated Financial Statements for more information on the Company’s hedging activities. During 2004, the Company recognized approximately $24 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $13 million in expense related to the ineffectiveness of its hedges and unrealized mark-to-market changes in the fair value of certain derivative contracts.
      Income Taxes. The provision for income taxes, as a percentage of income before taxes, decreased to 35.94 percent in 2004 from 37.60 percent in 2003. Approximately half of the rate reduction was due to lower effective state income tax rates. The remainder of the decrease primarily was due to a favorable adjustment related to the ultimate resolution of an industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs.
Liquidity and Capital Resources
      Net cash provided by operating activities was $2.2 billion in 2005 compared to $1.2 billion in 2004. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. For 2005, the increase in operating cash flows primarily was due to an increase in “Accounts payable and accrued liabilities” and higher net income in 2005 versus 2004. There was a $1.0 billion increase in accrued liabilities, primarily related to a $620 million increase in counterparty deposits associated with the Company’s fuel hedging program. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and Item 7A. Qualitative and Quantitative Disclosures about Market Risk, respectively. Cash generated in 2005 and in 2004 primarily was used to finance aircraft-related capital expenditures and to provide working capital.
      Cash flows used in investing activities in 2005 totaled $1.2 billion compared to $1.7 billion in 2004. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 33 new 737-700 aircraft in 2005 versus the purchase of 46 new 737-700s in 2004. In addition, progress payments for future deliveries were higher in 2004 than 2005. See Note 4 to the Consolidated Financial Statements. Investing activities for 2004 were also reduced $124 million by a change in the balance of the Company’s short-term investments, namely auction rate securities. Also, 2005 and 2004 included payments of $6 million and $34 million, respectively, for certain ATA assets. See Note 3 to the Consolidated Financial Statements for further information on the Company’s transaction with ATA.
      Net cash provided by financing activities was $213 million in 2005, primarily from the issuance of $300 million senior unsecured 5.125% notes in February 2005, net of the redemption of the Company’s $100 million senior unsecured 8% notes in March 2005. During 2005, the Company also received proceeds of $132 million from Employee exercises of stock options under its stock plans and repurchased $55 million of its common stock. In 2004, net cash provided by financing activities was $133 million, primarily from the issuance of $520 million in long-term debt. The majority of the debt issuance was the $350 million senior unsecured notes issued in September 2004, and the fourth quarter 2004 issuance of $112 million in floating-rate financing. The largest 2004 cash outflows in financing activities were from the Company’s repurchase of $246 million of its common stock during 2004, and the redemption of long-term debt, primarily the $175 million Aircraft Secured Notes that came due in November 2004. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.
      The Company has various options available to meet its 2006 capital and operating commitments, including cash on hand and short-term investments at December 31, 2005, of $2.5 billion, internally generated funds, and a $600 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability.
      The Company currently has outstanding shelf registrations for the issuance of up to $1.3 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future. The Company may issue a portion of these securities in 2006, primarily to replace debt that is coming due and to fund current fleet growth plans.
Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments
      Southwest has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. Along with the receipt of 33 new 737-700 aircraft in 2005, the Company has exercised its remaining options for aircraft to be delivered in 2006, and some of its options for aircraft to be delivered in 2007. As of January 2006, the Company had firm orders for 33 737-700 aircraft in 2006, 29 in 2007, and six in 2008. The Company also had options for seven 737-700 aircraft in 2007, 25 in 2008, and an additional 217 purchase rights for 737-700 aircraft for the years 2007 through 2012. The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from the manufacturer and must be exercised two years prior to the contractual delivery date.
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
      As shown in Item 2., and as disclosed in Note 8 to the Consolidated Financial Statements, the Company operates 93 aircraft leased from third parties, of which 84 are operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft are included below as well as in Note 8 to the Consolidated Financial Statements.

      The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2005:

	Obligations by Period

				Beyond
Contractual Obligations	2006	2007-2008	2009-2010	2010	Total

	(In millions)
Long-term debt(1)	$596	$123	$28	$1,222	$1,969
Interest commitments(2)	37	51	45	214	347
Capital lease commitments(3)	16	32	31	12	91
Operating lease commitments	332	583	454	1,164	2,533
Aircraft purchase commitments(4)	740	538	—	—	1,278
Other purchase commitments	44	26	24	11	105

Total contractual obligations	$1,765	$1,353	$582	$2,623	$6,323

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Related to fixed-rate debt

(3)	Includes amounts classified as interest

(4)	Firm orders from the manufacturer
      The Company may issue a portion of its $1.3 billion in outstanding shelf registrations as public debt securities during 2006.
      There were no outstanding borrowings under the revolving credit facility at December 31, 2005. See Note 6 to the Consolidated Financial Statements for more information on the Company’s revolving credit facility.
      In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. This program was completed during first quarter 2005, resulting in the total repurchase of approximately 20.9 million of its common shares.
      In January 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.
Critical Accounting Policies and Estimates
      The Company’s Consolidated Financial Statements have been prepared in accordance with United States GAAP. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue Recognition
      As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2005 was $649 million, compared to $529 million as of December 31, 2004.

      Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage”, tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets. Holding other factors constant, a ten-percent change in the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets for 2005 would have resulted in a $13 million change in Passenger revenues recognized for that period.
      Events and circumstances outside of historical fare sale activity or historical Customer travel patterns, as noted, can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. No material adjustments were recorded for years 2003, 2004, or 2005.
      The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets
      As of December 31, 2005, the Company had approximately $12.9 billion (at cost) of long-lived assets, including $11.0 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 361 Boeing 737 aircraft in the Company’s fleet at December 31, 2005, which are either owned or on capital lease. The remaining 84 Boeing 737 aircraft in the Company’s fleet at December 31, 2005, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.
      The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

		Estimated
		Residual
	Estimated Useful Life	Value

Aircraft and engines	23 to 25 years	15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	5 years or lease term	0%
      In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing). The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP. The Company does not expect its transition to a new, more efficient heavy maintenance program for 737-300 and 737-500 airframes in 2006 to have an impact on the estimated useful lives for those aircraft. See Note 2 to the Consolidated Financial Statements for more information on this change.
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

Financial Derivative Instruments
      The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices, and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). See “Qualitative and Quantitative Disclosures about Market Risk” for more information on these risk management activities and see Note 10 to the Consolidated Financial Statements for more information on SFAS 133, the Company’s fuel hedging program, and financial derivative instruments.
      SFAS 133 requires that all derivatives be marked to market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2005, the Company was a party to over 400 financial derivative instruments, related to fuel hedging, for year 2006 and beyond. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2005, was $1.7 billion, compared to $796 million at December 31, 2004. The large increase in fair value primarily was due to the dramatic increase in energy prices throughout 2005, and the Company’s addition of derivative instruments to increase its hedge positions in future years. Changes in the fair values of these instruments can vary dramatically, as was evident during 2005, based on changes in the underlying commodity prices. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.
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
      Estimating the fair value of these fuel hedging derivatives and forward prices for jet fuel will also result in changes in their values from period to period and thus determine how they are accounted for under SFAS 133. To the extent that the total change in the estimated fair value of a fuel hedging instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result, as defined by SFAS 133. This could result in the immediate recording of noncash charges or income, even though the derivative instrument may not expire until a future period. Likewise, if a cash flow hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “Other gains and losses” in the income statement in the period of the change.
      Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil-related commodities, especially considering the recent volatility in the prices of refined products. In addition, given the magnitude of the Company’s fuel hedge portfolio total market value, ineffectiveness can be highly material to financial results. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result in increased volatility in the Company’s results. Prior to 2005, the Company had not experienced significant ineffectiveness in its fuel hedges accounted for under SFAS 133, in relation to the fair value of the underlying financial derivative instruments. The significant increase in the amount of hedge ineffectiveness and unrealized gains on derivative contracts settling in future periods recorded during 2005 was due to a number of factors. These factors included: the recent significant increase in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to the foregoing reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued and correspondingly higher variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil-related products are leveraged over large dollar volumes.
      SFAS 133 is a complex accounting standard with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is executed by the Company. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil, heating oil, and unleaded gasoline).
      The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are used in the measurement of effectiveness for the Company’s fuel hedges, as required by SFAS 133. Any changes to the Company’s methodology for estimating future cash flows (i.e., jet fuel prices) will be applied prospectively, in accordance with SFAS 133. While the Company would expect that a change in the methodology for estimating future cash flows would result in more effective hedges over the long-term, such a change could result in more ineffectiveness, as defined, in the short-term, due to the prospective nature of enacting the change.
      The Company also utilizes financial derivative instruments in the form of interest rate swap agreements. The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Concurrently, the Company’s interest rate hedges are also intended to take advantage of market conditions in which short-term rates are significantly lower than the fixed longer term rates on the Company’s long-term debt. During 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012, and $375 million 5.496% Class A-2 pass-through certificates due 2006. The floating rate paid under each agreement sets in arrears. Under the first agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2005 is estimated to be 6.46 percent based on actual and forward rates at December 31, 2005. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until November 1, 2006. Based on actual and forward rates at December 31, 2005, the average floating rate paid under this agreement during 2005 is estimated to be 6.73 percent.
      During 2004, the Company also entered into an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The floating rate is set in advance. The average floating rate paid under this agreement during 2005 was 3.82 percent.
      The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2005, was a liability of approximately $31 million. The comparable fair value of these same agreements at December 31, 2004, was a liability of $16 million. The long-term portion of these amounts are recorded in “Other deferred liabilities” in the Consolidated Balance Sheet for each respective year and the current portion is reflected in “Accrued liabilities.” In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10 to the Consolidated Financial Statements.
      The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments, and forward jet fuel prices, would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.
Forward-Looking Statements
      Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A — Risk Factors.
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
      Southwest has interest rate risk in its floating rate debt obligations and interest rate swaps, and has commodity price risk in jet fuel required to operate its aircraft fleet. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. Southwest has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 93 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for

information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.
      Fuel hedging. The Company utilizes its fuel hedges, on both a short-term and a long-term basis, as a form of insurance against significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.4 billion gallons of jet fuel in 2006. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $14 million per year, excluding any impact of the Company’s fuel hedges.
      The fair values of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2005, were net assets of $1.7 billion. The current portion of these financial derivative instruments, or $640 million, is classified as “Fuel hedge contracts” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $1.0 billion, is included in “Other assets.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten-percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2005, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $420 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2005, levels, except underlying futures prices.
      Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2005, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2005, the Company held $950 million in cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The deposits are included in “Accrued liabilities” on the Consolidated Balance Sheet. See also Note 10 to the Consolidated Financial Statements.
      Financial market risk. The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an “A” credit rating on its senior unsecured fixed-rate debt with Standard & Poor’s and Fitch ratings agencies, and a “Baa1” credit rating with Moody’s rating agency. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012, the $375 million 5.496% Class A-2 pass-through certificates due 2006, and the $350 million 5.25% senior unsecured notes due 2014. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.
      Excluding the $385 million 6.5% senior unsecured notes, and the $350 million 5.25% senior unsecured notes that were converted to a floating rate as previously noted, the Company had outstanding senior unsecured notes totaling $500 million at December 31, 2005. These senior unsecured notes currently have a weighted-average maturity of 11.3 years at fixed rates averaging 6.125 percent at December 31, 2005, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The fixed-rate portion of the Company’s pass-through certificates consists of its Class A certificates and Class B certificates, which totaled $154 million at December 31, 2005. These Class A and Class B certificates had fixed rates averaging 5.7 percent at December 31, 2005 and mature during 2006. The carrying value of the Company’s floating rate debt totaled $1.2 billion, and this debt had a weighted-average maturity of 6.0 years at floating rates averaging 6.27 percent at December 31, 2005. In total, the Company’s fixed rate debt and floating rate debt represented 6.2 percent and 11.6 percent, respectively, of total noncurrent assets at December 31, 2005.
      The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $2.3 billion, and short-term investments, which totaled $251 million, at December 31, 2005. The Company invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, auction rate securities, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.
      A hypothetical ten percent change in market interest rates as of December 31, 2005, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2005, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $2 million. Utilizing these assumptions and considering the Company’s cash balance, short-term investments, and floating-rate debt outstanding at December 31, 2005, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.
      The Company is also subject to various financial covenants included in its credit card transaction processing agreement, the revolving credit facility, and outstanding debt agreements. Covenants include the maintenance of minimum credit ratings. For the revolving credit facility, the Company shall also maintain, at all times, a Coverage Ratio, as defined in the agreement, of not less than 1.25 to 1.0. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2005. However, if conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

Item 8.	Financial Statements and Supplementary Data
SOUTHWEST AIRLINES CO.
CONSOLIDATED BALANCE SHEET

	December 31,

	2005	2004

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,280	$1,048
Short-term investments	251	257
Accounts and other receivables	258	248
Inventories of parts and supplies, at cost	150	137
Fuel hedge contracts	641	428
Prepaid expenses and other current assets	40	54

Total current assets	3,620	2,172
Property and equipment, at cost:
Flight equipment	10,999	10,037
Ground property and equipment	1,256	1,202
Deposits on flight equipment purchase contracts	660	682

	12,915	11,921
Less allowance for depreciation and amortization	3,488	3,198

	9,427	8,723
Other assets	1,171	442

	$14,218	$11,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$524	$420
Accrued liabilities	2,074	1,047
Air traffic liability	649	529
Current maturities of long-term debt	601	146

Total current liabilities	3,848	2,142
Long-term debt less current maturities	1,394	1,700
Deferred income taxes	1,896	1,610
Deferred gains from sale and leaseback of aircraft	136	152
Other deferred liabilities	269	209
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 801,641,645 and 790,181,982 shares issued in 2005 and 2004, respectively	802	790
Capital in excess of par value	424	299
Retained earnings	4,557	4,089
Accumulated other comprehensive income	892	417
Treasury stock, at cost: 5,199,192 shares in 2004	—	(71)

Total stockholders’ equity	6,675	5,524

	$14,218	$11,337

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In millions, except
	per share amounts)
OPERATING REVENUES:
Passenger	$7,279	$6,280	$5,741
Freight	133	117	94
Other	172	133	102

Total operating revenues	7,584	6,530	5,937
OPERATING EXPENSES:
Salaries, wages, and benefits	2,702	2,443	2,224
Fuel and oil	1,342	1,000	830
Maintenance materials and repairs	430	457	430
Aircraft rentals	163	179	183
Landing fees and other rentals	454	408	372
Depreciation and amortization	469	431	384
Other operating expenses	1,204	1,058	1,031

Total operating expenses	6,764	5,976	5,454

OPERATING INCOME	820	554	483
OTHER EXPENSES (INCOME):
Interest expense	122	88	91
Capitalized interest	(39)	(39)	(33)
Interest income	(47)	(21)	(24)
Other (gains) losses, net	(90)	37	(259)

Total other expenses (income)	(54)	65	(225)

INCOME BEFORE INCOME TAXES	874	489	708
PROVISION FOR INCOME TAXES	326	176	266

NET INCOME	$548	$313	$442

NET INCOME PER SHARE, BASIC	$.70	$.40	$.56

NET INCOME PER SHARE, DILUTED	$.67	$.38	$.54

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2005, 2004, and 2003

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Par Value	Earnings	Income (Loss)	Stock	Total

	(In millions, except per share amounts)
Balance at December 31, 2002	$777	$136	$3,455	$54	$—	$4,422
Issuance of common stock pursuant to Employee stock plans	12	81	—	—	—	93
Tax benefit of options exercised	—	41	—	—	—	41
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	442	—	—	442
Unrealized gain on derivative instruments	—	—	—	66	—	66
Other	—	—	—	2	—	2

Total comprehensive income						510

Balance at December 31, 2003	$789	$258	$3,883	$122	$—	$5,052
Purchase of shares of treasury stock	—	—	—	—	(246)	(246)
Issuance of common and treasury stock pursuant to Employee stock plans	1	6	(93)	—	175	89
Tax benefit of options exercised	—	35	—	—	—	35
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	313	—	—	313
Unrealized gain on derivative instruments	—	—	—	293	—	293
Other	—	—	—	2	—	2

Total comprehensive income						608

Balance at December 31, 2004	$790	$299	$4,089	$417	$(71)	$5,524
Purchase of shares of treasury stock	—	—	—	—	(55)	(55)
Issuance of common and treasury stock pursuant to Employee stock plans	12	60	(66)	—	126	132
Tax benefit of options exercised	—	65	—	—	—	65
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	548	—	—	548
Unrealized gain on derivative instruments	—	—	—	474	—	474
Other	—	—	—	1	—	1

Total comprehensive income						1,023

Balance at December 31, 2005	$802	$424	$4,557	$892	$—	$6,675

See accompanying notes.

SOUTHWEST AIRLINES CO.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548	$313	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469	431	384
Deferred income taxes	257	184	183
Amortization of deferred gains on sale and leaseback of aircraft	(16)	(16)	(16)
Amortization of scheduled airframe inspections and repairs	49	52	49
Income tax benefit from Employee stock option exercises	65	35	41
Changes in certain assets and liabilities:
Accounts and other receivables	(9)	(75)	43
Other current assets	(59)	(44)	(19)
Accounts payable and accrued liabilities	855	231	129
Air traffic liability	120	68	50
Other	(50)	(22)	50

Net cash provided by operating activities	2,229	1,157	1,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,210)	(1,775)	(1,238)
Change in short-term investments, net	6	124	(381)
Payment for assets of ATA Airlines, Inc.	(6)	(34)	—
Debtor in possession loan to ATA Airlines, Inc.	—	(40)	—
Other	—	(1)	—

Net cash used in investing activities	(1,210)	(1,726)	(1,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	300	520	—
Proceeds from Employee stock plans	132	88	93
Payments of long-term debt and capital lease obligations	(149)	(207)	(130)
Payments of cash dividends	(14)	(14)	(14)
Repurchase of common stock	(55)	(246)	—
Other, net	(1)	(8)	3

Net cash provided by (used in) financing activities	213	133	(48)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,232	(436)	(331)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,048	1,484	1,815

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,280	$1,048	$1,484

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$71	$38	$62
Income taxes	$8	$2	$51
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
In December 2005, the Company obtained the rights to four of ATA Airlines, Inc. (ATA) leased Chicago Midway Airport gates in exchange for a $20 million reduction of the Debtor in possession loan to ATA:

Rights to Chicago Midway Gates acquired	$20
Debtor in possession loan to ATA reduction	$(20)
See accompanying notes.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Summary of Significant Accounting Policies
      Basis Of Presentation. Southwest Airlines Co. (Southwest) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of Southwest and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
      Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2004, the Company has reclassified certain amounts as “Short-term investments”, that were previously classified as “Cash and cash equivalents.” In the Consolidated Statement of Cash Flows for 2004 and 2003, changes in the amounts of “Short-term investments” are classified as cash flows from investing activities. In the Consolidated Statement of Income for 2004 and 2003, amounts previously classified as “Agency commissions” are now classified in “Other operating expenses.”
      Cash And Cash Equivalents. Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with maturities of three months or less are classified as cash and cash equivalents, which primarily consist of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates market value.
      Short-Term Investments. Short-term investments consist of auction rate securities with auction reset periods of less than 12 months. These investments are classified as available-for-sale securities and are stated at fair value. Unrealized gains and losses, net of tax, are recognized in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheet. Realized gains and losses are reflected in “Interest income” in the accompanying Consolidated Income Statement.
      Inventories. Inventories of flight equipment expendable parts, materials, and supplies are carried at average cost. These items are generally charged to expense when issued for use.
      Property And Equipment. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are 15 percent and for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.
      In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types and recommendations from Boeing, the manufacturer of the Company’s aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, modifications or improvements to the aircraft, changes in utilization of the aircraft (actual flight hours or cycles during a given period of time), governmental regulations on aging aircraft, changing market prices of new and used aircraft of the same or similar types, etc. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP.
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

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating or cash flow losses associated with the use of the long-lived asset, etc. While the airline industry as a whole has experienced many of these indicators, Southwest has continued to operate all of its aircraft and continues to experience positive cash flow.
      Aircraft And Engine Maintenance. The cost of scheduled engine inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. For the Company’s 737-300 and 737-500 aircraft fleet types, scheduled airframe inspections and repairs, known as D checks, are generally performed every ten years. Costs related to D checks are capitalized and amortized over the estimated period benefited, presently the least of ten years, the time until the next D check, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.
      As of December 31, 2005, the majority of the Company’s fleet was made up of its newest aircraft type, the 737-700. This aircraft type is maintained under a “next-generation” maintenance program, called MSG-3, in which tasks are bundled based on data gathered relative to fleet performance. Scheduled maintenance is still performed at recommended intervals; however, this program does not contain a D check. The costs of scheduled airframe inspections and repairs under this maintenance program are expensed as incurred, as those expenses more readily approximate the underlying scheduled maintenance tasks. See Note 2 regarding a 2006 change in the Company’s maintenance program for 737-300 and 737-500 aircraft.
      Intangible Assets. Intangible assets primarily consist of leasehold rights to airport owned gates acquired by the Company during 2004 and 2005. These assets are amortized on a straight-line basis over the expected useful life of the lease, approximately 20 years. The accumulated amortization related to the Company’s intangible assets at December 31, 2004, and 2005, was not material. The Company periodically assesses its intangible assets for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets;however, no impairments have been noted.
      Revenue Recognition. Tickets sold are initially deferred as “Air traffic liability”. Passenger revenue is recognized when transportation is provided. “Air traffic liability” primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s revenue recognition method with respect to forfeited tickets.
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
      Frequent Flyer Program. The Company accrues the estimated incremental cost of providing free travel for awards earned under its Rapid Rewards frequent flyer program. The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits are accounted for under the residual value method. The portion of those funds associated with future travel are deferred and recognized as “Passenger revenue” when the ultimate free travel awards are flown or the credits expire unused. The portion of the funds not associated with future travel are recognized in “Other revenue” in the period earned.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising. The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $173 million, $158 million, and $155 million, respectively.
      Stock-based Employee Compensation. The Company has stock-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Compensation expense for other stock options is not material.
      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based Employee compensation:

	2005	2004	2003

	(In millions, except
	per share amounts)
Net income, as reported	$548	$313	$442
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(43)	(74)	(57)

Pro forma net income	$505	$239	$385

Net income per share
Basic, as reported	$.70	$.40	$.56
Basic, pro forma	$.63	$.31	$.49
Diluted, as reported	$.67	$.38	$.54
Diluted, pro forma	$.62	$.30	$.48
      As required, the pro forma disclosures above include options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. For options with graded vesting, expense is recognized on a straight-line basis over the vesting period. See Note 13 for further discussion of the Company’s stock-based Employee compensation and Note 2 for further information regarding the Company’s January 1, 2006, adoption of SFAS 123R.
      Financial Derivative Instruments. The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates. These interest rate hedges are accounted for as fair value hedges, as defined by SFAS 133.
      Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Income Taxes. The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, as amended. SFAS 109 requires an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, in accordance with SFAS 109, the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

2.	Accounting Changes

Share-based Compensation
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, the Company will adopt SFAS 123R as of the required effective date for calendar year companies, which is January 1, 2006.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
      The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
      SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s Consolidated Statement of Cash Flows, were $65 million, $35 million, and $41 million, respectively, for 2005, 2004, and 2003.
      The Company is still evaluating which method of adoption it will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to Employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2006, will reduce first quarter net earnings by approximately $10 million ($.01 per share, diluted). See Note 13 for further information on the Company’s stock-based compensation plans.

Aircraft and Engine Maintenance
      In first quarter 2006, the Company will begin transitioning the maintenance program for performing planned airframe maintenance on its fleet of 737-300 and 737-500 aircraft. The previous program utilized was a periodic “hard time” program, which required specific activities, including replacement of specified components, and D checks that were capitalized and amortized over the estimated period benefited. This estimated period was the least of ten years, the next D check, or the remaining life of the aircraft (the MSG-2 program.) The Company’s new program for these aircraft is a “top-down” program, which requires more frequent inspections in many cases, with repairs and replacements performed when defects are detected rather than at stipulated intervals without regard to the condition of the components (the “MSG-3 program”). The MSG-3 program does not include D checks.
      Due to the change in the nature of the maintenance activities performed, the Company will change its method of accounting for scheduled airframe and inspection repairs for 737-300 and 737-500 aircraft from the deferral method to the direct expense method, effective January 1, 2006. Under the direct expense method, the cost of scheduled airframe and inspection repairs is expensed as incurred. The Company believes the direct expense method is preferable to its former method because it more closely aligns with the nature of activities performed, it eliminates any judgment in determining which costs should be deferred versus expensed, it matches the method currently utilized on the Company’s 737-700 fleet, and it is the predominant method utilized for airframe maintenance in the airline industry, particularly among the largest airlines. The remaining net unamortized balance of previously capitalized D checks in the Company’s Consolidated Balance Sheet was a net asset of $216 million at December 31, 2005.
      The Company will record the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which is also effective for calendar year companies on January 1, 2006. SFAS 154 requires that all elective accounting changes be made on a retrospective basis, resulting in the restatement of all prior period financial statements presented. As such, concurrent with the filing of the Company’s first quarter 2006 Form 10-Q, the Company will restate prior period results as a result of this change.

3.	Acquisition of Certain Assets
      In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets. As part of the transaction, which was approved in December 2004, Southwest agreed to pay $40 million for certain ATA assets, consisting of the leasehold rights to six of ATA’s leased Chicago Midway Airport gates and the rights to a leased aircraft maintenance hangar at Chicago Midway Airport. In addition, Southwest provided ATA with $40 million in debtor-in-possession financing while ATA remains in bankruptcy, and also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million. As part of this original transaction, Southwest also committed, upon ATA’s emergence from bankruptcy, to convert the debtor-in-possession financing to a term loan, payable over five years, and to invest $30 million in cash into ATA convertible preferred stock.
      During fourth quarter 2005, ATA, although still in bankruptcy, entered into an agreement in which an investor, MatlinPatterson Global Opportunities Partners II (“MatlinPatterson”) would provide financing to enable ATA to emerge from bankruptcy in early 2006. As part of this transaction, Southwest entered into an agreement with ATA to acquire the leasehold rights to four additional leased gates at Chicago Midway Airport in exchange for a $20 million reduction in the Company’s debtor-in-possession loan. This resulted in a $20 million increase to intangible assets, classified in Other assets, and a corresponding $20 million decrease in Accounts and other receivables on the Consolidated Balance Sheet. Since this transaction was non-cash, it is not reflected in the Consolidated Statement of Cash Flows. Upon ATA’s emergence from bankruptcy, it will repay the remaining $20 million balance of the debtor-in-possession financing, and will provide a letter of credit to support Southwest’s obligation under the construction loan to the City of Chicago. In addition, as part of the 2005 agreement, Southwest has also been relieved of its commitment to purchase ATA converti-

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ble preferred stock. The 2005 agreement is subject to certain conditions including ATA’s successful emergence from bankruptcy on or before February 28, 2006.
      Southwest and ATA agreed on a code share arrangement, which was approved by the Department of Transportation in January 2005. Under the agreement, which has since been expanded, each carrier can exchange passengers on certain designated flights. Sales of the code share flights began January 16, 2005, with travel dates beginning February 4, 2005. As part of the December 2005 agreement with ATA, Southwest has enhanced its codeshare arrangement with ATA, subject to certain conditions, including ATA’s confirmation of a Plan of Reorganization, which must be fulfilled by February 28, 2006.

4.	Commitments
      The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2005, the Company had contractual purchase commitments with Boeing for 33 737-700 aircraft deliveries in 2006, 28 scheduled for delivery in 2007, and six in 2008. During January 2006, the Company exercised an additional option for 2007 to bring our commitment to 29 aircraft for that year. In addition, the Company has options and purchase rights for an additional 249 737-700s that it may acquire during 2007-2012, following the January 2006 option exercise. The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of December 31, 2005, aggregate funding needed for firm commitments is approximately $1.3 billion, subject to adjustments for inflation, due as follows: $740 million in 2006, $458 million in 2007, and $80 million in 2008.

5.	Accrued Liabilities

	2005	2004

	(In millions)
Retirement plans (Note 14)	$142	$89
Aircraft rentals	116	127
Vacation pay	135	120
Advances and deposits	955	334
Deferred income taxes	489	218
Other	237	159

Accrued liabilities	$2,074	$1,047

6.	Revolving Credit Facility
      The Company has a revolving credit facility under which it can borrow up to $600 million from a group of banks. The facility expires in August 2010 and is unsecured. At the Company’s option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If fully drawn, the spread over LIBOR would be 62.5 basis points given Southwest’s credit rating at December 31, 2005. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pretax income to fixed obligations, as defined. As of December 31, 2005, the Company is in compliance with this covenant, and there are no outstanding amounts borrowed under this facility.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

	2005	2004

	(In millions)
8% Notes due 2005	$—	$100
Zero coupon Notes due 2006	58	58
Pass Through Certificates	523	544
7 7/8% Notes due 2007	100	100
French Credit Agreements due 2012	41	44
6 1/2% Notes due 2012	370	377
5 1/4% Notes due 2014	340	348
5 1/8% Notes due 2017	300	—
French Credit Agreements due 2017	106	111
7 3/8% Debentures due 2027	100	100
Capital leases (Note 8)	74	80

	2,012	1,862
Less current maturities	601	146
Less debt discount and issue costs	17	16

	$1,394	$1,700

      In first quarter 2005, the Company redeemed its $100 million senior unsecured 8% Notes on their maturity date of March 1, 2005.
      During February 2005, the Company issued $300 million senior unsecured Notes due 2017. The Notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment made on September 1, 2005. Southwest used the net proceeds from the issuance of the notes, approximately $296 million, for general corporate purposes.
      In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. Although the interest on the borrowings are at floating rates, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 45 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans, and the Company may terminate the arrangements in any year on either of those dates, with certain conditions. The Company pledged four aircraft as collateral for the transactions.
      In September 2004, the Company issued $350 million senior unsecured Notes due 2014. The notes bear interest at 5.25 percent, payable semi-annually in arrears, on April 1 and October 1. Concurrently, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement. Southwest used the net proceeds from the issuance of the notes, approximately $346 million, for general corporate purposes.
      In February 2004 and April 2004, the Company issued two separate $29 million two-year notes, each secured by one new 737-700 aircraft. Both of the notes are non-interest bearing and accrete to face value at maturity at annual rates of 2.9 percent and 3.4 percent, respectively. The proceeds of these borrowings were used to fund the individual aircraft purchases.
      On March 1, 2002, the Company issued $385 million senior unsecured Notes due March 1, 2012. The notes bear interest at 6.5 percent, payable semi-annually on March 1 and September 1. Southwest used the net proceeds from the issuance of the notes, approximately $380 million, for general corporate purposes. During 2003, the Company entered into an interest rate swap agreement relating to these notes. See Note 10 for further information.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 30, 2001, the Company issued $614 million Pass Through Certificates consisting of $150 million 5.1% Class A-1 certificates, $375 million 5.5% Class A-2 certificates, and $89 million 6.1% Class B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes, which were issued by Southwest on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 29 Boeing 737 -700 aircraft owned by Southwest and are secured by a mortgage on such aircraft. Interest on the equipment notes held for the certificates is payable semiannually, on May 1 and November 1. Beginning May 1, 2002, principal payments on the equipment notes held for the Class A-1 certificates are due semiannually until the balance of the certificates mature on May 1, 2006. The entire principal of the equipment notes for the Class A-2 and Class B certificates are scheduled for payment on November 1, 2006. During 2003, the Company entered into an interest rate swap agreement relating to the $375 million 5.5% Class A-2 certificates. See Note 10 for further information.
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
      The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $856 million at December 31, 2005.
      As of December 31, 2005, aggregate annual principal maturities (not including amounts associated with interest rate swap agreements, and interest on capital leases) for the five-year period ending December 31, 2010, were $612 million in 2006, $127 million in 2007, $28 million in 2008, $29 million in 2009, $30 million in 2010, and $1.2 billion thereafter.

8.	Leases
      The Company had nine aircraft classified as capital leases at December 31, 2005. The amounts applicable to these aircraft included in property and equipment were:

	2005	2004

	(In millions)
Flight equipment	$164	$173
Less accumulated depreciation	113	126

	$51	$47

      Total rental expense for operating leases, both aircraft and other, charged to operations in 2005, 2004, and 2003 was $409 million, $403 million, and $386 million, respectively. The majority of the Company’s terminal operations

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
space, as well as 84 aircraft, were under operating leases at December 31, 2005. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2005, were:

	Capital Leases	Operating Leases

	(In millions)
2006	$16	$332
2007	16	309
2008	16	274
2009	16	235
2010	15	219
After 2010	12	1,164

Total minimum lease payments	91	$2,533

Less amount representing interest	17

Present value of minimum lease payments	74
Less current portion	11

Long-term portion	$63

      The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9.	Consolidation of Reservations Centers
      In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company’s website, www.southwest.com, now accounts for almost 70 percent of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company’s remaining six centers. Those Employees choosing not to relocate, approximately 55% of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Center consolidation, recognized in first quarter 2004, was approximately $18 million. Employee severance and benefit costs were reflected in “Salaries, wages, and benefits,” and the majority of other costs in “Other operating expenses” in the Consolidated Statement of Income. The total remaining amount accrued (not yet paid) was immaterial at December 31, 2005.

10.	Derivative and Financial Instruments

Fuel Contracts
      Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 2005, 2004, and 2003 represented approximately 19.8 percent, 16.7 percent, and 15.2 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.
      The Company has utilized financial derivative instruments for both short-term and long-term time

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
frames. In addition to the significant hedging positions the Company had in place during 2005, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 70 percent of its 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $36 per barrel, and has also hedged the refinery margins on most of those positions. The Company is also over 60 percent hedged for 2007 at approximately $39 per barrel, over 35 percent hedged for 2008 at approximately $38 per barrel, and approximately 30 percent hedged for 2009 at approximately $39 per barrel.
      The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. See Note 11 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other gains and losses” in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “Other gains and losses” in the income statement in the period of the change.
      Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel hedge derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains on derivative contracts settling in future periods recorded during the Company’s most recent five fiscal quarters was due to a number of factors. These factors included: the recent significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.
      During 2005, the Company recognized approximately $110 million of additional income in “Other (gains) losses, net,” related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $77 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $9 million was ineffectiveness associated with hedges designated for future periods, and $24 million was ineffectiveness and mark-to-market gains related to hedges that settled during 2005. During 2004, the Company recognized approximately $13 million of additional expense in “Other (gains) losses, net,” related

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the ineffectiveness of its hedges. During 2003, the Company recognized approximately $16 million of additional income in “Other (gains) losses, net,” related to the ineffectiveness of its hedges. During 2005, 2004, and 2003, the Company recognized approximately $35 million, $24 million, and $29 million of net expense, respectively, related to amounts excluded from the Company’s measurements of hedge effectiveness, in “Other (gains) losses, net”.
      During 2005, 2004, and 2003, the Company recognized gains in “Fuel and oil” expense of $890 million, $455 million, and $171 million, respectively, from hedging activities. At December 31, 2005 and 2004, approximately $83 million and $51 million, respectively, due from third parties from expired derivative contracts, is included in “Accounts and other receivables” in the accompanying Consolidated Balance Sheet. The fair value of the Company’s financial derivative instruments at December 31, 2005, was a net asset of approximately $1.7 billion. The current portion of these financial derivative instruments, $640 million, is classified as “Fuel hedge contracts” and the long-term portion, $1.1 billion, is classified as “Other assets” in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.
      As of December 31, 2005, the Company had approximately $890 million in unrealized gains, net of tax, in “Accumulated other comprehensive income (loss)” related to fuel hedges. Included in this total are approximately $327 million in net unrealized gains that are expected to be realized in earnings during 2006.

Interest Rate Swaps
      During 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012 and $375 million 5.496% Class A-2 pass-through certificates due 2006. The floating rate paid under each agreement is set in arrears. Under the first agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2005 is estimated to be 6.46 percent based on actual and forward rates at December 31, 2005. Under the second agreement, the Company pays LIBOR plus a margin every six months and receives 5.496% every six months on a notional amount of $375 million until 2006. Based on actual and forward rates at December 31, 2005, the average floating rate paid under this agreement during 2005 is estimated to be 6.73 percent.
      During 2004, the Company entered into an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The floating rate is set in advance. The average floating rate paid under this agreement during 2005 was 3.82 percent.
      The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Concurrently, the Company’s interest rate hedges are also intended to take advantage of market conditions in which short-term rates are significantly lower than the fixed longer term rates on the Company’s long-term debt. The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2005, was a liability of approximately $31 million. The long-term portion of this amount is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet and the current portion is reflected in “Accrued liabilities”. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 7.
      Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk,

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2005, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2005, the Company held $950 million in fuel hedge related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance and cash flows as of and for a particular operating period, are included in “Accrued liabilities” on the Consolidated Balance Sheet and are included as “Operating cash flows” in the Consolidated Statement of Cash Flows.
      The carrying amounts and estimated fair values of the Company’s long-term debt and fuel contracts at December 31, 2005 were as follows:

	Carrying	Estimated
	Value	Fair Value

	(In millions)
Zero coupon Notes due 2006	$58	$58
Pass Through Certificates	523	525
7 7/8% Notes due 2007	100	104
French Credit Agreements due 2012	41	41
6 1/2% Notes due 2012	370	392
5 1/4% Notes due 2014	340	332
5 1/8% Notes due 2017	300	282
French Credit Agreements due 2017	106	106
7 3/8% Debentures due 2027	100	111
Fuel Contracts	1,678	1,678
      The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

11.	Comprehensive Income
      Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $1.0 billion, $608 million, and $510 million for 2005, 2004, and 2003, respectively. The differences between “Net income” and “Comprehensive income” for these years are as follows:

	2005	2004	2003

	(In millions)
Net income	$548	$313	$442
Unrealized gain (loss) on derivative
instruments, net of deferred taxes of $300, $185 and $43	474	293	66
Other, net of deferred taxes of $0, $1 and $1	1	2	2

Total other comprehensive income	475	295	68

Comprehensive income	$1,023	$608	$510

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2005, 2004, and 2003, is shown below:

	Fuel		Accumulated Other
	Hedge		Comprehensive
	Derivatives	Other	Income (Loss)

	(In millions)
Balance at December 31, 2003	$123	$(1)	$122
2004 changes in fair value	558	2	560
Reclassification to earnings	(265)	—	(265)

Balance at December 31, 2004	416	1	417
2005 changes in fair value	999	1	1,000
Reclassification to earnings	(525)	—	(525)

Balance at December 31, 2005	$890	$2	$892

12.	Common Stock
      The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2005, the Company had 236 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 36 million shares have not been granted.)
      In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During first quarter 2005, the Company completed this program. In total, the Company repurchased approximately 20.9 million of its common shares during the course of the program.
      In January 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

13.	Stock Plans
      The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Vesting terms differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are granted at the fair market value of the Company’s common stock on the date of grant, have ten-year terms, and vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had 6.3 million options outstanding to purchase the Company’s common stock as of December 31, 2005.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	Collective Bargaining Plans		Other Employee Plans

		Wtd. Average		Wtd. Average
	Options	Exercise Price	Options	Exercise Price

	(In thousands, except exercise prices)
Outstanding December 31, 2002	104,020	$9.51	34,152	$11.47
Granted	26,674	13.53	4,770	14.63
Exercised	(7,422)	6.78	(3,318)	7.95
Surrendered	(3,214)	12.69	(1,052)	13.57

Outstanding December 31, 2003	120,058	10.47	34,552	12.21
Granted	14,131	14.41	4,255	15.05
Exercised	(7,222)	6.59	(3,133)	6.79
Surrendered	(6,264)	13.62	(1,453)	14.54

Outstanding December 31, 2004	120,703	10.98	34,221	12.94
Granted	1,697	14.91	6,662	15.60
Exercised	(14,739)	6.13	(3,800)	7.09
Surrendered	(2,417)	13.89	(1,263)	15.60

Outstanding December 31, 2005	105,244	$11.65	35,820	$13.96

Exercisable December 31, 2005	76,283	$10.73	20,395	$13.78
Available for grant in future periods	28,798		5,359
      The following table summarizes information about stock options outstanding under the fixed option plans at December 31, 2005:

	Options Outstanding			Options Exercisable

	Options	Wtd-Average		Options
	Outstanding at	Remaining	Wtd-Average	Exercisable at	Wtd-Average
Range of Exercise Prices	12/31/05 (000s)	Contractual Life	Exercise Price	12/31/05 (000s)	Exercise Price

$ 3.95 to $5.87	25,906	1.0 yrs	$4.12	25,272	$4.12
$ 7.04 to $10.49	6,565	3.1 yrs	8.91	4,274	8.78
$10.87 to $16.30	93,277	5.8 yrs	13.74	58,479	13.60
$16.32 to $23.93	15,316	6.1 yrs	18.27	8,653	18.81

$ 3.72 to $23.93	141,064	4.9 yrs	$12.24	96,678	$11.37

      Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, as of December 31, 2005, the Company is authorized to issue up to a remaining balance of 2.0 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 1.5 million shares in 2005, 1.5 million shares in 2004, and 1.4 million shares in 2003, at average prices of $13.19, $13.47, and $14.04, respectively. The weighted-average fair value of each purchase right under the ESPP granted in 2005, 2004, and 2003, which is equal to the ten percent discount from the market value of the common stock at the end of each purchase period, was $1.47, $1.50, and $1.56, respectively.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2005	2004	2003

Wtd-average risk-free interest rate	4.1%	3.1%	2.6%
Expected life of option (years)	4.7	4.0	4.2
Expected stock volatility	26.2%	34.0%	34.0%
Expected dividend yield	0.09%	0.11%	0.13%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. During 2005, the Company modified its method of determining expected future volatility associated with options granted. Prior to 2005, the Company primarily had determined this volatility by observation of historical volatility trends, subject to adjustment by exclusion of outliers that were not deemed typical of trends noted during the periods observed. For 2005, the Company relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties.
      The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79. The fair value of options granted under the fixed option plans during 2004 ranged from $3.45 to $7.83. The fair value of options granted under the fixed option plans during 2003 ranged from $3.33 to $8.17.

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
      Company contributions to all retirement plans expensed in 2005, 2004, and 2003 were $264 million, $200 million, and $219 million, respectively.

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
      The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2005 and 2004:

	2005	2004

	(In millions)
APBO at beginning of period	$80	$77
Service cost	12	10
Interest cost	4	5
Benefits paid	(2)	(1)
Actuarial (gain) loss	—	(11)
Plan amendments	—	—

APBO at end of period	$94	$80

      During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. In excess of 1,000 Employees at these locations did not elect to relocate to the Company’s remaining centers and, instead, accepted severance packages offered by the Company. See Note 9 for further information. Also during

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, the Company offered an early-out option to substantially all Employees, primarily in an effort to alleviate overstaffing in certain areas of the Company. As a result of the reduction in headcount associated with these events, the Company remeasured its benefit obligation, resulting in the 2004 gain.
      The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2005, would have the following effects:

	1% Increase	1% Decrease

	(In millions)
Increase (decrease) in total service and interest costs	$2	$(1)
Increase (decrease) in the APBO	$7	$(7)
      The Company’s plans are unfunded, and benefits are paid as they become due. For 2005, both benefits paid and Company contributions to the plans were each $2 million. For 2004, both benefits paid and Company contributions to the plans were each $1 million. Estimated future benefit payments expected to be paid for each of the next five years are $4 million in 2006, $6 million in 2007, $8 million in 2008, $10 million in 2009, $12 million in 2010, and $84 million for the next five years thereafter.
      The following table shows the calculation of the accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2005 and 2004:

	2005	2004

	(In millions)
Funded status	$(94)	$(80)
Unrecognized net actuarial loss	6	4
Unrecognized prior service cost	4	8

Cost recognized on Consolidated Balance Sheet	$(84)	$(68)

      The Company’s periodic postretirement benefit cost for the years ended December 31, 2005, 2004, and 2003, included the following:

	2005	2004	2003

	(In millions)
Service cost	$12	$10	$9
Interest cost	4	5	4
Amortization of prior service cost	2	2	2
Recognized actuarial loss	—	1	1

Net periodic postretirement benefit cost	$18	$18	$16

      Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2005	2004	2003

Wtd-average discount rate	5.25%	6.25%	6.75%
Assumed healthcare cost trend rate(1)	9.00%	10.00%	10.00%

(1)	The assumed healthcare cost trend rate is assumed to decrease to 8.50% for 2006, then decline gradually to 5% by 2013 and remain level thereafter.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004

	(In millions)
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,251	$2,027
Scheduled airframe maintenance	87	83
Fuel hedges	564	264
Other	3	11

Total deferred tax liabilities	2,905	2,385
DEFERRED TAX ASSETS:
Deferred gains from sale and leaseback of aircraft	76	83
Capital and operating leases	70	73
Accrued employee benefits	132	110
State taxes	57	52
Net operating loss carry forward	164	186
Other	21	53

Total deferred tax assets	520	557

Net deferred tax liability	$2,385	$1,828

      The provision for income taxes is composed of the following:

	2005	2004	2003

	(In millions)
CURRENT:
Federal	$60	$(8)	$73
State	9	—	10

Total current	69	(8)	83
DEFERRED:
Federal	241	178	170
State	16	6	13

Total deferred	257	184	183

	$326	$176	$266

      For the year 2004, Southwest Airlines Co. had a tax net operating loss of $616 million for federal income tax purposes. The Company carried a portion of this net operating loss back to prior periods, resulting in a $35 million refund of federal taxes previously paid. This refund was received during 2005. The Company applied a portion of this 2004 net operating loss to the 2005 tax year, resulting in the payment of no federal taxes for this year. The $69 million current tax provision relates to the tax benefit of stock options exercised during 2005. The remaining portion of the Company’s federal net operating loss that can be carried forward to future years is estimated at $453 million, and expires in 2024.

SOUTHWEST AIRLINES CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

	2005	2004	2003

	(In millions)
Tax at statutory U.S. tax rates	$306	$171	$247
Nondeductible items	8	7	7
State income taxes, net of federal benefit	16	4	15
Other, net	(4)	(6)	(3)

Total income tax provision	$326	$176	$266

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

16.	Net Income Per Share
      The following table sets forth the computation of net income per share, basic and diluted:

	2005	2004	2003

	(In millions, except per
	share amounts)
Net income	$548	$313	$442
Weighted-average shares outstanding, basic	789	783	783
Dilutive effect of Employee stock options	25	32	39

Adjusted weighted-average shares outstanding, diluted	814	815	822

Net income per share, basic	$.70	$.40	$.56

Net income per share, diluted	$.67	$.38	$.54

      The Company has excluded 12 million, 31 million, and 10 million shares from its calculations of net income per share, diluted, in 2005, 2004, and 2003, respectively, as they represent antidilutive stock options for the respective periods presented.

17.	Federal Grant
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.
      We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Dallas, Texas
January 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005 of Southwest Airlines Co. and our report dated January 30, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Dallas, TX
January 30, 2006

QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In millions except per share amounts)
2005
Operating revenues	$1,663	$1,944	$1,989	$1,987
Operating income	106	277	273	163
Income before income taxes	114	256	368	136
Net income	76	159	227	86
Net income per share, basic	.10	.20	.29	.11
Net income per share, diluted	.09	.20	.28	.10

	March 31	June 30	Sept. 30	Dec. 31

2004
Operating revenues	$1,484	$1,716	$1,674	$1,655
Operating income	46	197	191	120
Income before income taxes	41	179	181	89
Net income	26	113	119	56
Net income per share, basic	.03	.14	.15	.07
Net income per share, diluted	.03	.14	.15	.07

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2005 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Part I following Item 4 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006, and is incorporated herein by reference.
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
      In complying with new regulations requiring the institution of policies and procedures, it has been the goal of Southwest’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Southwest’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.southwest.com, and a copy will be mailed upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website, at www.southwest.com, under the “About SWA” caption, promptly following the date of such amendment or waiver.

Item 11.	Executive Compensation
      See “Compensation of Executive Officers,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      See “Voting Securities and Principal Shareholders,” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006.

Item 13.	Certain Relationships and Related Transactions
      See “Election of Directors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006.

Item 14.	Principal Accounting Fees and Services
      See “Relationship with Independent Auditors” incorporated herein by reference from the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 17, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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

3. Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2005 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 25, 2005 (File No. 1-7259)).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259))
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).
4.6	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)).
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).

10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan.
10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan.
10.10	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.15	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.16	Severance Contract dated as of July 15, 2004, between Southwest and James F. Parker (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1- 7259)).
10.17	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).
10.18	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.20	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.21	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.24	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.26	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.27	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.28	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.29	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.30	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
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

Southwest Airlines Co.
January 31, 2006

By	/s/ Laura Wright

Laura Wright
Senior Vice President — Finance,
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 31, 2006 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Herbert D. Kelleher Herbert D. Kelleher	Chairman of the Board of Directors

/s/ Gary C. Kelly Gary C. Kelly	Chief Executive Officer and Director

/s/ Colleen C. Barrett Colleen C. Barrett	President and Director

/s/ Laura Wright Laura Wright	Sr. Vice President — Finance and Chief Financial Officer (Chief Financial and Accounting Officer)

/s/ C. Webb Crockett C. Webb Crockett	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ William P. Hobby William P. Hobby	Director

/s/ Travis C. Johnson Travis C. Johnson	Director

/s/ R. W. King R. W. King	Director

/s/ John T. Montford John T. Montford	Director

Signature	Capacity

/s/ June M. Morris June M. Morris	Director

/s/ Louis Caldera Louis Caldera	Director

/s/ Nancy Loeffler Nancy Loeffler	Director

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2005 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 25, 2005 (File No. 1-7259)).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259))
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).
4.6	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
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

Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)).
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	1996 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
10.4	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.5	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.6	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.7	1991 Employee Stock Purchase Plan as amended September 21, 2000 (incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-8 (file No. 33-40653)).
10.8	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan.
10.9	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual

Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan.
10.10	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.11	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.15	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.16	Severance Contract dated as of July 15, 2004, between Southwest and James F. Parker (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.17	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).
10.18	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.20	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.21	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.24	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.26	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.27	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.28	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.29	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.30	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.