Form 10-Q
period 2006-03-31
SOUTHWEST AIRLINES CO
filed 2006-04-24
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file No. 1-7259
Southwest Airlines Co.
(Exact name of registrant as specified in its charter)

TEXAS	74-1563240
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P.O. Box 36611, Dallas, Texas	75235-1611
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 792-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Number of shares of Common Stock outstanding as of the close of business on April 18, 2006:
802,567,873

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2006	December 31, 2005
		(As Adjusted-Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$2,600	$2,280
Short-term investments	320	251
Accounts and other receivables	250	258
Inventories of parts and supplies, at cost	158	150
Fuel hedge contracts	705	641
Prepaid expenses and other current assets	59	40

Total current assets	4,092	3,620

Property and equipment, at cost:
Flight equipment	10,789	10,592
Ground property and equipment	1,274	1,256
Deposits on flight equipment purchase contracts	691	660

	12,754	12,508
Less allowance for depreciation and amortization	3,403	3,296

	9,351	9,212
Other assets	1,280	1,171

	$14,723	$14,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$524
Accrued liabilities	2,361	2,074
Air traffic liability	929	649
Current maturities of long-term debt	574	601

Total current liabilities	4,449	3,848

Long-term debt less current maturities	1,368	1,394
Deferred income taxes	1,752	1,681
Deferred gains from sale and leaseback of aircraft	132	136
Other deferred liabilities	257	269
Stockholders’ equity:
Common stock	808	802
Capital in excess of par value	1,024	963
Retained earnings	4,016	4,018
Accumulated other comprehensive income	1,009	892
Treasury stock, at cost	(92)	—

Total stockholders’ equity	6,765	6,675

	$14,723	$14,003

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
		(As Adjusted-Note 2)
OPERATING REVENUES:
Passenger	$1,938	$1,592
Freight	35	34
Other	46	37

Total operating revenues	2,019	1,663
OPERATING EXPENSES:
Salaries, wages, and benefits	716	660
Fuel and oil	501	279
Maintenance materials and repairs	104	106
Aircraft rentals	40	43
Landing fees and other rentals	120	113
Depreciation and amortization	124	112
Other operating expenses	316	269

Total operating expenses	1,921	1,582

OPERATING INCOME	98	81
OTHER EXPENSES (INCOME):
Interest expense	34	27
Capitalized interest	(12)	(9)
Interest income	(18)	(7)
Other (gains) losses, net	(2)	(19)

Total other expenses (income)	2	(8)

INCOME BEFORE INCOME TAXES	96	89
PROVISION FOR INCOME TAXES	35	30

NET INCOME	$61	$59

NET INCOME PER SHARE, BASIC	$.08	$.08

NET INCOME PER SHARE, DILUTED	$.07	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	803	784
Diluted	836	802
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2006	2005
		(As Adjusted-Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61	$59
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124	112
Deferred income taxes	35	30
Amortization of deferred gains on sale and leaseback of aircraft	(4)	(4)
Share-based compensation expense	22	20
Excess tax benefits from share-based compensation expense	(28)	(6)
Changes in certain assets and liabilities:
Accounts and other receivables	(13)	(85)
Other current assets	14	(12)
Accounts payable and accrued liabilities	317	593
Air traffic liability	280	195
Other	(57)	(38)

Net cash provided by operating activities	751	864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(262)	(407)
Change in short-term investments, net	(68)	257
Payment for assets from ATA Airlines, Inc.	—	(6)
Proceeds from ATA Airlines, Inc. debtor in possession loan	20	—
Other	1	—

Net cash used in investing activities	(309)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	300
Proceeds from Employee stock plans	107	19
Payments of long-term debt and capital lease obligations	(37)	(108)
Payments of cash dividends	(7)	(7)
Repurchase of common stock	(214)	(55)
Excess tax benefits from share-based compensation expense	28	6
Other, net	1	(3)

Net cash provided by financing activities	(122)	152

NET INCREASE IN CASH AND CASH EQUIVALENTS	320	860
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,280	1,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,600	$1,908

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$20	$16
Income taxes	$—	$—
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. The unaudited Condensed Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2005, have been retrospectively adjusted for the accounting changes described in Note 2. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2005, has been derived from the Company’s audited financial statements as of that date, as retrospectively adjusted for the accounting changes described in Note 2. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2005.
2.	ACCOUNTING CHANGES
Aircraft and engine maintenance
In first quarter 2006, the Company began transitioning the maintenance program for performing planned airframe maintenance on its fleet of 737-300 and 737-500 aircraft. The previous program utilized was a periodic “hard time” program (the “MSG-2” program) which required specific activities, including replacement of specified components, and D checks that were capitalized and amortized over the estimated period benefited. This estimated period was the least of ten years, the next D check, or the remaining life of the aircraft. The Company’s new “MSG-3” program does not include D checks. In many cases, more frequent inspections are required with repairs and replacements performed based on the condition of components, rather than at stipulated intervals. The Company’s 737-700 aircraft are already maintained under the MSG-3 program.
Due to the change in the nature of the maintenance activities performed, the Company has changed its method of accounting for scheduled airframe and inspection repairs for 737-300 and 737-500 aircraft from the deferral method to the direct expense method, effective January 1, 2006. Under the direct expense method, the cost of scheduled airframe and inspection repairs is expensed as incurred. The Company believes the direct expense method is preferable to its former method because it more closely aligns with the nature of activities performed under the MSG-3 program, it eliminates any judgment in determining which costs should be deferred versus expensed, it matches the method currently utilized on the Company’s 737-700 fleet, and it is the predominant method utilized for airframe maintenance in the airline industry, particularly among the largest airlines.
The Company recorded the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which is effective for calendar year companies on January 1, 2006. SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying unaudited Condensed Consolidated Statement of Income for the period ended March 31, 2005, and the Condensed Consolidated Balance Sheet as of December 31, 2005, have been adjusted to apply the direct expense method retrospectively to all prior periods.
As a result, for the three months ended March 31, 2005, Maintenance materials and repairs expense was increased by $5 million resulting in a reduction in net income of $3 million. Net income per share, basic and diluted, were each unchanged. The net unamortized balance of previously capitalized D checks, which was a net asset of $216 million at December 31, 2005, is now reflected in the accompanying unaudited adjusted Condensed Consolidated Balance Sheet as a reduction of Retained earnings in the amount of $130 million, and a reduction in Deferred income taxes of $86 million.
The impact of adopting the direct expense method on net income for the period ended March 31, 2006 was not material.
Share-based Compensation
The Company has share-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with one Executive Officer of the Company. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified retrospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods have been retrospectively adjusted utilizing the pro forma disclosures in those prior financial statements, except as noted. As part of the adoption of SFAS 123R, the Company recorded cumulative share-based compensation expense, net of taxes, of $409 million for the period 1995-2005, resulting in a reduction to Retained earnings in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2005. This adjustment, along with the creation of a net Deferred income tax asset in the amount of $130 million, resulted in an offsetting increase to Capital in excess of par value in the amount of $539 million in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2005. The Deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction.
The unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and 2005 reflects share-based compensation cost of $22 million and $20 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the three months ended March 31, 2006 and 2005, was $6 million and $5 million, respectively. The Company’s earnings before income taxes and net earnings for first quarter 2006, were reduced by $19 million (net of profitsharing) and $12 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, were each reduced by $.01 in first quarter 2006 compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the three months ended March 31, 2005, net income was reduced by $14 million, and net income per share, basic and diluted, were each reduced by $.02. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006, before income taxes and profitsharing.
Prior to the adoption of SFAS 123R, the Company was required to record benefits associated with the tax deductions in excess of recognized compensation cost as an operating cash flow. However, SFAS 123R requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the accompanying unaudited Condensed Consolidated Statement of Cash Flows for first quarter 2006, the $28 million tax benefit classified as a financing cash flow (and corresponding operating cash outflow) would have been classified as an operating cash inflow prior to the adoption of SFAS 123R. In addition, the cash flow presentation for the three months ended March 31, 2005, has been adjusted to conform to the current year presentation.
Stock Plans
The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years.

Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 6.0 million shares of the Company’s common stock as of March 31, 2006. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.
Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans”, options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.
The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Three months ended	Year ended December 31,
	March 31, 2006	2005
Expected stock volatility	25.9%	26.2%
Expected life of option (years)	5.3	4.7
Wtd-average risk-free interest rate	4.6%	4.1%
Expected dividend yield	0.07%	0.09%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For both 2006 and 2005 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date, ranged from 4.26% to 4.78% for first quarter 2006, versus 3.37% to 4.47% for all of 2005.

The fair value of options granted under the fixed option plans during the three months ended March 31, 2006, ranged from $4.26 to $6.99, with a weighted-average fair value of $5.73. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $3.84.
Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	COLLECTIVE BARGAINING PLANS
			Wtd. average
		Wtd. average	remaining contractual	Aggregate intrinsic
	Options (000)	exercise price	term	value (millions)

Outstanding December 31, 2005	105,244	$11.65
Granted	249	16.71
Exercised	(10,246)	7.64
Surrendered	(348)	14.42

Outstanding March 31, 2006	94,899	$12.09	4.5	$564

Vested or expected to vest at March 31, 2006	87,924	$11.93	4.5	$539
Exercisable at March 31, 2006	69,986	$11.31	4.0	$470

	OTHER EMPLOYEE PLANS
			Wtd. average
		Wtd. average	remaining contractual	Aggregate intrinsic
	Options (000)	exercise price	term	value (millions)

Outstanding December 31, 2005	35,820	$13.96
Granted	2,824	17.52
Exercised	(2,805)	8.90
Surrendered	(326)	15.66

Outstanding March 31, 2006	35,513	$14.63	6.2	$124

Vested or expected to vest at March 31, 2006	34,081	$14.61	6.2	$121
Exercisable at March 31, 2006	20,206	$14.01	5.1	$84
The total aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $120 million and $25 million, respectively. The total fair value of shares vesting during the three months ended March 31, 2006 and 2005, was $28 million for each period. As of March 31, 2006, there was $127 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.
Employee Stock Purchase Plan
Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 1.7 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the three months ended March 31, 2006, and for the full year 2005, participants under the plan purchased .3 million shares and 1.5 million shares at average prices of $14.86 and $13.19, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the three months ended March 31, 2006 and full year 2005, which is equal to the ten percent discount from the market value of the common stock at the end of each monthly purchase period, was $1.65 and $1.47, respectively. Subject to shareholder approval at the Company’s 2006 Annual Meeting of Shareholders, the Board of Directors has approved an amendment to the ESPP which authorizes an additional 7 million shares for issuance under the plan.
Non-Employee Director grants and Incentive Plan
Upon initial election to the Board, non-Employee Directors receive a one-time option grant to purchase 10,000 shares of Southwest Common Stock at the fair market value of such stock on the date of the grant. These awards are made under the 1996 Non-Qualified Stock Option Plan (1996 Plan), which is administered by the Compensation Committee of the Board of Directors. The 1996 Plan has expired during 2006 and, thus, no additional options may be granted from the plan. Outstanding stock options to the Board become exercisable over a period of five years from the grant date and have a term of 10 years.
In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this purpose, the plan compensates each non-Employee Director based on the performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company will grant 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined, and since the awards are not stock options, they are not reflected in the above tables. The fair value of the awards as of March 31, 2006, which is not material to the Company, is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.
Taxes
A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option in exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate will likely be subject to more variability in 2006 and in future periods.
Retrospective Application
The following unaudited tables present the differences between the Company’s previously reported financial results for 2005, 2004, and 2003 and amounts adjusted for both of the described accounting changes.

	2005
	Three months ended				Year ended
					Dec 31
(in millions, except per share amounts)	March 31	June 30	Sept 30	Dec 31	2005

Net income, as previously reported	$76	$159	$227	$86	$548
Less: impact of SFAS 123R (Salaries, wages and benefits)	(20)	(18)	(19)	(23)	(80)
Less: impact of change in maintenance accounting (Maintenance, materials and repairs)	(5)	(4)	(6)	—	(15)
Add: Income tax benefit from accounting changes	8	7	8	7	31

Net income — As retrospectively adjusted	$59	$144	$210	$70	$484

Weighted-average shares outstanding, diluted, as previously reported	812	811	810	823	814
Less: impact of SFAS 123R	(10)	(9)	(8)	(7)	(8)

Weighted-average shares outstanding, diluted — As retrospectively adjusted	802	802	802	816	806

Net income per share, basic, as previously reported	$.10	$.20	$.29	$.11	$.70
Less: impact of SFAS 123R, net of tax	(.02)	(.02)	(.01)	(.02)	(.08)
Less: impact of maintenance accounting change, net of tax	—	—	(.01)	—	(.01)

Net income per share, basic — As retrospectively adjusted	$.08	$.18	$.27	$.09	$.61

Net income per share, diluted, as previously reported	$.09	$.20	$.28	$.10	$.67
Less: impact of SFAS 123R, net of tax	(.02)	(.02)	(.02)	(.01)	(.06)
Less: impact of maintenance accounting change, net of tax	—	—	—	—	(.01)

Net income per share, diluted — As retrospectively adjusted	$.07	$.18	$.26	$.09	$.60

	2004
	Three months ended				Year ended
					Dec 31
(in millions, except per share amounts)	March 31	June 30	Sept 30	Dec 31	2004

Net income, as previously reported	$26	$113	$119	$56	$313
Less: impact of SFAS 123R (Salaries, wages and benefits)	(21)	(19)	(74)	(21)	(135)
Less: impact of change in maintenance accounting (Maintenance, materials and repairs)	(3)	(4)	(6)	(2)	(15)
Add: Income tax benefit from accounting changes	8	8	28	8	52

Net income — As retrospectively adjusted	$10	$98	$67	$41	$215

Weighted-average shares outstanding, diluted, as previously reported	817	817	812	813	815
Less: impact of SFAS 123R	(12)	(10)	(11)	(10)	(11)

Weighted-average shares outstanding, diluted — As retrospectively adjusted	805	807	801	803	804

Net income per share, basic, as previously reported	$.03	$.14	$.15	$.07	$.40
Less: impact of SFAS 123R, net of tax	(.02)	(.02)	(.06)	(.02)	(.12)
Less: impact of maintenance accounting change, net of tax	—	—	—	—	(.01)

Net income per share, basic — As retrospectively adjusted	$.01	$.12	$.09	$.05	$.27

Net income per share, diluted, as previously reported	$.03	$.14	$.15	$.07	$.38
Less: impact of SFAS 123R, net of tax	(.02)	(.02)	(.06)	(.02)	(.10)
Less: impact of maintenance accounting change, net of tax	—	—	(.01)	—	(.01)

Net income per share, diluted — As retrospectively adjusted	$.01	$.12	$.08	$.05	$.27

Year ended
Dec 31
(in millions, except per share amounts)	2003

Net income, as previously reported	$442
Less: impact of SFAS 123R (Salaries, wages and benefits)	(107)
Less: impact of change in maintenance accounting (Maintenance, materials and repairs)	3
Add: Income tax benefit from accounting changes	34

Net income — As retrospectively adjusted	$372

Weighted-average shares outstanding, diluted, as previously reported	822
Less: impact of SFAS 123R	(12)

Weighted-average shares outstanding, diluted — As retrospectively adjusted	810

Net income per share, basic, as previously reported	$.56
Less: impact of SFAS 123R, net of tax	(.09)
Less: impact of maintenance accounting change, net of tax	.01

Net income per share, basic — As retrospectively adjusted	$.48

Net income per share, diluted, as previously reported	$.54
Less: impact of SFAS 123R, net of tax	(.08)
Less: impact of maintenance accounting change, net of tax	—

Net income per share, diluted — As retrospectively adjusted	$.46

Share-based compensation expense reported under SFAS 123R does not exactly match the pro forma results disclosed in the footnotes to previous years’ financial statements. We have adjusted the amounts reported in prior period pro forma results to exclude a previous assumption that if share-based compensation expense were recorded in the financial statements in prior periods, the Company’s profitsharing contributions would be impacted by that expense. The amount of this adjustment related to 2005 was $12 million, or $3 million per quarter, the amount related to 2004 was $20 million, and the amount related to 2003 was $16 million. On a per share basis for 2005, the $12 million profitsharing amount resulted in a difference of $.02, both basic and diluted, compared to previously disclosed pro forma amounts. These adjustments had no impact on our balance sheets, statements of operations, cash flows, or stockholders’ equity as reported in prior periods.

3.	DIVIDENDS
During the three month periods ended March 31, 2006, and 2005, dividends of $.0045 per share were declared on the 803 million shares and 783 million shares of common stock then outstanding, respectively.
4.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2006	2005

NUMERATOR:
Net income available to common stockholders	$61	$59

DENOMINATOR:
Weighted-average shares outstanding, basic	803	784
Dilutive effect of Employee stock options	33	18

Adjusted weighted-average shares outstanding, diluted	836	802

NET INCOME PER SHARE:
Basic	$.08	$.08
Diluted	$.07	$.07
5.	FINANCIAL DERIVATIVE INSTRUMENTS
Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed for the three months ended March 31, 2006 and 2005 represented approximately 26.1 percent and 17.6 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.
The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place during first quarter 2006, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 70 percent of its remaining 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $36 per barrel, and has also hedged the refinery margins on most of those positions. The Company is also approximately 60 percent hedged for 2007 at approximately $39 per barrel, over 35 percent hedged for 2008 at approximately $38 per barrel, and approximately 30 percent hedged for 2009 at approximately $39 per barrel.
The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. See Note 6 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other gains and losses in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to Other gains and losses in the income statement in the period of the change.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel hedge derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result, and has resulted, in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains on derivative contracts settling in future periods recorded during recent quarters has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are used in the measurement of effectiveness for the Company’s fuel hedges, as required by SFAS 133. During first quarter 2006, the Company did revise its method for forecasting future cash flows. Previously, the Company had estimated future cash flows using actual market forward prices of like commodities and adjusting for historical differences from the Company’s actual jet fuel purchase prices. The Company’s new methodology utilizes a statistical-based regression equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors. This change to the Company’s methodology for estimating future cash flows (i.e., jet fuel prices) was applied prospectively, in accordance with the Company’s interpretation of SFAS 133. While the Company expects that this change for estimating future cash flows will result in more effective hedges over the long-term, the change could result in more ineffectiveness, as defined, in the short-term, due to the prospective nature of enacting the change.
During the three months ended March 31, 2006, the Company recognized approximately $13 million of additional net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this net total, approximately $40 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, and $10 million was ineffectiveness expense and mark-to-market losses related to contracts that settled during first quarter 2006. These were partially offset by $17 million in losses related to unrealized ineffectiveness from hedges designated for future periods. During the three months ended March 31, 2005, the Company recognized approximately $27 million of additional gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $10 million was gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $13 million was gains from ineffectiveness associated with hedges designated for future periods, and $4 million was ineffectiveness and mark-to-market gains related to hedges that settled during first quarter 2005. During the three months ended March 31, 2006 and 2005, the Company recognized approximately $11 million and $9 million of net expense, respectively, related to amounts excluded from the Company’s measurements of hedge effectiveness, in Other (gains) losses, net.
During the three months ended March 31, 2006 and 2005, the Company recognized gains in Fuel and oil expense of $116 million and $155 million, respectively, from hedging activities. At March 31, 2006, approximately $48 million due from third parties from settled derivative contracts is included in Accounts and other receivables in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair value of the Company’s financial derivative instruments at March 31, 2006, was a net asset of approximately $1.8 billion. The current portion of these financial derivative instruments, $705 million, is classified as Fuel hedge contracts and the long-term portion, $1.1 billion, is classified as Other assets in the unaudited Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of March 31, 2006, the Company had approximately $1.0 billion in unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $385 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2006.
Interest Rate Swaps
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
The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at March 31, 2006, was a liability of approximately $47 million. Of this amount $42 million is recorded in Other deferred liabilities, and $5 million is recorded in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.
6.	COMPREHENSIVE INCOME
Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $178 million and $614 million for the three months ended March 31, 2006 and 2005, respectively. The differences between net income and comprehensive income for each of these periods were as follows (in millions):

	Three months ended March 31,
	2006	2005

Net income	$61	$59
Unrealized gain on derivative instruments, net of deferred taxes of $72 and $352	116	555
Other, net of deferred taxes of $1 and $0	1	—

Total other comprehensive income	117	555

Comprehensive income	$178	$614

     A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in millions):

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)
Balance at December 31, 2005	$890	$2	$892
2006 changes in value	178	1	179
Reclassification to earnings	(62)	—	(62)

Balance at March 31, 2006	$1,006	$3	$1,009

7.	LONG-TERM DEBT
During first quarter 2006, the Company redeemed a $29 million non-interest bearing note on its maturity date of February 24, 2006.
8.	OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

	March 31,	December 31,
	2006	2005
Noncurrent fuel hedge contracts, at fair value	$1,145	$1,037
Other	135	134

Other assets	$1,280	$1,171

	March 31,	December 31,
	2006	2005
Retirement Plans	$160	$142
Aircraft Rentals	122	116
Vacation Pay	139	135
Advances and deposits	1,155	955
Deferred income taxes	524	489
Other	261	237

Accrued liabilities	$2,361	$2,074

9.	POSTRETIREMENT BENEFITS
The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

Three months ended March 31,
(In millions)	2006	2005

Service cost	$4	$3
Interest cost	1	1
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—

Net periodic postretirement benefit cost	$5	$4

10.	ACQUISITION OF CERTAIN ASSETS
In fourth quarter 2004, Southwest was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets. As part of the transaction, which was approved in December 2004, Southwest agreed to pay $40 million for certain ATA assets, consisting of the leasehold rights to six of ATA’s leased Chicago Midway Airport gates and the rights to a leased aircraft maintenance hangar at Chicago Midway Airport. In addition, Southwest provided ATA with $40 million in debtor-in-possession financing while ATA remained in bankruptcy, and also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million. As part of this original transaction, Southwest committed, upon ATA’s emergence from bankruptcy, to convert the debtor-in-possession financing to a term loan, payable over five years, and to invest $30 million cash in ATA convertible preferred stock.
During fourth quarter 2005, ATA entered into an agreement in which an investor, MatlinPatterson Global Opportunities Partners II, would provide financing to enable ATA to emerge from bankruptcy. As part of this transaction, Southwest entered into an agreement with ATA to acquire the leasehold rights to four additional leased gates at Chicago Midway Airport in exchange for a $20 million reduction in the Company’s debtor-in-possession loan. Upon ATA’s emergence from bankruptcy, which took place on February 28, 2006, ATA repaid the remaining $20 million balance of the debtor-in-possession financing to the Company, and provided a letter of credit to support Southwest’s obligation under the construction loan to the City of Chicago. In addition, Southwest was relieved of its commitment to purchase ATA convertible preferred stock.
Southwest and ATA agreed on a code share arrangement, which was approved by the Department of Transportation in January 2005. Under the agreement, which has since been expanded, each carrier can exchange passengers on certain designated flights. Sales of the code share flights began in January 2005, with travel dates beginning in February 2005. As part of the December 2005 agreement with ATA, Southwest has enhanced its codeshare arrangement with ATA to include additional flights and destinations, among other items. In addition, the Company and ATA have announced future enhancements to our Rapid Rewards frequent flyer program to provide new award destinations via ATA.
11.	CONTINGENCIES
The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company’s federal income tax returns and, in the course thereof, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments it deems lacking of merit.
The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparative Consolidated Operating Statistics
     Relevant Southwest comparative operating statistics for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005	Change
Revenue passengers carried	19,199,483	17,474,557	9.9%
Enplaned passengers	22,015,484	19,780,746	11.3%
Revenue passenger miles (RPMs) (000s)	15,280,497	13,238,009	15.4%
Available seat miles (ASMs) (000s)	22,079,458	20,231,599	9.1%
Load factor	69.2%	65.4%	3.8 pts
Average length of passenger haul (miles)	796	758	5.0%
Average aircraft stage length (miles)	617	596	3.5%
Trips flown	262,449	249,119	5.4%
Average passenger fare	$100.94	$91.15	10.7%
Passenger revenue yield per RPM (cents)	12.68	12.03	5.4%
Operating revenue yield per ASM (cents)	9.15	8.22	11.3%
Operating expenses per ASM (cents)	8.70	7.82	11.3%
Operating expenses per ASM, excluding fuel (cents)	6.43	6.44	(0.2)%
Fuel costs per gallon, excluding fuel tax	$1.514	$.903	67.7%
Fuel consumed, in gallons (millions)	329	307	7.2%
Number of Employees at period-end	31,396	30,974	1.4%
Size of fleet at period-end	451	424	6.4%
Material Changes in Results of Operations
     Summary
     As disclosed in Note 2 to the unaudited condensed consolidated financial statements, the Company had two separate accounting changes in 2006. The Company elected to change its method of accounting for scheduled airframe repairs for its 737-300 and 737-500 aircraft, and the Company also adopted SFAS 123R, “Share-Based Payment” (SFAS 123R), both effective January 1, 2006. As part of the Company’s change in accounting for maintenance, the Company was required to retroactively apply the change to prior period financial statements to conform to the new method of accounting. Under the adoption of SFAS 123R, which requires that all stock-based compensation, including grants of Employee stock options, be accounted for using a fair-value based method, the Company elected to use the modified retrospective method under which prior years’ results have been adjusted to give effect to the value of stock-based compensation beginning on or after January 1, 1995. All discussions below are based on the Company’s adjusted financial statements. See Note 2 for additional information.
     The Company’s first quarter 2006 net income was $61 million ($.07 per share, diluted), 3.4 percent higher than first quarter 2005. First quarter 2006 represented the Company’s 60th consecutive quarterly profit. Due to the strong demand for the Company’s low fares and excellent Customer Service, and a reduction in competitive capacity, the Company was able to grow revenues enough to entirely offset the significant increase in the Company’s fuel costs compared to first quarter 2005. The Company’s fuel hedging program again mitigated some of the increase in energy prices; however, our hedge position was not as strong as the position we held in 2005. The Company’s fuel hedge resulted in a reduction to Fuel and oil expense of $116 million in first quarter 2006. See Note 5 to the unaudited condensed consolidated financial statements. However, even with the Company’s hedge position, fuel cost per gallon increased 67.7 percent versus first quarter 2005 as the Company was hedged at a lower percentage of its fuel needs, and at higher crude-oil equivalent prices, in addition to higher market jet fuel prices.
     First quarter 2006 operating income increased $17 million, or 21.0 percent, compared to first quarter 2005, primarily due to an exceptional revenue performance. Operating revenues grew 21.4 percent, led by a 21.7 percent increase in Passenger revenues. The Company grew capacity (available seat miles) by 9.1 percent, and has also been able to implement several modest fare increases over the past twelve months due to strong demand. Competitive capacity decreases and strong demand combined to result in a 15.4 percent increase in revenue passenger miles (RPMs). This resulted in a first quarter 2006 load factor of 69.2 percent, which was the highest for any first quarter in the Company’s history. The first quarter 2005 load factor was 65.4 percent. RPM yields improved 5.4 percent as a result of the modest fare increases. The Company’s codeshare with ATA Airlines (ATA) generated $10 million in revenues in first quarter 2006. ATA emerged from bankruptcy on February 28, 2006, and Southwest and ATA have again expanded our codeshare agreement to now include flights from Houston and Oakland.
     First quarter 2006 CASM (cost per available seat mile) was basically flat compared to first quarter 2005, excluding fuel. Including fuel expense, first quarter 2006 CASM increased 11.3 percent compared to the same prior year period. The largest increases in unit costs were in fuel expense, as previously mentioned, and in other operating expenses, primarily as a result of higher airport security fees assessed by the Transportation Security Administration. The Company continued its focus on controlling non-fuel costs. As a result of increased workforce productivity and automation with the use of technology, the Company’s headcount per aircraft was 70 versus a year-ago level of 73. These productivity enhancements have helped the Company absorb cost pressures from wage and benefit increases. Based on recent trends, however, the Company currently expects second quarter 2006 unit costs, excluding fuel, to exceed first quarter’s 6.43 cents per ASM.
     The Company began service to Denver, Colorado, on January 3, 2006, representing the 62nd city the Company now serves. The Company also announced that it has applied for two gates at Washington Dulles International Airport in northern Virginia, with plans to begin service in the fall of 2006. Based on our current forecast, the Company expects second quarter 2006 capacity to grow approximately seven percent versus second quarter 2005.

Comparison of three months ended March 31, 2006, to three months ended March 31, 2005
Revenues
     Consolidated operating revenues increased by $356 million, or 21.4 percent, primarily due to a $346 million, or 21.7 percent, increase in Passenger revenues. Approximately 70 percent of the increase in Passenger revenues was primarily due to a 15.4 percent increase in revenue passenger miles (RPMs) flown. The majority of the remaining increase was due to moderate fare increases and less fare discounting, as reflected in the increases in yields and average fares.
     First quarter 2006 capacity, as measured by available seat miles (ASMs), increased 9.1 percent compared to first quarter 2005. The capacity increase resulted from the addition of 27 aircraft since the end of first quarter 2005 (and no aircraft retirements). The first quarter 2006 load factor was 69.2 percent, an increase of 3.8 points compared to the same period of 2005. The Company also experienced a 9.9 percent increase in revenue passengers carried compared to first quarter 2005.
     The first quarter 2006 passenger yield per RPM increased 5.4 percent to 12.68 cents from 12.03 cents in first quarter 2005. The higher RPM yield was primarily due to competitor capacity reductions, modest fare increases, and an overall improvement in industry demand, especially for the Company’s low fares. Unit revenue (operating revenue per ASM) increased 11.3 percent, due to the combination of higher RPM yields and the higher load factor. Thus far, strong load factor and revenue trends have continued in April, and customer bookings for the remainder of second quarter 2006 are strong.
     Consolidated freight revenues increased by $1 million, or 2.9 percent. Higher freight and cargo revenues, primarily as a result of higher rates charged, were partially offset by lower mail revenues versus first quarter 2005. The U.S. Postal Service has recently shifted more mail shipments to freight air carriers. The Company expects these trends for both cargo and mail revenues to continue in second quarter 2006. Other revenues increased by $9 million, or 24.3 percent, compared to first quarter 2005. Approximately half of the increase was in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The remaining half was primarily in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage during second quarter 2005. The Company expects another year-over-year Other revenue increase in second quarter 2006; however, at a lower rate than in first quarter 2006.
Operating expenses
     To a large extent, except for large swings in market prices for fuel from time to time, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the three months ended March 31, 2006 and 2005 (as adjusted), followed by explanations of changes on a per-ASM basis:

	Three months ended March 31,		Per ASM	Percent
	2006	2005	Change	Change
Salaries, wages, and benefits	3.24	3.26	(.02)	(.6)
Fuel and oil	2.27	1.38	.89	64.5
Maintenance materials and repairs	.47	.53	(.06)	(11.3)
Aircraft rentals	.18	.21	(.03)	(14.3)
Landing fees and other rentals	.55	.56	(.01)	(1.8)
Depreciation	.56	.55	.01	1.8
Other operating expenses	1.43	1.33	.10	7.5

Total	8.70	7.82	.88	11.3

     Operating expenses per ASM were 8.70 cents, an 11.3 percent increase compared to 7.82 cents for first quarter 2005. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 67.7 percent versus the prior year. Excluding fuel, year-over-year CASM was basically flat, as higher Other operating expenses were offset by lower maintenance costs and Aircraft rentals expense.
     Salaries, wages, and benefits expense per ASM decreased slightly compared to first quarter 2005. Slightly higher salaries and wages per ASM were offset by a slight decrease in benefits expense per ASM. As explained in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted SFAS 123R, using the modified retrospective method, effective January 1, 2006. As a result, prior year results have been retrospectively adjusted to include $20 million in share-based compensation expense, primarily associated with Employee stock options. For the three months ended March 31, 2006, Salaries, wages and benefits includes share-based compensation expense of $22 million, also primarily associated with Employee stock options. As the amounts of share-based compensation expense in each period were similar, the inclusion of these amounts did not materially change the year-over-year comparisons of salaries, wages and benefits on a per-ASM basis. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006. The Company currently expects Salaries, wages, and benefits per ASM in second quarter 2006 to increase from first quarter 2006.
     Fuel and oil expense per ASM increased 64.5 percent primarily due to a weaker hedge position held by the Company in first quarter 2006 versus first quarter 2005, and higher market jet fuel prices. In first quarter 2006, the Company was hedged at a lower percentage of anticipated fuel consumption versus the prior year, and at higher average crude oil-equivalent prices. The Company’s average fuel cost per gallon in first quarter 2006 was $1.51, 67.7 percent higher than first quarter 2005, including the effects of hedging activities. Prior to first quarter 2006, the Company had hedged over 75 percent of its anticipated fuel needs, resulting in gains recorded in Fuel and oil expense of $116 million. First quarter 2005 hedging gains recorded in Fuel and oil expense were $155 million.
     For second quarter 2006, the Company has fuel hedges in place for over 75 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $36 per barrel of crude oil and has hedged the refinery margins on the majority of those positions. The majority of the Company’s near term hedge positions are also in the form of option contracts. At March 31, 2006, the estimated net fair value of the Company’s fuel hedge contracts was $1.8 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities.
     Maintenance materials and repairs per ASM decreased 11.3 percent primarily due to a decrease in repair costs for airframes. Also, as discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company changed its method of accounting for planned airframe maintenance on its 737-300 and 737-500 aircraft. As a result of this change, the prior year now reflects an additional $5 million in Maintenance materials and repairs expense for the three months ended March 31, 2005. The Company currently expects Maintenance materials and repairs per ASM for second quarter 2006 to be higher than the second quarter 2005’s 52 cents per ASM, as adjusted, due to more scheduled repair events.
     Aircraft rentals per ASM decreased 14.3 percent compared to first quarter 2005. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases over the past twelve months that resulted in both lower lease rates and the reclassification of four aircraft from operating leases to capital leases. Expense associated with capital lease aircraft is recorded as depreciation. In addition, all of the aircraft acquired in 2005 and 2006 are owned by the Company. The Company currently expects another year-over-year decline in Aircraft rentals per ASM for second quarter 2006, at approximately the same level as the first quarter 2006 decrease.
     Landing fees and other rentals per ASM decreased 1.8 percent compared to first quarter 2005. An increase in other rentals per ASM from higher rates for airport space was more than offset by a decrease in landing fees per ASM. The decrease in landing fees per ASM was primarily due to a large number of credits from airports’ audits of prior periods received in first quarter 2006, versus charges incurred from airports’ audit of prior periods in first quarter 2005. The Company expects an increase in Landing fees and other rentals per ASM in second quarter 2006 compared to second quarter 2005, primarily due to continued higher rates paid for airport space.
     Depreciation expense per ASM was up slightly compared to first quarter 2006, primarily due to the reclassification of four aircraft from operating leases to capital leases over the past twelve months. For second quarter 2006, the Company currently expects Depreciation expense per ASM to be in line with first quarter 2006.
     Other operating expenses per ASM increased 7.5 percent compared to first quarter 2005. Approximately thirty percent of the increase was due to higher security fees assessed by the Transportation Security Administration, and another thirty percent was due to higher credit card fees associated with the increase in revenues. Approximately twenty-five percent of the increase was due to higher fuel sales taxes due to the substantial increase in jet fuel prices. The Company currently expects Other operating expenses per ASM for second quarter 2006 to be higher than second quarter 2005 due to the same reasons noted for first quarter 2006.
     Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on

December 31, 2006. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs in future periods.
Other
     Interest expense increased $7 million, or 25.9 percent compared to first quarter 2005. The majority of the increase was due to an increase in interest rates, due to the fact that most of the Company’s long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.
     Capitalized interest increased $3 million, or 33.3 percent compared to the prior year, also primarily due to an increase in interest rates.
     Interest income increased by $11 million, or 157.1 percent, primarily due to an increase in rates earned on cash and investments.
     Other (gains) losses, net primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During first quarter 2006, the Company recognized approximately $11 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness. Also in first quarter 2006, the Company recognized approximately $13 million of net additional income in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this net total, approximately $40 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods. This was partially offset by $10 million in ineffectiveness expense and mark-to-market losses related to contracts that settled during first quarter 2006, and $17 million in losses related to unrealized ineffectiveness from hedges designated for future periods. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In first quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $27 million in income related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this $27 million, approximately $10 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $13 million was gains related to unrealized ineffectiveness from hedges designated for future periods, and $4 million was ineffectiveness and mark-to-market gains related to contracts that settled during first quarter 2005.
     The Company’s effective tax rate increased to 36.3 percent in first quarter 2006 from 33.2 percent in first quarter 2005. The prior year rate was favorably impacted by an adjustment related to the ultimate resolution of an airline industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs. The Company currently expects its full year 2006 effective rate to be in the 38 to 39 percent range; however, future effective rates are more difficult to forecast due to the Company’s January 1, 2006, adoption of SFAS 123R. See Note 2 to the unaudited condensed consolidated financial statements for further information.

Liquidity and Capital Resources
     Net cash provided by operating activities was $751 million for the three months ended March 31, 2006, compared to $864 million in the same prior year period. The operating cash flows in both years was largely impacted by increases in counterparty deposits associated with the Company’s fuel hedging program. The increase in counterparty deposits was higher in first quarter 2005 primarily due to a larger increase in the fair value of the Company’s hedge instruments, as a result of a large increase in energy prices during first quarter 2005. The largest portion of the first quarter 2006 cash flows from operating activities was the increase in Air traffic liability, as a result of seasonal bookings for future travel. See Item 3, and Notes 5 and 8 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities is primarily used to finance capital expenditures.
     Net cash flows used in investing activities during the three months ended March 31, 2006, totaled $309 million compared to $156 million in 2005. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for both periods was impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities. During the three months ended March 31, 2006 and 2005, the Company’s short-term investments increased by $68 million and decreased by $257 million, respectively. During the first quarter 2006, the Company also received $20 million from ATA’s repayment of their remaining balance of the Company’s debtor in possession loan made to ATA in 2004. See Note 10 to the unaudited condensed consolidated financial statements for more information.
     Net cash used in financing activities during the three months ended March 31, 2006, was $122 million compared to $152 million generated from financing activities for the same period in 2005. In first quarter 2006, the Company repurchased $214 million of its common stock and redeemed $37 million of its debt on scheduled maturity dates. These outflows were partially offset by $107 million received from the exercise of Employee stock options. In the prior year, the Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem the $100 million senior unsecured 8% Notes due March 1, 2005, and to repurchase $55 million of the Company’s common stock.
Contractual Obligations and Contingent Liabilities and Commitments
     Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Through the first three months of 2006, the Company purchased six new 737-700 aircraft from Boeing. In addition, one new 737-700 was received from Boeing during the first half of April 2006. On April 20, 2006, Southwest and Boeing entered into an agreement providing for the exercise by Southwest of options to purchase seventy-nine (79) Boeing 737-700 Aircraft for delivery in 2007 through 2012. In addition, Southwest has 116 options with delivery positions in 2008 through 2012, and 54 purchase rights for delivery through December 31, 2014, if Southwest elects to purchase such aircraft. As a result of this transaction, Southwest has firm orders and options to purchase Boeing 737-700 aircraft as follows:

	Current Schedule
	Firm	Options

2006*	33	—
2007	36	—
2008	30	6
2009	18	18
2010	10	32
2011	10	30
2012	10	30
2008-2014	—	54	**

Total	147	170

*	Includes seven aircraft delivered through April 20, 2006

**	Purchase rights
     The following table details information on the 451 aircraft in the Company’s fleet as of March 31, 2006:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	14.9	194	112	82
-500	122	14.9	25	16	9
-700	137	3.8	232	230	2

TOTALS		9.2	451	358	93
     The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.9 billion, subject to adjustments for inflation, due as follows: $795 million remaining in 2006, $994 million in 2007, $765 million in 2008, $467 million in 2009, $341 million in 2010, and $499 million thereafter.
     The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at March 31, 2006, of $2.9 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.
     In January 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During first quarter 2006, the Company repurchased 12.7 million shares at a total cost of $214 million. See Item 2 of Part II of this filing for further information.

     During first quarter 2006, the Company redeemed a $29 million two-year note on the maturity date of February 24, 2006. See Note 7 to the unaudited condensed consolidated financial statements.
     The Company currently has outstanding shelf registrations for the issuance of up to $1.3 billion in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.
Critical accounting policies
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with United States GAAP. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition, following the adoption of SFAS 123R, the Company considers its policies related to share-based compensation to be a critical accounting policy.
Share-Based Compensation
The Company has share-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with one Executive Officer of the Company. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, prior to adoption of SFAS 123R, share-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified retrospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods have been retroactively adjusted utilizing the pro forma disclosures in those prior financial statements, except as noted. As part of this revision, the Company recorded cumulative share-based compensation expense of $409 million for the period 1995-2005, resulting in a reduction to Retained earnings in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2005. This adjustment, along with the creation of a net Deferred income tax asset in the amount of $130 million, resulted in an offsetting increase to Capital in excess of par value in the amount of $539 million in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2005. The Deferred tax asset represents the portion of the cumulative expense related to stock options that will result in a future tax deduction.
The unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and 2005 reflect share-based compensation cost of $22 million and $20 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the three months ended March 31, 2006 and 2005, was $6 million and $5 million, respectively. The Company’s earnings before income taxes and net earnings for first quarter 2006 were reduced by $19 million and $12 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted, were each reduced by $.01 in first quarter 2006, compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the three months ended March 31, 2005, net income was reduced by $14 million, and net income per share, basic and diluted, were each reduced by $.02.
The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. For 2005 and 2006, the Company has relied on observations of both historical volatility trends, implied future volatility observations as determined by independent third parties, and implied volatility from traded options on the Company’s stock. For both 2006 and 2005 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. In determining the expected term of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups.
Other assumptions required for estimating fair value with the Black-Scholes model are the expected risk-free interest rate and expected dividend yield of the Company’s stock. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option on the date of grant, ranged from 4.26% to 4.78% for first quarter 2006, versus 3.37% to 4.47% for 2005. The expected dividend yield of the Company’s common stock over the expected term of the option on the date of grant was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes.
The fair value of options granted under the fixed option plans during the three months ended March 31, 2006, ranged from $4.26 to $6.99, with a weighted-average fair value of $5.73. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $3.84.
Vesting terms for the Company’s stock option plans differ based on the type of grant made and the group to which the options are granted. For grants made to Employees under collective bargaining plans, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans”, options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.
As of March 31, 2006, the Company has $127 million in remaining unrecognized compensation cost related to past grants of stock options, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions. Approximately 87 percent of net unrecognized amount at March 31, 2006, related to options granted prior to the adoption of SFAS 123R on January 1, 2006. In addition, the vast majority of the $22 million in share-based compensation expense reflected in the unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2006, was related to options granted prior to the adoption of SFAS 123R. Based on Employee stock options expected to vest over the remainder of 2006, the number of options eligible to be granted in future periods and the Company’s expectation of future grants, we expect the expense related to share-based compensation to decrease significantly during the second half of 2006 compared to the first half of 2006.
The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.
Forward looking statements
Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to those set forth under Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first three months of 2006, the fair values of the Company’s fuel hedge contracts have increased. At March 31, 2006, the estimated gross fair value of outstanding contracts was $1.8 billion, compared to $1.7 billion at December 31, 2005.
Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2006, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At March 31, 2006, the Company held $1.2 billion in fuel hedge related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. See also Note 8 to the unaudited condensed consolidated financial statements.
See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.
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

Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The IRS regularly examines the Company’s federal income tax returns and, in the course thereof, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments it deems lacking of merit.
The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.
Item 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)
Issuer Purchases of Equity Securities (1)

			(c)	(d)
			Total number of	Maximum dollar
	(a)	(b)	shares purchased	value that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1, 2006 through January 31, 2006			—	$300,000,000
February 1, 2006 through February 28, 2006	5,965,000	$16.53	5,965,000	$201,424,755
March 1, 2006 through March 31, 2006	6,715,000	$17.08	6,715,000	$86,732,472

Total (2)	12,680,000		12,680,000

(1)	In January 2006, the Company announced a program for the repurchase of up to $300 million of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2)	All shares were purchased pursuant to the publicly announced program.

Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On April 20, 2006, the Company entered into a Severance Contract with Jim Wimberly, its former Executive Vice President — Aircraft Operations.
Item 6. Exhibits

a)	Exhibits

	10.1	Supplemental Agreement Nos. 46 and 47 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

	10.2	Severance Contract between Jim Wimberly and Southwest Airlines Co., dated as of April 20, 2006.

	18	Letter from Ernst & Young LLP regarding change in accounting principle

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer

	32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.
April 21, 2006	By:	/s/ Laura Wright
Laura Wright
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	-	Supplemental Agreement Nos. 46 and 47 to Purchase Agreement No. 1810, dated January 19, 1994 between The Boeing Company and Southwest.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Exhibit 10.2	-	Severance Contract between Jim Wimberly and Southwest Airlines Co., dated as of April 20, 2006.

Exhibit 18	-	Letter from Ernst & Young LLP regarding change in accounting principle

Exhibit 31.1	-	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	-	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer