Form 10-Q
period 2006-06-30
SOUTHWEST AIRLINES CO
filed 2006-07-21
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 or
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

Number of shares of Common Stock outstanding as of the close of business on July 18, 2006:
786,077,109

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quatitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Supplemental Agreement to Purchase Agreement
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certification of CEO & CFO

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,592	$2,280
Short-term investments	396	251
Accounts and other receivables	269	258
Inventories of parts and supplies, at cost	189	150
Fuel hedge contracts	853	641
Prepaid expenses and other current assets	59	40
Total current assets	4,358	3,620

Property and equipment, at cost:
Flight equipment	11,145	10,592
Ground property and equipment	1,292	1,256
Deposits on flight equipment purchase contracts	704	660
	13,141	12,508
Less allowance for depreciation and amortization	3,517	3,296
	9,624	9,212
Other assets	1,362	1,171
	$15,344	$14,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$609	$524
Accrued liabilities	2,635	2,074
Air traffic liability	958	649
Current maturities of long-term debt	483	601
Total current liabilities	4,685	3,848

Long-term debt less current maturities	1,350	1,394
Deferred income taxes	1,942	1,681
Deferred gains from sale and leaseback of aircraft	128	136
Other deferred liabilities	286	269
Stockholders' equity:
Common stock	808	802
Capital in excess of par value	1,047	963
Retained earnings	4,325	4,018
Accumulated other comprehensive income	1,104	892
Treasury stock, at cost	(331)	-
Total stockholders' equity	6,953	6,675
	$15,344	$14,003

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

OPERATING REVENUES:
Passenger	$2,362	$1,868	$4,300	$3,461
Freight	38	33	74	67
Other	49	43	95	80
Total operating revenues	2,449	1,944	4,469	3,608
OPERATING EXPENSES:
Salaries, wages, and benefits	786	684	1,502	1,345
Fuel and oil	518	330	1,019	609
Maintenance materials and repairs	119	111	224	217
Aircraft rentals	39	42	80	86
Landing fees and other rentals	126	114	246	227
Depreciation and amortization	127	116	250	227
Other operating expenses	332	291	648	560
Total operating expenses	2,047	1,688	3,969	3,271
OPERATING INCOME	402	256	500	337
OTHER EXPENSES (INCOME):
Interest expense	34	29	68	57
Capitalized interest	(14)	(9)	(26)	(19)
Interest income	(21)	(10)	(39)	(17)
Other (gains) losses, net	(112)	11	(114)	(8)
Total other expenses (income)	(113)	21	(111)	13

INCOME BEFORE INCOME TAXES	515	235	611	324
PROVISION FOR INCOME TAXES	182	91	217	120

NET INCOME	$333	$144	$394	$204

NET INCOME PER SHARE, BASIC	$.42	$.18	$.49	$.26

NET INCOME PER SHARE, DILUTED	$.40	$.18	$.47	$.25

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	798	786	800	785
Diluted	825	802	831	802

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$333	$144	$394	$204
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	127	116	250	227
Deferred income taxes	179	88	214	116
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(4)	(8)	(8)
Share-based compensation expense	23	18	45	38
Excess tax benefits from share-based compensation expense	(2)	(6)	(30)	(12)
Changes in certain assets and liabilities:
Accounts and other receivables	(18)	42	(31)	(43)
Other current assets	(88)	3	(73)	(9)
Accounts payable and accrued liabilities	255	197	571	791
Air traffic liability	29	23	309	218
Other	(2)	25	(58)	(12)
Net cash provided by operating activities	832	646	1,583	1,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(404)	(280)	(665)	(687)
Change in short-term investments, net	(76)	-	(145)	257
Payment for assets from ATA Airlines, Inc.	-	-	-	(6)
Proceeds from ATA Airlines, Inc. debtor in possession loan	-	-	20	-
Other	-	-	1	-
Net cash used in investing activities	(480)	(280)	(789)	(436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	-	-	-	300
Proceeds from Employee stock plans	29	19	136	37
Payments of long-term debt and capital lease obligations	(99)	(27)	(136)	(135)
Payments of cash dividends	(4)	(4)	(11)	(11)
Repurchase of common stock	(289)	-	(503)	(55)
Excess tax benefits from share-based compensation expense	2	6	30	12
Other, net	1	1	2	(1)
Net cash provided by (used in) financing activities	(360)	(5)	(482)	147

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(8)	361	312	1,221
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,600	1,908	2,280	1,048
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,592	$2,269	$2,592	$2,269

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$18	$16	$38	$32
Income taxes	$3	$-	$3	$-

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. See Note 2. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2005.

2. ACCOUNTING CHANGES

Aircraft and engine maintenance

In first quarter 2006, the Company changed its method of accounting for scheduled airframe and inspection repairs for 737-300 and 737-500 aircraft from the deferral method to the direct expense method, effective January 1, 2006. The Company recorded the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which was effective for calendar year companies on January 1, 2006. SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2005, and the Condensed Consolidated Balance Sheet as of December 31, 2005, were adjusted in first quarter 2006 to apply the direct expense method retrospectively to all prior periods.

As a result, for the three and six months ended June 30, 2005, Maintenance materials and repairs expense was increased by $4 million and $9 million resulting in a reduction in net income of $2 million and $5 million, respectively. Net income per share, basic and diluted were each unchanged. The impact of adopting the direct expense method on net income for the three and six months ended June 30, 2006, was not material.

Share-based Compensation

The Company has share-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company's Board of Directors, and plans related to employment contracts with one Executive Officer of the Company. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation was included in pro forma disclosures in the financial statement footnotes in periods prior to 2006.

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

Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods were retrospectively adjusted in first quarter 2006 utilizing the pro forma disclosures in those prior financial statements, except as noted.

The unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2006 and 2005 reflects share-based compensation cost of $45 million and $38 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the six months ended June 30, 2006 and 2005, was $13 million and $12 million, respectively.   The Company’s earnings before income taxes and net earnings for the six months ended June 30, 2006, were reduced by $39 million (net of profitsharing) and $25 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted were each reduced by $.03 during the six months ended June 30, 2006 compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the six months ended June 30, 2005, net income was reduced by $26 million, and net income per share, basic and diluted, were each reduced by $.04. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006, before income taxes and profitsharing.

The unaudited Condensed Consolidated Statement of Income for the three months ended June 30, 2006 and 2005 reflects share-based compensation cost of $23 million and $18 million, respectively. The total tax benefit recognized from share-based compensation arrangements for both the three months ended June 30, 2006 and 2005 was $6 million. For second quarter 2006, the Company’s earnings before income taxes and net earnings were reduced by $20 million (net of profitsharing) and $13 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic was reduced by $.02 and net income per share, diluted was reduced by $.01 in second quarter 2006 compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the three months ended June 30, 2005, net income was reduced by $12 million, and net income per share, basic and diluted, were each reduced by $.02.

Prior to the adoption of SFAS 123R, the Company was required to record benefits associated with the tax deductions in excess of recognized compensation cost as an operating cash flow. However, SFAS 123R requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the accompanying unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2006, the respective $2 million and $30 million tax benefits classified as a financing cash flows (and corresponding operating cash outflows) would have been classified as an operating cash inflows prior to the adoption of SFAS 123R. In addition, the cash flow presentation for the three and six months ended June 30, 2005, has been adjusted to conform to the current year presentation.

Stock Plans

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 6.0 million shares of the Company’s common stock as of June 30, 2006. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

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

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Six months ended June 30, 2006	Year ended December 31, 2005

Expected stock volatility	25.9%	26.2%
Expected life of option (years)	5.1	4.7
Wtd-average risk-free interest rate	4.6%	4.1%
Expected dividend yield	0.07%	0.09%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For both 2006 and 2005 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date, ranged from 4.26% to 5.24% for the six months ended June 30, 2006, versus 3.37% to 4.47% for all of 2005.

The fair value of options granted under the fixed option plans during the six months ended June 30, 2006, ranged from $4.17 to $6.99, with a weighted-average fair value of $5.62. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $3.84.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	105,244	$11.66
Granted	625	16.65
Exercised	(12,402)	7.86
Surrendered	(781)	14.15
Outstanding June 30, 2006	92,686	$12.18	4.3	$393
Vested or expected to vest at June 30, 2006	85,845	$12.02	4.3	$386
Exercisable at June 30, 2006	72,012	$11.50	3.8	$354

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	35,820	$13.96
Granted	2,831	17.52
Exercised	(3,257)	9.15
Surrendered	(680)	15.83
Outstanding June 30, 2006	34,714	$14.66	5.9	$74
Vested or expected to vest at June 30, 2006	33,319	$14.65	5.9	$74
Exercisable at June 30, 2006	19,862	$14.09	4.9	$54

The total aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $140 million and $46 million, respectively. The total fair value of shares vesting during the six months ended June 30, 2006 and 2005, was $48 million for each period. As of June 30, 2006, there was $105 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 8.4 million shares of common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the six months ended June 30, 2006, and for the full year 2005, participants under the plan purchased .6 million shares and 1.5 million shares at average prices of $14.93 and $13.19, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2006 and full year 2005, which is equal to the ten percent discount from the market value of the common stock at the end of each monthly purchase period, was $1.66 and $1.47, respectively.

Non-Employee Director grants and Incentive Plan

During the term of the 1996 Non-Qualified Stock Option Plan (1996 Plan), upon initial election to the Board, non-Employee Directors received a one-time option grant to purchase 10,000 shares of Southwest Common Stock at the fair market value of such stock on the date of the grant. The Company’s 1996 Plan, which is administered by the Compensation Committee of the Board of Directors, has expired and no additional options may be granted from the plan. Outstanding stock options to the Board under the 1996 Plan become exercisable over a period of five years from the grant date and have a term of 10 years.

In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this purpose, the plan compensates each non-Employee Director based on the performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company will grant 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined, and since the awards are not stock options, they are not reflected in the above tables.  The fair value of the awards as of June 30, 2006, which is not material to the Company, is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

3. DIVIDENDS

During the three month periods ended March 31, 2006, and June 30, 2006, dividends of $.0045 per share were declared on the 803 million shares and 798 million shares of common stock then outstanding, respectively. During the three month periods ended March 31, 2005, and June 30, 2005, dividends of $.0045 per share were declared on the 783 million shares and 787 million shares of common stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

NUMERATOR:
Net income available to
common stockholders	$333	$144	$394	$204

DENOMINATOR:
Weighted-average shares
outstanding, basic	798	786	800	785
Dilutive effect of Employee stock
options	27	16	31	17
Adjusted weighted-average shares
outstanding, diluted	825	802	831	802

NET INCOME PER SHARE:
Basic	$.42	$.18	$.49	$.26

Diluted	$.40	$.18	$.47	$.25

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed for the three months ended June 30, 2006 and 2005 represented approximately 25.3 percent and 19.5 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant hedging positions the Company had in place during the first half of 2006, the Company also has significant future hedging positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to hedge over 73 percent of its remaining 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $36 per barrel, and has also hedged the refinery margins on most of those positions. Based on current growth plans, the Company is also approximately 65 percent hedged for 2007 at approximately $41 per barrel, over 38 percent hedged for 2008 at approximately $40 per barrel, approximately 34 percent hedged for 2009 at approximately $44 per barrel, and approximately 12 percent hedged for 2010 at $61 per barrel.

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

During the three months ended June 30, 2006, the Company recognized approximately $123 million of net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this net total, approximately $88 million was unrealized, mark-to-market gains in the fair value of derivatives as a result of the discontinuation of hedge accounting for certain contracts that will settle in future periods, $28 million was ineffectiveness and mark-to-market gains related to contracts that settled during second quarter 2006, and $7 million was gains related to unrealized ineffectiveness from hedges designated for future periods. During the three months ended June 30, 2005, the Company recognized approximately $2 million of additional losses in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this amount, approximately $2 million was gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $1 million was gains from ineffectiveness associated with hedges designated for future periods, and $5 million was ineffectiveness and mark-to-market losses related to hedges that settled during second quarter 2005. During the three months ended June 30, 2006 and 2005, the Company recognized approximately $12 million and $9 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in Other (gains) losses, net.

During the three months ended June 30, 2006 and 2005, the Company recognized gains in Fuel and oil expense of $198 million and $196 million, respectively, from hedging activities. At June 30, 2006, approximately $76 million due from third parties from settled derivative contracts is included in Accounts and other receivables in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair value of the Company's financial derivative instruments at June 30, 2006, was a net asset of approximately $2.1 billion. The current portion of these financial derivative instruments, $853 million, is classified as Fuel hedge contracts and the long-term portion, $1.2 billion, is classified as Other assets in the unaudited Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of June 30, 2006, the Company had approximately $1.1 billion in unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $458 million in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2006.

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

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2006, was a liability of approximately $58 million. Of this amount $55 million is recorded in Other deferred liabilities, and $3 million is recorded in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $428 million and $172 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, comprehensive income totaled $606 million and $787 million, respectively. The differences between net income and comprehensive income for each of these periods were as follows (in millions):

	Three months ended June 30,
	2006	2005

Net income	$333	$144
Unrealized gain on derivative instruments,
net of deferred taxes of $51 and $18	95	28
Other, net of deferred taxes of $0 and $0	-	-
Total other comprehensive income	95	28

Comprehensive income	$428	$172

	Six months ended June 30,
	2006	2005

Net income	$394	$204
Unrealized gain on derivative instruments,
net of deferred taxes of $122 and $370	211	583
Other, net of deferred taxes of $0 and $0	1	-
Total other comprehensive income	212	583

Comprehensive income	$606	$787

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in millions):

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)

Balance at March 31, 2006	$1,006	$3	$1,009
Second quarter 2006 changes in value	210	-	210
Reclassification to earnings	(115)	-	(115)
Balance at June 30, 2006	$1,101	$3	$1,104

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)

Balance at December 31, 2005	$890	$2	$892
2006 changes in value	388	1	389
Reclassification to earnings	(177)	-	(177)
Balance at June 30, 2006	$1,101	$3	$1,104

7. LONG-TERM DEBT

During the six months ended June 30, 2006, the Company redeemed two separate $29 million non-interest bearing notes on their maturity dates of February 24, 2006 and April 28, 2006, respectively.

8. OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

	June 30,	December 31,
	2006	2005

Noncurrent fuel hedge contracts, at fair value	$1,228	$1,037
Other	134	134
Other assets	$1,362	$1,171

	June 30,	December 31,
	2006	2005

Retirement Plans	$232	$142
Aircraft Rentals	129	116
Vacation Pay	143	135
Advances and deposits	1,290	955
Deferred income taxes	563	489
Other	278	237
Accrued liabilities	$2,635	$2,074

9. POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:
	Three months ended June 30,
(In millions)	2006	2005

Service cost	$3	$3
Interest cost	2	1
Amortization of prior service cost	1	1
Recognized actuarial loss	-	-

Net periodic postretirement benefit cost	$6	$5

	Six months ended June 30,
(In millions)	2006	2005

Service cost	$7	$6
Interest cost	3	2
Amortization of prior service cost	1	1
Recognized actuarial loss	-	-

Net periodic postretirement benefit cost	$11	$9

10. CONTINGENCIES

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

11. RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2006 and 2005 are as follows:
	Three months ended June 30,

	2006	2005	Change

Revenue passengers carried	21,999,256	20,096,357	9.5%
Enplaned passengers	25,306,858	22,777,660	11.1%
Revenue passenger miles (RPMs) (000s)	17,843,848	15,480,310	15.3%
Available seat miles (ASMs) (000s)	22,883,984	21,338,928	7.2%
Load factor	78.0%	72.5%	5.5 pts
Average length of passenger haul (miles)	811	770	5.3%
Average aircraft stage length (miles)	619	606	2.1%
Trips flown	270,947	258,331	4.9%
Average passenger fare	$107.38	$92.94	15.5%
Passenger revenue yield per RPM (cents)	13.24	12.07	9.7%
Operating revenue yield per ASM (cents)	10.70	9.11	17.5%
Operating expenses per ASM (cents)	8.95	7.91	13.1%
Operating expenses per ASM, excluding fuel (cents)	6.68	6.37	4.9%
Fuel costs per gallon, excluding fuel tax	$1.50	$1.02	47.1%
Fuel consumed, in gallons (millions)	344	322	6.8%
Number of Employees at period-end	31,734	31,366	1.2%
Size of fleet at period-end	462	434	6.5%

	Six months ended June 30,

	2006	2005	Change

Revenue passengers carried	41,198,739	37,570,914	9.7%
Enplaned passengers	47,322,342	42,558,406	11.2%
Revenue passenger miles (RPMs) (000s)	33,124,345	28,718,319	15.3%
Available seat miles (ASMs) (000s)	44,963,442	41,570,527	8.2%
Load factor	73.7%	69.1%	4.6 pts.
Average length of passenger haul (miles)	804	764	5.2%
Average aircraft stage length (miles)	618	601	2.8%
Trips flown	533,396	507,450	5.1%
Average passenger fare	$104.38	$92.11	13.3%
Passenger revenue yield per RPM (cents)	12.98	12.05	7.7%
Operating revenue yield per ASM (cents)	9.94	8.68	14.5%
Operating expenses per ASM (cents)	8.83	7.87	12.2%
Operating expenses per ASM, excluding fuel (cents)	6.56	6.40	2.5%
Fuel costs per gallon, excluding fuel tax	$1.51	$.96	57.3%
Fuel consumed, in gallons (millions)	673	628	7.2%
Number of Employees at period-end	31,734	31,366	1.2%
Size of fleet at period-end	462	434	6.5%

Material Changes in Results of Operations

Summary

The Company’s second quarter 2006 net income was $333 million ($.40 per share, diluted), 131.3 percent higher than second quarter 2005. Second quarter 2006 represented the Company’s 61st consecutive quarterly profit. The increase in net income was primarily driven by higher passenger revenues, which along with the Company’s fuel hedging program, allowed us to more than offset significantly higher market energy prices. Higher passenger revenues were a result of a reduction in competitive capacity in Southwest markets and continued strong demand for the Company’s low fares and excellent Customer Service. Although the Company’s fuel hedge position was not as strong as the position we held in 2005, our hedging program still resulted in the realization of $225 million in cash settlements during second quarter 2006. These settlements resulted in a reduction to Fuel and oil expense of $198 million in second quarter 2006. In addition, as a result of hedges that settled in second quarter 2006 or will settle in future periods that were ineffective, as defined, or did not qualify for special hedge accounting, the Company recorded $123 million in gains, which are included in Other (gains) losses. See Note 5 to the unaudited condensed consolidated financial statements. However, even with the Company’s hedge position, fuel cost per gallon increased 47.1 percent versus second quarter 2005.

Second quarter 2006 operating income increased $146 million, or 57.0 percent, compared to second quarter 2005. The Company believes operating income provides a better indication of the Company’s financial performance for second quarter 2006 than does net income due to the fact that the fuel hedging gains that relate to hedges expiring in future periods are included in Other (gains) losses, which is below the operating income line. The increase in operating income was primarily due to the Company’s exceptional revenue performance. Operating revenues grew 26.0 percent, led by a 26.4 percent increase in Passenger revenues. The Company grew capacity (available seat miles) by 7.2 percent, and has also been able to implement several modest fare increases over the past twelve months due to strong demand. Competitive capacity decreases and strong demand combined to result in a 15.3 percent increase in revenue passenger miles (RPMs). This resulted in a second quarter 2006 load factor of 78.0 percent, which was the highest for any second quarter in the Company’s history. In fact, Company load factor records were set in every month of second quarter 2006. The second quarter 2005 load factor was 72.5 percent. RPM yields improved 9.7 percent as a result of the modest fare increases.

Second quarter 2006 CASM (cost per available seat mile) increased 4.9 percent compared to second quarter 2005, excluding fuel. The largest contributors to this increase were profitsharing expense, due to the significant increase in Company profits, and in salaries, due to wage rate increases. Including fuel expense, second quarter 2006 CASM increased 13.1 percent compared to the same prior year period. The Company continued its focus on controlling non-fuel costs and attempting to offset wage rate and benefit increases through productivity and efficiency improvements. As a result of these efforts, the Company’s headcount per aircraft at June 30, 2006, was 69 versus a year-ago level of 72. Based on current unit operating cost trends, excluding fuel, the Company expects a year-over-year increase in third quarter 2006 unit costs; however, at a lower rate than the second quarter 2006 increase of 4.9 percent.

During second quarter 2006, the Company was also part of an historic agreement that could eventually lift flight restrictions from Dallas Love Field, which is a significant destination for the Company and the location of our headquarters. The Wright Amendment was passed by the U.S. Congress in 1979 and restricts commercial flights from Dallas Love Field to specified states bordering Texas, along with Kansas, Missouri, Mississippi, and Alabama. In conjunction with the cities of Dallas and Fort Worth, DFW International Airport, and American Airlines, the Company agreed to a plan that would, among other items, immediately lift through-ticketing restrictions so that Customers could purchase a single ticket from Dallas to any U.S. destination (while still requiring the Customer to connect through a Wright Amendment state), and eventually eliminate all restrictions associated with the Wright Amendment in 2014. The agreement would also reduce the maximum number of available gates at Love Field from 32 to 20, of which the Company would have leases for 16. If the agreement is not approved by Congress by the end of 2006, it would expire and the Wright Amendment would remain in place.

The Company has announced new service to Washington Dulles International Airport in northern Virginia beginning October 5, 2006. Washington Dulles will be the 63rd destination served by Southwest and we will begin with daily nonstop service to Chicago Midway, Las Vegas, Tampa Bay, and Orlando. Based on our current forecast, the Company expects third quarter 2006 capacity to grow approximately eight percent versus third quarter 2005.

Comparison of three months ended June 30, 2006, to three months ended June 30, 2005

Revenues

Consolidated operating revenues increased by $505 million, or 26.0 percent, primarily due to a $494 million, or 26.4 percent, increase in Passenger revenues. The increase in Passenger revenues was fairly evenly distributed among three items—the 9.7 percent increase in RPM yield, the 7.2 percent increase in capacity, and the 5.5 point or 7.6 percent increase in load factor. The higher RPM yield primarily resulted from modest fare increases and enhanced revenue management. The capacity increase resulted from the addition of 28 aircraft since the end of second quarter 2005 (and no aircraft retirements). The higher load factor was primarily due to reductions in competitive capacity in our markets over the past twelve months and generally stronger demand for air travel. Unit revenue (operating revenue per ASM) increased 17.5 percent, due to the combination of higher RPM yields and the higher load factor. Thus far, strong load factor trends have continued in July, and Customer bookings for the remainder of third quarter 2006 are strong. Based on July results to date, the Company expects strong year-over-year unit revenue trends again in third quarter 2006.

Consolidated freight revenues increased by $5 million, or 15.2 percent. Higher freight and cargo revenues, primarily as a result of higher rates charged, were partially offset by lower mail revenues compared to second quarter 2005, as the U.S. Postal Service shifted more mail shipments to freight air carriers. During second quarter 2006, the Company notified the U.S. Postal Service that it would no longer carry mail effective July 1, 2006, primarily due to the severe rules and restrictions required to qualify for payment. Due to this decision, the Company expects consolidated freight revenues in third quarter 2006 to decline from the level recorded in second quarter 2006 and fall more in line with third quarter 2005’s performance. Other revenues increased by $6 million, or 14.0 percent, compared to third quarter 2005. The increase was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The Company expects a similar year-over-year Other revenue increase in third quarter 2006.

Operating expenses

To a large extent, except for the potential for large swings in market prices for fuel, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the three months ended June 30, 2006 and 2005, followed by explanations of changes on a per-ASM basis (in cents, except for percentages):

	Three months ended June 30,		Per ASM	Percent
	2006	2005	Change	Change

Salaries, wages, and benefits	3.43	3.21	.22	6.9
Fuel and oil	2.27	1.55	.72	46.5
Maintenance materials
and repairs	.52	.52	-	-
Aircraft rentals	.17	.20	(.03)	(15.0)
Landing fees and other rentals	.56	.53	.03	5.7
Depreciation	.55	.54	.01	1.9
Other operating expenses	1.45	1.36	.09	6.6

Total	8.95	7.91	1.04	13.1

Operating expenses per ASM were 8.95 cents, a 13.1 percent increase compared to 7.91 cents for second quarter 2005. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 47.1 percent versus the prior year. Excluding fuel, year-over-year CASM increased 4.9 percent to 6.68 cents primarily due to higher profitsharing expense, higher salaries, and higher Other operating expenses. Excluding fuel, year-over-year CASM increased 4.9 percent from 6.37 cents in second quarter 2005. Based on current operating cost trends, the Company expects third quarter 2006 CASM, excluding fuel, to increase from third quarter 2005's performance of 6.42 cents; however, the rate of growth is expected to be less than second quarter 2006's 4.9 percent. As a result of these trends, we expect a modest increase in the full year 2006 unit cost, excluding fuel, from 2005's 6.48 cents.

Salaries, wages, and benefits expense per ASM increased 6.9 percent compared to second quarter 2005. Approximately half of the increase was due to higher profitsharing, as a result of the significant increase in profits compared to second quarter 2005. Profitsharing expense rose 63.3 percent to $74 million in second quarter 2006 compared to $45 million in second quarter 2005. The majority of the remainder of the increase per ASM was in salaries and wages, primarily from higher wage rates.

As explained in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted SFAS 123R, using the modified retrospective method, effective January 1, 2006. As a result, in first quarter 2006, prior year results were retrospectively adjusted to include share-based compensation expense, primarily associated with Employee stock options. Second quarter 2005 now includes $18 million in share-based compensation expense. For the three months ended June 30, 2006, Salaries, wages and benefits includes share-based compensation expense of $23 million. The inclusion of these amounts did not materially change the year-over-year comparisons of salaries, wages and benefits on a per-ASM basis. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006. The Company currently expects Salaries, wages, and benefits per ASM in third quarter 2006 to decrease from second quarter 2006, primarily due to lower profitsharing expense.

The Company’s Ramp, Operations, and Provisioning and Freight Agents are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable on June 30, 2008. However, under certain conditions, TWU could elect to give notice to the Company by June 1, 2007, of its desire to make the agreement amendable on June 30, 2007. During second quarter 2006, TWU membership voted to not make the contract amendable on June 30, 2007. The Company is unable to predict whether future votes between now and June 2007 would result in the same outcome. If the contract is not made amendable prior to that date, it would remain in effect through June 30, 2008.

Fuel and oil expense per ASM increased 46.5 percent primarily due to a weaker hedge position held by the Company in second quarter 2006 versus second quarter 2005, and higher market jet fuel prices. In second quarter 2006, the Company was hedged at a lower percentage of anticipated fuel consumption versus the prior year, and at higher average crude oil-equivalent prices. The Company’s average fuel cost per gallon in second quarter 2006 was $1.50, 47.1 percent higher than second quarter 2005, including the effects of hedging activities. Prior to second quarter 2006, the Company had hedged 77 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $36 per barrel, resulting in gains recorded in Fuel and oil expense of $198 million. Second quarter 2005 hedging gains recorded in Fuel and oil expense were $196 million.

For third quarter 2006, the Company has fuel hedges in place for approximately 74 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $36 per barrel of crude oil and has hedged the refinery margins on the majority of those positions. Based on this hedge and current market prices, the Company expects its third quarter 2006 jet fuel cost per gallon to substantially increase from third quarter 2005’s $1.01 and may exceed second quarter 2006’s $1.50. The majority of the Company's near term hedge positions are also in the form of option contracts. At June 30, 2006, the estimated net fair value of the Company’s fuel hedge contracts was $2.1 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. Also, with the Company’s ongoing efforts to conserve fuel, it has announced it will install Aviation Partners Boeing Blended Winglets on up to 90 of its Boeing 737-300 aircraft with 59 firm orders and 31 options. Installations are expected to begin in early 2007.

Maintenance materials and repairs per ASM were flat compared to second quarter 2005. A slight increase in repair costs for airframes, primarily from more scheduled repair events, was offset by a slight decrease in engine expense per ASM. Also, as discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company changed its method of accounting for planned airframe maintenance on its 737-300 and 737-500 aircraft in first quarter 2006. As a result, in first quarter 2006, prior year Maintenance materials and repairs expense was retrospectively adjusted to conform to the Company’s present method of accounting for airframe maintenance. The Company currently expects Maintenance materials and repairs per ASM for third quarter 2006 to be comparable with the second quarter 2006’s 52 cents per ASM.

Aircraft rentals per ASM decreased 15.0 percent compared to second quarter 2005. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases over the past twelve months that resulted in both lower lease rates and the reclassification of four aircraft from operating leases to capital leases. Expense associated with capital lease aircraft is recorded as depreciation. In addition, all of the aircraft acquired in 2005 and 2006 are owned by the Company. The Company currently expects Aircraft rentals per ASM for third quarter 2006 to be comparable to the second quarter 2006 level.

Landing fees and other rentals per ASM increased 5.7 percent compared to second quarter 2005, primarily due to an increase in other rentals. The increase in rates charged by airports, along with an increase in space needs from Company expansion, have exceeded our growth in ASMs. The Company expects an increase in Landing fees and other rentals per ASM in third quarter 2006 compared to third quarter 2005, primarily due to continued higher rates paid for airport space.

Depreciation expense per ASM was up 1.9 percent compared to second quarter 2005, primarily due to capital improvements made to the Company’s owned aircraft over the past twelve months. For third quarter 2006, the Company currently expects Depreciation expense per ASM to be in line with second quarter 2006.

Other operating expenses per ASM increased 6.6 percent compared to second quarter 2005. Approximately half of the increase was due to higher credit card fees associated with the increase in revenues. In total, revenue driven costs included in Other operating expenses rose 22.4 percent to $73 million in second quarter 2006. The majority of the remainder of the increase was due to higher security fees assessed by the Transportation Security Administration. The Company currently expects Other operating expenses per ASM for third quarter 2006 to be higher than third quarter 2005 due to the same reasons noted for second quarter 2006.

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

Other

Interest expense increased $5 million, or 17.2 percent compared to second quarter 2005. The majority of the increase was due to an increase in interest rates, due to the fact that most of the Company’s long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $5 million, or 55.6 percent compared to the prior year, also primarily due to an increase in interest rates.

Interest income increased by $11 million, or 110.0 percent, primarily due to an increase in rates earned on cash and investments.

Other (gains) losses, net primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During second quarter 2006, the Company recognized approximately $12 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also in second quarter 2006, the Company recognized approximately $123 million of net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this net total, approximately $88 million was unrealized, mark-to-market gains in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $28 million was ineffectiveness and mark-to-market gains related to contracts that settled during second quarter 2006, and $7 million was gains related to unrealized ineffectiveness from hedges designated for future periods. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In second quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $2 million in expense related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this $2 million, approximately $2 million was additional income from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $1 million was gains related to unrealized ineffectiveness from hedges designated for future periods, and $5 million was ineffectiveness and mark-to-market losses related to contracts that settled during second quarter 2005.

The Company’s effective tax rate decreased to 35.3 percent in second quarter 2006 from 38.6 percent in second quarter 2005. The year-over-year decrease was primarily due to a second quarter 2006 $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during the quarter. The Company currently expects its full year 2006 effective rate to be in the 36 to 37 percent range; however, future effective rates are more difficult to forecast due to the Company’s January 1, 2006, adoption of SFAS 123R. See Note 2 to the unaudited condensed consolidated financial statements for further information.

Comparison of six months ended June 30, 2006, to six months ended June 30, 2005

Revenues

Consolidated operating revenues increased by $861 million, or 23.9 percent, primarily due to an $839 million, or 24.2 percent, increase in Passenger revenues. The increase in Passenger revenues was fairly evenly distributed among three items—the 7.7 percent increase in RPM yield, the 8.2 percent increase in capacity, and the 4.6 point or 6.7 percent increase in load factor. Unit revenue (operating revenue per ASM) increased 14.5 percent, due to the combination of higher RPM yields and the higher load factor. The Company also experienced a 9.7 percent increase in revenue passengers carried compared to the first half of 2005.

Consolidated freight revenues increased by $7 million, or 10.4 percent. Higher freight and cargo revenues, primarily as a result of higher rates charged, were partially offset by lower mail revenues versus the first half of 2005 as the U.S. Postal Service has shifted more mail shipments to freight air carriers. Other revenues increased by $15 million, or 18.8 percent, compared to the first half of 2005. Approximately two-thirds of the increase was in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The remaining one-third was primarily in excess baggage charges, as the Company modified its fee policy related to the weight of checked baggage during second quarter 2005.

Operating expenses

To a large extent, except for the potential for large swings in market prices for fuel, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the six months ended June 30, 2006 and 2005, followed by explanations of changes on a per-ASM basis (in cents, except for percentages):

	Six months ended June 30,		Per ASM	Percent
	2006	2005	Change	Change

Salaries, wages, and benefits	3.34	3.23	.11	3.4
Fuel and oil	2.27	1.47	.80	54.4
Maintenance materials
and repairs	.50	.52	(.02)	(3.8)
Aircraft rentals	.18	.21	(.03)	(14.3)
Landing fees and other rentals	.54	.54	-	-
Depreciation	.56	.55	.01	1.8
Other operating expenses	1.44	1.35	.09	6.7

Total	8.83	7.87	.96	12.2

Operating expenses per ASM were 8.83 cents, a 12.2 percent increase compared to 7.87 cents for the first half of 2005. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 57.3 percent versus the prior year. Excluding fuel, year-over-year CASM increased 2.5 percent, primarily due to higher profitsharing expense from the increase in Company profits and higher Other operating expenses. These were partially offset by lower maintenance costs and Aircraft rentals expense.

Salaries, wages, and benefits expense per ASM increased 3.4 percent compared to the first half of 2005. Approximately half of the increase was due to higher profitsharing expense from the significant increase in Company profits. The majority of the remainder of the increase was due to higher wage rates. As explained in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted SFAS 123R, using the modified retrospective method, effective January 1, 2006. As a result, prior year results were retrospectively adjusted to include share-based compensation expense, primarily associated with Employee stock options. Results for the six months ended June 30, 2005, now includes $38 million in share-based compensation expense. For the six months ended June 30, 2006, Salaries, wages and benefits includes share-based compensation expense of $45 million. The inclusion of these amounts did not materially change the year-over-year comparisons of salaries, wages and benefits on a per-ASM basis.

Fuel and oil expense per ASM increased 54.4 percent primarily due to a weaker hedge position held by the Company in 2006 versus 2005, and higher market jet fuel prices. In the first half of 2006, the Company was hedged at a lower percentage of anticipated fuel consumption versus the prior year, and at higher average crude oil-equivalent prices. The Company’s average fuel cost per gallon in the first half of 2006 was $1.51, 57.3 percent higher than the same period in 2005, including the effects of hedging activities. Fuel and oil expense for the six months ended June 30, 2006, are net of $314 million in hedging gains associated with the Company’s hedge program. Hedging gains recorded in Fuel and oil expense for the six months ended June 30, 2005, were $351 million.

Maintenance materials and repairs per ASM decreased 3.8 percent primarily due to a decrease in repair costs for airframes. Also, as discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company changed its method of accounting for planned airframe maintenance on its 737-300 and 737-500 aircraft in first quarter 2006. As a result, in first quarter 2006, prior year Maintenance materials and repairs expense was retrospectively adjusted to conform to the Company’s present method of accounting for airframe maintenance.

Aircraft rentals per ASM decreased 14.3 percent compared to the first half of 2005. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases over the past twelve months that resulted in both lower lease rates and the reclassification of four aircraft from operating leases to capital leases. Expense associated with capital lease aircraft is recorded as depreciation. In addition, all of the aircraft acquired in 2005 and 2006 are owned by the Company.

Other operating expenses per ASM increased 6.7 percent compared to the first half of 2005. Approximately thirty-five percent of the increase was due to higher credit card fees associated with the increase in revenues, and another thirty percent was due to higher security fees assessed by the Transportation Security Administration. Approximately twenty percent of the increase was due to higher fuel sales taxes due to the substantial increase in jet fuel prices.

Other

Interest expense increased $11 million, or 19.3 percent compared to the first half of 2005. The majority of the increase was due to an increase in interest rates, due to the fact that most of the Company’s long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $7 million, or 36.8 percent compared to the prior year, also primarily due to an increase in interest rates.

Interest income increased by $22 million, or 129.4 percent, primarily due to an increase in rates earned on cash and investments.

Other (gains) losses, net primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During the first half of 2006, the Company recognized approximately $23 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also in 2006, the Company recognized approximately $136 million of net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this net total, approximately $130 million was unrealized, mark-to-market gains in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods and $10 million was ineffectiveness and mark-to-market gains related to contracts that settled during the first half of 2006. These were partially offset by $4 million in losses related to unrealized ineffectiveness from hedges designated for future periods. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In the first half of 2005, the Company recognized approximately $17 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $25 million in income related to the ineffectiveness of its hedges and the loss of hedge accounting for certain hedges. Of this $25 million, approximately $10 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $10 million was gains related to unrealized ineffectiveness from hedges designated for future periods, and $5 million was ineffectiveness and mark-to-market gains related to contracts that settled during the first half of 2005.

The Company’s effective tax rate decreased to 35.5 percent in the first half of 2006 from 37.1 percent in the same period of 2005. The slight decrease in the 2006 rate is primarily due to a 2006 $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during second quarter 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 billion for the six months ended June 30, 2006, compared to $1.5 billion in the same prior year period. The operating cash flows in both years were largely impacted by increases in counterparty deposits associated with the Company’s fuel hedging program. The increase in counterparty deposits were $340 million for the six months ended June 30, 2006, versus an increase of $650 million during the first half of 2005. The increase was higher in first half 2005 primarily due to a larger increase in the fair value of the Company’s hedge instruments, as a result of a larger increase in energy prices during the first half of 2005. The first half 2006 cash flows from operating activities were also driven by the $309 million increase in Air traffic liability, as a result of seasonal bookings for future travel, and the $394 million in net income. See Item 3, and Notes 5 and 8 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the six months ended June 30, 2006, totaled $789 million compared to $436 million in 2005. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for both periods was impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities. During the six months ended June 30, 2006 and 2005, the Company’s short-term investments increased by $145 million and decreased by $257 million, respectively.

Net cash used in financing activities during the six months ended June 30, 2006, was $482 million compared to $147 million generated from financing activities for the same period in 2005. During the first half of 2006, the Company repurchased $503 million of its common stock and redeemed $136 million of its debt on scheduled maturity dates. These outflows were partially offset by $136 million received from the exercise of Employee stock options. In the prior year, the Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem the $100 million senior unsecured 8% Notes, and to repurchase $55 million of the Company’s common stock.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Through the first six months of 2006, the Company purchased 17 new 737-700 aircraft from Boeing. As of June 30, 2006, Southwest has firm orders and options to purchase Boeing 737-700 aircraft as follows:

	Current Schedule
	Firm	Options

2006*	34	-
2007**	35	-
2008	30	6
2009	18	18
2010	10	32
2011	10	30
2012	10	30
2008-2014	-	54	***
Total	147	170

*Includes 17 aircraft delivered through June 30, 2006, plus two aircraft delivered thus far in July
**One of the Company's planned 2007 deliveries was moved into 2006
***Purchase rights

The following table details information on the 462 aircraft in the Company’s fleet as of June 30, 2006:
		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	15.2	194	112	82
-500	122	15.2	25	16	9
-700	137	3.9	243	241	2

TOTALS		9.3	462	369	93

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.5 billion, subject to adjustments for inflation, due as follows: $476 million remaining in 2006, $980 million in 2007, $765 million in 2008, $467 million in 2009, $341 million in 2010, and $499 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at June 30, 2006, of $3.0 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

In January 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. This program was completed during second quarter 2006, resulting in the repurchase of 17.8 million shares. In May 2006, the Company’s Board of Directors authorized an additional $300 million repurchase program. In July 2006, the Company also completed this program, resulting in the repurchase of 18.7 million shares. See Item 2 of Part II of this filing for further information on these two repurchase programs.

During both the first quarter 2006 and second quarter 2006, the Company redeemed $29 million two-year notes on their respective maturity dates of February 24, 2006, and April 28, 2006. See Note 7 to the unaudited condensed consolidated financial statements.

The Company currently has outstanding shelf registrations for the issuance of up to $1.3 billion in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Southwest uses the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "may," "will," "should," and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to those set forth under Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first six months of 2006, the fair values of the Company’s fuel hedge contracts have increased, even considering the settlement of $358 million in contracts for that period due to significant increases in forward prices for commodities used by the Company for hedging jet fuel. At June 30, 2006, the estimated gross fair value of outstanding contracts was $2.1 billion, compared to $1.7 billion at December 31, 2005.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2006, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At June 30, 2006, the Company held $1.3 billion in fuel hedge related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. See also Note 8 to the unaudited condensed consolidated financial statements.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

April 1, 2006 through April 30, 2006	4,269,600	$17.03	4,269,600	$14,039,122

May 1, 2006 through May 31, 2006	2,060,000	$15.85	2,060,000	$281,347,560

June 1, 2006 through June 30, 2006	11,499,200	$15.93	11,499,200	$98,208,014

Total (2)	17,828,800		17,828,800

(1).
In January 2006, the Company announced a program for the repurchase of up to $300 million of the Company’s common stock. This program was completed during second quarter 2006, resulting in the purchase of 17.8 million shares. In May 2006, the Company announced a second program for the repurchase of up to $300 million of the Company’s common stock. This program was completed in July 2006, resulting in the purchase of 18.7 million shares. Repurchases for both programs have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 17, 2006. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2007: Colleen C. Barrett: 708,888,989 shares voted for and 34,647,544 shares withheld; Gary C. Kelly: 713,029,836 shares voted for and 30,506,697 shares withheld; John T. Montford: 718,918,546 shares voted for and 24,617,987 shares withheld; William H. Cunningham: 718,263,829 shares voted for and 25,272,704 shares withheld; Louis E. Caldera: 718,589,688 shares voted for and 24,946,845 shares withheld; Nancy B. Loeffler: 692,098,707 shares voted for and 51,437,826 shares withheld; David W. Biegler 719,257,756 shares voted for and 24,278,777 shares withheld. There were no broker non-votes on this matter.

Additionally, the following current directors of the Company continued to serve as directors as of the Annual Meeting: Herbert D. Kelleher, C. Webb Crockett, William P. Hobby, and Travis C. Johnson. Directors Rollin W. King and June M. Morris retired as of the 2006 Annual Meeting.

(ii) A Company proposal to amend the Company’s Employee Stock Purchase Plan was considered. A total of 594,460,583 shares voted for the proposal, 45,909,959 shares voted against, and 4,837,767 shares abstained. There were also 98,328,224 broker non-votes on this matter.

(ii) The Company’s selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006 was ratified as follows: 732,629,526 shares voted for, 6,676,962 shares voted against, and 4,230,045 shares abstained.

(ii) A shareholder proposal to adopt a simple majority shareholder vote requirement was considered. A total of 488,796,036 shares voted for the proposal, 147,241,286 shares voted against, and 9,170,987 shares abstained. There were also 98,328,224 broker non-votes on this matter.

Item 5. Other Information

None

Item 6. Exhibits

a)  Exhibits

10.1	Supplemental Agreement No. 48 to Purchase Agreement No. 1810, dated January
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

SOUTHWEST AIRLINES CO.

July 20, 2006	By	/s/ Laura Wright

Laura Wright
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 10.1	-	Supplemental Agreement No. 48 to Purchase Agreement No. 1810,
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