Form 10-Q
period 2006-09-30
SOUTHWEST AIRLINES CO
filed 2006-10-20
CIK 92380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or
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

Number of shares of Common Stock outstanding as of the close of business on October 18, 2006:
791,833,168

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Supplemental Agreement to Purchase Agreement
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certification of CEO & CFO

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$2,280
Short-term investments	354	251
Accounts and other receivables	266	258
Inventories of parts and supplies, at cost	181	150
Fuel hedge contracts	500	641
Prepaid expenses and other current assets	53	40
Total current assets	3,301	3,620

Property and equipment, at cost:
Flight equipment	11,567	10,592
Ground property and equipment	1,312	1,256
Deposits on flight equipment purchase contracts	636	660
	13,515	12,508
Less allowance for depreciation and amortization	3,640	3,296
	9,875	9,212
Other assets	911	1,171
	$14,087	$14,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$568	$524
Accrued liabilities	1,823	2,074
Air traffic liability	968	649
Current maturities of long-term debt	585	601
Total current liabilities	3,944	3,848

Long-term debt less current maturities	1,275	1,394
Deferred income taxes	1,834	1,681
Deferred gains from sale and leaseback of aircraft	124	136
Other deferred liabilities	286	269
Stockholders' equity:
Common stock	808	802
Capital in excess of par value	990	963
Retained earnings	4,369	4,018
Accumulated other comprehensive income	719	892
Treasury stock, at cost	(262)	-
Total stockholders' equity	6,624	6,675
	$14,087	$14,003

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

OPERATING REVENUES:
Passenger	$2,258	$1,912	$6,558	$5,372
Freight	30	32	103	99
Other	54	45	149	125
Total operating revenues	2,342	1,989	6,810	5,596
OPERATING EXPENSES:
Salaries, wages, and benefits	771	712	2,273	2,056
Fuel and oil	563	337	1,581	947
Maintenance materials and repairs	117	116	341	334
Aircraft rentals	39	36	119	121
Landing fees and other rentals	128	118	374	345
Depreciation and amortization	131	121	381	348
Other operating expenses	332	301	981	860
Total operating expenses	2,081	1,741	6,050	5,011
OPERATING INCOME	261	248	760	585
OTHER EXPENSES (INCOME):
Interest expense	32	32	100	89
Capitalized interest	(12)	(10)	(38)	(28)
Interest income	(23)	(13)	(62)	(31)
Other (gains) losses, net	186	(104)	71	(112)
Total other expenses (income)	183	(95)	71	(82)

INCOME BEFORE INCOME TAXES	78	343	689	667
PROVISION FOR INCOME TAXES	30	133	247	253

NET INCOME	$48	$210	$442	$414

NET INCOME PER SHARE, BASIC	$ .06	$ .27	$ .56	$ .53

NET INCOME PER SHARE, DILUTED	$ .06	$ .26	$ .53	$ .52

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	789	789	796	786
Diluted	821	802	827	802

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48	$210	$442	$414
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	131	121	381	348
Deferred income taxes	24	130	238	247
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(4)	(12)	(12)
Share-based compensation expense	20	19	66	57
Excess tax benefits from share-based compensation expense	(25)	(7)	(55)	(18)
Changes in certain assets and liabilities:
Accounts and other receivables	3	(42)	(29)	(85)
Other current assets	121	(83)	47	(93)
Accounts payable and accrued liabilities	(744)	216	(173)	1,006
Air traffic liability	10	28	319	246
Other	97	(12)	39	(23)
Net cash provided by (used in) operating activities	(319)	576	1,263	2,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(381)	(255)	(1,046)	(942)
Change in short-term investments, net	42	(185)	(103)	72
Payment for assets from ATA Airlines, Inc.	-	-	-	(6)
Proceeds from ATA Airlines, Inc. debtor in possession loan	-	-	20	-
Other	-	-	1	-
Net cash used in investing activities	(339)	(440)	(1,128)	(876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	-	-	-	300
Proceeds from Employee stock plans	90	21	226	58
Payments of long-term debt and capital lease obligations	(1)	(1)	(137)	(136)
Payments of cash dividends	(4)	(4)	(14)	(14)
Repurchase of common stock	(98)	-	(600)	(55)
Excess tax benefits from share-based compensation expense	25	7	55	18
Other, net	1	-	2	(2)
Net cash provided by (used in) financing activities	13	23	(468)	169

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(645)	159	(333)	1,380
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,592	2,269	2,280	1,048
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,947	$2,428	$1,947	$2,428

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$20	$21	$58	$53
Income taxes	$7	$3	$10	$3

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2006 and 2005, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, and other accounting entries as described herein. See Note 2. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. However, as a result of the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods. See Note 5 for further information. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2005 and the Form 8-K filed on August 14, 2006.

2. ACCOUNTING CHANGES

Aircraft and engine maintenance

In first quarter 2006, the Company changed its method of accounting for scheduled airframe inspection and repairs for 737-300 and 737-500 aircraft from the deferral method to the direct expense method, effective January 1, 2006. The Company recorded the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which was effective for calendar year companies on January 1, 2006. SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2005, and the Condensed Consolidated Balance Sheet as of December 31, 2005, were adjusted in first quarter 2006 to apply the direct expense method retrospectively to all prior periods.

As a result, for the three and nine months ended September 30, 2005, Maintenance materials and repairs expense was increased by $6 million and $15 million, respectively, resulting in a reduction in net income of $4 million and $9 million, respectively. Net income per share, basic, was reduced by $.01 per share for both the three and nine months ended September 30, 2005. Net income per share, diluted, was unchanged for the three months ended September 30, 2005, and was reduced by $.01 per share for the nine months ended September 30, 2005. The impact of adopting the direct expense method on net income for the three and nine months ended September 30, 2006, was not material.

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

The unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2006 and 2005 reflects share-based compensation cost of $66 million and $57 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the nine months ended September 30, 2006 and 2005, was $13 million and $18 million, respectively. The Company’s earnings before income taxes and net earnings for the nine months ended September 30, 2006, were reduced by $56 million (net of profitsharing) and $43 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted were each reduced by $.05 during the nine months ended September 30, 2006 compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the nine months ended September 30, 2005, net income was reduced by $39 million, net income per share, basic was reduced by $.05, and net income per share, diluted was reduced by $.06. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006, before income taxes and profitsharing.

The unaudited Condensed Consolidated Statement of Income for the three months ended September 30, 2006 and 2005 reflects share-based compensation cost of $20 million and $19 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the three months ended September 30, 2006 and 2005, was $6 million and $6 million, respectively. For third quarter 2006, the Company’s earnings before income taxes and net earnings were reduced by $17 million (net of profitsharing) and $12 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic was reduced by $.01 and net income per share, diluted was reduced by $.01 in third quarter 2006 compared to the previous accounting under APB 25. As a result of the SFAS 123R retroactive application, for the three months ended September 30, 2005, net income was reduced by $13 million, net income per share, basic was reduced by $.01, and net income per share, diluted was reduced by $.02.

Prior to the adoption of SFAS 123R, the Company was required to record benefits associated with the tax deductions in excess of recognized compensation cost as an operating cash flow. However, SFAS 123R requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the accompanying unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2006, the respective $25 million and $55 million tax benefits classified as financing cash flows (and corresponding operating cash outflows) would have been classified as operating cash inflows prior to the adoption of SFAS 123R. In addition, the cash flow presentation for the three and nine months ended September 30, 2005, has been adjusted to conform to the current year presentation.

Stock Plans

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5.6 million shares of the Company’s Common Stock as of September 30, 2006. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans,” options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	Nine months ended September 30, 2006	Year ended December 31, 2005

Expected stock volatility	25.9%	26.2%
Expected life of option (years)	5.1	4.7
Wtd-average risk-free interest rate	4.6%	4.1%
Expected dividend yield	0.07%	0.09%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For both 2006 and 2005 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date, ranged from 4.26% to 5.24% for the nine months ended September 30, 2006, versus 3.37% to 4.47% for all of 2005.

The fair value of options granted under the fixed option plans during the nine months ended September 30, 2006, ranged from $2.48 to $6.99, with a weighted-average fair value of $5.55. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $3.84.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	105,244	$11.65
Granted	814	16.81
Exercised	(20,780)	8.09
Surrendered	(1,130)	14.19
Outstanding September 30, 2006	84,148	$12.55	4.2	$359
Vested or expected to vest at September 30, 2006	77,568	$12.41	4.2	$341
Exercisable at September 30, 2006	70,931	$12.19	3.9	$328

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	35,820	$13.96
Granted	2,831	17.52
Exercised	(4,586)	9.68
Surrendered	(1,114)	15.75
Outstanding September 30, 2006	32,951	$14.80	5.8	$76
Vested or expected to vest at September 30, 2006	31,608	$14.79	5.8	$73
Exercisable at September 30, 2006	18,970	$14.33	4.8	$53

The total aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $225 million and $73 million, respectively. The total fair value of shares vesting during the nine months ended September 30, 2006 and 2005, was $89 million and $71 million, respectively. As of September 30, 2006, there was $87 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 1.1 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the nine months ended September 30, 2006, and for the full year 2005, participants under the plan purchased .9 million shares and 1.5 million shares at average prices of $15.08 and $13.19, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2006 and full year 2005, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.68 and $1.47, respectively.

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

In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this purpose, the plan compensates each non-Employee Director based on the performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company will grant 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined, and since the awards are not stock options, they are not reflected in the above tables.  The fair value of the awards as of September 30, 2006, which is not material to the Company, is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

3. DIVIDENDS

During the three month periods ended March 31, June 30, and September 30, 2006, dividends of $.0045 per share were declared on the 803 million shares, 798 million shares, and 791 million shares of Common Stock then outstanding, respectively. During the three month periods ended March 31, June 30, and September 30, 2005, dividends of $.0045 per share were declared on the 783 million shares, 787 million shares, and 790 million shares of Common Stock then outstanding, respectively.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

NUMERATOR:
Net income available to
common stockholders	$48	$210	$442	$414

DENOMINATOR:
Weighted-average shares
outstanding, basic	789	789	796	786
Dilutive effect of Employee stock
options	32	13	31	16
Adjusted weighted-average shares
outstanding, diluted	821	802	827	802

NET INCOME PER SHARE:
Basic	$ .06	$ .27	$ .56	$ .53
Diluted	$ .06	$ .26	$ .53	$ .52

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed for the three months ended September 30, 2006 and 2005 represented approximately 27.1 percent and 19.4 percent of Southwest’s operating expenses, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during the first nine months of 2006, the Company also has significant future positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to protect against over 85 percent of its remaining 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $43 per barrel, and has also added refinery margins on most of those positions. Based on current growth plans, the Company is also approximately 85 percent protected for 2007 at approximately $49 per barrel, over 43 percent protected for 2008 at approximately $44 per barrel, over 38 percent protected for 2009 at approximately $47 per barrel, approximately 17 percent protected for 2010 at $63 per barrel, and has modest positions in 2011 and 2012.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. See Note 6 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other gains and losses in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to Other gains and losses in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result, and has resulted, in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded during recent quarters has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

Primarily due to the significant decrease in fair values of the Company’s fuel derivatives and the loss of hedge accounting for specific hedges, during the three months ended September 30, 2006, the Company recognized approximately $173 million of net losses in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this net total, approximately $123 million was unrealized, mark-to-market losses in the fair value of derivatives as a result of the discontinuation of hedge accounting for certain contracts that will settle in future periods, $32 million was ineffectiveness and mark-to-market losses related to contracts that settled during third quarter 2006, and $18 million was losses related to unrealized ineffectiveness from hedges designated for future periods. During the three months ended September 30, 2005, the Company recognized approximately $109 million of additional gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this amount, approximately $73 million was gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $14 million was gains from ineffectiveness associated with hedges designated for future periods, and $22 million was ineffectiveness and mark-to-market gains related to hedges that settled during third quarter 2005. During the three months ended September 30, 2006 and 2005, the Company recognized approximately $13 million and $9 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in Other (gains) losses, net.

During the three months ended September 30, 2006 and 2005, the Company recognized gains in Fuel and oil expense of $201 million and $276 million, respectively, from hedging activities. At September 30, 2006, approximately $42 million due from third parties from settled derivative contracts is included in Accounts and other receivables in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair value of the Company's financial derivative instruments at September 30, 2006, was a net asset of approximately $1.3 billion. The current portion of these financial derivative instruments, $500 million, is classified as Fuel hedge contracts and the long-term portion, $776 million, is classified as Other assets in the unaudited Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of September 30, 2006, the Company had approximately $719 million in unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $295 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2006.

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

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at September 30, 2006, was a liability of approximately $31 million. Of this amount $30 million is recorded in Other deferred liabilities, and $1 million is recorded in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive loss totaled $337 million for the three months ended September 30, 2006 and comprehensive income totaled $404 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, comprehensive income totaled $269 million and $1.2 billion, respectively. The differences between net income and comprehensive income for each of these periods were as follows (in millions):

	Three months ended September 30,
	2006	2005

Net income	$48	$210
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $(240) and $123	(386)	194
Other, net of deferred taxes of $1 and $0	1	-
Total other comprehensive income (loss)	(385)	194

Comprehensive income (loss)	$(337)	$404

	Nine months ended September 30,
	2006	2005

Net income	$442	$414
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $(118) and $493	(175)	777
Other, net of deferred taxes of $1 and $0	2	-
Total other comprehensive income (loss)	(173)	777

Comprehensive income	$269	$1,191

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in millions):
			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)

Balance at June 30, 2006	$1,101	$3	$1,104
Third quarter 2006 changes in value	(269)	1	(268)
Reclassification to earnings	(117)	-	(117)
Balance at September 30, 2006	$715	$4	$719

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)
Balance at December 31, 2005	$890	$2	$892
2006 changes in value	119	2	121
Reclassification to earnings	(294)	-	(294)
Balance at September 30, 2006	$715	$4	$719

7. LONG-TERM DEBT

During the nine months ended September 30, 2006, the Company redeemed two separate $29 million non-interest bearing notes on their maturity dates of February 24, 2006 and April 28, 2006, respectively.

8. OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

	September 30,	December 31,
	2006	2005

Noncurrent fuel hedge contracts, at fair value	$776	$1,037
Other	135	134
Other assets	$911	$1,171

	September 30,	December 31,
	2006	2005

Retirement Plans	$136	$142
Aircraft Rentals	120	116
Vacation Pay	148	135
Advances and deposits	680	955
Deferred income taxes	456	489
Other	283	237
Accrued liabilities	$1,823	$2,074

9. POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended September 30,
(In millions)	2006	2005

Service cost	$4	$3
Interest cost	1	1
Amortization of prior service cost	-	-
Recognized actuarial loss	-	-
Net periodic postretirement benefit cost	$5	$4

	Nine months ended September 30,
(In millions)	2006	2005

Service cost	$11	$9
Interest cost	4	3
Amortization of prior service cost	1	1
Recognized actuarial loss	-	-
Net periodic postretirement benefit cost	$16	$13

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company has not yet determined the impact this interpretation will have on our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2006 and 2005 are as follows:
	Three months ended September 30,

	2006	2005	Change

Revenue passengers carried	21,558,982	20,637,620	4.5%
Enplaned passengers	24,880,646	23,595,749	5.4%
Revenue passenger miles (RPMs) (000s)	17,767,128	16,365,420	8.6%
Available seat miles (ASMs) (000s)	23,784,615	21,853,579	8.8%
Load factor	74.7%	74.9%	(0.2)	pts
Average length of passenger haul (miles)	824	793	3.9%
Average aircraft stage length (miles)	625	612	2.1%
Trips flown	279,032	261,812	6.6%
Average passenger fare	$104.75	$92.63	13.1%
Passenger revenue yield per RPM (cents)	12.71	11.68	8.8%
Operating revenue yield per ASM (cents)	9.85	9.10	8.2%
Operating expenses per ASM (cents)	8.75	7.97	9.8%
Operating expenses per ASM, excluding fuel (cents)	6.38	6.42	(0.6)%
Fuel costs per gallon, excluding fuel tax	$1.56	$1.01	54.5%
Fuel consumed, in gallons (millions)	359	332	8.1%
Number of Employees at period-end	32,144	31,382	2.4%
Size of fleet at period-end	475	439	8.2%

	Nine months ended September 30,

	2006	2005	Change

Revenue passengers carried	62,757,726	58,208,534	7.8%
Enplaned passengers	72,202,988	66,154,155	9.1%
Revenue passenger miles (RPMs) (000s)	50,891,473	45,083,739	12.9%
Available seat miles (ASMs) (000s)	68,748,057	63,424,106	8.4%
Load factor	74.0%	71.1%	2.9	pts.
Average length of passenger haul (miles)	811	775	4.6%
Average aircraft stage length (miles)	620	605	2.5%
Trips flown	812,428	769,262	5.6%
Average passenger fare	$104.50	$92.30	13.2%
Passenger revenue yield per RPM (cents)	12.89	11.92	8.1%
Operating revenue yield per ASM (cents)	9.91	8.82	12.4%
Operating expenses per ASM (cents)	8.80	7.90	11.4%
Operating expenses per ASM, excluding fuel (cents)	6.50	6.41	1.4%
Fuel costs per gallon, excluding fuel tax	$1.53	$.98	56.1%
Fuel consumed, in gallons (millions)	1,032	961	7.4%
Number of Employees at period-end	32,144	31,382	2.4%
Size of fleet at period-end	475	439	8.2%

Material Changes in Results of Operations

Summary

Third quarter 2006 represented the Company’s 62nd consecutive quarterly profit. The Company’s third quarter 2006 net income was $48 million ($.06 per share, diluted), 77.1 percent lower than third quarter 2005, primarily due to a significant fluctuation in ineffectiveness and mark-to-market adjustments related to the Company’s fuel derivative contracts. In third quarter 2006, both current and forward prices for the commodities Southwest uses for hedging jet fuel fell significantly, resulting in a reduction in the unrealized gains the Company had experienced in prior periods. Primarily as a result of these falling prices for fuel derivatives that settled in the quarter or will settle in future periods that were ineffective, as defined, or did not qualify for special hedge accounting, the Company recorded $173 million in losses, which are included in Other (gains) losses. In third quarter 2005, when commodity prices rose significantly, the Company recorded a total of $109 million in gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting. See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities. Although the Company’s fuel hedge position was not as strong as the position we held in 2005, our hedging program still resulted in the realization of $200 million in cash settlements during third quarter 2006. These settlements resulted in a reduction to Fuel and oil expense of $201 million in third quarter 2006. However, even with the Company’s hedge position, fuel cost per gallon increased 54.5 percent versus third quarter 2005.

Third quarter 2006 operating income increased $13 million, or 5.2 percent, compared to third quarter 2005. The Company believes operating income provides a better indication of the Company’s financial performance for third quarter 2006 and third quarter 2005 than does net income. This is due to the fact that the adjustments that relate to fuel derivatives expiring in future periods are included in Other (gains) losses, which is below the operating income line, in both periods. The increase in operating income was primarily due to a strong revenue performance. Operating revenues grew 17.7 percent, led by an 18.1 percent increase in Passenger revenues. The Company grew capacity (available seat miles) by 8.8 percent, and has also been able to implement several modest fare increases over the past twelve months due to strong demand and competitive capacity decreases. RPM yields improved 8.8 percent as a result of the modest fare increases. Third quarter 2006 load factor was 74.7 percent, which was just slightly below the Company’s record load factor performance experienced in third quarter 2005.

Third quarter 2006 CASM (cost per available seat mile) decreased .6 percent compared to third quarter 2005, excluding fuel. As a result of the Company’s continued focus on controlling non-fuel costs and attempting to offset wage rate and benefit increases through productivity and efficiency improvements, the Company was able to experience either flat or lower unit costs in almost every cost category compared to third quarter 2005. In addition, the Company’s headcount per aircraft at September 30, 2006 was 68, which was an improvement versus a year-ago level of 71. Including fuel expense, third quarter 2006 CASM increased 9.8 percent compared to the same prior year period, primarily due to the 54.5 percent increase in the Company’s fuel cost per gallon, including the effects of hedging.

Third quarter 2006 also presented challenges to the airline industry in the way of new security measures mandated by the Transportation Security Administration (TSA), as a result of the terrorist plot uncovered by authorities in London. The stringent new rules, mostly regarding the types of items that can be carried onboard the aircraft, had a negative impact on air travel beginning in mid-August, especially on shorthaul routes and with business travelers. The Company estimates more than a $40 million revenue impact for August and September related to the security threat and these new restrictions. Although the TSA recently relaxed some of the requirements for carryon luggage, the Company is not able to predict the ongoing impact, if any, that these security changes will have on passenger revenues, both in the short-term and the long-term. Thus far in fourth quarter 2006, load factors and bookings remain solid, and year-over-year unit revenue growth is currently in the four to five percent range.

During second quarter 2006, the Company was part of an historic agreement that will eventually lift all flight restrictions from Dallas Love Field, which is a significant destination for the Company as well as the location of our headquarters. The original Wright Amendment was passed by the U.S. Congress in 1979 and restricted commercial flights from Dallas Love Field to all states, other than states bordering Texas, along with Kansas, Missouri, Mississippi, and Alabama. In conjunction with the cities of Dallas and Fort Worth, DFW International Airport, and American Airlines, the Company agreed to a plan that would, among other items, immediately lift through-ticketing restrictions so that Customers could purchase a single ticket from Dallas to any U.S. destination (while still requiring the Customer to connect through a Wright Amendment state), and eventually eliminate all restrictions associated with the Wright Amendment in 2014. The agreement also reduced the maximum number of available gates at Love Field from 32 to 20, of which the Company would have leases for 16. The agreement was signed into law by President Bush on October 13, 2006, and became effective on October 16, 2006. Although Southwest believes that through-ticketing at Dallas Love Field will provide a passenger revenue boost to the Company, we are unable to predict the amount or the timing of those benefits.

The Company began new service to Washington Dulles International Airport in northern Virginia on October 5, 2006. Washington Dulles is the 63rd destination served by Southwest and began with daily nonstop service to Chicago Midway, Las Vegas, Tampa Bay, and Orlando. Based on our current forecast, the Company expects fourth quarter 2006 capacity to grow approximately ten percent versus fourth quarter 2005.

Comparison of three months ended September 30, 2006, to three months ended September 30, 2005

Revenues

Consolidated operating revenues increased by $353 million, or 17.7 percent, primarily due to a $346 million, or 18.1 percent, increase in Passenger revenues. The increase in Passenger revenues was fairly equally distributed between the 8.8 percent increase in RPM yield and the 8.8 percent increase in capacity. The higher RPM yield primarily resulted from modest fare increases and enhanced revenue management. The capacity increase resulted from the addition of 36 aircraft since the end of third quarter 2005 (and no aircraft retirements). Load factor was relatively flat compared to third quarter 2005. Unit revenue (operating revenue per ASM) increased 8.2 percent, primarily due to the higher RPM yields.

Consolidated freight revenues decreased by $2 million, or 6.3 percent, primarily as a result of the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of the end of second quarter 2006. Therefore, the Company had no mail revenue in third quarter 2006 versus $6 million in mail revenue in third quarter 2005. This decrease was partially offset by higher freight and cargo revenues, primarily as a result of higher rates charged. The Company also expects a similar decline in consolidated freight revenues for fourth quarter 2006 compared to the level recorded in fourth quarter 2006. Other revenues increased by $9 million, or 20.0 percent, compared to third quarter 2005. The increase was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The Company expects a year-over-year Other revenue increase in fourth quarter 2006, although at a lower level than experienced in third quarter.

Operating expenses

To a large extent, except for the potential for large swings in market prices for fuel, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the three months ended September 30, 2006 and 2005, followed by explanations of changes on a per-ASM basis (in cents, except for percentages):

	Three months ended September 30,		Per ASM	Percent
	2006	2005	Change	Change

Salaries, wages, and benefits	3.24	3.26	(.02)	(.6)
Fuel and oil	2.37	1.54	.83	53.9
Maintenance materials
and repairs	.49	.53	(.04)	(7.5)
Aircraft rentals	.16	.16	-	-
Landing fees and other rentals	.54	.54	-	-
Depreciation	.55	.55	-	-
Other operating expenses	1.40	1.39	.01	0.7
Total	8.75	7.97	.78	9.8

Operating expenses per ASM were 8.75 cents, a 9.8 percent increase compared to 7.97 cents for third quarter 2005. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 54.5 percent versus the prior year, net of hedging. Excluding fuel, year-over-year CASM decreased .6 percent to 6.38 cents. This slight decrease was primarily due to lower profitsharing expense and lower maintenance materials and repairs expense per ASM.  Based on current unit operating cost trends, excluding fuel, the Company expects a year-over-year decrease in fourth quarter 2006 unit costs, primarily due to a $24 million retroactive assessment the Company incurred from the Transportation Security Administration in fourth quarter 2005.

Salaries, wages, and benefits expense per ASM decreased .6 percent compared to third quarter 2005, primarily due to a decrease in profitsharing expense. The Company’s profitsharing contributions are based on net income excluding unrealized gains and losses from hedging activities. The decrease in profitsharing expense was primarily due to retrospective adjustments associated with the Company's adoption of SFAS 123R and change in accounting for airframe maintenance, both of which were effective January 1, 2006. These two items resulted in a $25 million reduction in third quarter 2005 pretax income; however, previously calculated profitsharing contributions were not adjusted, as the Company's Profitsharing Plan prohibits such an adjustment. See Note 5 to the Condensed consolidated financial statements for further information on the Company’s hedging activities and Note 2 for further information on the Company’s 2006 accounting changes.

As explained in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted SFAS 123R, using the modified retrospective method, effective January 1, 2006. As a result, in first quarter 2006, prior year results were retrospectively adjusted to include share-based compensation expense, primarily associated with Employee stock options. Third quarter 2005 now includes $19 million in share-based compensation expense. For the three months ended September 30, 2006, Salaries, wages and benefits includes share-based compensation expense of $20 million. The Company currently estimates that share-based compensation expense will be approximately $80 million for the full year 2006. The Company currently expects Salaries, wages, and benefits per ASM in fourth quarter 2006 to be comparable to the 3.24 cents reported in third quarter 2006.

The Company’s Ramp, Operations, and Provisioning and Freight Agents are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable on September 30, 2008. However, under certain conditions, TWU could elect to give notice to the Company by June 1, 2007, of its desire to make the agreement amendable on September 30, 2007. During second quarter 2006, TWU membership voted to not make the contract amendable on September 30, 2007. The Company is unable to predict whether future votes between now and June 2007 would result in the same outcome. If the contract is not made amendable prior to that date, it would remain in effect through September 30, 2008.

The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September, 2006. The Company and SWAPA recently began discussions on a new agreement.

Fuel and oil expense per ASM increased 53.9 percent primarily due to a weaker hedge position held by the Company in third quarter 2006 versus third quarter 2005, and higher market jet fuel prices. In third quarter 2006, the Company was hedged at a lower percentage of anticipated fuel consumption versus the prior year, and at higher average crude oil-equivalent prices. The Company’s average fuel cost per gallon in third quarter 2006 was $1.56, 54.5 percent higher than third quarter 2005, including the effects of hedging activities. For third quarter 2006, the Company had protected against approximately 81 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $41 per barrel, resulting in gains recorded in Fuel and oil expense of $201 million. Third quarter 2005 hedging gains recorded in Fuel and oil expense were $276 million.

For fourth quarter 2006, the Company has fuel derivatives in place for approximately 85 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $43 per barrel of crude oil and has added refinery margins on the majority of those positions. Based on this protection and current market prices, the Company expects its fourth quarter 2006 jet fuel cost per gallon to substantially increase from fourth quarter 2005’s $1.20. The majority of the Company's near term fuel derivatives are in the form of option contracts. At September 30, 2006, the estimated net fair value of the Company’s fuel derivative contracts was $1.3 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. Also, with the Company’s ongoing efforts to conserve fuel, it has announced it will install Aviation Partners Boeing Blended Winglets on up to 90 of its Boeing 737-300 aircraft with 59 firm orders and 31 options. Installations are expected to begin in early 2007.

Maintenance materials and repairs per ASM decreased 7.5 percent compared to third quarter 2005. The majority of the decrease was equally split between engine expense and airframe expense. As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company changed its method of accounting for planned airframe maintenance on its 737-300 and 737-500 aircraft in first quarter 2006. As a result, in first quarter 2006, prior year Maintenance materials and repairs expense was retrospectively adjusted to conform to the Company’s present method of accounting for airframe maintenance. The Company currently expects Maintenance materials and repairs per ASM for fourth quarter 2006 to be in line with or slightly higher than fourth quarter 2005’s 51 cents per ASM due to more scheduled airframe repairs.

Other operating expenses per ASM were slightly higher than third quarter 2005’s performance of 1.39 cents due to higher revenue driven costs and security fees assessed by the Transportation Security Administration (TSA), that were mostly offset by lower expenses in other categories. For fourth quarter 2006, the Company believes it is likely that Other operating expenses per ASM will be under 1.50 due primarily to expected TSA assessments of approximately $6 million versus the fourth quarter 2005 retroactive assessment of $24 million.

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

Other

Interest expense was flat compared to third quarter 2005, as an increase in interest rates was offset by a lower debt balance outstanding. The majority of the Company’s long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $2 million, or 20.0 percent compared to the prior year, also primarily due to an increase in interest rates.

Interest income increased by $10 million, or 76.9 percent, primarily due to an increase in rates earned on cash and investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During third quarter 2006, the Company recognized approximately $13 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also in third quarter 2006, the Company recognized approximately $173 million of net losses in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this net total, approximately $123 million was unrealized, mark-to-market losses in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $32 million was ineffectiveness and mark-to-market losses related to contracts that settled during third quarter 2006, and $18 million was losses related to unrealized ineffectiveness from hedges designated for future periods. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In third quarter 2005, the Company recognized approximately $9 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $109 million in gains related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this $109 million, approximately $73 million was additional income from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $14 million was gains related to unrealized ineffectiveness from hedges designated for future periods, and $22 million was ineffectiveness and mark-to-market gains related to contracts that settled during third quarter 2005.

The Company’s effective tax rate was 38.9 percent in third quarter 2006 compared to 38.7 percent in third quarter 2005. The Company currently expects its full year 2006 effective rate to be in the 36 to 37 percent range; however, future effective rates are more difficult to forecast due to the Company’s January 1, 2006, adoption of SFAS 123R. See Note 2 to the unaudited condensed consolidated financial statements for further information.

Comparison of nine months ended September 30, 2006, to nine months ended September 30, 2005

Revenues

Consolidated operating revenues increased by $1.21 billion, or 21.7 percent, primarily due to a $1.19 billion, or 22.1 percent, increase in Passenger revenues. The increase in Passenger revenues was distributed among three items—approximately 40 percent of the increase was due to the 8.1 percent increase in RPM yield, approximately 40 percent was attributable to the 8.4 percent increase in capacity, and the majority of the remainder of the increase was from the 2.9 point or 4.1 percent increase in load factor. Unit revenue (operating revenue per ASM) increased 12.4 percent, due to the combination of higher RPM yields and the higher load factor. The Company also experienced a 7.8 percent increase in revenue passengers carried compared to the same 2005 period.

Consolidated freight revenues increased by $4 million, or 4.0 percent. Higher freight and cargo revenues, primarily as a result of higher rates charged, were partially offset by lower mail revenues versus the same period of 2005. The lower mail revenues were primarily due to the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of the end of second quarter 2006. Other revenues increased by $24 million, or 19.2 percent, compared to the nine months ended September 30, 2005, primarily due to an increase in commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card.

Operating expenses

To a large extent, except for the potential for large swings in market prices for fuel, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the nine months ended September 30, 2006 and 2005, followed by explanations of changes on a per-ASM basis (in cents, except for percentages):

	Nine months ended September 30,		Per ASM	Percent
	2006	2005	Change	Change

Salaries, wages, and benefits	3.31	3.24	.07	2.2
Fuel and oil	2.30	1.49	.81	54.4
Maintenance materials
and repairs	.50	.53	(.03)	(5.7)
Aircraft rentals	.17	.19	(.02)	(10.5)
Landing fees and other rentals	.54	.54	-	-
Depreciation	.55	.55	-	-
Other operating expenses	1.43	1.36	.07	5.1

Total	8.80	7.90	.90	11.4

       Operating expenses per ASM were 8.80 cents, an 11.4 percent increase compared to 7.90 cents for the nine months ended September 30, 2005. The majority of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 56.1 percent versus the prior year net of hedging. Excluding fuel, year-over-year CASM increased 1.4 percent to 6.50 cents, primarily due to higher salaries expense and higher Other operating expenses. These were partially offset by lower maintenance costs and Aircraft rentals expense.

Salaries, wages, and benefits expense per ASM increased 2.2 percent compared to the nine months ended September 30, 2005. Approximately 45 percent of the increase was due to higher wage rates. The majority of the remainder of the increase was due to higher profitsharing expense from the increase in Company profits available for profitsharing. As explained in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted SFAS 123R, using the modified retrospective method, effective January 1, 2006. As a result, prior year results were retrospectively adjusted to include share-based compensation expense, primarily associated with Employee stock options. Results for the nine months ended September 30, 2005, now include $57 million in share-based compensation expense. For the nine months ended September 30, 2006, Salaries, wages and benefits includes share-based compensation expense of $66 million. The inclusion of these amounts did not materially change the year-over-year comparisons of salaries, wages and benefits on a per-ASM basis.

Fuel and oil expense per ASM increased 54.4 percent compared to the nine months ended September 30, 2005, primarily due to a weaker hedge position held by the Company in 2006 versus 2005, and higher market jet fuel prices. For the nine months ended September 30, 2006, the Company was hedged at a lower percentage of anticipated fuel consumption versus the prior year, and at higher average crude oil-equivalent prices. The Company’s average fuel cost per gallon in the nine months ended September 30, 2006 was $1.53, 56.1 percent higher than the same period in 2005, including the effects of hedging activities. Fuel and oil expense for the nine months ended September 30, 2006, are net of $515 million in hedging gains associated with the Company’s hedge program. Hedging gains recorded in Fuel and oil expense for the nine months ended September 30, 2005, were $627 million.

Maintenance materials and repairs per ASM decreased 5.7 percent compared to the nine months ended September 30, 2005 primarily due to a decrease in repair costs for airframes. Also, as discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company changed its method of accounting for planned airframe maintenance on its 737-300 and 737-500 aircraft in first quarter 2006. As a result, in first quarter 2006, prior year Maintenance materials and repairs expense was retrospectively adjusted to conform to the Company’s present method of accounting for airframe maintenance.

Aircraft rentals per ASM decreased 10.5 percent compared to the nine months ended September 30, 2005. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases that resulted in both lower lease rates and the reclassification of four aircraft from operating leases to capital leases. Expense associated with capital lease aircraft is recorded as depreciation. In addition, all of the aircraft acquired in 2005 and 2006 are owned by the Company.

Other operating expenses per ASM increased 5.1 percent compared to the nine months ended September 30, 2005. Approximately forty percent of the increase was due to higher credit card fees associated with the increase in revenues, and another forty percent was due to higher security fees assessed by the Transportation Security Administration.

Other

Interest expense increased $11 million, or 12.4 percent compared to the nine months ended September 30, 2005. The majority of the increase was due to an increase in interest rates, due to the fact that most of the Company’s long-term debt is at floating rates. See Notes 5 and 7 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $10 million, or 35.7 percent compared to the prior year, also primarily due to an increase in interest rates.

Interest income increased by $31 million, or 100.0 percent, primarily due to an increase in rates earned on cash and investments.

Other (gains) losses, net primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During the nine months ended September 30, 2006, the Company recognized approximately $37 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness. Also in 2006, the Company recognized approximately $37 million of net losses in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this net total, approximately $18 million was unrealized, mark-to-market losses in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods and $22 million was losses related to unrealized ineffectiveness from hedges designated for future periods. These were partially offset by $3 million in ineffectiveness and mark-to-market gains related to contracts that settled during the nine months ended September 30, 2006. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In the nine months ended September 30, 2005, the Company recognized approximately $26 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $134 million in income related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this $134 million, approximately $88 million of the additional income was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, $20 million was gains related to unrealized ineffectiveness from hedges designated for future periods, and $26 million was ineffectiveness and mark-to-market gains related to contracts that settled during the nine months ended September 30, 2005.

The Company’s effective tax rate decreased to 35.9 percent for the nine months ended September 30, 2006, from 37.9 percent in the same period of 2005. The decrease in the 2006 rate is primarily due to a 2006 $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during second quarter 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 billion for the nine months ended September 30, 2006, compared to $2.1 billion in the same prior year period. The operating cash flows in both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program. There was a decrease in counterparty deposits of $270 million for the nine months ended September 30, 2006, versus an increase of $865 million during the nine months ended September 30, 2005. The decrease in these deposits during 2006 has been due to the decline in fair value of the Company’s fuel derivative portfolio from $1.7 billion at December 31, 2005, to $1.3 billion at September 30, 2006. The increase during 2005 was primarily due to a large increase in the fair value of the Company’s fuel derivative instruments, as a result of escalating energy prices during the first nine months of 2005. Cash flows from operating activities for the nine months ended September 30, 2006, were also driven by the $319 million increase in Air traffic liability, as a result of seasonal bookings for future travel, and the $442 million in net income. See Item 3, and Notes 5 and 8 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the nine months ended September 30, 2006, totaled $1.1 billion compared to $876 million in 2005. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for both periods was impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities. During the nine months ended September 30, 2006 and 2005, the Company’s short-term investments increased by $103 million and decreased by $72 million, respectively.

Net cash used in financing activities during the nine months ended September 30, 2006, was $468 million compared to $169 million generated from financing activities for the same period in 2005. During the nine months ended September 30, 2006, the Company repurchased $600 million of its Common Stock and redeemed $137 million of its debt on scheduled maturity dates. These outflows were partially offset by $226 million received from the exercise of Employee stock options. In the prior year, the Company generated $300 million from the February 2005 issuance of senior unsecured Notes due 2017. This was partially offset by cash used to redeem $100 million senior unsecured 8% Notes, $36 million used to repay other long-term and capital lease obligations, and to repurchase $55 million of the Company’s Common Stock.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Through the first nine months of 2006, the Company purchased 29 new 737-700 aircraft from Boeing and one used aircraft from a third-party. As of October 19, 2006, Southwest has firm orders and options to purchase Boeing 737-700 aircraft as follows:

	The Boeing Company
			Purchase	Previously
	Firm	Options	Rights	Owned		Total

2006	34			2	*	36	**
2007	37					37
2008	29	5				34
2009	18	18				36
2010	10	32				42
2011	10	30				40
2012	10	30				40
2008-2014	-	-	54			54
	148	115	54	2		319

* Acquired one 737-700 during third quarter 2006 and have signed an agreement to acquire an additional 737-700 during the fourth quarter 2006
**Includes thirty aircraft delivered in first nine months of 2006

The following table details information on the 475 aircraft in the Company’s fleet as of September 30, 2006:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	15.4	194	112	82
-500	122	15.4	25	16	9
-700	137	3.9	256	254	2
TOTALS		9.2	475	382	93

       The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.3 billion, subject to adjustments for inflation, due as follows: $256 million remaining in 2006, $996 million in 2007, $744 million in 2008, $467 million in 2009, $341 million in 2010, and $499 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at September 30, 2006, of $2.3 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first six months of 2006, the fair values of the Company’s fuel derivative contracts increased significantly, and then in third quarter 2006 decreased in value significantly, due to the volatility in forward prices for commodities used by the Company for hedging jet fuel. At September 30, 2006, the estimated gross fair value of outstanding contracts was $1.3 billion, compared to $1.7 billion at December 31, 2005.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2006, the Company had agreements with seven counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At September 30, 2006, the Company held $680 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. See also Note 8 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4.Controls and Procedures

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

July 1, 2006 through July 31, 2006	5,952,700	$16.50	5,952,700	$-

August 1, 2006 through August 31, 2006	-	$-	-	$-

September 1, 2006 through September 30, 2006	-	$-	-	$-

Total (2)	5,952,700		5,952,700

(1) In January 2006, the Company announced a program for the repurchase of up to $300 million of the Company’s Common Stock. This program was completed during second quarter 2006, resulting in the purchase of 17.8 million shares. In May 2006, the Company announced a second program for the repurchase of up to $300 million of the Company’s Common Stock. This program was completed in July 2006, resulting in the purchase of 18.7 million shares. Repurchases for both programs were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

(2) All shares were purchased pursuant to the publicly announced programs.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a)  Exhibits

10.1	Supplemental Agreement Nos. 49 and 50 to Purchase Agreement No. 1810, dated January
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

SOUTHWEST AIRLINES CO.

October 20, 2006	By	/s/ Laura Wright

Laura Wright
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 10.1	-	Supplemental Agreement Nos. 49 and 50 to Purchase Agreement No. 1810,
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