Form 10-K
period 2006-12-31
SOUTHWEST AIRLINES CO
filed 2007-02-01
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-7259
Southwest Airlines Co.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1563240 (I.R.S. Employer Identification No.)
P.O. Box 36611 Dallas, Texas (Address of principal executive offices)	75235-1611 (Zip Code)

Registrant’s telephone number, including area code:
(214) 792-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	New York Stock Exchange, Inc.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $12,811,246,960, computed by reference to the closing sale price of the Common Stock on the New York Stock Exchange on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of Common Stock outstanding as of the close of business on January 29, 2007: 788,431,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our Annual Meeting of Shareholders to be held May 16, 2007 are incorporated into Part III of this Form 10-K.

i

PART I

Item 1.	Business

Overview

Southwest Airlines Co. is a major passenger airline that provides scheduled air transportation in the United States. Based on the most recent data available from the Department of Transportation, Southwest Airlines is the largest carrier in the United States, as measured by originating passengers boarded and scheduled domestic departures. Southwest was incorporated in Texas in 1967 and commenced Customer Service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities — Dallas, Houston, and San Antonio. At year-end 2006, Southwest operated 481 Boeing 737 aircraft and provided service to 63 cities in 32 states throughout the United States. During 2006, the Company began service to Denver, Colorado, and Washington Dulles International Airport. The terms “Southwest,” the “Company,” “we,” “us,” and similar terms refer to Southwest Airlines Co. and its subsidiaries.

Southwest focuses principally on point-to-point, rather than hub-and-spoke, service, providing its markets with frequent, conveniently timed flights and low fares. At December 31, 2006, Southwest served 397 nonstop city pairs. Historically, Southwest has served predominantly short-haul routes, with high frequencies. In recent years, the Company has complemented this service with more medium to long-haul routes, including transcontinental service.

One of Southwest’s primary competitive strengths is its low operating costs. Southwest has the lowest costs, adjusted for stage length, on a seat mile basis, of all the major airlines. Among the factors that contribute to its low cost structure are a single aircraft type, an efficient, high-utilization, point-to-point route structure, and hardworking, innovative, and highly productive Employees.

The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues tend to be lower in the first quarter (January 1 - March 31) and fourth quarter (October 1 - December 31) of most years.

Southwest’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that are filed with or furnished to the SEC, are accessible free of charge at www.southwest.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Fuel

The cost of fuel is an item that has significant impact on the Company’s results of operations. The Company’s average cost of jet fuel, net of hedging gains and excluding fuel taxes, over the past five years was as follows:

	Cost	Average Cost	Percent of
Year	(Millions)	Per Gallon	Operating Expenses

2002	$762	$.68	14.7%
2003	$830	$.72	14.9%
2004	$1,000	$.83	16.3%
2005	$1,341	$1.03	19.6%
2006	$2,138	$1.53	26.2%

From October 1, 2006 through December 31, 2006, the average cost per gallon was $1.55. Fuel costs and Southwest’s fuel hedging activities are discussed in more detail below under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation

Economic.

•	Department of Transportation. The Department of Transportation (“DOT”) has significant regulatory jurisdiction over passenger airlines. To provide passenger transportation in the United States, a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. A certificate is unlimited in duration and generally permits the Company to operate among any points within the United States, its territories and possessions. The DOT may revoke a certificate, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself. The DOT also has jurisdiction over certain economic and consumer protection matters such as advertising, denied boarding compensation, baggage liability, and access for persons with disabilities. The DOT may impose civil penalties on air carriers for violations of its regulations in these areas.

•	Wright Amendment. The International Air Transportation Competition Act of 1979, as amended (the “Act”), includes restrictions on the provision of air transportation to and from Dallas Love Field. The applicable portion of the Act, commonly known as the “Wright Amendment,” as it affects Southwest’s scheduled service, has prohibited carrying nonstop and through passengers on commercial flights between Dallas Love

Field and all states outside of Texas, with the exception of the states of Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma, which will be referred to as “Wright Amendment States.” Flights between Dallas Love Field and the Wright Amendment States have been permitted only when an airline has not offered or provided any through service or ticketing with another air carrier at Dallas Love Field and has not offered service to or from any point that was outside of a Wright Amendment State. The Wright Amendment does not restrict flights operated with aircraft having 56 or fewer passenger seats. In addition, the Wright Amendment does not restrict Southwest’s intrastate Texas flights or its air service from points other than Dallas Love Field.

In the third quarter of 2006, Southwest entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board. Pursuant to this agreement, the five parties sought enactment of legislation to amend the Act. On October 13, 2006, Congress responded by passing the Wright Amendment Reform Act of 2006 (the “Reform Act”), which provides for, among other things, (1) substantial repeal of the Wright Amendment in 2014, (2) immediate repeal of through service and ticketing restrictions, so that Customers can purchase a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer’s flight to make a stop in a Wright Amendment State), and (3) reduction of the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. Southwest currently uses 14 gates at Dallas Love Field. Pursuant to the Reform Act and local agreements with the City of Dallas with respect to gates, Southwest can expand scheduled service from Dallas Love Field and intends to do so.

Safety and Health.  The Company and its third-party maintenance providers are subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to the Company’s aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness, and other certificates, which are subject to suspension or revocation for cause. The Company has obtained such certificates. In addition, pursuant to FAA regulations, the Company has established, and the FAA has approved, the Company’s operations specifications and a maintenance program for the Company’s aircraft, ranging from frequent routine inspections to major overhauls. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Air Regulations.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security.  Pursuant to the Aviation and Transportation Security Act (the “Aviation Security Act”), the Transportation Security Administration (“TSA”), a division of the Department of Homeland Security, is responsible for certain civil aviation security matters. The Aviation Security Act mandated, among other things, improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs, and enhanced background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. Under the Aviation Security Act, funding for passenger security is provided in part by a $2.50 per enplanement security fee, subject to a maximum of $5.00 per one-way trip. The Aviation Security Act also allows the TSA to assess an Aviation Security Infrastructure Fee on each airline up to the total amount spent by that airline on passenger and property screening in calendar year 2000. Southwest was assessed a fee, and recorded expense, totaling approximately $50 million in each of 2005 and 2006 (of which approximately $24 million in each year is being contested by Southwest). Like the FAA, the TSA may impose and collect fines for violations of its regulations.

Enhanced security measures have had, and will continue to have, a significant impact on the airport experience for passengers. While these security requirements have not impacted aircraft utilization, they have impacted our business. In particular, the third quarter of 2006 presented challenges to the airline industry due to new security measures mandated by the TSA, as a result of a terrorist plot uncovered by authorities in London. The stringent new rules, mostly regarding the types of liquid items that can be carried onboard the aircraft, had a negative impact on air travel beginning in mid-August, especially on shorthaul routes and with business travelers. Although the TSA has relaxed some of the requirements for carryon luggage, the Company is not able to predict the ongoing impact, if any, that these security changes will have on passenger revenues, both in the shortterm and the longterm.

The Company has invested significantly in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. The Company’s Automated Boarding Passes and E-Ticket Check-In self service kiosks, which the Company has implemented in all airports it serves, have reduced the number of lines in which a Customer must wait. The Company has also installed gate readers at all of its airports to improve the boarding reconciliation process and offers baggage checkin through E-Ticket Check-In kiosks at certain airport locations, as well as Internet checkin and transfer boarding passes at the time of checkin.

Environmental.  The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports, including San Diego and Orange County, California have established airport restrictions to limit noise, including restrictions on aircraft types to be used, and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and such restrictions could limit the ability of Southwest to expand its operations at the affected airports. Local authorities at other airports may consider adopting similar noise regulations, but such regulations are subject to the provisions of the Airport Noise and Capacity Act of 1990 and regulations promulgated thereunder.

Operations at John Wayne Airport, Orange County, California, are governed by the Airport’s Phase 2 Commercial Airline Access Plan and Regulation (the “Plan”). Pursuant to the Plan, each airline is allocated total annual seat capacity to be operated at the airport, subject to renewal/reallocation on an annual basis. Service at this airport may be adjusted annually to meet these requirements.

The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that such environmental regulatory developments will have a material impact on the Company’s capital expenditures or otherwise adversely affect its operations, operating costs, or competitive position. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company is undertaking voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with such sites will have a material adverse effect on the Company’s operations, costs, or profitability.

Customer Service Commitment.  From time to time, the airline transportation industry has been faced with possible legislation dealing with certain Customer Service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing how it would commit to improving performance. Southwest Airlines’ Customer Service Commitment is a comprehensive plan which embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on “About Southwest” at www.southwest.com. The DOT and Congress monitor the industry’s plans, and there can be no assurance that legislation or regulations will not be proposed in the future to regulate airline Customer Service practices.

Operations and Marketing

Operating Strategies.  Southwest focuses principally on point-to-point, rather than hub-and-spoke, service, providing its markets with frequent, conveniently timed flights and low fares. Southwest’s average aircraft trip stage length in 2006 was 622 miles with an average duration of approximately 1.7 hours, as compared to an average aircraft trip stage length of 607 miles and an average duration of approximately 1.7 hours in 2005. Examples of markets offering frequent daily flights are: Dallas to Houston Hobby, 30 weekday roundtrips; Phoenix to Las Vegas, 19 weekday roundtrips; and Los Angeles International to Oakland, 22 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Baltimore and Los Angeles, Phoenix and Tampa Bay, Las Vegas and Orlando, and Houston and Oakland.

Most major U.S. airlines have adopted the “hub-and-spoke” system, which concentrates most of an airline’s operations at a limited number of hub cities and serves most other destinations in the system by providing one-stop or connecting service through the hub. Southwest focuses on nonstop, not connecting, traffic over its point-to-point route system. The point-to-point route system, as compared to hub-and-spoke, allows for more direct nonstop routings for our Customers and, therefore, minimizes connections, delays, and total trip time. As a result, approximately 79 percent of the Company’s Customers fly nonstop.

Southwest serves many conveniently located secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports, which are typically less congested than other airlines’ hub airports. This operating strategy enables the Company to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are at the gate (currently approximately 25 minutes). This in turn reduces the number of aircraft and gate facilities that would otherwise be required. The Company is also able to simplify scheduling, maintenance, flight operations, and training activities by operating only one aircraft type, the Boeing 737. All of these strategies enhance the Company’s ability to sustain high Employee productivity and reliable ontime performance.

Introduction of Codesharing.  In first quarter 2005, Southwest began its first codeshare arrangement, with ATA Airlines. Under its codeshare arrangement with ATA, Southwest may market and sell tickets for certain flights on ATA that are identified by Southwest’s designator code (for example, “WN Flight 123”). Conversely, ATA may market and sell tickets under its code designator (TZ) for certain flights on Southwest Airlines. Any flight bearing a Southwest code designator that is operated by ATA is disclosed in Southwest’s reservations systems and on the Customer’s flight itinerary, boarding pass, and ticket, if a paper ticket is issued. As a result of the ATA codeshare, Southwest’s Customers are able to purchase single ticket service on Southwest connecting to ATA’s service to Hawaii, New York’s LaGuardia Airport, and Washington Reagan National Airport. Also, members of Southwest’s and ATA’s respective frequent flier programs are able to earn and redeem awards in the other carrier’s program. Finally, beginning in 2006, Southwest began selling ATA-only service at www.southwest.com. Other than the ATA arrangement, Southwest does not interline or offer joint fares with other airlines, nor does Southwest have any marketing or commuter feeder relationships with other carriers.

Simplified Fare Structure.  Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. As of November 1, 2006, the Company’s highest non-codeshare, oneway unrestricted walkup fare offered was $319 for any flight. Even lower walkup fares are available on Southwest’s short and medium haul flights.

Ticketless Travel.  Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through the Company’s home page on the Internet, at www.southwest.com. For the year ended December 31, 2006, more than 94 percent of Southwest’s Customers chose the Ticketless travel option and over 70 percent of Southwest’s passenger revenues came through its Internet site, which has become a vital part of the Company’s distribution strategy. The Company has not paid commissions to travel agents for sales since December 15, 2003.

Competition

The airline industry is highly competitive. We believe the principal competitive factors in the industry are:

•	Fares

•	Customer Service

•	Costs

•	Frequency and convenience of scheduling

•	Frequent flyer benefits

•	Efficiency and productivity, including effective selection and use of aircraft

We currently compete with other airlines on all of our routes, some of which airlines have larger fleets and some of which airlines may have wider name recognition in some markets. Certain major U.S. airlines have established marketing or codesharing alliances with each other, including Northwest Airlines/Continental Airlines/Delta Air Lines; American Airlines/Alaska

Airlines; and United Airlines/US Airways. These alliances are more extensive than ours and enable the carriers to expand their destinations and marketing opportunities. The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets, particularly the private automobile. In shorthaul air services that compete with surface transportation, price is a competitive factor, but frequency and convenience of scheduling, facilities, transportation safety and security procedures, and Customer Service are also of great importance to many passengers.

The competitive landscape for airlines has changed significantly over the last few years. Following the terrorist attacks on September 11, 2001, the airline industry, as a whole, incurred substantial losses through 2005. The war in Iraq and significant increases in the cost of fuel have exacerbated industry challenges. As a result, a number of carriers have sought relief from financial obligations in bankruptcy, including UAL Corporation, the parent of United Airlines; ATA Airlines; US Airways; Northwest Airlines Corporation, the parent of Northwest Airlines; and Delta Air Lines. UAL Corporation and ATA Airlines emerged from bankruptcy in 2006. US Airways’ emergence from bankruptcy in 2005 culminated in its merger with America West Airlines in September of that year. Northwest Airlines Corporation and Delta Air Lines remain under the protection of bankruptcy proceedings. Other, smaller carriers have ceased operations entirely. In addition, post-9/11, many carriers shrank capacity, grounded their most inefficient aircraft, cut back on unprofitable service, and furloughed employees. Reorganization in bankruptcy has allowed carriers to decrease operating costs through renegotiated labor, supply, and financing contracts. As a result of those events, as well as actions taken by some carriers outside of bankruptcy, differentials in cost structures between traditional hub-and-spoke carriers and low cost carriers have significantly diminished. Nevertheless, throughout this entire time period, Southwest has continued to maintain its cost advantage, improve Employee productivity, pursue steady, controlled growth, and provide outstanding Service to its Customers. The factors discussed above have, however, led to more intense competition in the airline industry generally. Some carriers reported profitable results in one or more quarters in 2006 for the first time since 9/11.

The re-emerging competitiveness of some of the larger carriers, such as United, US Airways, and American, has put pressure on smaller carriers such as AirTran Airways, JetBlue, and Frontier. AirTran Airways and JetBlue have announced scaled back growth plans, and many carriers have expressed interest in industry consolidation. For example, US Airways is pursuing a merger with Delta Air Lines, and AirTran Airways has recently announced an unsolicited offer for Midwest Airlines. The Company cannot predict the timing or extent of any such consolidation or its impact (either positive or negative) on the Company’s operations or results of operations.

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

Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal Homeland Security Act of 2002 requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through a period of time that has now been extended to August 31, 2007. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2007, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on the Company’s ongoing operations or future financial performance.

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

Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely. Award Tickets are valid for 12 months after issuance. Award Tickets issued before February 10, 2006 have no seat restrictions, but are subject to published “Black out” dates. Effective February 10, 2006, systemwide “Black out” dates for Award Tickets were eliminated, but Award Tickets are subject to seat restrictions. Companion travel has no seat restrictions or “Black out” dates.

The Company also sells credits to business partners including credit card companies, hotels, telecommunication companies, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying. Southwest’s codeshare agreement with ATA Airlines offers Customers of each airline the opportunity to earn and redeem frequent flier award credits on the other.

Customers redeemed approximately 2.7 million, 2.6 million, and 2.5 million Award Tickets and flights on Companion Passes during 2006, 2005, and 2004, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 6.4 percent in 2006, 6.6 percent in 2005, and 7.1 percent in 2004. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2006 was approximately 10.1 million, of which approximately 81 percent were partially earned awards. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2005 was approximately 6.8 million, of which approximately 78 percent were partially earned awards. However, due to the expected expiration of a portion of credits making up partial awards, not all of them will eventually turn into useable Award Tickets. Also, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 14 percent of all fully earned Award Tickets have expired without being used. The number of Companion Passes for Southwest outstanding at December 31, 2006 and 2005 was approximately 58,000 and 60,000, respectively. The Company currently estimates that an average of 3 to 4 trips will be redeemed per outstanding Companion Pass.

The Company accounts for its frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards the Company expects to be redeemed. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Revenue from the sale of credits to business partners and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. The liability for free travel awards earned but not used at December 31, 2006 and 2005 was not material.

Employees

At December 31, 2006, Southwest had 32,664 active Employees, consisting of 12,954 flight, 2,056 maintenance, 13,446 ground, Customer, and fleet service and 4,208 management, accounting, marketing, and clerical personnel.

Southwest has ten collective bargaining agreements, which agreements covered approximately 82 percent of Southwest’s Employees as of December 31, 2006. Our relations with labor unions are governed by the Railway Labor Act (the “RLA”), which establishes the right of airline employees to organize and bargain collectively. Under the RLA, a collective bargaining agreement between an airline and a labor union generally does not expire, but instead becomes amendable as of a stated date. If either party wants to modify the terms of such agreement, it must notify the other party in the manner required by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the National Mediation Board (the “NMB”) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine that an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the disputes. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups and collective bargaining status:

Employee Group	Represented by	Agreement Amendable in

Pilots	Southwest Airlines Pilots’ Association	Currently in negotiation
Flight Attendants	Transportation Workers of America, AFL-CIO (‘‘TWU”)	June 2008
Ramp, Operations, Provisioning, and Freight Agents	TWU	July 2008
Stock Clerks	International Brotherhood of Teamsters (‘‘Teamsters”)	August 2008
Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2008
Customer Service and Reservations Agents	International Association of Machinists and Aerospace Workers, AFL-CIO	November 2008
Aircraft Appearance Technicians	AMFA	February 2009
Flight Dispatchers	Southwest Airlines Employee Association	December 2009
Flight Simulator Technicians	Teamsters	November 2011
Flight/Ground School Instructors and Flight Crew Training Instructors	Southwest Airlines Professional Instructors Association	January 2013

Item 1A.	Risk Factors

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

Southwest’s business is dependent on the price and availability of aircraft fuel. Continued periods of high fuel costs and/or significant disruptions in the supply of fuel, could adversely affect our results of operations.

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. The cost of fuel, which was at an historically high level over the last two years, is largely unpredictable and has a significant impact on the Company’s results of operations. Jet fuel and oil consumed for fiscal 2006 and 2005 represented approximately 26 percent and 20 percent of Southwest’s operating expenses, respectively. Fuel availability, as well as pricing, is also impacted by political and economic factors. We do not currently anticipate a significant reduction in fuel availability; however, it is difficult to predict the future availability of jet fuel due to the following, among other, factors: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on jet fuel production, transportation, and marketing. Significant disruptions in the supply of aircraft fuel could have a negative impact on the Company’s operations and results of operations.

Due to the competitive nature of the airline industry, the Company’s ability to increase fares is limited, and it is not certain that future fuel cost increases can be covered by increasing fares. From time to time the Company enters into fuel derivative contracts to protect against rising fuel costs. Changes in the Company’s overall fuel hedging strategy, the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, and the effectiveness of the Company’s fuel hedges pursuant to highly complex accounting rules, are all significant factors impacting the Company’s results of operations. For more information on Southwest’s fuel hedging arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Southwest’s business is labor-intensive; we could be adversely affected if we are unable to maintain satisfactory relations with any unionized or other Employee work group.

The airline business is labor intensive. Wages, salaries, and benefits represented approximately 37 percent of the Company’s operating expenses for the year ended December 31, 2006. In addition, as of December 31, 2006, approximately 82 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions. The Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable on June 30, 2008. However, under certain conditions, TWU could elect to give notice to the Company by June 1, 2007, of its desire to make the agreement amendable on June 30, 2007. During second quarter 2006, TWU membership voted to not make the contract amendable on June 30, 2007. The Company is unable to predict whether future votes between now and June 2007 would result in the same outcome. The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006. The Company and SWAPA recently began discussions on a new agreement. Although, historically, the Company’s relationships with its Employees have been good, the following items could have a significant impact on the Company’s results of operations: results of labor contract negotiations, employee hiring and retention rates, pay rates, outsourcing costs, the impact of work rules, and costs for health care.

Southwest’s business is affected by many changing economic and other conditions beyond its control.

Our business, and the airline industry in general, is particularly impacted by changes in economic and other conditions that are largely outside of our control, including, among others:

•	Actual or potential changes in international, national, regional, and local economic, business, and financial conditions, including recession, inflation, interest rate increases, war, terrorist attacks, and political instability;

•	Changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	Actual or potential disruptions in the air traffic control system;

•	Increases in costs of safety, security, and environmental measures; and

•	Weather and natural disasters.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of these factors could adversely affect our business, financial condition, and results of operations.

Southwest relies on technology to operate its business, and any failure of these systems could harm the Company.

Southwest is increasingly dependent on automated systems and technology to operate its business, enhance Customer Service and back office support systems, and increase Employee productivity, including the Company’s computerized airline reservation system, flight operations systems, telecommunication systems, website at www.southwest.com, Automated Boarding Passes system, and the E-Ticket Check-In self service kiosks. Any disruptions in these systems due to internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications, or the internet, could result in the loss of revenue or important data, increase the Company’s expenses, and generally harm the Company’s business. In addition, our growth strategies may be dependent on our ability to effectively implement technology advancements.

The travel industry continues to face on-going security concerns and cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm our industry and our business.

The attacks of September 11, 2001, materially impacted, and continue to impact, air travel and the results of operations for Southwest and the airline industry generally. The Department of Homeland Security and the TSA have implemented numerous security measures that affect airline operations and costs. Substantially all security screeners at airports are now federal employees, and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. Enhanced security procedures, including enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, introduced at airports since the terrorist attacks of September 11 have increased costs to airlines and have from time to time impacted demand for air travel.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) could have a further significant negative impact on Southwest and the airline industry. The war in Iraq further decreased demand for air travel during the first half of 2003, and additional international hostilities could potentially have a material adverse impact on the Company’s results of operations.

Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state government. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above, under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. Our results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over our operations, including:

•	Increases in airport rates and charges;

•	Limitations on airport gate capacity or other use of airport facilities;

•	Increases in taxes;

•	Changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;

•	Restrictions on competitive practices;

•	The adoption of regulations that impact customer service standards, such as security standards; and

•	The adoption of more restrictive locally-imposed noise restrictions.

The airline industry is intensely competitive.

As discussed in more detail above under “Business — Competition,” the airline industry is extremely competitive. Southwest’s competitors include other major domestic airlines, as well as regional and new entrant airlines, and other forms of transportation, including rail and private automobiles. The Company’s revenues are sensitive to the actions of other carriers in the areas of capacity, pricing, scheduling, codesharing, and promotions.

Southwest’s low cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Aircraft

Southwest operated a total of 481 Boeing 737 aircraft as of December 31, 2006, of which 84 and 9 were under operating and capital leases, respectively. The remaining 388 aircraft were owned.

The following table details information on the 481 aircraft in the Company’s fleet as of December 31, 2006:

		Average Age	Number of	Number	Number
737 Type	Seats	(Yrs)	Aircraft	Owned	Leased

-300	137	15.7	194	112	82
-500	122	15.7	25	16	9
-700	137	4.0	262	260	2

Totals		9.3	481	388	93

In total, at December 31, 2006, the Company had firm orders, options and purchase rights for the purchase of Boeing 737 aircraft as follows:

Firm Orders, Options and Purchase Rights for Boeing 737-700 Aircraft

Delivery Year	Firm Orders	Options	Purchase Rights	Total

2007	37	—	—	37
2008	30	4	—	34
2009	18	18	—	36
2010	10	32	—	42
2011	10	30	—	40
2012	10	30	—	40
2008-2014	—	—	54	54

Totals	115	114	54	283

Ground Facilities and Services

Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has added various leasehold improvements. The Company leases land on a long-term basis for its maintenance centers located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway, its training center near Dallas Love Field, which houses seven 737 simulators, and its corporate headquarters, also located near Dallas Love Field. The maintenance, training center, and corporate headquarters buildings on these sites were built and are owned by Southwest. At December 31, 2006, the Company operated six reservation centers. The reservation centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio reservation centers.

Southwest has entered into a concession agreement with the Town of Islip, New York, which gives Southwest the right to construct, furnish, occupy, and maintain a new concourse at the airport. Phase I of this project, which began operations in August 2004, includes four gates. Phase II of the project, which includes an additional four gates, was completed in November 2006. The entire new concourse is now the property of the Town of Islip. In return for constructing the new concourse, Southwest is receiving fixed-rent abatements for a total of 25 years; however, the Company is still be required to pay variable rents for common use areas and manage the new concourse.

The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company’s annual aircraft maintenance costs.

Item 3.  Legal Proceedings

On December 8, 2005, Southwest Airlines Flight 1248 was involved in an accident at Chicago Midway Airport while the aircraft, a Boeing 737-700, was landing. The aircraft overran the runway onto a roadway and collided with an automobile. Several occupants of the vehicles involved in the accident were injured, one fatally. The Company continues to cooperate fully with all federal, state, and local regulatory and investigatory agencies to determine the cause of this accident. The Company is currently unable to predict the amount of claims, if any, relating to this accident which may ultimately be made against it and how those claims might be resolved. At this time, the Company has no reason to believe that the costs to defend any claims and any potential liability exposure will not be covered by the insurance maintained by the Company. Consequently, the Company does not expect any litigation arising from the accident involving Flight 1248 to have a material adverse affect on the financial position or results of operations of the Company.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None to be reported.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Southwest, their positions, and their respective ages (as of January 1, 2007) are as follows:

Name	Position	Age

Herbert D. Kelleher	Chairman of the Board	75
Gary C. Kelly	Vice Chairman of the Board and Chief Executive Officer	51
Colleen C. Barrett	President and Secretary	62
Robert E. Jordan	Executive Vice President — Strategy, Procurement, and Technology	46
Michael G. Van de Ven	Executive Vice President — Aircraft Operations	45
Ron Ricks	Executive Vice President — Law, Airports and Public Affairs	57
Laura H. Wright	Senior Vice President — Finance and Chief Financial Officer	46

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

Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol LUV. The high and low sales prices of the common stock on the Composite Tape and the quarterly dividends per share paid on the common stock were:

Period	Dividend	High	Low

2006
1st Quarter	$0.00450	$18.10	$15.51
2nd Quarter	0.00450	18.20	15.10
3rd Quarter	0.00450	18.20	15.66
4th Quarter	0.00450	17.03	14.61
2005
1st Quarter	$0.00450	$16.45	$13.60
2nd Quarter	0.00450	15.50	13.56
3rd Quarter	0.00450	14.85	13.05
4th Quarter	0.00450	16.95	14.54

As of December 31, 2006, there were 11,055 holders of record of the Company’s common stock.

The following table presents information with respect to purchases of Common Stock of the Company made during the three months ended December 31, 2006 by the Company, or any “affiliated purchaser,” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Issuer Purchases of Equity Securities

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs(1)	(1)

October 1, 2006 through October 31, 2006	—	—	—	—
November 1, 2006 through November 30, 2006	2,649,200	$15.92	2,649,200	$357,811,822
December 1, 2006 through December 31, 2006	10,053,800	$15.70	10,053,800	$199,747,357

(1)	On November 16, 2006, the Company publicly announced that its Board of Directors had authorized a share repurchase program to acquire up to $400 million of the Company’s Common Stock.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares total Shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and the AMEX Airline Index assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX,
AND AMEX AIRLINE INDEX

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Southwest Airlines	$100	$75	$88	$88	$89	$83
S&P 500	$100	$78	$100	$111	$117	$135
AMEX Airline	$100	$44	$70	$69	$62	$67

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights*	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity Compensation Plans Approved by Security Holders	27,299	$15.40	4,303
Equity Compensation Plans not Approved by Security Holders	85,689	$15.79	30,840
Total	112,988	$15.70	35,143

*	As adjusted for stock splits.

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

The following financial information for the five years ended December 31, 2006, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Years Ended December 31,
	2006		2005		2004		2003		2002
	(in millions, except per share amounts)

Financial Data:
Operating revenues	$9,086		$7,584		$6,530		$5,937		$5,522
Operating expenses	8,152		6,859		6,126		5,558		5,181

Operating income	934		725		404		379		341
Other expenses (income) net	144		(54)		65		(225)		24

Income before income taxes	790		779		339		604		317
Provision for income taxes	291		295		124		232		129

Net income	$499		$484		$215		$372		$188

Net income per share, basic	$.63		$.61		$.27		$.48		$.24
Net income per share, diluted	$.61		$.60		$.27		$.46		$.23
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$13,460		$14,003		$11,137		$9,693		$8,766
Long-term obligations at period-end	$1,567		$1,394		$1,700		$1,332		$1,553
Stockholders’ equity at period-end	$6,449		$6,675		$5,527		$5,029		$4,374
Operating Data:
Revenue passengers carried	83,814,823		77,693,875		70,902,773		65,673,945		63,045,988
Enplaned passengers	96,276,907		88,379,900		81,066,038		74,719,340		72,462,123
Revenue passenger miles (RPMs) (000s)	67,691,289		60,223,100		53,418,353		47,943,066		45,391,903
Available seat miles (ASMs) (000s)	92,663,023		85,172,795		76,861,296		71,790,425		68,886,546
Load factor(1)	73.1%		70.7%		69.5%		66.8%		65.9%
Average length of passenger haul (miles)	808		775		753		730		720
Average stage length (miles)	622		607		576		558		537
Trips flown	1,092,331		1,028,639		981,591		949,882		947,331
Average passenger fare	$104.40		$93.68		$88.57		$87.42		$84.72
Passenger revenue yield per RPM	12.93	¢	12.09	¢	11.76	¢	11.97	¢	11.77	¢
Operating revenue yield per ASM	9.81	¢	8.90	¢	8.50	¢	8.27	¢	8.02	¢
Operating expenses per ASM	8.80	¢	8.05	¢	7.97	¢	7.74	¢	7.52	¢
Operating expenses per ASM, excluding fuel	6.49	¢	6.48	¢	6.67	¢	6.59	¢	6.41	¢
Fuel cost per gallon (average)	$1.53		$1.03		$.83		$.72		$.68
Number of Employees at year-end	32,664		31,729		31,011		32,847		33,705
Size of fleet at year-end(2)	481		445		417		388		375

(1)	Revenue passenger miles divided by available seat miles.

(2)	Includes leased aircraft.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year in Review

Southwest recorded a profit of $499 million in 2006, an increase of $15 million, or 3.1 percent, compared to the Company’s 2005 net income of $484 million. Although the airline industry as a whole in 2006 was expected to report its first collective profit since 2000, Southwest’s string of consecutive profitable years has now reached 34, and the Company also extended its number of consecutive profitable quarters to 63, both of which are unmatched in the industry.

Southwest’s 2006 operating income was $934 million, an increase of $209 million, or 28.8 percent, compared to 2005. The increase in operating income was driven primarily by strong revenues, especially during the first half of the year, and effective cost control measures. As a result of the extensive restructuring in the U.S. airline industry in 2004 and 2005, several carriers reduced domestic capacity, resulting in fare increases and higher load factors for many airlines in 2006. In fact, Southwest’s 2006 load factor of 73.1 percent was a company record. The Company modestly raised its fares over the course of the year, resulting in an increase in passenger revenue yield per RPM (passenger revenues divided by revenue passenger miles) of 6.9 percent compared to 2005. Unit revenue (total revenue divided by available seat miles) also increased a healthy 10.2 percent compared to 2005 levels, as a result of the higher load factor and higher RPM yield.

The Company’s 2006 CASM (cost per available seat mile) was basically flat compared to 2005, excluding fuel. This was primarily a result of the Company’s continued focus on controlling non-fuel costs and attempting to offset wage rate and benefit increases through productivity and efficiency improvements. In addition, the Company’s headcount per aircraft at December 31, 2006 was 68, which was an improvement versus a year-ago level of 71. Furthermore, from the end of 2003 to the end of 2006, the Company’s headcount per aircraft decreased 20.0 percent, as the number of Employees remained virtually flat despite the net addition of 93 aircraft during that three year period. Including fuel expense, 2006 CASM increased 9.3 percent compared to 2005, primarily due to the 48.5 percent increase in the Company’s fuel cost per gallon, including the effects of hedging.

Significant events for Southwest and/or the airline industry during 2006 included:

* The Wright Amendment Reform Act of 2006 immediately lifted through-ticketing restrictions, so that Customers could purchase a single one-stop ticket between Dallas Love Field and any Southwest destination beyond the nine Wright Amendment states (to which nonstop Love Field service is permitted), and will eventually eliminate substantially all restrictions associated with the Wright Amendment in 2014. This Act also reduced the maximum number of available gates for commercial air service at Love Field from 32 to 20, of which the Company will ultimately lease 16. Dallas Love Field is a significant destination for Southwest as well as the location of the Company’s headquarters.

* The Department of Transportation announced that for August, September, and October 2006, Southwest carried the most passengers of any U.S. airline.

* Southwest began service to two new destinations — Denver, Colorado and Washington Dulles in northern Virginia.

* During 2006, Southwest was authorized by its Board of Directors to repurchase a total of $1.0 billion of its outstanding common stock. For the year ended December 31, 2006, the Company repurchased 49.1 million shares for $800 million.

* The Transportation Security Administration (TSA) mandated new security measures as a result of a terrorist plot uncovered by authorities in London. The stringent new rules, mostly regarding the types of liquid items that can be carried onboard the aircraft, had a negative impact on air travel beginning in mid-August, especially on shorthaul routes and with business travelers. The Company estimated it lost more than $40 million in passenger revenue in August and September related to the security threat and these new restrictions.

* The price of jet fuel continued to be a significant factor for Southwest and other airlines. Despite the Company’s industry-leading fuel hedging program, which resulted in cash savings of $675 million in 2006, the Company’s jet fuel cost per gallon still increased by 48.5 percent compared to 2005.

* The Company added 36 737-700 aircraft in 2006, bringing its fleet to 481 Boeing 737s at December 31, 2006.

As the Company experienced in 2006, it must continue to overcome higher jet fuel prices to grow profits. Based on current and projected energy prices for 2007 and expected growth plans, the Company believes expenditures for jet fuel could increase between $400 million and $500 million compared to 2006, even including the effects of fuel derivative contracts the Company has in place as of January 2007. The Company’s fuel derivative contracts in place for 2007 provide protection for nearly 95 percent of the Company’s expected jet fuel consumption at an average price of approximately $50 per barrel of crude oil. The Company once again hopes to overcome the impact of higher anticipated 2007 fuel prices and other cost pressures through improved revenues and continued focus on non-fuel costs.

As Southwest moves into 2007, the Company believes its low-cost competitive advantage, protective fuel hedging position, excellent Employees, and strong balance sheet will allow Southwest to respond quickly to potential industry consolidation and to favorable market opportunities. The Company plans to add 37 new 737-700 aircraft to its fleet in 2007, resulting in a net available seat mile (ASM) capacity increase of approximately eight percent. Based on these deliveries, the Company’s fleet will total 518 737s by the end of 2007.

Results of Operations

2006 Compared With 2005

The Company’s consolidated net income for 2006 was $499 million ($.61 per share, diluted), as compared to 2005 net income of $484 million ($.60 per share, diluted), an increase of $15 million, or 3.1 percent. Operating income for 2006 was $934 million, an increase of $209 million, or 28.8 percent, compared to 2005. The 2006 increase in operating income was primarily due to higher revenues from the Company’s fleet growth, improved load factors, and higher fares, which more than offset a significant increase in the cost of jet fuel. The Company believes operating income provides a better indication of the Company’s financial performance for both 2006 and 2005 than does net income. This is due to the fact that, generally, certain gains and losses, recorded in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), that relate to fuel derivatives expiring in future periods, are included in “Other (gains) losses,” which is below the operating income line, in both periods. In 2006, these adjustments, which are related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives and are included in “Other (gains) losses,” totaled net losses of $101 million. For 2005, these adjustments totaled net gains of $110 million.

Operating Revenues

Consolidated operating revenues increased $1.5 billion, or 19.8 percent, primarily due to a $1.5 billion, or 20.2 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an increase in capacity, an increase in RPM yield, and an increase in load factor. Approximately 45 percent of the increase in passenger revenue was due to the Company’s 8.8 percent increase in available seat miles compared to 2005. The Company increased available seat miles as a result of the addition of 36 aircraft (all 737-700 aircraft). Approximately 35 percent of the increase in passenger revenue was due to the 6.9 percent increase in passenger yields. Average passenger fares increased 11.4 percent compared to 2005, primarily due to less fare discounting because of the strong demand for air travel coupled with the availability of fewer seats as a result of industrywide domestic capacity reductions. The remainder of the passenger revenue increase primarily was due to the 2.4 point increase in the Company’s load factor compared to 2005. The 73.1 percent load factor for 2006 represented the highest annual load factor in the Company’s history.

The airline revenue environment changed significantly from the first half of 2006 to the second half of the year. The Company believes this was due to both reduced demand related to domestic economic factors, as well as the effects of the increased carryon baggage restrictions put in place following the terrorist plot uncovered by London authorities in August 2006. The airline revenue environment regained some momentum during late fourth quarter 2006, and, despite growing capacity 10 percent during the quarter, the Company achieved a record load factor of 70.2 percent at healthy yields, which resulted in a steady unit revenue growth rate of 4.2 percent. Based upon traffic and bookings to date, the Company expects 2007 first quarter unit revenue growth to exceed first quarter 2006’s 9.15 cents per ASM.

Consolidated freight revenues increased slightly versus 2005. An $18 million, or 17.1 percent, increase in freight and cargo revenues, primarily as a result of higher rates charged, was almost entirely offset by lower mail revenues. The lower mail revenues were primarily due to the Company’s decision to discontinue carrying mail for the U.S. Postal Service effective as of the end of second quarter 2006. Due to this mid-year decision in 2006, the Company expects a year-over-year decrease in freight revenue for the first half of 2007. “Other revenues” increased $30 million, or 17.4 percent, compared to 2005, primarily from higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card. The Company expects a similar increase in first quarter 2007, also due to higher commissions earned.

Operating Expenses

Consolidated operating expenses for 2006 increased $1.3 billion, or 18.9 percent, compared to the 8.8 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2006 and 2005 followed by explanations of these changes on a per-ASM basis:

					Increase		Percent
	2006		2005		(Decrease)		Change

Salaries, wages, and benefits	3.29	¢	3.27	¢	.02	¢	.6%
Fuel and oil	2.31		1.58		.73		46.2
Maintenance materials and repairs	.51		.52		(.01)		(1.9)
Aircraft rentals	.17		.19		(.02)		(10.5)
Landing fees and other rentals	.53		.53		—		—
Depreciation and amortization	.56		.55		.01		1.8
Other	1.43		1.41		.02		1.4

Total	8.80	¢	8.05	¢	.75	¢	9.3%

Operating expenses per ASM increased 9.3 percent to 8.80 cents, primarily due to an increase in jet fuel prices, net of gains from the Company’s fuel hedging program. The Company’s average cost per gallon of fuel increased 48.5 percent versus the prior year. Excluding fuel, year-over-year CASM was basically flat with 2005. Based on current cost trends, the Company expects first quarter 2007 unit costs, excluding fuel, to increase from 2006’s full year figure of 6.49 cents.

Salaries, wages, and benefits expense per ASM increased .6 percent compared to 2005, primarily due to an increase in average wage rates, mostly offset by productivity efforts that have enabled the Company to grow overall headcount at a rate that is less than the growth in ASMs. The Company’s headcount at December 31, 2006, was 2.9 percent higher than at December 31, 2005, despite the 8.8 growth in available seat miles. The Company expects a similar performance for salaries, wages, and benefits per ASM in first quarter 2007 versus first quarter 2006, due to higher wage rates partially offset by a reduction in share-based compensation expense.

The Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable on June 30, 2008. However, under certain conditions, TWU could elect to give notice to the Company by June 1, 2007, of its desire to make the agreement amendable on June 30, 2007. During second quarter 2006, TWU membership voted to not make the contract amendable on June 30, 2007. The Company is unable to predict whether future votes between now and June 2007 would result in the same outcome.

The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September, 2006. The Company and SWAPA recently began discussions on a new agreement.

Fuel and oil expense per ASM increased 46.2 percent, net of hedging gains, primarily due to a significant increase in the average jet fuel cost per gallon. Although the Company’s fuel hedge position was not as strong as the position the Company held in 2005, the Company’s hedging program still resulted in the realization of $675 million in cash settlements during 2006. These settlements resulted in a 2006 reduction to Fuel and oil expense of $634 million. However, even with this hedge position, the Company’s jet fuel cost per gallon increased 48.5 percent versus 2005. The average cost per gallon of jet fuel in 2006 was $1.53 compared to $1.03 in 2005, excluding fuel-related taxes and net of hedging gains. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, including the addition of blended winglets to all of the Company’s 737-700 aircraft. The Company has also announced it will install blended winglets on a significant number of its 737-300 aircraft, beginning in first quarter 2007.

The Company has benefited from the recent decline in energy prices and is currently 100 percent protected with fuel derivative instruments for its first quarter 2007 jet fuel purchase requirements. These instruments are at an average crude oil equivalent price of $50 per barrel, and the majority of these positions effectively perform like option contracts — allowing the Company to benefit in most cases from energy price decreases. Based on this protection and current market conditions, the Company expects its first quarter 2007 jet fuel cost per gallon to be in the $1.65 to $1.70 range, excluding the impact of any hedge ineffectiveness and derivatives that do not qualify for hedge accounting as defined in SFAS 133. As of mid-January 2007, the Company had fuel derivative contracts in place for approximately 95 percent of its expected fuel consumption for the remainder of 2007 at approximately $50 per barrel; 65 percent in 2008 at approximately $49 per barrel; over 50 percent in 2009 at approximately $51 per barrel; over 25 percent in 2010 at $63 per barrel; approximately 15 percent in 2011 at $64 per barrel, and 15 percent in 2012 at $63 per barrel.

Maintenance materials and repairs per ASM decreased 1.9 percent compared to 2005, primarily due to a decrease in repair events for aircraft engines. Based on the number of scheduled repair events for both engines and airframes in first quarter 2007, the Company expects an increase in maintenance materials and repairs per ASM compared to the 2006 figure of 51 cents.

Aircraft rentals per ASM decreased 10.5 percent. The Company’s 8.8 percent increase in ASMs was generated by the 36 aircraft the Company acquired during 2006, all of which were purchased. The number of aircraft on operating lease remained the same. The Company currently expects a similar year-over-year comparison for first quarter 2007.

Landing fees and other rentals per ASM was flat compared to 2005. The Company currently expects a year-over-year increase in landing fees and other rentals per ASM for first quarter 2007 primarily due to higher rates paid for airport space.

Depreciation expense per ASM increased 1.8 percent, primarily due to an increase in depreciation expense per ASM from 36 new 737-700 aircraft purchased during 2006 and the resulting higher percentage of owned aircraft. The Company currently expects a similar year-over-year comparison for first quarter 2007.

Other operating expenses per ASM increased 1.4 percent compared to 2005, primarily due to an increase in revenue-related costs, such as credit card processing fees, from the Company’s 20.2 percent increase in passenger revenues. The Company currently expects a similar year-over-year comparison for first quarter 2007.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $6 million, or 4.9 percent, primarily due to an increase in floating interest rates. This was partially offset by the Company’s repayment of $607 million in debt during 2006. The majority of the Company’s long-term debt is at floating rates. In addition, the Company issued $300 million in senior unsecured notes during December 2006. Excluding the effect of any new debt offerings the Company may execute during 2007, the Company expects a reduction in interest expense compared to 2006, primarily due to a lower average debt balance. See Note 7 to the Consolidated Financial Statements for more information. Capitalized interest increased $12 million, or 30.8 percent, compared to 2005 due to higher 2006 progress payment balances for scheduled future aircraft deliveries as well as higher interest rates. Interest income increased $37 million, or 78.7 percent, primarily due to an increase in rates earned on cash and investments.

During 2006, the Company recognized approximately $52 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness (i.e., the premium cost of fuel derivative option contracts.) Also during 2006, the Company recognized approximately $101 million of additional expense in “Other (gains) losses, net,” related to the ineffectiveness of its hedges and the loss of hedge accounting for certain contracts. In the second half of 2006, both current and forward prices for the commodities Southwest uses for hedging jet fuel fell significantly, resulting in a reduction in the unrealized gains the Company had experienced in prior periods. Of this additional expense, approximately $42 million was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods; approximately $39 million was ineffectiveness associated with the change in value of hedges designated for future periods; and $20 million was ineffectiveness and mark-to-market losses related to the change in value of contracts that settled during 2006. See Note 10 to the consolidated financial statements for further information on the Company’s hedging activities. For 2005, the Company recognized approximately $35 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $110 million in additional income related to the ineffectiveness of its hedges and unrealized mark-to-market changes in the fair value of certain derivative contracts.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 36.8 percent in 2006 from 37.9 percent in 2005. The decrease in the 2006 rate was primarily due to a $9 million reduction related to a revision in the State of Texas franchise tax law enacted during 2006. The Company currently expects its 2007 effective rate to be approximately 38 percent.

2005 Compared With 2004

The Company’s consolidated net income for 2005 was $484 million ($.60 per share, diluted), as compared to 2004 net income of $215 million ($.27 per share, diluted), an increase of $269 million, or 125.1 percent. Operating income for 2005 was $725 million, an increase of $321 million, or 79.5 percent, compared to 2004. The increase in operating income was primarily due to higher revenues from the Company’s fleet growth, improved load factors, and higher fares, which more than offset a significant increase in the cost of jet fuel. The larger percentage increase in net income compared to operating income primarily was due to variability in “Other (gains) losses,” due to unrealized 2005 gains resulting from the Company’s fuel hedging activities, in accordance with SFAS 133.

Operating Revenues

Consolidated operating revenues increased $1.1 billion, or 16.1 percent, primarily due to a $1.0 billion, or 15.9 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an increase in capacity, an increase in RPM yield, and an increase in load factor. Holding other factors constant (such as yields and load factor), almost 70 percent of the increase in passenger revenue was due to the Company’s 10.8 percent increase in available seat miles compared to 2004. The Company increased available seat miles as a result of the net addition of 28 aircraft (33 new 737-700 aircraft net of five 737-200 aircraft retirements). Approximately 18 percent of the increase in passenger revenue was due to the 2.8 percent increase in passenger yields. Average passenger fares increased 5.8 percent compared to 2004, primarily due to less fare discounting because of the strong demand for air travel coupled with the availability of fewer seats from industrywide domestic capacity reductions. The remainder of the passenger revenue increase primarily was due to the 1.2 point increase in the Company’s load factor compared to 2004.

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

Operating Expenses

Consolidated operating expenses for 2005 increased $733 million, or 12.0 percent, compared to the 10.8 percent increase in capacity. To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2005 and 2004 followed by explanations of these changes on a per-ASM basis:

					Increase	Percent
	2005		2004		(Decrease)	Change

Salaries, wages, and benefits	3.27	¢	3.35	¢	(.08 )¢	(2.4)%
Fuel and oil	1.58		1.30		.28	21.5
Maintenance materials and repairs	.52		.61		(.09)	(14.8)
Aircraft rentals	.19		.23		(.04)	(17.4)
Landing fees and other rentals	.53		.53		—	—
Depreciation and amortization	.55		.56		(.01)	(1.8)
Other	1.41		1.39		.02	1.4

Total	8.05	¢	7.97	¢	.08 ¢	1.0%

Operating expenses per ASM increased 1.0 percent to 8.05 cents, primarily due to an increase in jet fuel prices, net of hedging gains. The Company was able to hold flat or reduce unit costs in every cost category, except fuel expense and other operating expense, through a variety of cost reduction and productivity efforts. These efforts, however, were entirely offset by the significant increase in the cost of fuel. Excluding fuel, CASM was 2.8 percent lower than 2004, at 6.48 cents.

Salaries, wages, and benefits expense per ASM decreased 2.4 percent compared to 2004, primarily due to a reduction in share-based compensation expense, the majority of which is due to stock-options granted by the Company. As a result of the timing of grants in prior years and their related vesting provisions, share-based compensation expense decreased from $135 million in 2004 to $80 million in 2005. Excluding the impact of share-based compensation expense, salaries, wages, and benefits decreased slightly due to productivity efforts that enabled the Company to grow overall headcount at a rate that was less than the growth in ASMs. This decrease was partially offset by higher average wage rates, and higher profitsharing expense associated with the Company’s higher earnings.

Fuel and oil expense per ASM increased 21.5 percent, primarily due to a 24.8 percent increase in the average jet fuel cost per gallon, net of hedging gains. The average cost per gallon of jet fuel in 2005 was $1.03 compared to 82.8 cents in 2004, excluding fuel-related taxes and net of hedging gains. The Company’s 2005 and 2004 average jet fuel costs are net of approximately $892 million and $455 million in gains from hedging activities, respectively. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company took to improve the fuel efficiency of its aircraft. These steps primarily included the addition of blended winglets to all of the Company’s 737-700 aircraft, and the upgrade of certain engine components on many aircraft. The Company estimates that these and other efficiency gains saved the Company approximately $70 million during 2005, at average unhedged market jet fuel prices.

Maintenance materials and repairs per ASM decreased 14.8 percent compared to 2004, primarily due to a decrease in repair events for aircraft engines.

Aircraft rentals per ASM decreased 17.4 percent. Of the 33 aircraft the Company acquired during 2005, all are owned. In addition, during 2005, the Company renegotiated the leases on four aircraft, and, as a result, reclassified these aircraft from operating leases to capital leases. These transactions increased the Company’s percentage of aircraft owned or on capital lease to 81 percent at December 31, 2005, from 79 percent at December 31, 2004.

Depreciation expense per ASM decreased 1.8 percent. An increase in depreciation expense per ASM from 33 new 737-700 aircraft purchased during 2005 and the higher percentage of owned aircraft, was more than offset by lower expense associated with the Company’s retirement of its 737-200 fleet and all 737-200 remaining spare parts by the end of January 2005.

Other operating expenses per ASM increased 1.4 percent compared to 2004. Approximately 75 percent of the increase related to higher 2005 security fees in the form of a $24 million retroactive assessment the Company received from the Transportation Security Administration in January 2006. The remainder of the increase primarily related to higher fuel taxes as a result of the substantial increase in fuel prices compared to 2004.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $34 million, or 38.6 percent, primarily due to an increase in floating interest rates. The majority of the Company’s long-term debt is at floating rates. See Note 10 to the Consolidated Financial Statements for more information. Capitalized interest was flat compared to 2004 as lower 2005 progress payment balances for scheduled future aircraft deliveries were offset by higher interest rates. Interest income increased $26 million, or 123.8 percent, primarily due to an increase in rates earned on cash and investments. “Other (gains) losses, net” primarily includes amounts recorded in accordance with SFAS 133. See Note 10 to the Consolidated Financial Statements for more information on the Company’s hedging activities. During 2005, the Company recognized approximately $35 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness. Also during 2005, the Company recognized approximately $110 million of additional income in “Other (gains) losses, net,” related to the ineffectiveness of its hedges and the loss of hedge accounting for certain contracts. Of this additional income, approximately $77 million was unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $9 million was unrealized ineffectiveness associated with hedges designated for future periods, and $24 million was ineffectiveness and mark-to-market gains related to contracts that settled during 2005. For 2004, the Company recognized approximately $24 million of expense related to amounts excluded from the Company’s measurements of hedge effectiveness and $13 million in expense related to the ineffectiveness of its hedges and unrealized mark-to-market changes in the fair value of certain derivative contracts.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, increased to 37.9 percent in 2005 from 36.5 percent in 2004. The 2004 rate was favorably impacted by an adjustment related to the ultimate resolution of an airline industry-wide issue regarding the tax treatment of certain aircraft engine maintenance costs, and lower state income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.4 billion in 2006 compared to $2.1 billion in 2005. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. The operating cash flows in both years were significantly impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program (counterparty deposits are reflected as an increase to Cash and a corresponding increase to Accrued liabilities.) There was a decrease in counterparty deposits of $410 million for 2006, versus an increase of $620 million during 2005. The decrease in these deposits during 2006 was due to the decline in fair value of the Company’s fuel derivative portfolio from December 31, 2005 to December 31, 2006, especially during the second half of the year. The increase during 2005 was primarily due to a large increase in the fair value of the Company’s fuel derivative instruments, as a result of escalating energy prices during 2005. Cash flows from operating activities for 2006 were also driven by the $499 million in net income, plus noncash depreciation and amortization expense of $515 million. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and Item 7A. Qualitative and Quantitative Disclosures about Market Risk, respectively. Cash generated in 2006 and in 2005 was used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash flows used in investing activities in 2006 totaled $1.5 billion compared to $1.1 billion in 2005. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 34 new 737-700 aircraft and two previously owned 737-700 aircraft in 2006 versus the purchase of 33 new 737-700s in 2005. In addition, progress payments for future deliveries were higher in 2006 than 2005. See Note 4 to the Consolidated Financial Statements. Investing activities for 2006 were also reduced by $117 million related to a change in the balance of the Company’s short-term investments, namely auction rate securities.

Net cash used in financing activities was $801 million in 2006, primarily from the repurchase of $800 million of common stock and the repayment of $607 million in debt. The Company repurchased a total of 49 million shares of outstanding common stock during 2006 as a result of three buyback programs authorized by the Company’s Board of Directors. These uses were partially offset by the issuance of $300 million senior unsecured 5.75% notes in December 2006 and $260 million in proceeds from exercises of Employee stock options. During 2005, the Company generated a net $260 million from financing activities primarily from the issuance of $300 million senior unsecured 5.125% notes in February 2005, and proceeds of $132 million from exercises of Employee stock options. These were partially offset by the redemption of the Company’s $100 million senior unsecured 8% notes in March 2005 and the repurchase of $55 million of common stock. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

The Company has various options available to meet its 2007 capital and operating commitments, including cash on hand and short-term investments at December 31, 2006, totaling $1.8 billion, internally generated funds, and a $600 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability. The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future. The Company may issue a portion of these securities in 2007, primarily to fund current fleet growth plans or to take advantage of certain strategic growth opportunities if they were to arise.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 36, 737-700 aircraft in 2006 — 34 of which were new aircraft from Boeing, and two of which were pre-owned and purchased from a third party. As of December 31, 2006, the Company had exercised all remaining options for aircraft to be delivered in 2007, and has firm orders for 37 737-700 aircraft in 2007, 30 in 2008, 18 in 2009, and ten each in 2010-2012. The Company also had options for four 737-700 aircraft in 2008, 18 in 2009, 32 in 2010, and 30 each in 2011 and 2012. Southwest also has an additional 54 purchase rights for 737-700 aircraft for the years 2008 through 2014. The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from the manufacturer and must be exercised 18 months prior to the contractual delivery date.

The leasing of aircraft effectively provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating the aircraft, and retains the risk of loss for leased aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. The Company operates 93 aircraft leased from third parties, of which 84 are operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft are included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $211 million at December 31, 2006.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2006:

	Obligations by Period
		2008	2010	Beyond
Contractual Obligations	2007	- 2009	- 2011	2011	Total
	(In millions)

Long-term debt(1)	$111	$25	$29	$1,507	$1,672
Interest commitments(2)	45	80	80	277	482
Capital lease commitments(3)	16	32	27	—	75
Operating lease commitments	360	598	453	1,000	2,411
Aircraft purchase commitments(4)	1,004	1,225	656	184	3,069
Other purchase commitments	34	47	26	—	107

Total contractual obligations	$1,570	$2,007	$1,271	$2,968	$7,816

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Related to fixed-rate debt

(3)	Includes amounts classified as interest

(4)	Firm orders from the manufacturer

There were no outstanding borrowings under the revolving credit facility at December 31, 2006. See Note 6 to the Consolidated Financial Statements for more information on the Company’s revolving credit facility.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. This program was completed during first quarter 2005, resulting in the total repurchase of approximately 20.9 million of the Company’s common shares.

In 2006, the Company’s Board of Directors authorized three separate programs for the repurchase of up to a total of $1.0 billion of the Company’s Common Stock — $300 million authorized in January 2006, $300 million authorized in May 2006, and $400 million authorized in November 2006. Repurchases have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. Through December 31, 2006, these programs resulted in the repurchase of a total of 49.1 million shares for $800 million.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP (GAAP). The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2006 was $799 million, compared to $649 million as of December 31, 2005.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage”, tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets. Holding other factors constant, a ten-percent change in the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets for 2006 would have resulted in a $16 million, or .2%, change in Passenger revenues recognized for that period.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns, as noted, can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. No material adjustments were recorded for years 2004, 2005, or 2006.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

As of December 31, 2006, the Company had approximately $13.9 billion (at cost) of long-lived assets, including $11.8 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 397 Boeing 737 aircraft in the Company’s fleet at December 31, 2006, which are either owned or on capital lease. The remaining 84 Boeing 737 aircraft in the Company’s fleet at December 31, 2006, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

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

SFAS 133 requires that all derivatives be marked to market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2006, the Company was a party to over 480 financial derivative instruments, related to its fuel hedging program, for year 2007 and beyond. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2006, was $999 million, compared to $1.7 billion at December 31, 2005. The large decrease in fair value primarily was due to the decrease in energy prices in the second half of 2006, as well as the expiration of approximately $675 million in fuel derivative instruments that related to 2006, net of new derivative instruments the Company added for future years. Changes in the fair values of these instruments can vary dramatically, as was evident during both 2005 and 2006, based on changes in the underlying commodity prices. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In recent years, because of increased volatility in energy markets, the Company’s estimates have materially differed from actual results, resulting in increased volatility in the Company’s periodic financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their values from period to period and thus determine how they are accounted for under SFAS 133. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result, as defined by SFAS 133. This could result in the immediate recording of noncash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire until a future period.

Likewise, if a derivative contract ceases to qualify for hedge accounting, the changes in the fair value of the derivative instrument is recorded every period to “Other gains and losses” in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result, and has resulted, in increased volatility in the Company’s financial statements. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on the change in value of derivative contracts settling in future periods recorded during recent periods has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

SFAS 133 is a complex accounting standard with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated by the Company. As required by SFAS 133, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are used in the measurement of effectiveness for the Company’s fuel hedges, as required by SFAS 133. During first quarter 2006, the Company did revise its method for forecasting future cash flows. Previously, the Company had estimated future cash flows using actual market forward prices of like commodities and adjusting for historical differences from the Company’s actual jet fuel purchase prices. The Company’s new methodology utilizes a statistical-based regression equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors. This change to the Company’s methodology for estimating future cash flows (i.e., jet fuel prices) was applied prospectively, in accordance with the Company’s interpretation of SFAS 133. The Company believes that this change for estimating future cash flows will result in more effective hedges over the long-term.

The Company also utilizes financial derivative instruments in the form of interest rate swap agreements. The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. During 2003, the Company entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012, and $375 million 5.496% Class A-2 pass-through certificates due 2006. The interest rate swap associated with the $375 million 5.496% Class A-2 pass-through certificates expired on the date the certificates were repaid in fourth quarter 2006. The floating rate paid under the swap associated with the $385 million 6.5% senior unsecured notes due 2012 sets in arrears. The Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2006 is estimated to be 7.63 percent based on actual and forward rates at December 31, 2006.

The Company is also party to an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014, in which the floating rate is set at the beginning of each six month period. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The average floating rate paid under this agreement during 2006 was 5.69 percent.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2006, was a liability of approximately $30 million. The comparable fair value of these same agreements at December 31, 2005, was a liability of $31 million. The long-term portion of these amounts are recorded in “Other deferred liabilities” in the Consolidated Balance Sheet for each respective year. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10 to the Consolidated Financial Statements.

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

Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods have been retroactively adjusted utilizing the pro forma disclosures in those prior financial statements, except as noted. As part of this revision, the Company recorded cumulative share-based compensation expense of $409 million for the period 1995-2005, resulting in a reduction to Retained earnings in the accompanying Consolidated Balance Sheet as of December 31, 2005. This adjustment, along with the creation of a net Deferred income tax asset in the amount of $130 million, resulted in an offsetting increase to Capital in excess of par value in the amount of $539 million in the accompanying Consolidated Balance Sheet as of December 31, 2005. The Deferred tax asset represents the portion of the cumulative expense related to stock options that will result in a future tax deduction.

The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. For 2005 and 2006, the Company has relied on observations of both historical volatility trends, implied future volatility observations as determined by independent third parties, and implied volatility from traded options on the Company’s stock. For both 2006 and 2005 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. Prior to 2005, the Company relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected term of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups.

Other assumptions required for estimating fair value with the Black-Scholes model are the expected risk-free interest rate and expected dividend yield of the Company’s stock. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option on the date of grant. The expected dividend yield of the Company’s common stock over the expected term of the option on the date of grant was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes.

Vesting terms for the Company’s stock option plans differ based on the type of grant made and the group to which the options are granted. For grants made to Employees under collective bargaining plans, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans”, options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

As of December 31, 2006, the Company has $74 million in remaining unrecognized compensation cost related to past grants of stock options, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions. Over 80 percent of net unrecognized amount at December 31, 2006, related to options granted prior to the adoption of SFAS 123R on January 1, 2006. In addition, the vast majority of the $80 million in share-based compensation expense reflected in the Consolidated Statement of Income for the year ended December 31, 2006, was related to options granted prior to the adoption of SFAS 123R. Based on Employee stock options expected to vest during 2007, the number of options eligible to be granted in future periods and the Company’s expectation of future grants, the Company expects the expense related to share-based compensation to decrease significantly during 2007 compared to 2006 expense.

The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

Forward-Looking Statements

Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to, those set forth under Item 1A — Risk Factors.

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

Fuel Hedging

The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.5 billion gallons of jet fuel in 2007. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $15 million per year, excluding any impact of the Company’s derivative instruments.

The fair values of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2006, were net assets of $999 million. The current portion of these financial derivative instruments, or $369 million, is classified as “Fuel derivative contracts” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $630 million, is included in “Other assets.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten-percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2006, prices would correspondingly change the fair value of the commodity derivative instruments in place by up to $480 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2006, levels, except underlying futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2006, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2006, the Company held $540 million in cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The deposits are included in “Accrued liabilities” on the Consolidated Balance Sheet. See also Note 10 to the Consolidated Financial Statements.

Financial Market Risk

The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an “A” credit rating on its senior unsecured fixed-rate debt with Standard & Poor’s and Fitch ratings agencies, and a “Baa1” credit rating with Moody’s rating agency. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has

converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012 and the $350 million 5.25% senior unsecured notes due 2014. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the $385 million 6.5% senior unsecured notes, and the $350 million 5.25% senior unsecured notes that were converted to a floating rate as previously noted, the Company had outstanding senior unsecured notes totaling $800 million at December 31, 2006. These senior unsecured notes currently have a weighted-average maturity of 10.2 years at fixed rates averaging 5.98 percent at December 31, 2006, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The carrying value of the Company’s floating rate debt totaled $843 million, and this debt had a weighted-average maturity of 7.0 years at floating rates averaging 6.74 percent for the twelve months ended December 31, 2006. In total, the Company’s fixed rate debt and floating rate debt represented 7.4 percent and 7.8 percent, respectively, of total noncurrent assets at December 31, 2006.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.4 billion, and short-term investments, which totaled $369 million, at December 31, 2006. The Company invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, auction rate securities, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2006, would not have a material affect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2006, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $3 million. Utilizing these assumptions and considering the Company’s cash balance, short-term investments, and floating-rate debt outstanding at December 31, 2006, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, the revolving credit facility, and outstanding debt agreements. Covenants include the maintenance of minimum credit ratings. For the revolving credit facility, the Company shall also maintain, at all times, a Coverage Ratio, as defined in the agreement, of not less than 1.25 to 1.0. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2006. However, if conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

Item 8.  Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,390	$2,280
Short-term investments	369	251
Accounts and other receivables	241	258
Inventories of parts and supplies, at cost	181	150
Fuel derivative contracts	369	641
Prepaid expenses and other current assets	51	40

Total current assets	2,601	3,620
Property and equipment, at cost:
Flight equipment	11,769	10,592
Ground property and equipment	1,356	1,256
Deposits on flight equipment purchase contracts	734	660

	13,859	12,508
Less allowance for depreciation and amortization	3,765	3,296

	10,094	9,212
Other assets	765	1,171

	$13,460	$14,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643	$524
Accrued liabilities	1,323	2,074
Air traffic liability	799	649
Current maturities of long-term debt	122	601

Total current liabilities	2,887	3,848
Long-term debt less current maturities	1,567	1,394
Deferred income taxes	2,104	1,681
Deferred gains from sale and leaseback of aircraft	120	136
Other deferred liabilities	333	269
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 and 801,641,645 shares issued in 2006 and 2005, respectively	808	802
Capital in excess of par value	1,142	963
Retained earnings	4,307	4,018
Accumulated other comprehensive income	582	892
Treasury stock, at cost: 24,302,215 shares in 2006	(390)	—

Total stockholders’ equity	6,449	6,675

	$13,460	$14,003

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In millions, except
	per share amounts)

OPERATING REVENUES:
Passenger	$8,750	$7,279	$6,280
Freight	134	133	117
Other	202	172	133

Total operating revenues	9,086	7,584	6,530
OPERATING EXPENSES:
Salaries, wages, and benefits	3,052	2,782	2,578
Fuel and oil	2,138	1,341	1,000
Maintenance materials and repairs	468	446	472
Aircraft rentals	158	163	179
Landing fees and other rentals	495	454	408
Depreciation and amortization	515	469	431
Other operating expenses	1,326	1,204	1,058

Total operating expenses	8,152	6,859	6,126

OPERATING INCOME	934	725	404
OTHER EXPENSES (INCOME):
Interest expense	128	122	88
Capitalized interest	(51)	(39)	(39)
Interest income	(84)	(47)	(21)
Other (gains) losses, net	151	(90)	37

Total other expenses (income)	144	(54)	65

INCOME BEFORE INCOME TAXES	790	779	339
PROVISION FOR INCOME TAXES	291	295	124

NET INCOME	$499	$484	$215

NET INCOME PER SHARE, BASIC	$.63	$.61	$.27

NET INCOME PER SHARE, DILUTED	$.61	$.60	$.27

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2006, 2005, and 2004
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Par Value	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share amounts)

Balance at December 31, 2003	$789	$612	$3,506	$122	$—	$5,029
Purchase of shares of treasury stock	—	—	—	—	(246)	(246)
Issuance of common and treasury stock pursuant to Employee stock plans	1	7	(93)	—	175	90
Tax benefit of options exercised	—	23	—	—	—	23
Share-based compensation	—	135	—	—	—	135
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	215	—	—	215
Unrealized gain on derivative instruments	—	—	—	293	—	293
Other	—	—	—	2	—	2

Total comprehensive income						510

Balance at December 31, 2004	$790	$777	$3,614	$417	$(71)	$5,527
Purchase of shares of treasury stock	—	—	—	—	(55)	(55)
Issuance of common and treasury stock pursuant to Employee stock plans	12	59	(66)	—	126	131
Tax benefit of options exercised	—	47	—	—	—	47
Share-based compensation	—	80	—	—	—	80
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	484	—	—	484
Unrealized gain on derivative instruments	—	—	—	474	—	474
Other	—	—	—	1	—	1

Total comprehensive income						959

Balance at December 31, 2005	$802	$963	$4,018	$892	$—	$6,675
Purchase of shares of treasury stock	—	—	—	—	(800)	(800)
Issuance of common and treasury stock pursuant to Employee stock plans	6	39	(196)	—	410	259
Tax benefit of options exercised	—	60	—	—	—	60
Share-based compensation	—	80	—	—	—	80
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	499	—	—	499
Unrealized loss on derivative instruments	—	—	—	(306)	—	(306)
Other	—	—	—	(4)	—	(4)

Total comprehensive income						189

Balance at December 31, 2006	$808	$1,142	$4,307	$582	$(390)	$6,449

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$499	$484	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	469	431
Deferred income taxes	277	291	166
Amortization of deferred gains on sale and leaseback of aircraft	(16)	(16)	(16)
Share-based compensation expense	80	80	135
Excess tax benefits from share-based compensation expense	(60)	(47)	(23)
Changes in certain assets and liabilities:
Accounts and other receivables	(5)	(9)	(75)
Other current assets	87	(59)	(44)
Accounts payable and accrued liabilities	(223)	855	231
Air traffic liability	150	120	68
Other, net	102	(50)	(22)

Net cash provided by operating activities	1,406	2,118	1,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,399)	(1,146)	(1,707)
Purchases of short-term investments	(4,509)	(1,804)	(4,487)
Proceeds from sales of short-term investments	4,392	1,810	4,611
Payment for assets of ATA Airlines, Inc.	—	(6)	(34)
Debtor in possession loan to ATA Airlines, Inc.	20	—	(40)
Other, net	1	—	(1)

Net cash used in investing activities	(1,495)	(1,146)	(1,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	300	300	520
Proceeds from Employee stock plans	260	132	88
Payments of long-term debt and capital lease obligations	(607)	(149)	(207)
Payments of cash dividends	(14)	(14)	(14)
Repurchase of common stock	(800)	(55)	(246)
Excess tax benefits from share-based compensation arrangements	60	47	23
Other, net	—	(1)	(8)

Net cash provided by (used in) financing activities	(801)	260	156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(890)	1,232	(436)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,280	1,048	1,484

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,390	$2,280	$1,048

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest, net of amount capitalized	$78	$71	$38
Income taxes	$15	$8	$2
Noncash rights to airport gates acquired through reduction in debtor in possession loan to ATA Airlines, Inc.	$—	$20	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months. These investments are classified as available-for-sale securities and are stated at fair value. At each reset period, the Company accounts for the transaction as “Proceeds from sales of short-term investments” for the security relinquished, and a “purchase of short-term investment” for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Prior year amounts have been adjusted to conform to the current year presentation. Unrealized gains and losses, net of tax, are recognized in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheet. Realized gains and losses on specific investments, which totaled $17 million in 2006, $4 million in 2005, and $5 million in 2004, are reflected in “Interest income” in the accompanying Consolidated Income Statement.

Inventories

Inventories primarily consist of flight equipment expendable parts, materials, aircraft fuel, and supplies. All of these items are carried at average cost. These items are generally charged to expense when issued for use.

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

When appropriate, the Company evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, operating or cash flow losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

associated with the use of the long-lived asset, etc. Southwest has continued to operate all of its aircraft and continues to experience positive cash flow.

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Intangible Assets

Intangible assets primarily consist of leasehold rights to airport owned gates. These assets are amortized on a straight-line basis over the expected useful life of the lease, approximately 20 years. The accumulated amortization related to the Company’s intangible assets at December 31, 2006, and 2005, was $5 million and $2 million, respectively. The Company periodically assesses its intangible assets for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets; however, no impairments have been noted.

Revenue Recognition

Tickets sold are initially deferred as “Air traffic liability”. Passenger revenue is recognized when transportation is provided. “Air traffic liability” primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date (whether refundable or nonrefundable) can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s revenue recognition method with respect to forfeited tickets.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 was $182 million, $173 million, and $158 million, respectively.

Share-Based Employee Compensation

The Company has stock-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with one Executive Officer of the Company. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. See Note 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Financial Derivative Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates. These interest rate hedges are accounted for as fair value hedges, as defined by SFAS 133.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through utilization of a statistical-based regression equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors. See Note 10 for further information on SFAS 133 and financial derivative instruments.

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

2.	Accounting Changes and Recent Accounting Developments

Aircraft and Engine Maintenance

Effective January 1, 2006, the Company changed its method of accounting for scheduled airframe inspection and repairs for 737-300 and 737-500 aircraft from the deferral method to the direct expense method. The Company recorded the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which was effective for calendar year companies on January 1, 2006. SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying financial statements and footnotes were adjusted in first quarter 2006 to apply the direct expense method retrospectively to all prior periods.

For the years ended December 31, 2004 and 2005, Maintenance materials and repairs expense was increased by $15 million in each year, resulting in a reduction in net income of $9 million for each year. Net income per share, basic and diluted, was each reduced by $.01 per share for both 2004 and 2005. The impact of adopting the direct expense method on net income for 2006 was not material.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified retrospective transition method. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations, and the intrinsic value method of accounting, and requires companies to recognize the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Under the modified retrospective transition method, all prior periods have been retrospectively adjusted to conform to the requirements of SFAS 123R.

As part of the adoption of SFAS 123R, the Company recorded cumulative share-based compensation expense, net of taxes, of $409 million for the period 1995-2005, resulting in a reduction to Retained earnings in the Consolidated Balance Sheet as of December 31, 2005. This adjustment, along with the creation of a net Deferred income tax asset in the amount of $130 million, resulted in an offsetting increase to Capital in excess of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

par value in the amount of $539 million in the Consolidated Balance Sheet as of December 31, 2005. The Deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction. For further information, see Note 13.

The following tables summarize the changes within Stockholders’ Equity as of December 31, 2003, 2004, and 2005 from the change in the Company’s method of accounting for airframe maintenance and the adoption of SFAS 123R (in millions):

		Effect of	Effect of
		Maintenance	SFAS 123R
As of December 31, 2003	As Originally Reported	Change	Change	As Adjusted

Common stock	$789	$—	$—	$789
Capital in excess of par value	258	—	354	612
Retained earnings	3,883	(112)	(265)	3,506
Accumulated other comprehensive income (loss)	122	—	—	122
Treasury stock	—	—	—	—

Total stockholders’ equity	$5,052	$(112)	$89	$5,029

		Effect of	Effect of
		Maintenance	SFAS 123R
As of December 31, 2004	As Originally Reported	Change	Change	As Adjusted

Common stock	$790	$—	$—	$790
Capital in excess of par value	299	—	478	777
Retained earnings	4,089	(121)	(354)	3,614
Accumulated other comprehensive income (loss)	417	—	—	417
Treasury stock	(71)	—	—	(71)

Total stockholders’ equity	$5,524	$(121)	$124	$5,527

		Effect of	Effect of
		Maintenance	SFAS 123R
As of December 31, 2005	As Originally Reported	Change	Change	As Adjusted

Common stock	$802	$—	$—	$802
Capital in excess of par value	424	—	539	963
Retained earnings	4,557	(130)	(409)	4,018
Accumulated other comprehensive income (loss)	892	—	—	892
Treasury stock	—	—	—	—

Total stockholders’ equity	$6,675	$(130)	$130	$6,675

Postretirement Benefits

In September 2006, the FASB issued statement No. 158, “Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R,” (SFAS 158). On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting Statement 158 on the Company’s financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

condition at December 31, 2006 has been included in the accompanying consolidated financial statements. Statement 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 14 for further discussion.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

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

Southwest and ATA agreed on a code share arrangement, which was approved by the Department of Transportation in January 2005. Under the agreement, which has since been expanded, each carrier can exchange passengers on certain designated flights. Sales of the code share flights began in January 2005, with travel dates beginning in February 2005. As part of the December 2005 agreement with ATA, Southwest has enhanced its codeshare arrangement with ATA to include additional flights and destinations, among other items. In addition, the Company and ATA have instituted enhancements to Southwest’s Rapid Rewards frequent flyer program to provide new award destinations via ATA.

4.	Commitments

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2006, the Company had contractual purchase commitments with Boeing for 37 737-700 aircraft deliveries in 2007, 30 scheduled for delivery in 2008, 18 in 2009, and ten each in 2010-2012. In addition, the Company has options and purchase rights for an additional 168 737-700s that it may acquire during 2008-2014. The Company has the option, which must be exercised 18 months prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of December 31, 2006, aggregate funding needed for firm commitments is approximately $3.1 billion, subject to adjustments for inflation, due as follows: $1.0 billion in 2007, $758 million in 2008, $467 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

in 2009, $341 million in 2010, $315 million in 2011, and $184 million thereafter.

5.	Accrued Liabilities

	2006	2005
	(In millions)

Retirement plans (Note 14)	$165	$142
Aircraft rentals	128	116
Vacation pay	151	135
Advances and deposits	546	955
Deferred income taxes	78	489
Other	255	237

Accrued liabilities	$1,323	$2,074

6.	Revolving Credit Facility

The Company has a revolving credit facility under which it can borrow up to $600 million from a group of banks. The facility expires in August 2010 and is unsecured. At the Company’s option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a floating rate based upon LIBOR. If the facility had been fully drawn at December 31, 2006, the spread over LIBOR would be 62.5 basis points given Southwest’s credit rating at that date. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pretax income to fixed obligations, as defined. As of December 31, 2006, the Company is in compliance with this covenant, and there are no outstanding amounts borrowed under this facility.

7.	Long-Term Debt

	2006	2005
	(In millions)

Zero coupon Notes due 2006	$—	$58
Pass Through Certificates	—	523
7 7/8% Notes due 2007	100	100
French Credit Agreements due 2012	37	41
6 1/2% Notes due 2012	369	370
5 1/4% Notes due 2014	336	340
5 3/4% Notes due 2016	300	—
5 1/8% Notes due 2017	300	300
French Credit Agreements due 2017	100	106
7 3/8% Debentures due 2027	100	100
Capital leases (Note 8)	63	74

	1,705	2,012
Less current maturities	122	601
Less debt discount and issue costs	16	17

	$1,567	$1,394

During December 2006, the Company issued $300 million senior unsecured Notes due 2016. The notes bear interest at 5.75 percent, payable semi-annually in arrears, with the first payment due on June 15, 2007. Southwest used the net proceeds from the issuance of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

notes, approximately $297 million, for general corporate purposes.

During 2006, the Company redeemed the balance of its $529 million face value Pass Through Certificates; $65 million for the Class A-1 certificates was redeemed in May 2006 and $464 million for the Class A-2 and Class B certificates was redeemed in November 2006. The Company’s interest rate swap agreement associated with the Class A-2 certificates, which was reflected as a reduction in the value of that debt in the amount of $6 million at December 31, 2005, expired concurrent with the redemption of those certificates in November 2006.

During 2006, the Company redeemed two separate $29 million non-interest bearing notes on their maturity dates of February 24, 2006 and April 28, 2006, respectively.

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

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $164 million at December 31, 2006.

As of December 31, 2006, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, and interest on capital leases) for the five-year period ending December 31, 2011, were $123 million in 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

$25 million in 2008, $27 million in 2009, $28 million in 2010, $25 million in 2011, and $1.5 billion thereafter.

8.	Leases

The Company had nine aircraft classified as capital leases at December 31, 2006. The amounts applicable to these aircraft included in property and equipment were:

	2006	2005
	(In millions)

Flight equipment	$168	$164
Less accumulated depreciation	123	113

	$45	$51

Total rental expense for operating leases, both aircraft and other, charged to operations in 2006, 2005, and 2004 was $433 million, $409 million, and $403 million, respectively. The majority of the Company’s terminal operations space, as well as 84 aircraft, were under operating leases at December 31, 2006. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2006, were:

	Capital Leases	Operating Leases
	(In millions)

2007	$16	$360
2008	16	318
2009	16	280
2010	15	250
2011	12	203
After 2011	—	1,000

Total minimum lease payments	75	$2,411

Less amount representing interest	12

Present value of minimum lease payments	63
Less current portion	12

Long-term portion	$51

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9.	Consolidation of Reservations Centers

In November 2003, the Company announced the consolidation of its nine Reservations Centers into six, effective February 28, 2004. This decision was made in response to the established shift by Customers to the internet as a preferred way of booking travel. The Company’s website, www.southwest.com, now accounts for over 70 percent of ticket bookings and, as a consequence, demand for phone contact has dramatically decreased. During first quarter 2004, the Company closed its Reservations Centers located in Dallas, Texas, Salt Lake City, Utah, and Little Rock, Arkansas. The Company provided the 1,900 affected Employees at these locations the opportunity to relocate to another of the Company’s remaining six centers. Those Employees choosing not to relocate, approximately 55 percent of the total affected, were offered support packages, which included severance pay, flight benefits, medical coverage, and job-search assistance, depending on length of service with the Company. The total cost associated with the Reservations Center consolidation, recognized in first quarter 2004, was approximately $18 million. Employee severance and benefit costs were reflected in “Salaries, wages, and benefits,” and the majority of other costs in “Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

operating expenses” in the Consolidated Statement of Income. The total remaining amount accrued (not yet paid) was immaterial at December 31, 2006.

10.	Derivative and Financial Instruments

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed during 2006, 2005, and 2004 represented approximately 26.2 percent, 19.6 percent, and 16.3 percent of Southwest’s operating expenses, respectively. The reason that fuel and oil has become an increasingly large portion of the Company’s operating expenses has been due to the dramatic increase in all energy prices over this period. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel. However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during 2006, the Company also has significant future positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to protect against nearly 95 percent of its 2007 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $50 per barrel, and has also added refinery margins on most of those positions. Based on current growth plans, the Company also has fuel derivative contracts in place for 65 percent of its expected fuel consumption for 2008 at approximately $49 per barrel, over 50 percent for 2009 at approximately $51 per barrel, over 25 percent for 2010 at $63 per barrel, approximately 15 percent in 2011 at $64 per barrel, and 15 percent in 2012 at $63 per barrel.

Upon proper qualification, the Company endeavors to account for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. See Note 11 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other gains and losses in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other gains and losses in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result, and has resulted, in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded during 2005 and 2006 has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. However, even though these derivatives may not qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to represent good “economic hedges” in its goal to minimize jet fuel costs. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses for changes in value of the derivatives recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

Primarily due to the significant decrease in fair values of the Company’s fuel derivatives and the loss of hedge accounting for specific hedges, during 2006, the Company recognized approximately $101 million of net losses in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this net total, approximately $42 million was unrealized, mark-to-market losses for changes in fair value of derivatives as a result of the discontinuation of hedge accounting for certain contracts that will settle in future periods; $20 million was ineffectiveness and mark-to-market losses related to contracts that settled during 2006; and $39 million was losses related to unrealized ineffectiveness for changes in value of hedges designated for future periods. During 2005, the Company recognized approximately $110 million of additional gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this amount, approximately $77 million was gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, approximately $9 million was gains from ineffectiveness associated with hedges designated for future periods, and $24 million was ineffectiveness and mark-to-market gains related to hedges that settled during 2005. During 2004, the Company recognized approximately $13 million of additional expense in “Other (gains) losses, net,” related to the ineffectiveness of its hedges. During 2006, 2005, and 2004, the Company recognized approximately $52 million, $35 million, and $24 million of net expense, respectively, related to amounts excluded from the Company’s measurements of hedge effectiveness, in Other (gains) losses, net.

During 2006, 2005, and 2004, the Company recognized pretax gains in Fuel and oil expense of $634 million, $892 million, and $455 million, respectively, from hedging activities. At December 31, 2006 and 2005, approximately $42 million and $83 million due from third parties from settled derivative contracts is included in Accounts and other receivables in the accompanying Consolidated Balance Sheet. The fair value of the Company’s financial derivative instruments at December 31, 2006, was a net asset of approximately $999 million. The current portion of these financial derivative instruments, $369 million, is classified as Fuel derivative contracts and the long-term portion, $630 million, is classified as Other assets in the Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of December 31, 2006, the Company had approximately $584 million in unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $243 million in net unrealized gains that are expected to be realized in earnings during 2007.

Interest Rate Swaps

The Company is party to an interest rate swap agreement relating to its $385 million 6.5% senior unsecured notes due 2012, in which the floating rate is set in arrears. Under the agreement, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5% every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2006 is estimated to be 7.63 percent based on actual and forward rates at December 31, 2006.

The Company is also a party to an interest rate swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014, in which the floating rate is set in advance. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25% every six months on a notional amount of $350 million until 2014. The average floating rate paid under this agreement during 2006 was 5.69 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2006, was a liability of approximately $30 million and is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 7.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2006, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2006, the Company held $540 million in fuel hedge related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance and cash flows as of and for a particular operating period, are included in “Accrued liabilities” on the Consolidated Balance Sheet and are included as “Operating cash flows” in the Consolidated Statement of Cash Flows.

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel contracts at December 31, 2006 were as follows:

	Carrying	Estimated Fair
	Value	Value
	(In millions)

7 7/8% Notes due 2007	$100	$102
French Credit Agreements due 2012	37	37
6 1/2% Notes due 2012	369	385
5 1/4% Notes due 2014	336	325
5 3/4% Notes due 2016	300	293
5 1/8% Notes due 2017	300	279
French Credit Agreements due 2017	100	100
7 3/8% Debentures due 2027	100	110
Fuel contracts	999	999

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

11.	Comprehensive Income

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $189 million, $959 million, and $510 million for 2006, 2005, and 2004, respectively. The differences between “Net income” and “Comprehensive income” for these years are as follows:

	2006	2005	2004
	(In millions)

Net income	$499	$484	$215
Unrealized gain (loss) on derivative instruments, net of deferred taxes of ($201), $300 and $185	(306)	474	293
Other, net of deferred taxes of ($2), $1 and $1	(4)	1	2

Total other comprehensive income (loss)	(310)	475	295

Comprehensive income	$189	$959	$510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2006, 2005, and 2004, is shown below:

	Fuel		Accumulated other
	Hedge		Comprehensive
	Derivatives	Other	Income (Loss)
	(In millions)

Balance at December 31, 2004	$416	$1	$417
2005 changes in fair value	999	1	1,000
Reclassification to earnings	(525)	—	(525)

Balance at December 31, 2005	890	2	892
2006 changes in fair value	52	(4)	48
Reclassification to earnings	(358)	—	(358)

Balance at December 31, 2006	$584	$(2)	$582

12.	Common Stock

The Company has one class of common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2006, the Company had 208 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 39 million shares have not been granted.)

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

In 2006, the Company’s Board of Directors authorized three separate programs for the repurchase of up to a total of $1.0 billion of the Company’s Common Stock — $300 million authorized in January 2006, $300 million authorized in May 2006, and $400 million authorized in November 2006. Repurchases have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. Through December 31, 2006, these programs resulted in the 2006 repurchase of a total of 49 million shares for $800 million.

13.	Stock Plans

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

Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods were retrospectively adjusted in first quarter 2006 utilizing the pro forma disclosures in those prior financial statements, except as noted. The Consolidated Statement of Income for the years ended December 31, 2006, 2005, and 2004 reflects share-based compensation cost of $80 million, $80 million, and $135 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the years ended December 31, 2006, 2005, and 2004, was $27 million, $25 million, and $46 million, respectively. The Company’s earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

before income taxes (net of profitsharing), and net earnings for the year ended December 31, 2006, were reduced by $68 million and $41 million, respectively, compared to the previous accounting method under APB 25. Net income per share, basic and diluted were reduced by $.05 and $.05 for the year ended December 31, 2006, compared to the previous accounting method under APB 25. As a result of the SFAS 123R retroactive application, for the year ended December 31, 2005, net income was reduced by $55 million, net income per share, basic was reduced by $.08, and net income per share, diluted was reduced by $.06. For the year ended December 31, 2004, net income was reduced by $89 million, net income per share, basic was reduced by $.12, and net income per share, diluted was reduced by $.10.

Prior to the adoption of SFAS 123R, the Company was required to record benefits associated with the tax deductions in excess of recognized compensation cost as an operating cash flow. However, SFAS 123R requires that such benefits be recorded as a financing cash inflow and corresponding operating cash outflow. In the accompanying Consolidated Statement of Cash Flows for years ended December 31, 2005, and 2004, the respective $47 million, and $23 million tax benefits classified as financing cash flows (and corresponding operating cash outflows) have been conformed to the current year presentation.

Stock Plans

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5.5 million shares of the Company’s Common Stock as of December 31, 2006. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans,” options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, Southwest recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior year:

	2006	2005	2004

Wtd-average risk-free interest rate	4.6%	4.1%	3.1%
Expected life of option (years)	5.0	4.7	4.0
Expected stock volatility	26.0%	26.2%	34.0%
Expected dividend yield	0.07%	0.09%	0.11%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For both 2006 and 2005 stock option grants, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Company utilized expected volatility based on the expected life of the option, but within a range of 25% to 27%. Prior to 2005, the Company relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date, ranged from 4.26% to 5.24% for the year ended December 31, 2006, from 3.37% to 4.47% for 2005, and from 2.16% to 4.62% for 2004.

The fair value of options granted under the fixed option plans during the year ended December 31, 2006, ranged from $2.48 to $6.99, with a weighted-average fair value of $5.47. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $4.49. The fair value of options granted under the fixed option plans during 2004 ranged from $3.45 to $7.83, with a weighted-average fair value of $4.49.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	Collective Bargaining Plans
			Wtd. Average
		Wtd. Average	Remaining	Aggregate Intrinsic
	Options (000)	Exercise Price	Contractual Term	Value (Millions)

Outstanding December 31, 2003	120,058	$10.47
Granted	14,131	14.41
Exercised	(7,222)	6.59
Surrendered	(6,264)	13.62

Outstanding December 31, 2004	120,703	$10.98
Granted	1,697	14.91
Exercised	(14,739)	6.13
Surrendered	(2,417)	13.89

Outstanding December 31, 2005	105,244	$11.65
Granted	1,025	16.64
Exercised	(24,632)	7.91
Surrendered	(1,427)	14.25

Outstanding December 31, 2006	80,210	$12.83	4.1	$224

Vested or expected to vest at December 31, 2006	78,270	$12.79	4.1	$222
Exercisable at December 31, 2006	70,688	$12.55	3.9	$215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Other Employee Plans
			Wtd. Average
		Wtd. Average	Remaining	Aggregate Intrinsic
	Options (000)	Exercise Price	Contractual Term	Value (Millions)

Outstanding December 31, 2003	34,552	$12.21
Granted	4,255	15.05
Exercised	(3,133)	6.79
Surrendered	(1,453)	14.54

Outstanding December 31, 2004	34,221	$12.94
Granted	6,662	15.60
Exercised	(3,800)	7.09
Surrendered	(1,263)	15.60

Outstanding December 31, 2005	35,820	$13.96
Granted	2,831	17.52
Exercised	(5,015)	9.57
Surrendered	(1,442)	15.93

Outstanding December 31, 2006	32,194	$14.87	5.5	$46

Vested or expected to vest at December 31, 2006	31,356	$14.85	5.5	$45
Exercisable at December 31, 2006	20,094	$14.65	4.9	$32

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $262 million, $179 million, and $106 million, respectively. The total fair value of shares vesting during the years ended December 31, 2006, 2005, and 2004, was $112 million, $96 million, and $114 million, respectively. As of December 31, 2006, there was $74 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The total recognition period for the remaining unrecognized compensation cost is approximately ten years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 7.8 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2006, 2005, and 2004, participants under the plan purchased 1.2 million shares, 1.5 million shares, and 1.5 million shares at average prices of $14.86, $13.19, and $13.47, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2006, 2005, and 2004, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.65, $1.47, and $1.50, respectively.

Non-Employee Director Grants and Incentive Plan

During the term of the 1996 Non-Qualified Stock Option Plan (1996 Plan), upon initial election to the Board, non-Employee Directors received a one-time option grant to purchase 10,000 shares of Southwest Common Stock at the fair market value of such stock on the date of the grant. The Company’s 1996 Plan, which is administered by the Compensation Committee of the Board of Directors, has expired and no additional options may be granted from the plan. Outstanding stock options to the Board under the 1996 Plan become exercisable over a period of five years from the grant date and have a term of 10 years. In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

purpose, the plan compensates each non-Employee Director based on the performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company will grant 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined, and since the awards are not stock options, they are not reflected in the above tables. The fair value of the awards as of December 31, 2006, which is not material to the Company, is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Taxes

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option in exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

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

Company contributions to all retirement plans expensed in 2006, 2005, and 2004 were $301 million, $264 million, and $200 million, respectively.

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

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2006 and 2005:

	2006	2005
	(In millions)

APBO at beginning of period	$94	$80
Service cost	15	12
Interest cost	5	4
Benefits paid	(5)	(2)
Actuarial (gain) loss	2	—
Plan amendments	—	—

APBO at end of period	$111	$94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2006, would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Increase (decrease) in total service and interest cost	$2	$(2)
Increase (decrease) in the APBO	$8	$(8)

The Company’s plans are unfunded, and benefits are paid as they become due. For 2006, both benefits paid and Company contributions to the plans were each $5 million. For 2005, both benefits paid and Company contributions to the plans were each $2 million. Estimated future benefit payments expected to be paid for each of the next five years are $6 million in 2007, $8 million in 2008, $10 million in 2009, $12 million in 2010, $15 million in 2011, and $106 million for the next five years thereafter.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net adjustment to accumulated other comprehensive income at adoption of $11 million ($7 million net of tax) represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet at December 31, 2006, are presented in the following table.

The following table shows the calculation of the accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2006 and 2005:

	2006	2005
	(In millions)

Funded status	$(111)	$(94)
Unrecognized net actuarial loss	7	4
Unrecognized prior service cost	4	6
Accumulated other comprehensive income	(11)	—

Cost recognized on Consolidated Balance Sheet	$(111)	$(84)

The Company’s periodic postretirement benefit cost for the years ended December 31, 2006, 2005, and 2004, included the following:

	2006	2005	2004
	(In millions)

Service cost	$15	$12	$10
Interest cost	5	4	5
Amortization of prior service cost	2	2	2
Recognized actuarial loss	(1)	—	1

Net periodic postretirement benefit cost	$21	$18	$18

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2006	2005	2004

Wtd-average discount rate	5.25%	5.25%	6.25%
Assumed healthcare cost trend rate(1)	8.50%	9.00%	10.00%

(1)	The assumed healthcare cost trend rate is assumed to remain at 8.50% for 2007, then decline gradually to 5% by 2014 and remain level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005
	(In millions)

DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,405	$2,251
Fuel hedges	363	563
Other	1	4

Total deferred tax liabilities	2,769	2,818
DEFERRED TAX ASSETS:
Deferred gains from sale and leaseback of aircraft	70	76
Capital and operating leases	65	70
Accrued employee benefits	160	132
Stock-based compensation	122	128
State taxes	55	57
Net operating loss carry forward	22	164
Other	93	21

Total deferred tax assets	587	648

Net deferred tax liability	$2,182	$2,170

The provision for income taxes is composed of the following:

	2006	2005	2004
	(In millions)

CURRENT:
Federal	$64	$43	$(20)
State	15	7	—

Total current	79	50	(20)
DEFERRED:
Federal	220	231	140
State	(8)	14	4

Total deferred	212	245	144

	$291	$295	$124

For the year 2004, Southwest Airlines Co. had a tax net operating loss of $616 million for federal income tax purposes. The Company carried a portion of this net operating loss back to prior periods, resulting in a $35 million refund of federal taxes previously paid. This refund was received during 2005. The Company applied a portion of this 2004 net operating loss to the 2005 and 2006 tax years, resulting in the payment of no regular federal income taxes for these years. The remaining portion of the Company’s federal net operating loss that can be carried forward to future years is estimated at $59 million, and expires in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

	2006	2005	2004
	(In millions)

Tax at statutory U.S. tax rates	$276	$274	$123
Nondeductible items	10	8	7
State income taxes, net of federal benefit	4	14	3
Other, net	1	(1)	(9)

Total income tax provision	$291	$295	$124

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

16.	Net Income Per Share

The following table sets forth the computation of net income per share, basic and diluted:

	2006	2005	2004
	(In millions, except per share amounts)

Net income	$499	$484	$215
Weighted-average shares outstanding, basic	795	789	783
Dilutive effect of Employee stock options	29	17	21

Adjusted weighted-average shares outstanding, diluted	824	806	804

Net income per share, basic	$.63	$.61	$.27

Net income per share, diluted	$.61	$.60	$.27

The Company has excluded 20 million, 12 million, and 31 million shares from its calculations of net income per share, diluted, in 2006, 2005, and 2004, respectively, as they represent antidilutive stock options for the respective periods presented.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for scheduled airframe inspection and repairs on a retrospective basis, changed its method of accounting for share-based compensation using the modified-retrospective method, and changed its method of accounting for postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2007 expressed an unqualified opinion thereon.

Dallas, TX
January 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Southwest Airlines Co. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006 of Southwest Airlines Co. and our report dated January 30, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, TX
January 30, 2007

QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions except per share amounts)

2006
Operating revenues	$2,019	$2,449	$2,342	$2,276
Operating income	98	402	261	174
Income before income taxes	96	515	78	101
Net income	61	333	48	57
Net income per share, basic	.08	.42	.06	.07
Net income per share, diluted	.07	.40	.06	.07

	March 31	June 30	Sept. 30	Dec. 31

2005
Operating revenues	$1,663	$1,944	$1,989	$1,987
Operating income	81	256	248	140
Income before income taxes	89	235	343	113
Net income	59	144	210	70
Net income per share, basic	.08	.18	.27	.09
Net income per share, diluted	.07	.18	.26	.09

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Management’s Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference. Information regarding executive officers is included under “Executive Officers of the Registrant” in Part I following Item 4 of this Report and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is included under “Corporate Governance” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference.

In the wake of well-publicized corporate scandals, the Securities and Exchange Commission and the New York Stock Exchange have issued multiple new regulations, requiring the implementation of policies and procedures in the corporate governance area. In complying with new regulations requiring the institution of policies and procedures, it has been the goal of Southwest’s Board of Directors and senior leadership to do so in a way which does not inhibit or constrain Southwest’s unique culture, and which does not unduly impose a bureaucracy of forms and checklists. Accordingly, formal, written policies and procedures have been adopted in the simplest possible way, consistent with legal requirements, including a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation, Nominating and Corporate Governance Committees and its Code of Ethics covering all Employees are available on the Company’s website, www.southwest.com, and a copy will be mailed upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website, at www.southwest.com, under the “About Southwest” caption, promptly following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is included under “Compensation of Executive Officers” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference. Information contained in the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Compensation Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under “Voting Securities and Principal Shareholders” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under “Certain Relationships and Related Transactions, and Director Independence” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is included under “Relationship with Independent Auditors” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference.

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

3. Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).
4.6	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).

10.7	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 8 to Southwest Airlines Co. Profit Sharing Plan.
10.8	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. 401(k) Plan.
10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.15	Severance Contract between Jim Wimberly and Southwest Airlines Co., dated as of April 20, 2006 (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)).
10.16	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).
10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Southwest’s Current Report on Form 8-K dated November 16, 2006 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

January 31, 2007

By	/s/ Laura Wright
Laura Wright
Senior Vice President — Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 31, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Herbert D. Kelleher Herbert D. Kelleher	Chairman of the Board of Directors

/s/ Gary C. Kelly Gary C. Kelly	Chief Executive Officer and Director

/s/ Colleen C. Barrett Colleen C. Barrett	President and Director

/s/ Laura Wright Laura Wright	Sr. Vice President — Finance and Chief Financial Officer (Chief Financial and Accounting Officer)

/s/ David W. Biegler David W. Biegler	Director

/s/ Louis Caldera Louis Caldera	Director

/s/ C. Webb Crockett C. Webb Crockett	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ William P. Hobby William P. Hobby	Director

Signature	Capacity

/s/ Travis C. Johnson Travis C. Johnson	Director

/s/ Nancy Loeffler Nancy Loeffler	Director

/s/ John T. Montford John T. Montford	Director

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).
4.6	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
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

Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).
10.7	Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 8 to Southwest Airlines Co. Profit Sharing Plan.

10.8	Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. 401(k) Plan.
10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	Employment Contract dated as of July 15, 2004, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2004 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2004, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2004, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)).
10.15	Severance Contract between Jim Wimberly and Southwest Airlines Co., dated as of April 20, 2006 (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)).
10.16	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-7259)).
10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259))); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Southwest’s Current Report on Form 8-K dated November 16, 2006 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.