Form 10-K/A
period 2006-12-31
SOUTHWEST AIRLINES CO
filed 2007-02-28
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Southwest Airlines Co. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, solely to eliminate the word “not” in the second sentence of Item 11 of the Form 10-K.  No other changes are being made to the original Form 10-K filing other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers.

1

Item 11.	Executive Compensation

The information required by this Item is included under “Compensation of Executive Officers” in the definitive Proxy Statement for Southwest’s Annual Meeting of Shareholders to be held May 16, 2007, and is incorporated herein by reference. Information contained in the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Compensation Committee Report” is incorporated herein by reference.

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

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
2

10.7
Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 8 to Southwest Airlines Co. Profit Sharing Plan (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

10.8
Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. 401(k) Plan (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

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
23
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST AIRLINES CO.
February 27, 2007
By: /s/ LAURA WRIGHT
Laura Wright
Senior Vice President — Finance, Chief Financial Officer

4

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

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

10.7
Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-729)); Amendment No. 1 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 8 to Southwest Airlines Co. Profit Sharing Plan (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

10.8
Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-7259)); Amendment No. 1 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 2 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.10 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 3 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Amendment No. 4 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Amendment No. 5 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Amendment No. 6 to Southwest Airlines Co. 401(k) Plan (incorporated by reference to Exhibit 10.9 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-7259)); Amendment No. 7 to Southwest Airlines Co. 401(k) Plan (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

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
23
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed on February 1, 2007, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 31.1
CERTIFICATION

     I, Gary C. Kelly, Chief Executive Officer and Vice Chairman of the Board of Directors of Southwest Airlines Co., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Southwest Airlines Co.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2007	By:	/s/ GARY C. KELLY
Gary C. Kelly
Chief Executive Officer and Vice Chairman of the Board of Directors

Exhibit 31.2
CERTIFICATION

     I, Laura H. Wright, Chief Financial Officer of Southwest Airlines Co., certify that:

     1. I have reviewed this annual report on Form 10-K/A of Southwest Airlines Co.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2007	By:	/s/ LAURA WRIGHT
Laura H. Wright
Chief Financial Officer

Exhibit 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report on Form 10-K/A of Southwest Airlines Co. (the “Company”) for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Gary C. Kelly, Chief Executive Officer and Vice Chairman of the Board of Directors of the Company, and Laura H. Wright, Chief Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2007	By	/s/ GARY C. KELLY

Gary C. Kelly
Chief Executive Officer and
Vice Chairman of the Board of Directors

	By	/s/ LAURA WRIGHT

Laura H. Wright
Chief Financial Officer