Form 10-Q
period 2007-03-31
SOUTHWEST AIRLINES CO
filed 2007-04-23
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or
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

Number of shares of Common Stock outstanding as of the close of business on April 18, 2007:
780,832,895

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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,618	$1,390
Short-term investments	315	369
Accounts and other receivables	278	241
Inventories of parts and supplies, at cost	174	181
Fuel derivative contracts	558	369
Prepaid expenses and other current assets	56	51
Total current assets	2,999	2,601

Property and equipment, at cost:
Flight equipment	12,041	11,769
Ground property and equipment	1,384	1,356
Deposits on flight equipment purchase contracts	757	734
	14,182	13,859
Less allowance for depreciation and amortization	3,897	3,765
	10,285	10,094
Other assets	954	765
	$14,238	$13,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$643	$643
Accrued liabilities	1,748	1,323
Air traffic liability	1,010	799
Current maturities of long-term debt	123	122
Total current liabilities	3,524	2,887

Long-term debt less current maturities	1,556	1,567
Deferred income taxes	2,183	2,104
Deferred gains from sale and leaseback of aircraft	117	120
Other deferred liabilities	304	333
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,155	1,142
Retained earnings	4,264	4,307
Accumulated other comprehensive income	716	582
Treasury stock, at cost	(389)	(390)
Total stockholders' equity	6,554	6,449
	$14,238	$13,460

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006

OPERATING REVENUES:
Passenger	$2,112	$1,938
Freight	30	35
Other	56	46
Total operating revenues	2,198	2,019
OPERATING EXPENSES:
Salaries, wages, and benefits	767	716
Fuel and oil	564	501
Maintenance materials and repairs	136	104
Aircraft rentals	39	40
Landing fees and other rentals	136	120
Depreciation and amortization	135	124
Other operating expenses	337	316
Total operating expenses	2,114	1,921
OPERATING INCOME	84	98
OTHER EXPENSES (INCOME):
Interest expense	29	34
Capitalized interest	(13)	(12)
Interest income	(13)	(18)
Other (gains) losses, net	(68)	(2)
Total other expenses (income)	(65)	2

INCOME BEFORE INCOME TAXES	149	96
PROVISION FOR INCOME TAXES	56	35

NET INCOME	$93	$61

NET INCOME PER SHARE, BASIC	$.12	$.08

NET INCOME PER SHARE, DILUTED	$.12	$.07

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	786	803
Diluted	800	836

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)
	Three months ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93	$61
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	135	124
Deferred income taxes	42	35
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(4)
Share-based compensation expense	13	22
Excess tax benefits from share-based compensation arrangements	(29)	(28)
Changes in certain assets and liabilities:
Accounts and other receivables	(37)	(13)
Other current assets	(56)	14
Accounts payable and accrued liabilities	383	317
Air traffic liability	210	280
Other	(133)	(57)
Net cash provided by (used in) operating activities	617	751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(325)	(262)
Purchases of short-term investments	(914)	(850)
Proceeds from sales of short-term investments	968	782
Proceeds from ATA Airlines, Inc. debtor in possession loan	-	20
Other	-	1
Net cash used in investing activities	(271)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	78	107
Payments of long-term debt and capital lease obligations	(9)	(37)
Payments of cash dividends	(7)	(7)
Repurchase of common stock	(209)	(214)
Excess tax benefits from share-based compensation arrangements	29	28
Other	-	1
Net cash provided by (used in) financing activities	(118)	(122)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	228	320
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,390	2,280
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,618	$2,600

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$19	$20
Income taxes	$1	$-

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Financial results for the Company, and airlines in general, are seasonal in nature. Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters. However, as a result of the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods. See Note 5 for further information. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2006, “Purchases of short-term investments” and “Proceeds from sales of short-term investments” are shown as gross amounts instead of being netted into a single line item within investing activities.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Stock Option Plans

The Company has stock option plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms. All of the options included in the Company’s definition of other Employee Plans have been approved by Shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5.4 million shares of the Company’s Common Stock as of March 31, 2007. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For other Employee Plans, as defined, options vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. During the three months ended March 31, 2007 and 2006, there were .2 million and .2 million stock options granted under the Company’s plans related to collective bargaining agreements, respectively. The fair value of options granted under these plans during the three months ended March 31, 2007, ranged from $3.26 to $6.33, with a weighted-average fair value of $3.82. The fair value of options granted under these plans during the three months ended March 31, 2006, ranged from $4.26 to $6.99, with a weighted-average fair value of $4.96. There were no stock options granted from other Employee Plans during the three months ended March 31, 2007. During the three months ended March 31, 2006, there were 2.8 million stock options granted from the Company’s other Employee Plans. The fair value of options granted under these plans during the three months ended March 31, 2006, ranged from $4.63 to $6.73, with a weighted-average fair value of $5.81.

The unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2007 and 2006 reflects share-based compensation cost of $13 million and $22 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the three months ended March 31, 2007 and 2006, was $4 million and $6 million, respectively. The Company currently estimates that share-based compensation expense will be approximately $40 million for the full year 2007, before income taxes and profitsharing.

As of March 31, 2007, there was $62 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years. The total recognition period for the remaining unrecognized compensation cost is approximately nine years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 7.5 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the three months ended March 31, 2007 and 2006, participants under the plan purchased .3 million shares and .3 million shares at average prices of $13.67 and $14.86, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the three months ended March 31, 2007 and 2006, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.52 and $1.65, respectively.

Non-Employee Director grants and Incentive Plan

During the term of the Company’s 1996 Non-Qualified Stock Option Plan (1996 Plan), upon initial election to the Board, non-Employee Directors received a one-time option grant to purchase 10,000 shares of Southwest Common Stock at the fair market value of such stock on the date of the grant. The 1996 Plan, which is administered by the Compensation Committee of the Board of Directors, has expired and no additional options may be granted from the plan. Outstanding stock options to the Board under the 1996 Plan become exercisable over a period of five years from the grant date and have a term of 10 years.

In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this purpose, the plan compensates each non-Employee Director based on the performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company has granted 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. These annual grants are set to increase to 1,000 shares effective with the May 2007 Annual Meeting. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined.  The fair value of the awards as of March 31, 2007, which is not material to the Company, is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

Taxes

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.

3. DIVIDENDS

During the three month period ended March 31, 2007, dividends of $.0045 per share were declared on the 787 million shares of Common Stock then outstanding. During the three month period ended March 31, 2006, dividends of $.0045 per share were declared on the 803 million shares of Common Stock then outstanding.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2007	2006

NUMERATOR:
Net income available to
common shareholders	$93	$61

DENOMINATOR:
Weighted-average shares
outstanding, basic	786	803
Dilutive effect of Employee stock
options	14	33
Adjusted weighted-average shares
outstanding, diluted	800	836

NET INCOME PER SHARE:
Basic	$.12	$.08
Diluted	$.12	$.07

5. FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed for the three months ended March 31, 2007 and 2006 represented approximately 26.7 percent and 26.1 percent of Southwest’s operating expenses, respectively. In both years, jet fuel costs were the second largest expense incurred by the Company, following only salaries, wages, and benefits. For some airlines, jet fuel costs have become the largest single expense incurred on the income statement. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during the first three months of 2007, the Company also has significant future positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to provide protection for over 90 percent of its remaining 2007 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $50 per barrel, and has also added refinery margins on most of those positions. Based on current growth plans, the Company is also approximately 65 percent protected for 2008 at approximately $49 per barrel, over 50 percent protected for 2009 at approximately $51 per barrel, over 25 percent protected for 2010 at approximately $63 per barrel, and has modest positions in 2011 and 2012.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed. See Note 6 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other gains and losses in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period are recorded to Other gains and losses in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate. This may result, and has resulted, in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded during 2005 through first quarter 2007 has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. However, even though these derivatives may not meet the strict requirements to qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to represent good “economic hedges” in its goal to minimize jet fuel costs. As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses for changes in value of the derivatives recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

During the three months ended March 31, 2007, the Company recognized approximately $83 million of net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives, coupled with the overall increase in fair value of the Company’s fuel derivative instruments. Of this net total, approximately $85 million was unrealized, mark-to-market gains in the fair value of certain derivatives that will settle in future periods that no longer qualified for special hedge accounting, and $4 million was ineffectiveness and mark-to-market gains related to contracts that settled during first quarter 2007. These were partially offset by $6 million in losses related to unrealized ineffectiveness from hedges designated for future periods. During the three months ended March 31, 2006, the Company recognized approximately $13 million of additional net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. This total amount consisted of approximately $40 million in gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, partially offset by $10 million in ineffectiveness expense and mark-to-market losses associated with contracts that settled during first quarter 2006, and $17 million in losses related to unrealized ineffectiveness from hedges designated for future periods. During the three months ended March 31, 2007 and 2006, the Company recognized approximately $14 million and $11 million of net expense, respectively, related to amounts excluded from the Company's measurements of hedge effectiveness, in Other (gains) losses, net. These amounts represent the premium costs of option and collar contracts expiring during those respective periods.

During the three months ended March 31, 2007 and 2006, the Company recognized gains in Fuel and oil expense of $79 million and $116 million, respectively, from hedging activities. At March 31, 2007, approximately $35 million due from third parties from settled derivative contracts is included in Accounts and other receivables in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair value of the Company's financial derivative instruments at March 31, 2007, was a net asset of approximately $1.4 billion. The current portion of these financial derivative instruments, $558 million, is classified as Fuel hedge contracts and the long-term portion, $819 million, is classified as Other assets in the unaudited Condensed Consolidated Balance Sheet. The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.

As of March 31, 2007, the Company had approximately $719 million in unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges. Included in this total are approximately $319 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2007.

Interest Rate Swaps

Prior to 2007, the Company had entered into interest rate swap agreements relating to its $350 million 5.25% senior unsecured notes due 2014 and its $385 million 6.5% senior unsecured notes due 2012. During first quarter 2007, the Company executed interest rate swap agreements relating to its $300 million 5.125% senior unsecured notes due 2017 and its $100 million 7.375% senior unsecured notes due 2027. Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives the fixed stated rate of the notes every six months until the date the notes become due.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at March 31, 2007, was a liability of approximately $30 million. This entire amount is recorded in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6. COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. Comprehensive income totaled $227 million for the three months ended March 31, 2007 and $178 million for the three months ended March 31, 2006. The differences between net income and comprehensive income for each of these periods were as follows (in millions):

	Three months ended March 31,
	2007	2006

Net income	$93	$61
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $84 and $72	135	116
Other, net of deferred taxes of $0 and $1	(1)	1
Total other comprehensive income	134	117
Comprehensive income	$227	$178

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in millions):

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)
Balance at December 31, 2006	$584	$(2)	$582
2007 changes in value	174	(1)	173
Reclassification to earnings	(39)	-	(39
Balance at March 31, 2007	$719	$(3)	$716

7. OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

	March 31,	December 31,
	2007	2006

Noncurrent fuel derivatives contracts, at fair value	$819	$630
Other	135	135
Other assets	$954	$765

	March 31,	December 31,
	2007	2006

Retirement Plans	$174	$165
Aircraft Rentals	109	128
Vacation Pay	156	151
Advances and deposits	885	546
Deferred income taxes	125	78
Other	299	255
Accrued liabilities	$1,748	$1,323

8. POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended March 31,
(In millions)	2007	2006

Service cost	$4	$4
Interest cost	1	1
Amortization of prior service cost	-	-
Recognized actuarial loss	-	-
Net periodic postretirement benefit cost	$5	$5

9. CONTINGENCIES

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. Southwest adopted EITF 06-3 on January 1, 2007. The Company collects various excise taxes on ticket sales, which are accounted for on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The audits of the tax years 2003 and 2004 have been completed, but are still pending review by the Joint Committee on Taxation. The periods subject to examination for the Company’s state returns in California and Texas are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. For first quarter 2007, the Company recorded approximately $1 million in interest income related to the settlement of audits for certain prior periods.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,

	2007	2006	Change

Revenue passengers carried	19,960,933	19,199,488	4.0%
Enplaned passengers	22,903,073	22,015,484	4.0%
Revenue passenger miles (RPMs) (000s)	16,109,071	15,280,497	5.4%
Available seat miles (ASMs) (000s)	23,678,376	22,079,458	7.2%
Load factor	68.0%	69.2%	(1.2)	pts
Average length of passenger haul (miles)	807	796	1.4%
Average aircraft stage length (miles)	627	617	1.6%
Trips flown	276,900	262,449	5.5%
Average passenger fare	$105.79	$100.94	4.8%
Passenger revenue yield per RPM (cents)	13.11	12.68	3.4%
Operating revenue yield per ASM (cents)	9.28	9.15	1.4%
Operating expenses per ASM (cents)	8.93	8.70	2.6%
Operating expenses per ASM, excluding fuel (cents)	6.54	6.43	1.7%
Fuel costs per gallon, excluding fuel tax	$1.59	$1.51	5.3%
Fuel consumed, in gallons (millions)	354	329	7.6%
Fulltime equivalent Employees at period-end	32,961	31,396	5.0%
Size of fleet at period-end	489	451	8.4%

Material Changes in Results of Operations

Summary

First quarter 2007 represented the Company’s 64th consecutive quarterly profit. Net income was $93 million ($.12 per share, diluted), 52.5 percent higher than first quarter 2006, primarily due to an increase in ineffectiveness and mark-to-market adjustments related to the Company’s fuel derivative contracts. In first quarter 2007, forward prices for the commodities Southwest uses for hedging jet fuel increased, resulting in an increase in the unrealized gains related to the higher fair values of these contracts. Primarily as a result of these rising prices for fuel derivatives that will settle in future periods that were ineffective, as defined, or did not qualify for special hedge accounting, the Company recorded $83 million in gains, which are included in Other (gains) losses. In first quarter 2006, when commodity prices rose by a smaller amount, the Company recorded a total of $13 million in gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting. See Note 5 and Note 1 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and for information on the seasonal nature of the Company’s financial results. As a result of a less favorable fuel hedge position in 2007 versus 2006, our hedging program resulted in the realization of approximately $65 million in cash settlements for first quarter 2007 compared to $133 million in cash settlements for first quarter 2006. Considering the ineffectiveness associated with the hedges, these 2007 settlements resulted in a reduction to Fuel and oil expense of $79 million in first quarter 2007. However, even with this hedge position, fuel cost per gallon increased 5.3 percent versus first quarter 2006.

First quarter 2007 operating income decreased $14 million, or 14.3 percent, compared to first quarter 2006. The Company believes operating income provides a better indication of the Company’s financial performance for first quarter 2007 and first quarter 2006 than does net income. This is primarily due to the fact that the adjustments that relate to fuel derivatives expiring in future periods are included in Other (gains) losses, which is below the operating income line, in both periods. The decrease in operating income was primarily due to the fact that operating expenses grew faster than operating revenues compared to the prior year. Operating revenues increased 8.9 percent, primarily driven by a 9.0 percent increase in Passenger revenues. The increase in Passenger revenues was primarily a result of a capacity (available seat miles) increase of 7.2 percent. RPM yields (passenger revenues divided by revenue passenger miles) improved 3.4 percent as a result of modest fare increases, partially offset by a lower load factor (percentage of seats filled) versus the prior year. The Company believes the lower load factor was due to inclement weather, a slowing economy, and higher fare levels, which have all likely combined to cool the rate of growth in domestic air travel.

First quarter 2007 operating expenses grew by 10.0 percent, primarily as a result of higher fuel expense, inclusive of hedging benefits, and higher maintenance costs. The increase in maintenance materials and repairs resulted from more planned airframe inspections and repairs as well as higher costs per inspection and repair event. Despite slightly lower physical jet fuel prices, the Company also experienced a 5.3 percent increase in fuel cost per gallon, including the effects of hedging, due to a less favorable hedge position versus first quarter 2006. The Company’s fuel hedges in 2007 were at higher prices than the prior year positions. First quarter 2007 CASM (cost per available seat mile) increased 2.6 percent compared to the same prior year period. Excluding fuel, first quarter 2007 CASM increased 1.7 percent compared to first quarter 2006, primarily as a result of the higher maintenance costs.

Based on our current forecast, the Company expects second quarter 2007 capacity to grow approximately nine percent versus second quarter 2006. However, based on current bookings and April traffic trends to date, the Company expects a lower load factor compared to the Company record 78.0 percent achieved in second quarter 2006. As a consequence, the Company does not expect to match second quarter 2006’s strong unit revenue (operating revenue per ASM) performance of 10.70 cents per ASM. The Company does expect, however, to experience its normal seasonal improvement in unit revenues from first to second quarter.

Comparison of three months ended March 31, 2007, to three months ended March 31, 2006

Revenues

Consolidated operating revenues increased by $179 million, or 8.9 percent, primarily due to a $174 million, or 9.0 percent, increase in Passenger revenues. The increase in Passenger revenues was primarily attributable to the 7.2 percent increase in capacity, as the Company added 38 aircraft since the end of first quarter 2006 (and had no aircraft retirements). The Company was also able to achieve a 3.4 percent increase in RPM yield primarily from modest fare increases. However, this yield increase was partially offset by a lower load factor compared to first quarter 2006. The first quarter 2007 load factor was 68.0 percent, compared to 69.2 percent in first quarter 2006. Unit revenue increased 1.4 percent, primarily due to the higher RPM yields, partially offset by the lower load factor.

Consolidated freight revenues decreased by $5 million, or 14.3 percent, primarily as a result of the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of the end of second quarter 2006. Therefore, the Company had an $8 million shortfall in mail revenues versus first quarter 2006. This decrease was partially offset by higher freight and cargo revenues, primarily as a result of higher rates charged. The Company also expects a decline in consolidated freight revenues for second quarter 2007 compared to the level recorded in second quarter 2006, although at a lower rate than the first quarter 2007 decline. Other revenues increased by $10 million, or 21.7 percent, compared to first quarter 2006. The increase was primarily due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase Visa card. The Company expects a year-over-year Other revenue increase in second quarter 2007 at a similar rate than experienced in first quarter 2007.

Operating expenses

To a large extent, except for the potential for large swings in market prices for fuel, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for the three months ended March 31, 2007 and 2006, followed by explanations of changes on a per-ASM basis (in cents, except for percentages):

	Three months ended March 31,		Per ASM	Percent
	2007	2006	Change	Change

Salaries, wages, and benefits	3.24	3.24	-	-
Fuel and oil	2.38	2.27	.11	4.8
Maintenance materials
and repairs	.58	.47	.11	23.4
Aircraft rentals	.16	.18	(.02)	(11.1)
Landing fees and other rentals	.58	.55	.03	5.5
Depreciation	.57	.56	.01	1.8
Other operating expenses	1.42	1.43	(.01)	(0.7)
Total	8.93	8.70	.23	2.6

        Operating expenses per ASM were 8.93 cents, a 2.6 percent increase compared to 8.70 cents for first quarter 2006. Approximately half of the year-over-year CASM increase was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 5.3 percent versus the prior year, net of hedging, and half was due to higher maintenance materials and repairs expense. Excluding fuel, year-over-year CASM increased 1.7 percent to 6.54 cents, almost exclusively due to the increase in maintenance costs. Based on current unit operating cost trends, the Company expects second quarter 2007 unit costs, excluding fuel, to be comparable to second quarter 2006’s 6.68 cents per ASM.

Salaries, wages, and benefits expense per ASM was flat compared to first quarter 2006. Higher salaries expense, primarily associated with an increase in wage rates, was offset by lower profitsharing expense and lower share-based compensation expense. The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts. Excluding these items from first quarter of both years resulted in a 47 percent decrease in profitsharing contributions for first quarter 2007. See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation. The Company currently expects Salaries, wages, and benefits per ASM in second quarter 2007 to be lower than the 3.43 cents reported in second quarter 2006, primarily due to lower profitsharing expense and lower share-based compensation expense.

Fuel and oil expense per ASM increased 4.8 percent primarily due to a weaker hedge position held by the Company in first quarter 2007 versus first quarter 2006, partially offset by slightly lower market jet fuel prices. In first quarter 2007, the Company held fuel derivative instruments that were at higher average crude oil-equivalent prices than in first quarter 2006. The Company’s average fuel cost per gallon in first quarter 2007 was $1.59, 5.3 percent higher than first quarter 2006, including the effects of hedging activities. For first quarter 2007, the Company had protected against 100 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $50 per barrel, resulting in gains recorded in Fuel and oil expense of $79 million. First quarter 2006 hedging gains recorded in Fuel and oil expense were $116 million.

               For second quarter 2007, the Company has fuel derivatives in place for over 95 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $50 per barrel of crude oil and has added refinery margins on the majority of those positions. Based on this protection and current market prices, the Company is hopeful its second quarter 2007 jet fuel cost per gallon will not exceed $1.70. The majority of the Company's near term fuel derivatives are in the form of option contracts. At March 31, 2007, the estimated net fair value of the Company’s fuel derivative contracts was $1.4 billion. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. The Company has also continued its efforts to conserve fuel, and in 2007 has begun installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (all 737-700 aircraft have already been equipped with winglets). Installations on these 737-300 aircraft are expected to be completed in 2008.

        Maintenance materials and repairs per ASM increased 23.4 percent compared to first quarter 2006. The majority of the increase was a result of higher airframe expense as the Company completed significantly more planned airframe inspection and repair events than in the prior year. These airframe inspection events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event. This increase in airframe maintenance is due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft which began in 2006. This transition is expected to have an impact on maintenance expense for the next two to three years; however, the Company does not expect these higher airframe costs to be a long-term trend. The Company currently expects Maintenance materials and repairs per ASM for second quarter 2007 to be higher than first quarter 2007’s .58 cents per ASM primarily due to more scheduled airframe repairs.

Aircraft rentals per ASM decreased 11.1 percent compared to first quarter 2006. The majority of the decrease per ASM was due to the renegotiation of several aircraft leases over the past twelve months that resulted in lower lease rates. The Company currently expects another year-over-year decline in Aircraft rentals per ASM for second quarter 2007, at approximately the same level as the first quarter 2007 decrease.

Landing fees and other rentals per ASM increased 5.5 percent compared to first quarter 2006, primarily from an increase in other rentals per ASM. This increase was primarily due to higher rates at certain airports and an increase in airport space in locations in which the Company has increased the number of flights offered. For these same reasons, the Company currently expects a similar increase in Landing fees and other rentals per ASM in second quarter 2007 compared to second quarter 2006.

Other operating expenses per ASM declined slightly compared to first quarter 2006’s performance of 1.43 cents primarily due to a decrease in advertising costs. Advertising costs were lower in first quarter 2007 primarily due to the timing of certain advertising and promotions compared to the prior year. For second quarter 2007, the Company expects a slight increase in Other operating expenses per ASM compared to second quarter 2006’s 1.45 cents, primarily due to higher advertising costs.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental first-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on December 31, 2007. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs in future periods.

Other

Interest expense decreased $5 million, or 14.7 percent, compared to first quarter 2006. An increase in interest rates was more than offset by a lower debt balance outstanding, and the conversion of $400 million in fixed-rate debt to floating rates in first quarter 2007. The majority of the Company’s long-term debt is at floating rates. See Note 5 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $1 million, or 8.3 percent, compared to the prior year, primarily due to a slight increase in the balances that qualify for interest capitalization—primarily progress payments made for future aircraft deliveries.

Interest income decreased by $5 million, or 27.8 percent, primarily due to a decrease in invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During first quarter 2007, the Company recognized approximately $14 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during first quarter 2007). The Company expects a similar expense relating to these items in second quarter 2007. Also in first quarter 2007, the Company recognized approximately $83 million of net gains in Other (gains) losses, net, related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. Of this net total, approximately $85 million was unrealized, mark-to-market gains in the fair value of certain derivatives that will settle in future periods that no longer qualified for special hedge accounting and $4 million was ineffectiveness and mark-to-market gains related to contracts that settled during first quarter 2007. These were partially offset by $6 million in losses related to unrealized ineffectiveness from hedges designated for future periods. See Note 5 to the unaudited condensed consolidated financial statements for more information on the Company’s hedging activities. In first quarter 2006, the Company recognized approximately $11 million of expense related to amounts excluded from the Company's measurements of hedge effectiveness and $13 million in gains related to the ineffectiveness of its hedges and the loss of hedge accounting for certain fuel derivatives. This $13 million consisted of approximately $40 million in gains from unrealized, mark-to-market changes in the fair value of derivatives due to the discontinuation of hedge accounting for certain contracts that will settle in future periods, partially offset by $10 million in ineffectiveness expense and mark-to-market losses associated with contracts that settled during first quarter 2006, and $17 million in losses related to unrealized ineffectiveness from hedges designated for future periods.

The Company’s effective tax rate was 37.7 percent in first quarter 2007 compared to 36.3 percent in first quarter 2006. The slightly higher rate in first quarter 2007 was primarily due to a lower deduction related to disqualifying dispositions of incentive stock options from Employee stock option exercises during first quarter 2007 versus the prior year. See Note 2 to the unaudited condensed consolidated financial statements. The Company currently expects its full year 2007 effective rate to be approximately 38 percent.

Liquidity and Capital Resources

Net cash provided by operating activities was $617 million for the three months ended March 31, 2007, compared to $751 million in the same prior year period. The operating cash flows in both periods were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program. There was an increase in counterparty deposits of $345 million for the three months ended March 31, 2007, versus an increase of $205 million during the three months ended March 31, 2006. The larger increase in these deposits during 2007 has been due to a larger increase in the fair value of the Company’s fuel derivative portfolio versus the same prior year period. The fair value of the Company’s fuel derivatives increased from $1.0 billion at December 31, 2006, to $1.4 billion at March 31, 2007. Cash flows from operating activities for the three months ended March 31, 2007, were also impacted by the $210 million increase in Air traffic liability, as a result of seasonal bookings for future travel. However, this was lower than the $280 million increase Air traffic liability in first quarter 2006, thereby accounting for the majority of the year-over-year decrease in operating cash flows. See Item 3, and Notes 5 and 7 to the unaudited condensed consolidated financial statements. Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended March 31, 2007, totaled $271 million compared to $309 million in 2006. Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. In addition, investing activities for both periods were impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities. During the three months ended March 31, 2007, the Company’s short-term investments decreased by $54 million, versus an increase of $68 million during the same prior year period.

Net cash used in financing activities during the three months ended March 31, 2007, was $118 million compared to $122 million used in financing activities for the same period in 2006. During the three months ended March 31, 2007, the Company repurchased $209 million of its Common Stock, representing a total of 13.5 million shares. This outflow was partially offset by $78 million received from Employees’ exercise of stock options. In the prior year, the Company repurchased $214 million of its Common Stock, which was partially offset by $107 million received from Employees’ exercise of stock options.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements. Through the first three months of 2007, the Company purchased eight new 737-700 aircraft from Boeing. Southwest’s firm orders and options to purchase Boeing 737-700 aircraft are as follows:

	The Boeing Company
			Purchase	Previously
	Firm	Options	Rights	Owned		Total

2007	37			2	*	39	**
2008	32	2				34
2009	18	18				36
2010	10	32				42
2011	10	30				40
2012	10	30				40
2008-2014	-	-	54			54
	117	112	54	2		285

*Intend to lease two previously owned 737-700 aircraft from a third party.
**2007 delivery dates: eight in first quarter, eleven in second quarter, eleven in third quarter and nine in fourth quarter.

The following table details information on the 489 aircraft in the Company’s fleet as of March 31, 2007:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	15.9	194	112	82
-500	122	15.9	25	16	9
-700	137	4.1	270	268	2
TOTALS		9.4	489	396	93

               The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s. Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $2.9 billion, subject to adjustments for inflation, due as follows: $766 million remaining in 2007, $794 million in 2008, $467 million in 2009, $341 million in 2010, $315 million in 2011, and $184 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at March 31, 2007, of $1.9 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility. The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Common Stock. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. This program was completed during first quarter 2007, resulting in the repurchase of 25.6 million shares. In March 2007, the Company’s Board of Directors authorized an additional repurchase of up to $300 million of the Company’s Common Stock. As of March 31, 2007, the Company had repurchased .6 million shares for $9 million as part of this program. See Item 2 of Part II of this filing for further information on these two repurchase programs.

The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following: our expectations with respect to capacity, load factors, unit revenues, operating expenses, and tax rates; our liquidity, including our anticipated needs for, and sources of, funds; our plans and expectations for managing exposure to material increases in jet fuel prices; and our expectations and intentions relating to outstanding litigation. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or the Company’s present expectations. These factors include, among others:

(i)	the price and availability of aircraft fuel;
(ii)	the impact of governmental regulations on our operating costs, as well as our operations generally;
(iii)	competitor capacity and load factors; and
(iv)
other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices. During the first three months of 2007, the fair values of the Company’s fuel derivative contracts increased significantly. At March 31, 2006, the estimated gross fair value of outstanding contracts was $1.4 billion, compared to $1.0 billion at December 31, 2006.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2007, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At March 31, 2007, the Company held $885 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. See also Note 7 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
                                                                                                Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

January 1, 2007 through January 31, 2007	4,200,000	$15.72	4,200,000	$133,723,357

February 1, 2007 through February 28, 2007	5,700,000	$15.44	5,700,000	$45,715,357

March 1, 2007 through March 31, 2007	3,632,600	$15.11	3,632,600	$290,826,771

Total	13,532,600		13,532,600

(1) On November 16, 2006, the Company publicly announced a program for the repurchase of up to $400 million of the Company’s Common Stock. This program was completed during March 2007, resulting in the purchase of 25.6 million shares. On March 15, 2007, the Company publicly announced an additional program for the repurchase of up to $300 million of the Company’s Common Stock. As of March 31, 2007, the Company had repurchased .6 million shares for $9 million as part of this program. Repurchases for both programs have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

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
Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007).
10.1	Supplemental Agreement No. 52 to Purchase Agreement No. 1810,
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

SOUTHWEST AIRLINES CO.

April 20, 2007	By	/s/ Laura H. Wright

Laura H. Wright
Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

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
Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2001 (File No. 1-7259)).
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007).
10.1	Supplemental Agreement No. 52 to Purchase Agreement No. 1810,
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