Form 10-K/A
period 2006-12-31
SOUTHWEST AIRLINES CO
filed 2007-04-24
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE
     Southwest Airlines Co. is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to include the conformed signature of its independent registered public accounting firm, Ernst & Young LLP, on the “Report of Independent Registered Public Accounting Firm” included in our Form 10-K on page 55. The signed opinion was obtained by us prior to our filing of the Form 10-K with the Securities and Exchange Commission. No other changes are being made to the Financial Statements. In addition, no changes are being made pursuant to this amendment to any other item of our Form 10-K other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers and an updated consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

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

/s/ Ernst & Young LLP

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

/s/ Ernst & Young LLP

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

Southwest Airlines Co.
April 23, 2007	By:	/s/ LAURA WRIGHT
Laura Wright
Senior Vice President — Finance, Chief Financial Officer

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)).

3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007).

4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).

4.2	Specimen certificate representing Common Stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.5	Indenture dated as of June 20, 1991, between Southwest Airlines Co. and Bank of New York, successor to NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Current Report on Form 8-K dated June 24, 1991 (File No. 1-7259)).

4.6	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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