Form 10-Q
period 2007-06-30
SOUTHWEST AIRLINES CO
filed 2007-07-20
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or
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
Large accelerated filer ☑                                                      Accelerated filer ☐                                           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of the close of business on July 17, 2007:
747,315,847

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,605	$1,390
Short-term investments	509	369
Accounts and other receivables	321	241
Inventories of parts and supplies, at cost	182	181
Fuel derivative contracts	633	369
Prepaid expenses and other current assets	56	51
Total current assets	3,306	2,601

Property and equipment, at cost:
Flight equipment	12,330	11,769
Ground property and equipment	1,423	1,356
Deposits on flight equipment purchase contracts	741	734
	14,494	13,859
Less allowance for depreciation and amortization	4,007	3,765
	10,487	10,094
Other assets	1,060	765
	$14,853	$13,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$746	$643
Accrued liabilities	2,094	1,323
Air traffic liability	1,122	799
Current maturities of long-term debt	123	122
Total current liabilities	4,085	2,887

Long-term debt less current maturities	1,518	1,567
Deferred income taxes	2,328	2,104
Deferred gains from sale and leaseback of aircraft	113	120
Other deferred liabilities	382	333
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,167	1,142
Retained earnings	4,534	4,307
Accumulated other comprehensive income	752	582
Treasury stock, at cost	(834)	(390)
Total stockholders' equity	6,427	6,449
	$14,853	$13,460

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

OPERATING REVENUES:
Passenger	$2,475	$2,362	$4,587	$4,300
Freight	33	38	63	74
Other	75	49	131	95
Total operating revenues	2,583	2,449	4,781	4,469
OPERATING EXPENSES:
Salaries, wages, and benefits	814	786	1,581	1,502
Fuel and oil	607	518	1,171	1,019
Maintenance materials and repairs	154	119	291	224
Aircraft rentals	40	39	79	80
Landing fees and other rentals	140	126	276	246
Depreciation and amortization	137	127	272	250
Other operating expenses	363	332	699	648
Total operating expenses	2,255	2,047	4,369	3,969
OPERATING INCOME	328	402	412	500
OTHER EXPENSES (INCOME):
Interest expense	29	34	58	68
Capitalized interest	(14)	(14)	(27)	(26)
Interest income	(14)	(21)	(27)	(39)
Other (gains) losses, net	(120)	(112)	(188)	(114)
Total other expenses (income)	(119)	(113)	(184)	(111)

INCOME BEFORE INCOME TAXES	447	515	596	611
PROVISION FOR INCOME TAXES	169	182	225	217

NET INCOME	$278	$333	$371	$394

NET INCOME PER SHARE, BASIC	$ .36	$ .42	$ .48	$ .49

NET INCOME PER SHARE, DILUTED	$ .36	$ .40	$ .47	$ .47

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	769	798	778	800
Diluted	780	825	790	831

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$278	$333	$371	$394
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	137	127	272	250
Deferred income taxes	125	179	167	214
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(4)	(7)	(8)
Share-based compensation expense	13	23	26	45
Excess tax benefits from share-based compensation arrangements	1	(2)	(29)	(30)
Changes in certain assets and liabilities:
Accounts and other receivables	(43)	(18)	(80)	(31)
Other current assets	(92)	(88)	(148)	(73)
Accounts payable and accrued liabilities	447	255	830	571
Air traffic liability	112	29	322	309
Other, net	6	(2)	(127)	(58)
Net cash provided by operating activities	980	832	1,597	1,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(338)	(404)	(663)	(665)
Purchases of short-term investments	(1,158)	(1,221)	(2,072)	(2,071)
Proceeds from sales of short-term investments	963	1,145	1,931	1,926
Proceeds from ATA Airlines, Inc. debtor in possession loan	-	-	-	20
Other, net	-	-	-	1
Net cash used in investing activities	(533)	(480)	(804)	(789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	14	29	92	136
Payments of long-term debt and capital lease obligations	(6)	(99)	(15)	(136)
Payments of cash dividends	(3)	(4)	(11)	(11)
Repurchase of common stock	(464)	(289)	(674)	(503)
Excess tax benefits from share-based compensation arrangements	(1)	2	29	30
Other, net	-	1	1	2
Net cash used in financing activities	(460)	(360)	(578)	(482)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(13)	(8)	215	312
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,618	2,600	1,390	2,280
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,605	$2,592	$1,605	$2,592

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$10	$18	$29	$38
Income taxes	$3	$3	$4	$3

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters.  However, as a result of the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods.  See Note 5 for further information.  Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2006, “Purchases of short-term investments” and “Proceeds from sales of short-term investments” are shown as gross amounts instead of being netted into a single line item within investing activities.

2.      SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Stock Option Plans

The Company has stock option plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans).  None of the collective bargaining plans were required to be approved by Shareholders.  Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years.    Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans.  Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms.  All of the options included in the Company’s definition of other Employee plans have been approved by Shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5.3 million shares of the Company’s Common Stock as of June 30, 2007. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

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

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility.  During the three months ended June 30, 2007 and 2006, there were .2 million and .4 million stock options granted under the Company’s plans related to collective bargaining agreements, respectively.  The fair value of options granted under these plans during the three months ended June 30, 2007, ranged from $3.36 to $3.93, with a weighted-average fair value of $3.60.  The fair value of options granted under these plans during the three months ended June 30, 2006, ranged from $4.17 to $5.89, with a weighted-average fair value of $4.64.  Stock options granted from other Employee plans during the three months ended June 30, 2007 and 2006 were immaterial.

The unaudited Condensed Consolidated Statement of Income for the three months ended June 30, 2007 and 2006 reflects share-based compensation cost of $13 million and $23 million, respectively.  The total tax benefit recognized from share-based compensation arrangements for the three months ended June 30, 2007 and 2006, was $4 million and $6 million, respectively.  The Company currently estimates that share-based compensation expense will be approximately $41 million for the full year 2007, before income taxes and profitsharing.

As of June 30, 2007, there was $51 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.  The total recognition period for the remaining unrecognized compensation cost is approximately nine years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 7.1 million shares of Common Stock to Employees of the Company.  These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period.  Common Stock purchases are paid for through periodic payroll deductions.  For the three months ended June 30, 2007 and 2006, participants under the plan purchased .3 million shares and .3 million shares at average prices of $13.02 and $14.99, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the three months ended June 30, 2007 and 2006, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.45 and $1.67, respectively.

3.     DIVIDENDS

During the three month periods ended March 31, 2007 and June 30, 2007, dividends of $.0045 per share were declared on the 787 million shares and 764 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31, 2006 and June 30, 2006, dividends of $.0045 per share were declared on the 803 million shares and 798 million shares of Common Stock then outstanding, respectively.

4.     NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

NUMERATOR:
Net income available to
common stockholders	$278	$333	$371	$394

DENOMINATOR:
Weighted-average shares
outstanding, basic	769	798	778	800
Dilutive effect of Employee stock
options	11	27	12	31
Adjusted weighted-average shares
outstanding, diluted	780	825	790	831

NET INCOME PER SHARE:
Basic	$ .36	$ .42	$ .48	$ .49

Diluted	$ .36	$ .40	$ .47	$ .47

5.     FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are significantly impacted by changes in jet fuel prices.  Jet fuel and oil consumed for the three months ended June 30, 2007 and 2006 represented approximately 26.9 percent and 25.3 percent of Southwest’s operating expenses, respectively.  In both years, jet fuel costs were the second largest expense incurred by the Company, following only salaries, wages, and benefits.  The Company utilizes financial derivative instruments to decrease its exposure to jet fuel price increases in its attempt to acquire jet fuel at the lowest possible cost.  Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited; however, the Company has found commodities for hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during the first six months of 2007, the Company also has significant future positions.  The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to provide protection for approximately 90 percent of its remaining 2007 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $51 per barrel, and has also added refinery margins on most of those positions.  Based on current growth plans, the Company is also approximately 65 percent protected for 2008 at approximately $49 per barrel, approximately 55 percent protected for 2009 at approximately $51 per barrel, over 25 percent protected for 2010 at approximately $63 per barrel, and has modest positions in 2011 and 2012.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Under SFAS 133, all derivatives are reflected at fair value in the Company’s unaudited Condensed Consolidated Balance Sheet, and all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed.  See Note 6 for further information on Accumulated other comprehensive income.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded immediately to Other gains and losses in the income statement.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other gains and losses in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for an entire commodity.  This may result, and has resulted, in increased volatility in the Company’s results.  The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded in recent years has been due to a number of factors.  These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection.  The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to these reasons.  In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133.  In addition, the Company can no longer show that any unleaded gasoline-based derivative will be highly effective in offsetting future cash flows associated with the purchase of jet fuel, so the Company cannot utilize special hedge accounting for any unleaded gasoline-based derivatives.  When the Company cannot utilize special hedge accounting, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change.  However, any amounts that have been recorded in "Accumulated other comprehensive income" at the time special hedge accounting is discontinued, are required to remain in "Accumulated other comprehensive income" until the time that the original forecasted transaction affects earnings (i.e., the consumption of jet fuel occurs).  All cash flows associated with the purchase of derivative instruments (such as call options and collar structures) are classified as operating cash flows.

Even though derivatives may not meet the strict requirements to qualify for SFAS 133 special hedge accounting, the Company may continue to hold the instruments because it believes they continue to represent good “economic hedges” in its goal to minimize jet fuel costs.  As previously mentioned, there is not a reliable forward derivatives market for jet fuel, so the Company is subject to the inherent ineffectiveness of using other commodities in hedging, which the Company believes is a better alternative than not hedging at all.  As the fair value of the Company’s hedge positions increases in amount, there is a higher degree of probability that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses for changes in value of the derivatives recorded in future periods will be material.  This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

Net gains and/or losses on derivatives that are effective, as defined in SFAS 133, are reflected as a component of Fuel and oil expense in the unaudited Condensed Consolidated Statement of Income.  Ineffectiveness, as defined, gains and losses from derivative instruments that do not qualify for hedge accounting, and all premium costs associated with purchased option and collar contracts, are reflected in Other (gains) losses, net.  The following table presents the location of (gains) and/or losses on derivative instruments for the three and six months ended June 30, 2007 (in millions).

	Three months ended June 30,
	2007	2006

Fuel hedge (gains) included in Fuel and oil expense	$(173)	$(198)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(129)	(88)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	4	(7)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(9)	(28)
Premium cost of fuel contracts included in Other (gains) losses, net	14	12

	Six months ended June 30,
	2007	2006

Fuel hedge (gains) included in Fuel and oil expense	$(251)	$(314)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(200)	(130)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	9	4
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(26)	(10)
Premium cost of fuel contracts included in Other (gains) losses, net	29	23

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges (in millions).

	June 30,	December 31,
	2007	2006

Fair value of current fuel contracts (Fuel derivative contracts)	$633	$369
Fair value of noncurrent fuel contracts (Other assets)	922	630
Due from third parties for settled fuel contracts (Accounts
and other receivables)	67	42
Unrealized gains from fuel hedges, net of tax (Accumulated other
comprehensive income)	754	584

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.  Included in the above $754 million unrealized gains from fuel hedges are approximately $322 million in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2007.

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

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt.  The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2007, was a liability of approximately $63 million.  This entire amount is recorded in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

6.     COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  Comprehensive income totaled $314 million for the three months ended June 30, 2007 and $428 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, comprehensive income totaled $541 million and $606 million, respectively.  The differences between net income and comprehensive income for each of these periods were as follows (in millions):

	Three months ended June 30,
	2007	2006

Net income	$278	$333
Unrealized gain on derivative instruments,
net of deferred taxes of $22 and $51	35	95
Other, net of deferred taxes of $1 and $0	1	-
Total other comprehensive income	36	95

Comprehensive income	$314	$428

	Six months ended June 30,
	2007	2006

Net income	$371	$394
Unrealized gain on derivative instruments,
net of deferred taxes of $105 and $122	170	211
Other, net of deferred taxes of $0 and $0	-	1
Total other comprehensive income	170	212

Comprehensive income	$541	$606

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below (in millions):

			Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)

Balance at March 31, 2007	$719	$(3)	$716
Second quarter 2007 changes in value	131	1	132
Reclassification to earnings	(96)	-	(96)
Balance at June 30, 2007	$754	$(2)	$752

Accumulated
	Fuel		other
	hedge		comprehensive
	derivatives	Other	income (loss)

Balance at December 31, 2006	$ 584	$ (2)	$ 582
2007 changes in value	305	-	305
Reclassification to earnings	(135)	-	(135)
Balance at June 30, 2007	$ 754	$ (2)	$ 752

7.     OTHER ASSETS AND ACCRUED LIABILITIES (in millions)

	June 30,	December 31,
	2007	2006

Noncurrent fuel hedge contracts, at fair value	$922	$630
Other	138	135
Other assets	$1,060	$765

	June 30,	December 31,
	2007	2006

Retirement Plans	$226	$165
Aircraft Rentals	127	128
Vacation Pay	160	151
Advances and deposits	1,075	546
Deferred income taxes	127	78
Income Taxes Payable	57	-
Other	322	255
Accrued liabilities	$2,094	$1,323

8.     POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended June 30,
(In millions)	2007	2006

Service cost	$3	$3
Interest cost	2	2
Amortization of prior service cost	1	1

Net periodic postretirement benefit cost	$6	$6

	Six months ended June 30,
(In millions)	2007	2006

Service cost	$7	$7
Interest cost	3	3
Amortization of prior service cost	1	1

Net periodic postretirement benefit cost	$11	$11

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

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will result in a material adverse effect on the Company's financial condition, results of operations or cash flow.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. Southwest adopted EITF 06-3 on January 1, 2007.  The Company collects various excise taxes on ticket sales, which are accounted for on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined.  The only periods subject to examination for the Company’s federal tax return are the 2005 and 2006 tax years.  The periods subject to examination for the Company’s state tax returns in California and Texas are years 2002 through 2006.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes.  Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income.  For first half 2007, the Company recorded approximately $1 million in interest income related to the settlement of audits for certain prior periods.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,

	2007	2006	Change

Revenue passengers carried	23,442,019	21,999,256	6.6%
Enplaned passengers	26,889,424	25,306,858	6.3%
Revenue passenger miles (RPMs) (000s)	19,018,769	17,843,848	6.6%
Available seat miles (ASMs) (000s)	24,982,676	22,883,984	9.2%
Load factor	76.1%	78.0%	(1.9)	pts
Average length of passenger haul (miles)	811	811	-
Average aircraft stage length (miles)	630	619	1.8%
Trips flown	290,647	270,947	7.3%
Average passenger fare	$105.60	$107.38	(1.7)%
Passenger revenue yield per RPM (cents)	13.02	13.24	(1.7)%
Operating revenue yield per ASM (cents)	10.34	10.70	(3.4)%
Operating expenses per ASM (cents)	9.03	8.95	0.9%
Operating expenses per ASM, excluding fuel (cents)	6.60	6.68	(1.2)%
Fuel costs per gallon, excluding fuel tax	$1.61	$1.50	7.3%
Fuel consumed, in gallons (millions)	374	344	8.7%
Full-time equivalent Employees at period-end	33,261	31,734	4.8%
Size of fleet at period-end	500	462	8.2%

	Six months ended June 30,

	2007	2006	Change

Revenue passengers carried	43,402,952	41,198,739	5.4%
Enplaned passengers	49,792,497	47,322,342	5.2%
Revenue passenger miles (RPMs) (000s)	35,127,840	33,124,345	6.0%
Available seat miles (ASMs) (000s)	48,661,051	44,963,442	8.2%
Load factor	72.2%	73.7%	(1.5)	pts
Average length of passenger haul (miles)	809	804	0.6%
Average aircraft stage length (miles)	628	618	1.6%
Trips flown	567,547	533,396	6.4%
Average passenger fare	$105.68	$104.38	1.2%
Passenger revenue yield per RPM (cents)	13.06	12.98	0.6%
Operating revenue yield per ASM (cents)	9.82	9.94	(1.2)%
Operating expenses per ASM (cents)	8.98	8.83	1.7%
Operating expenses per ASM, excluding fuel (cents)	6.57	6.56	0.2%
Fuel costs per gallon, excluding fuel tax	$1.61	$1.51	6.6%
Fuel consumed, in gallons (millions)	726	673	7.9%
Full-time equivalent Employees at period-end	33,261	31,734	4.8%
Size of fleet at period-end	500	462	8.2%

Material Changes in Results of Operations

Summary

The Company’s second quarter 2007 net income of $278 million ($.36 per share, diluted), represented the Company’s 65th consecutive quarterly profit.  However, this result represented a 16.5 percent decrease compared to the second quarter 2006 profit of $333 million ($.40 per share, diluted).  The decrease in net income was primarily due to an 18.4 percent decrease in operating profits, as an increase in operating expenses outpaced an increase in operating revenues versus second quarter 2006.  In both second quarter 2007 and second quarter 2006, forward prices for the commodities Southwest uses for hedging jet fuel increased, resulting in significant unrealized gains related to the higher fair values of these contracts.  Primarily as a result of these rising prices for fuel derivatives that will settle in future periods that were ineffective, as defined, or did not qualify for special hedge accounting, the Company recorded $134 million in gains during second quarter 2007, which are included in Other (gains) losses.  In second quarter 2006, the Company recorded a total of $123 million in gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities.  As a result of a less favorable fuel hedge position in 2007 versus 2006, our hedging program resulted in the realization of approximately $173 million in cash settlements for second quarter 2007 compared to $225 million in cash settlements for second quarter 2006.  The majority of the $173 million in second quarter 2007 cash settlements were reflected as a reduction to Fuel and oil expense.  However, even with this hedge position, fuel cost per gallon increased 7.3 percent versus second quarter 2006.

Second quarter 2007 operating income decreased $74 million, or 18.4 percent, compared to second quarter 2006.  The Company believes operating income provides a better indication of the Company’s financial performance for second quarter 2007 and second quarter 2006 than does net income, due to the adjustments that relate to fuel derivatives expiring in future periods being included in Other (gains) losses, which is below the operating income line, in both periods.  The decrease in operating income was primarily due to the fact that operating expenses grew 10.2 percent, driven by both higher fuel costs and higher maintenance expenses, while operating revenues grew only 5.5 percent.  Although Passenger revenues increased 4.8 percent, primarily as a result of a capacity (available seat miles) increase of 9.2 percent, RPM yields (passenger revenues divided by revenue passenger miles) declined 1.7 percent as passengers paid less to fly on a per mile basis.  In addition, the Company’s load factor (i.e., the percentage of seats filled) declined 1.9 points from 78.0 percent in second quarter 2006 to 76.1 percent in second quarter 2007.  The Company believes the lower RPM yield and load factor were primarily due to a slowing domestic economy and more aggressive low-fare competition, which have likely combined to cool the rate of revenue growth in domestic air travel, compared to the strong revenue environment experienced during second quarter 2006.

For the six months ended June 30, 2007, net income decreased 5.8 percent to $371 million ($.47 per share, diluted), compared to the same 2006 period.  Results in both years were significantly impacted by gains associated with fuel derivatives that did not qualify for special hedge accounting, as well as ineffectiveness associated with hedges, as defined.  For the six months ended June 30, 2007, these gains and hedge ineffectiveness totaled $217 million compared to $136 million for the first half of 2006.  Operating income, which excludes these items, was $412 million for the six months ended June 30, 2007, a decrease of 17.6 percent compared to the prior year.  Operating expenses grew 10.1 percent, led by a 29.9 percent increase in maintenance expense and a 14.9 percent increase in fuel expense, while revenues grew only 7.0 percent compared to the first half of 2006.

Based on our current forecast, the Company expects third quarter 2007 capacity to grow approximately eight percent versus third quarter 2006.  Although softer revenue trends were consistent throughout second quarter 2007, demand strengthened somewhat in June, resulting in an all-time Company monthly record load factor of 82.1 percent.  Traffic trends and bookings thus far in July are strong, suggesting unit revenue comparisons in third quarter 2007 will be better year-over-year than second quarter 2007’s performance.

The Company recently announced a reduction in our expected growth rate for fourth quarter 2007 and for full year 2008.  The Company now expects to grow capacity (ASMs) year-over-year by approximately six percent for these periods, versus its previous expectation of eight percent.  A portion of this growth slowdown will be achieved through changes in the Company’s aircraft deliveries from Boeing.  The Company has an agreement with Boeing to defer five of its 2008 deliveries (four firm and one option) to firm orders in 2013, resulting in 29 firm aircraft deliveries from Boeing next year.  In addition to deferring five of the 2008 Boeing deliveries, we are currently exploring a variety of alternatives to reduce our fleet growth by another ten aircraft in 2008, which will bring our 2008 planned additions to 19 net aircraft.   As part of the agreement with Boeing, we have also agreed to exercise 25 737-700 options (including the one 2008 deferred option) originally scheduled for 2008 through 2011 for delivery in 2013 and 2014, bringing our firm orders from 2008 through 2014 to 106.  In addition, we have 86 options, with delivery positions available in 2009 through 2012, and 54 purchase rights for delivery through December 31, 2014.  See the Company’s revised 737-700 delivery schedule included in Contractual Obligations and Contingent Liabilities and Commitments.

         The Company has also outlined several initiatives that are designed to improve future revenues.  These include: introduction of an enhanced fare structure and Rapid Rewards frequent flyer program in fourth quarter 2007; launching of a new advertising campaign; unveiling a new seating and/or boarding method in fourth quarter 2007; and expanding our GDS (Global Distribution System) and corporate travel account efforts.  Finally, the Company recently offered certain Employees a voluntary early retirement program.  Eligible Employees must make their election to participate by August 10, 2007.  The Company expects to provide more details of these changes at a later date.  See Contractual Obligations and Contingent Liabilities and Commitments for the Company’s current Boeing aircraft delivery schedule.

Comparison of three months ended June 30, 2007, to three months ended June 30, 2006

Revenues

Consolidated operating revenues increased by $134 million, or 5.5 percent, primarily due to a $113 million, or 4.8 percent, increase in Passenger revenues.  The increase in Passenger revenues was primarily attributable to the 9.2 percent increase in capacity, as the Company added 38 aircraft since the end of second quarter 2006 (and had no aircraft retirements).  However, passenger revenues did not grow as quickly as capacity due to declines in both load factor and average fares.  The Company’s second quarter 2007 load factor was 1.9 points below its record second quarter load factor set in 2006, and the average fare paid was 1.7 percent below the second quarter 2006 level.  The Company believes the decline in average fares was due to more aggressive discounting by all airlines as a result of a domestic economy that was not as strong as second quarter 2006’s.  The decline in load factor versus second quarter 2006 was also due to the softer demand environment.  Passenger revenue per ASM decreased 4.0 percent, approximately 40% of which was due to the lower average fares, and 60% of which was due to the lower load factor.

    Consolidated freight revenues decreased by $5 million, or 13.2 percent, primarily as a result of the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of the end of second quarter 2006.  Therefore, the Company had a $6 million shortfall in mail revenues versus second quarter 2006.  This decrease was partially offset by higher freight and cargo revenues, primarily as a result of higher rates charged.  The Company expects an increase in consolidated freight revenues for third quarter 2007 compared to third quarter 2006, at least at the level of the anticipated capacity increase, since neither of these periods will include mail revenues.  Other revenues increased by $26 million, or 53.1 percent, compared to second quarter 2006.  Approximately 65 percent of the increase was primarily due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  This included a new long term agreement signed with a business partner during second quarter 2007, which resulted in higher rates and certain incentives that the Company had not received in previous agreements for our co-branded Visa card.  The Company expects a year-over-year increase in Other revenues for third quarter 2007, although at a lower rate than experienced in second quarter 2007.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the three months ended June 30, 2007 and 2006, followed by explanations of changes on a per-ASM basis and/or on a dollar basis, when appropriate (in cents, except for percentages):

	Three months ended June 30,		Per ASM	Percent
	2007	2006	Change	Change

Salaries, wages, and benefits	3.26	3.43	(.17)	(5.0)
Fuel and oil	2.43	2.27	.16	7.0
Maintenance materials and repairs	.62	.52	.10	19.2
Aircraft rentals	.16	.17	(.01)	(5.9)
Landing fees and other rentals	.56	.56	-	-
Depreciation	.55	.55	-	-
Other operating expenses	1.45	1.45	-	-

Total	9.03	8.95	.08	.9

Operating expenses per ASM were 9.03 cents, a .9 percent increase compared to 8.95 cents for second quarter 2006.  Higher fuel costs, as the Company’s average cost per gallon of fuel increased 7.3 percent versus the prior year, net of hedging, and higher maintenance materials and repairs expense, were mostly offset by lower salaries, wages and benefits. Excluding fuel, year-over-year CASM decreased 1.2 percent to 6.60 cents, as the increase in maintenance costs was more than offset by the decline in salaries, wages and benefits.  Based on current unit operating cost trends, the Company expects third quarter 2007 unit costs, excluding fuel, to be higher than third quarter 2006’s 6.38 cents per ASM, but lower than second quarter 2007's 6.60 cents per ASM, primarily due to higher expected maintenance expense versus third quarter 2006, as discussed further below.

    Salaries, wages, and benefits expense per ASM decreased 5.0 percent compared to second quarter 2006, but on a dollar basis increased $28 million.  Approximately two-thirds of the decrease on a per-ASM basis was due to lower profitsharing expense and the majority of the remaining one-third was due to lower share-based compensation expense.  The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for second quarter 2007 decreased 25.3 percent.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.  On a dollar basis, a $55 million increase in salaries and wages, primarily due to higher wage rates, was partially offset by a $27 million decrease in benefits, which includes both profitsharing expense and share-based compensation expense.

The Company recently offered certain Employees a voluntary early retirement program.  Eligible Employees must make their election to participate by August 10, 2007.  Excluding any charge associated with this program, which is not yet estimable, the Company currently expects Salaries, wages, and benefits per ASM in third quarter 2007 to be lower than the 3.24 cents reported in third quarter 2006, primarily due to lower share-based compensation expense.

Fuel and oil expense increased $89 million, and on a per ASM basis increased 7.0 percent, primarily due to a weaker hedge position held by the Company in second quarter 2007 versus second quarter 2006.  In second quarter 2007, the Company held fuel derivative instruments that were at higher average crude oil-equivalent prices than in second quarter 2006.  The Company’s average fuel cost per gallon in second quarter 2007 was $1.61, which is 7.3 percent higher than second quarter 2006, including the effects of hedging activities.  For second quarter 2007, the Company had protected over 95 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $50 per barrel, resulting in gains recorded in Fuel and oil expense of $173 million.  Second quarter 2006 hedging gains recorded in Fuel and oil expense were $198 million.

For third quarter 2007, the Company has fuel derivatives in place for approximately 90 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $51 per barrel of crude oil and has added refinery margins on the majority of those positions.  Based on this protection and current market prices, the Company believes its third quarter 2007 jet fuel cost per gallon will be in the $1.70 range.  The majority of the Company's near term fuel derivatives are in the form of option contracts.  At June 30, 2007, the estimated net fair value of the Company’s fuel derivative contracts was $1.6 billion.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. The Company has also continued its efforts to conserve fuel, and in 2007 began installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (substantially all 737-700 aircraft are already equipped with winglets).  Installations on these 737-300 aircraft are expected to be completed in 2008.

Maintenance materials and repairs per ASM increased 19.2 percent, and on a dollar basis increased $35 million compared to second quarter 2006.  Approximately half of the increase per ASM was a result of higher engine expense related to the Company’s 737-700 aircraft, as the number of scheduled overhaul events for these aircraft engines was significantly higher than the same prior year period.  This is primarily due to the maturing of these aircraft, which make up the majority of the Company’s fleet.  The majority of the remainder of the increase per ASM was in airframe expense as the Company also completed significantly more planned airframe inspection and repair events than in the prior year.  These airframe inspection events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event.  This increase in airframe maintenance is due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft which began in 2006.  This transition is expected to have an impact on maintenance expense for the next two to three years; however, the Company does not expect these higher airframe costs to be a long-term trend.  The Company currently expects Maintenance materials and repairs per ASM for third quarter 2007 to be lower than second quarter 2007’s .62 cents per ASM primarily due to fewer scheduled engine and airframe repairs.

Aircraft rentals per ASM decreased 5.9 percent compared to second quarter 2006.  On a dollar basis, expense increased $1 million primarily due to the addition to the fleet of two leased 737-700 aircraft during second quarter 2007, which was partially offset by the renegotiation of several aircraft leases over the past twelve months that resulted in lower lease rates.  The Company currently expects Aircraft rentals per ASM for third quarter 2007 to be at approximately the same level as second quarter 2007.

Landing fees and other rentals increased $14 million on a dollar basis.  On a per ASM basis, expense was flat compared to second quarter 2006, as an increase in landing fees per ASM was offset by a decrease in other rentals per ASM.  Both the 4.0 percent increase in landing fees per ASM and the 3.2 percent decrease in other rentals per ASM were primarily due to fluctuations in charges paid or credits received as a result of airports’ audits of prior periods versus second quarter 2006.  The Company currently expects Landing fees and other rentals per ASM in third quarter 2007 to be higher than the .56 cents per ASM in second quarter 2007, primarily due to fewer credits received as a result of airports' audits of prior periods.

Other operating expenses per ASM were flat compared to second quarter 2006’s performance of 1.45 cents.  On a dollar basis, other operating expenses increased $31 million, primarily due to a 16.0 percent increase in advertising expense.  The majority of the increase in advertising was in television and internet advertising.  For third quarter 2007, the Company expects Other operating expenses per ASM to be comparable to second quarter 2007’s 1.45 cents.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental first-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on December 31, 2007.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense decreased $5 million, or 14.7 percent, compared to second quarter 2006.  An increase in market interest rates was more than offset by a lower debt balance outstanding.  The majority of the Company’s long-term debt is at floating rates.  See Note 5 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest was flat compared to the prior year.

Interest income decreased by $7 million, or 33.3 percent, primarily due to a decrease in invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2007 and 2006 (in millions):

	Three months ended June 30,
	2007	2006

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(129)	$(88)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	4	(7)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(9)	(28)
Premium cost of fuel contracts included in Other (gains) losses, net	14	12
Other	-	(1)
	$(120)	$(112)

For the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during second quarter 2007), the Company expects a similar expense relating to these items in third quarter 2007.

The Company’s effective tax rate was 37.8 percent in second quarter 2007 compared to 35.3 percent in second quarter 2006.  The lower rate in second quarter 2006 was primarily due to a $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during that period.  The Company currently expects its full year 2007 effective rate to be approximately 38 percent.

Comparison of six months ended June 30, 2007, to six months ended June 30, 2006

Revenues

Consolidated operating revenues increased by $312 million, or 7.0 percent, primarily due to a $287 million, or 6.7 percent, increase in Passenger revenues.  The increase in Passenger revenues was primarily attributable to the 8.2 percent increase in capacity, as the Company added 38 aircraft since June 30, 2006 (and had no aircraft retirements).  The increase in capacity was partially offset, however, by a lower load factor compared to the six months ended June 30, 2006.  The first half 2007 load factor was 72.2 percent, compared to 73.7 percent for the six months ended June 30, 2006.  Passenger yield per RPM increased only slightly versus the six months ended June 30, 2006, as modest fare increases taken were mostly offset by a higher mix of discounted tickets flown during the first half of 2007.  Passenger revenue per ASM decreased 1.4 percent, as the slightly higher RPM yields were more than offset by the decline in load factor.

Consolidated freight revenues decreased by $11 million, or 14.9 percent, primarily as a result of the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of June 30, 2006.  Therefore, the Company had a $14 million shortfall in mail revenues versus the six months ended June 30, 2006.  This decrease was partially offset by higher freight and cargo revenues, primarily as a result of higher rates charged.  Other revenues increased by $36 million, or 37.9 percent, compared to 2006.  The increase was primarily due to higher commissions and incentives earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the six months ended June 30, 2007 and 2006, followed by explanations of changes on a per-ASM basis and/or on a dollar basis, when appropriate (in cents, except for percentages):

	Six months ended June 30,		Per ASM	Percent
	2007	2006	Change	Change

Salaries, wages, and benefits	3.25	3.34	(.09)	(2.7)
Fuel and oil	2.41	2.27	.14	6.2
Maintenance materials and repairs	.60	.50	.10	20.0
Aircraft rentals	.16	.18	(.02)	(11.1)
Landing fees and other rentals	.57	.54	.03	5.6
Depreciation	.56	.56	-	-
Other operating expenses	1.43	1.44	(0)	(1)

Total	8.98	8.83	.15	1.7

Operating expenses per ASM were 8.98 cents, a 1.7 percent increase compared to 8.83 cents for the six months ended June 30, 2006.  Higher fuel expense per ASM from a higher price per gallon of jet fuel, including hedging gains, and higher maintenance expense per ASM were partially offset by a decline in salaries, wages and benefits per ASM.  Excluding fuel, year-over-year CASM was virtually flat.

       Salaries, wages, and benefits expense per ASM decreased 2.7 percent compared to the six months ended June 30, 2006.  The decrease was primarily due to lower profitsharing expense and lower share-based compensation expense, partially offset by an increase in wage rates.  The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts.  Excluding these items from both years resulted in a 29.5 percent decrease in profitsharing contributions for first half 2007.  On a dollar basis, salaries, wages, and benefits expense increased $79 million.  Of this total, salaries and wages increased $107 million, primarily due to wage rate increases, and other benefits (excluding profitsharing and share-based compensation) increased by a total $19 million.  These increases were partially offset by a $27 million decrease in profitsharing expense, due to less income available for profitsharing, and a $20 million decrease in share-based compensation expense, due to a greater number of Employee stock options becoming vested in 2006 versus 2007.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.

Fuel and oil expense increased $152 million, and on a per ASM basis increased 6.2 percent, primarily due to a weaker hedge position held by the Company in 2007 versus 2006, partially offset by slightly lower market jet fuel prices.  In first half 2007, the Company held fuel derivative instruments that were at higher average crude oil-equivalent prices than in 2006.  The Company’s average fuel cost per gallon for the six months ended June 30, 2007, was $1.61, which was 6.6 percent higher than the same 2006 period, including the effects of hedging activities.  Excluding hedging gains in both years, the Company’s average jet fuel cost per gallon for the six months ended June 30, 2007, was $1.95 versus $1.97 for the same 2006 period.  For first half 2007, the Company had protected against over 95 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $50 per barrel, resulting in gains recorded in Fuel and oil expense of $251 million.  First half 2006 hedging gains recorded in Fuel and oil expense were $314 million.

Maintenance materials and repairs per ASM increased 20.0 percent compared to first half 2006, and increased $67 million on a dollar basis.  The majority of the increase on both a dollar basis and per ASM, was a result of higher airframe expense as the Company completed significantly more planned airframe inspection and repair events than in the prior year.  These airframe inspection events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event.

Aircraft rentals per ASM decreased 11.1 percent compared to first half 2006, and decreased $1 million on a dollar basis.  The majority of the decrease per ASM and on a dollar basis was due to the renegotiation of several aircraft leases over the past twelve months that resulted in lower lease rates, partially offset by the addition of two leased 737-700 aircraft during second quarter 2007.

Landing fees and other rentals increased $30 million on a dollar basis, and increased 5.6 percent on a per ASM basis compared to first half 2006, primarily from an increase in other rentals per ASM.  This increase per ASM was primarily due to higher rates at certain airports and an increase in airport space in locations in which the Company has increased the number of flights offered.

Other operating expenses increased $51 million, but decreased .7 percent per ASM compared to the six months ended June 30, 2007.  On a dollar basis, approximately 20 percent of the increase was due to higher credit card fees associated with the increase in revenues, and another 20 percent was related to higher personnel expenses associated with flight crews, such as hotel and meal costs.

Other

Interest expense decreased $10 million, or 14.7 percent, compared to first half 2006.  An increase in interest rates was more than offset by a lower debt balance outstanding.  The majority of the Company’s long-term debt is at floating rates.  See Note 5 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $1 million, or 3.8 percent, compared to the prior year, primarily due to a slight increase in the balances that qualify for interest capitalization—primarily progress payments made for future aircraft deliveries.

Interest income decreased by $12 million, or 30.8 percent, primarily due to a decrease in invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net for the six months ended June 30, 2007 and 2006 (in millions):

	Six months ended June 30,
	2007	2006

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(200)	$(130)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	9	4
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(26)	(10)
Premium cost of fuel contracts included in Other (gains) losses, net	29	23
Other	-	(1)
	$(188)	$(114)

The Company’s effective tax rate was 37.8 percent in first half 2007 compared to 35.5 percent in first half 2006.  The lower rate in 2006 was primarily due to a $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during that period.

Liquidity and Capital Resources

Net cash provided by operating activities was $980 million for the three months ended June 30, 2007, compared to $832 million in the same prior year period.  For the six months ended June 30, 2007, net cash provided by operating activities was $1.6 billion, which was comparable to the prior year.  The operating cash flows in both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $535 million for the six months ended June 30, 2007, versus an increase of $340 million during the six months ended June 30, 2006 (counterparty deposits are classified in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet).  The larger increase in these deposits during 2007 has been due to a larger increase in the fair value of the Company’s fuel derivative portfolio versus the same prior year period.  The fair value of the Company’s fuel derivatives increased from $1.0 billion at December 31, 2006, to $1.6 billion at June 30, 2007.  See Item 3, and Notes 5 and 7 to the unaudited condensed consolidated financial statements.  The increase in counterparty deposits was offset by smaller decreases in cash flows within several items, such as Other current assets, Other noncurrent assets and liabilities (classified as “Other” in the unaudited Condensed Consolidated Statement of Cash Flows), and Accounts receivable.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability as well as net income.  For the six months ended June 30, 2007, there was a $322 million increase in Air traffic liability, as a result of seasonal bookings for future travel, and the Company achieved net income of $371 million.  These amounts were comparable to the prior year $309 million increase in Air traffic liability and net income of $394 million.  Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended June 30, 2007, totaled $533 million compared to $480 million in 2006.  For the six months ended June 30, 2007, net cash flows used in investing activities was $804 million, compared to $789 million for the same 2006 period.  Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries.  In addition, investing activities for both periods were impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities.  During the six months ended June 30, 2007, the Company’s short-term investments increased by a net $140 million, versus a net increase of $145 million during the same prior year period.

Net cash used in financing activities during the three months ended June 30, 2007, was $460 million compared to $360 million used in financing activities for the same period in 2006.  For the six months ended June 30, 2007, net cash used in financing activities was $578 million, compared to $482 million for the same 2006 period.  During the six months ended June 30, 2007, the Company repurchased $674 million of its Common Stock, representing a total of 45.3 million shares.  This outflow was partially offset by $92 million received from Employees’ exercise of stock options.  In the prior year, the Company repurchased $503 million of its Common Stock and repaid $136 million in debt and capital lease obligations, which were partially offset by $136 million received from Employees’ exercise of stock options.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first six months of 2007, the Company purchased 19 new 737-700 aircraft from Boeing and leased an additional two previously owned 737-700 aircraft from a third party.  As part of the Company’s announced intention to slow its growth rate during fourth quarter 2007 and for all of 2008, the Company recently signed an agreement with Boeing to defer five of our scheduled 2008 deliveries.  The Company is also exploring other alternatives to reduce its fleet growth, which could consist of either the sale of aircraft in the Company’s fleet, or the return of leased aircraft at the end of their lease terms, among others.  In addition, the Company exercised certain 737-700 options in 2009 through 2014.   Through these actions, the Company now expects its fleet to grow by 19 net aircraft during 2008.  Based on these recent modifications, Southwest’s firm orders and options to purchase Boeing 737-700 aircraft are reflected in the following table:

	The Boeing Company			Other
			Purchase	Previously
	Firm	Options	Rights	Owned	Total

2007	37			2	39	*
2008	29				29	**
2009	18	10			28
2010	10	24			34
2011	10	22			32
2012	10	30			40
2013	19				19
2014	10				10
Through 2014	-	-	54		54
Total	143	86	54	2	285

* 2007 delivery dates: eight in first quarter, eleven in second quarter, eleven in third quarter and nine in fourth quarter.
** Currently exploring alternatives to reduce fleet growth by another ten aircraft, bringing 2008 net additions to 19.

The following table details information on the 500 aircraft in the Company’s fleet as of June 30, 2007:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	16.2	194	112	82
-500	122	16.2	25	16	9
-700	137	4.1	281	277	4

TOTALS		9.4	500	405	95

        The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.6 billion, subject to adjustments for inflation, due as follows: $488 million remaining in 2007, $735 million in 2008, $467 million in 2009, $341 million in 2010, $444 million in 2011, $458 million in 2012, $487 million in 2013 and $197 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at June 30, 2007, of $2.1 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility.  The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

In March 2007, the Company’s Board of Directors authorized a repurchase of up to $300 million of the Company’s Common Stock.  Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  This program was completed during May 2007, resulting in the repurchase of 20.5 million shares.  In May 2007, the Company’s Board of Directors authorized an additional repurchase of up to $500 million of the Company’s Common Stock.  As of July 17, 2007, the Company had repurchased 20 million shares for $295 million as part of this program.  See Item 2 of Part II of this filing for further information on these two repurchase programs.

The Company currently has outstanding shelf registrations for the issuance of up to $1.0 billion in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following: our expectations with respect to capacity, load factors, unit revenues, operating expenses, and tax rates; our liquidity, including our anticipated needs for, and sources of, funds; our initiatives and strategies to improve revenues; our plans and expectations for managing exposure to material increases in jet fuel prices; and our expectations and intentions relating to outstanding litigation.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or the Company’s present expectations. These factors include, among others:

(i)            the price and availability of aircraft fuel;
(ii)
our ability to timely and effectively prioritize our revenue initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iii)
the extent and timing of the Company’s  investment of incremental operating expenses and capital expenditures to develop and implement our initiatives and our corresponding ability to effectively control our operating expenses;

(iv)	our dependence on third party arrangements to assist with implementation of certain of our initiatives;
(v)	the impact of governmental regulations on our operating costs, as well as our operations generally;
(vi)           competitor capacity and load factors; and
(vii)
other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  During the first six months of 2007, the fair values of the Company’s fuel derivative contracts increased significantly.  At June 30, 2007, the estimated gross fair value of outstanding contracts was $1.6 billion, compared to $1.0 billion at December 31, 2006.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2007, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At June 30, 2007, the Company held $1.1 billion in fuel derivative related cash collateral deposits under these bilateral collateral provisions.  These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See also Note 7 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

April 1, 2007 through April 30, 2007	6,600,000	$14.98	6,600,000	$191,958,771

May 1, 2007 through May 31, 2007	13,190,100	$14.48	13,190,100	$966,123

June 1, 2007 through June 30, 2007	12,000,000	$14.53	12,000,000	$326,606,123

Total	31,790,100		31,790,100

(1) On March 15, 2007, the Company publicly announced a program for the repurchase of up to $300 million of the Company’s Common Stock.  This program was completed during May 2007, resulting in the purchase of 20.5 million shares.  On May 16, 2007, the Company publicly announced an additional program for the repurchase of up to $500 million of the Company’s Common Stock.  As of July 17, 2007, the Company had repurchased 20 million shares for $295 million as part of this program.  Repurchases for both programs have been made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 16, 2007.  The following matters received the following votes at the meeting:

(1)  Election of Directors.  The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2008:

Director	Votes For	Votes Withheld	Broker Non-Votes
Colleen C. Barrett	510,264,924	162,113,418	-
David W. Biegler	635,539,500	36,838,842	-
Louis E. Caldera	635,514,300	36,864,042	-
C. Webb Crockett	404,420,661	267,957,681	-
William H. Cunningham	635,024,456	37,353,886	-
Travis C. Johnson	632,606,549	39,771,793	-
Herbert D. Kelleher	517,682,554	154,695,788	-
Gary C. Kelly	518,968,570	153,409,772	-
Nancy B. Loeffler	499,659,164	172,719,178	-
John T. Montford	623,765,784	48,612,558	-

Director William P. Hobby retired as of the 2007 Annual Meeting.

(2) Approval of Amendment to the Company’s Articles of Incorporation.  A Company proposal to amend the Company’s Articles of Incorporation to eliminate supermajority voting requirements was passed as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
660,613,271	6,160,895	5,604,176	-

(3) Approval of 2007 Equity Incentive Plan.  A Company proposal to approve the Company’s 2007 Equity Incentive Plan was passed as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
397,136,490	169,171,148	5,198,192	100,872,512

(4) Ratification of Appointment of Independent Auditors.  The selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 was ratified as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
663,125,826	4,367,528	4,884,988	-

(5) Adoption of Simple Majority Vote.  A shareholder proposal to adopt a simple majority shareholder vote with respect to certain matters was considered.

Votes For	Votes Against	Abstentions	Broker Non-Votes
73,620,372	491,657,186	6,228,272	100,872,512

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
quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of
Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s
Registration Statement on Form S-8 (File No. 333-82735));
Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to
Articles of Incorporation of Southwest Airlines Co.
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 53 to Purchase Agreement No. 1810,
dated January 19, 1994 between The Boeing Company and Southwest.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the
Commission.
10.2	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007)
10.3	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K
dated May 16, 2007 (File No. 1-7259))
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

July 19, 2007	By	/s/ Laura Wright

Laura Wright
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
quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of
Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s
Registration Statement on Form S-8 (File No. 333-82735));
Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to
Articles of Incorporation of Southwest Airlines Co.
3.2	Bylaws of Southwest, as amended through January 2007 (incorporated by reference to Exhibit 3.2 to Southwest’s Current Report on Form 8-K dated January 18, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 53 to Purchase Agreement No. 1810,
dated January 19, 1994 between The Boeing Company and Southwest.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the
Commission.
10.2	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007)
10.3	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K
dated May 16, 2007(File No. 1-7259))
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer