Form 10-Q
period 2007-09-30
SOUTHWEST AIRLINES CO
filed 2007-10-22
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or
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

Number of shares of Common Stock outstanding as of the close of business on October 17, 2007:
734,037,983

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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$1,390
Short-term investments	507	369
Accounts and other receivables	326	241
Inventories of parts and supplies, at cost	204	181
Fuel derivative contracts	697	369
Prepaid expenses and other current assets	86	51
Total current assets	2,870	2,601

Property and equipment, at cost:
Flight equipment	12,698	11,769
Ground property and equipment	1,458	1,356
Deposits on flight equipment purchase contracts	655	734
	14,811	13,859
Less allowance for depreciation and amortization	4,144	3,765
	10,667	10,094
Other assets	987	765
	$14,524	$13,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$735	$643
Accrued liabilities	1,972	1,323
Air traffic liability	1,095	799
Current maturities of long-term debt	24	122
Total current liabilities	3,826	2,887

Long-term debt less current maturities	1,555	1,567
Deferred income taxes	2,404	2,104
Deferred gains from sale and leaseback of aircraft	110	120
Other deferred liabilities	360	333
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,171	1,142
Retained earnings	4,685	4,307
Accumulated other comprehensive income	723	582
Treasury stock, at cost	(1,118)	(390)
Total stockholders' equity	6,269	6,449
	$14,524	$13,460

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

OPERATING REVENUES:
Passenger	$2,482	$2,258	$7,069	$6,558
Freight	32	30	95	103
Other	74	54	205	149
Total operating revenues	2,588	2,342	7,369	6,810
OPERATING EXPENSES:
Salaries, wages, and benefits	832	771	2,413	2,273
Fuel and oil	660	563	1,831	1,581
Maintenance materials and repairs	160	117	450	341
Aircraft rentals	38	39	116	119
Landing fees and other rentals	145	128	422	374
Depreciation and amortization	140	131	411	381
Other operating expenses	362	332	1,062	981
Total operating expenses	2,337	2,081	6,705	6,050
OPERATING INCOME	251	261	664	760
OTHER EXPENSES (INCOME):
Interest expense	28	32	86	100
Capitalized interest	(13)	(12)	(39)	(38)
Interest income	(9)	(23)	(36)	(62)
Other (gains) losses, net	(32)	186	(221)	71
Total other expenses (income)	(26)	183	(210)	71

INCOME BEFORE INCOME TAXES	277	78	874	689
PROVISION FOR INCOME TAXES	115	30	341	247

NET INCOME	$162	$48	$533	$442

NET INCOME PER SHARE, BASIC	$.22	$.06	$.70	$.56

NET INCOME PER SHARE, DILUTED	$.22	$.06	$.69	$.53

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	739	789	765	796
Diluted	752	821	777	827

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162	$48	$533	$442
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	140	131	411	381
Deferred income taxes	105	24	272	238
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(4)	(11)	(12)
Share-based compensation expense	4	20	30	66
Excess tax benefits from share-based
compensation arrangements	(2)	(25)	(30)	(55)
Changes in certain assets and liabilities:
Accounts and other receivables	(5)	3	(85)	(29)
Other current assets	(69)	121	(218)	47
Accounts payable and accrued liabilities	(144)	(744)	686	(173)
Air traffic liability	(27)	10	296	319
Other, net	(6)	97	(133)	39
Net cash provided by (used in) operating activities	154	(319)	1,751	1,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(319)	(381)	(981)	(1,046)
Purchases of short-term investments	(1,535)	(1,277)	(3,607)	(3,348)
Proceeds from sales of short-term investments	1,538	1,319	3,469	3,245
Proceeds from ATA Airlines, Inc.
debtor in possession loan	-	-	-	20
Other, net	-	-	-	1
Net cash used in investing activities	(316)	(339)	(1,119)	(1,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	36	90	128	226
Payments of long-term debt and capital lease obligations	(101)	(1)	(116)	(137)
Payments of cash dividends	(3)	(4)	(14)	(14)
Repurchase of common stock	(327)	(98)	(1,001)	(600)
Excess tax benefits from share-based
compensation arrangements	2	25	30	55
Other, net	-	1	1	2
Net cash provided by (used in) financing activities	(393)	13	(972)	(468)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(555)	(645)	(340)	(333)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,605	2,592	1,390	2,280
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,050	$1,947	$1,050	$1,947

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$21	$20	$50	$58
Income taxes	$68	$7	$72	$10

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters.  However, as a result of the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods.  See Note 5 for further information.  Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2006, “Purchases of short-term investments” and “Proceeds from sales of short-term investments” are shown as gross amounts instead of being netted into a single line item within investing activities.

2.      SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Stock Option Plans

The Company has stock option plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans).  None of the collective bargaining plans were required to be approved by Shareholders.  Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years.    Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans.  Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms.  All of the options included in the Company’s definition of other Employee plans have been approved by Shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5.2 million shares of the Company’s Common Stock as of September 30, 2007. Although the Company does not have a formal policy per se, upon option exercise, the Company will typically issue Treasury stock, to the extent such shares are available.

Vesting terms for both collective bargaining plans and other Employee plans differ based on the grant made, and have ranged in length from immediate vesting to vesting over ten years, and have also included vesting periods in accordance with the period covered by collective bargaining agreement. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.  None of the Company’s past grants have included performance-based or market-based vesting conditions, as defined.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility.  During the three months ended September 30, 2007 and 2006, there were .1 million and .2 million stock options granted under the Company’s plans related to collective bargaining agreements, respectively.  The fair value of options granted under these plans during the three months ended September 30, 2007, ranged from $1.57 to $4.11, with a weighted-average fair value of $3.31.  The fair value of options granted under these plans during the three months ended September 30, 2006, ranged from $2.48 to $5.74, with a weighted-average fair value of $4.22.  During the three months ended September 30, 2007, there were .3 million stock options granted from the 2007 Equity Incentive Plan.  The fair value of options granted under this plan during the three months ended September 30, 2007, was $6.26.  Stock options granted from other Employee plans during the three months ended September 30, 2006, were immaterial.

The unaudited Condensed Consolidated Statement of Income for the three months ended September 30, 2007 and 2006 reflects share-based compensation cost of $4 million and $20 million, respectively.  The total tax benefit recognized from share-based compensation arrangements for the three months ended September 30, 2007 and 2006, was $2 million and $6 million, respectively.  The Company currently estimates that share-based compensation expense will be approximately $37 million for the full year 2007, before income taxes and profitsharing.

As of September 30, 2007, there was $43 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.  The total recognition period for the remaining unrecognized compensation cost is approximately eight years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 6.8 million shares of Common Stock to Employees of the Company.  These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period.  Common Stock purchases are paid for through periodic payroll deductions.  For the three months ended September 30, 2007 and 2006, participants under the ESPP purchased .3 million shares and .3 million shares at average prices of $13.74 and $15.55, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the three months ended September 30, 2007 and 2006, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.53 and $1.73, respectively.

3.      DIVIDENDS

During the three month periods ended March 31, June 30, and September 30, 2007, dividends of $.0045 per share were declared on the 787 million shares, 764 million shares, and 738 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31, June 30, and September 30, 2006, dividends of $.0045 per share were declared on the 803 million shares, 798 million shares, and 791 million shares of Common Stock then outstanding, respectively.

4.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

NUMERATOR:
Net income available to
common stockholders	$162	$48	$533	$442

DENOMINATOR:
Weighted-average shares
outstanding, basic	739	789	765	796
Dilutive effect of Employee stock
options	13	32	12	31
Adjusted weighted-average shares
outstanding, diluted	752	821	777	827

NET INCOME PER SHARE:
Basic	$.22	$.06	$.70	$.56

Diluted	$.22	$.06	$.69	$.53

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are significantly impacted by changes in jet fuel prices.  Jet fuel and oil consumed for the three months ended September 30, 2007 and 2006 represented approximately 28.2 percent and 27.1 percent of Southwest’s operating expenses, respectively.  In both years, jet fuel costs were the second largest expense incurred by the Company, following only salaries, wages, and benefits.  The Company utilizes financial derivative instruments to decrease its exposure to jet fuel price increases in its attempt to acquire jet fuel at the lowest possible cost.  Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited; however, the Company has found commodities for hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during the first nine months of 2007, the Company also has significant future positions.  The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to provide protection for approximately 90 percent of its remaining 2007 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $51 per barrel, and has also added refinery margin contracts on most of those positions.  Based on current growth plans, the Company is also approximately 70 percent protected for 2008 at approximately $51 per barrel, approximately 55 percent protected for 2009 at approximately $51 per barrel, over 25 percent protected for 2010 at approximately $63 per barrel, and has modest positions in 2011 and 2012.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Under SFAS 133, all derivatives are reflected at fair value in the Company’s unaudited Condensed Consolidated Balance Sheet, and all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed.  See Note 6 for further information on Accumulated other comprehensive income.  The Company is exposed to the risk that periodic changes will not be perfectly effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives exceed the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel, that ineffectiveness is recorded immediately to “Other (gains) and losses, net” in the income statement.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) and losses, net” in the income statement in the period of the change.

The Company has utilized historical data, which is updated every quarterly reporting period to ascertain whether SFAS 133 hedge accounting is allowed for every commodity the Company uses in its hedging program.  However, ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products.  In addition, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to the prices, as required by SFAS 133.  Due to these reasons, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for an entire commodity.  This may result, and has resulted, in increased volatility in the Company’s results.  The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded in recent years has been due to a number of factors.  These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection.  The number of instances in which the Company has discontinued hedge accounting for specific hedges has increased recently, primarily due to these reasons.  In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133.  In addition, the Company can no longer show that any unleaded gasoline-based derivative will be highly effective in offsetting future cash flows associated with the purchase of jet fuel, so the Company cannot utilize special hedge accounting for any unleaded gasoline-based derivatives.  When the Company cannot utilize special hedge accounting, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change.  However, any amounts that have been recorded in "Accumulated other comprehensive income" at the time special hedge accounting is discontinued, are required to remain in "Accumulated other comprehensive income" until the time that the original forecasted transaction affects earnings (i.e., the consumption of jet fuel occurs).  All cash flows associated with the purchase of derivative instruments (such as call options and collar structures) are classified as operating cash flows.

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

Net gains and/or losses on derivatives that are effective, as defined in SFAS 133, are reflected as a component of Fuel and oil expense in the unaudited Condensed Consolidated Statement of Income.  Ineffectiveness, as defined, gains and losses from derivative instruments that do not qualify for hedge accounting, and all premium costs associated with purchased option and collar contracts, are reflected in “Other (gains) losses, net.”  The following table presents the location of gains and/or losses on derivative instruments for the three and nine months ended September 30, 2006 and 2007.

	Three months ended September 30,
(In millions)	2007	2006

Fuel hedge (gains) included in Fuel and oil expense	$(188)	$(201)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(44)	123
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(11)	18
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	7	32
Premium cost of fuel contracts included in Other (gains) losses, net	14	13

	Nine months ended September 30,
(In millions)	2007	2006

Fuel hedge (gains) included in Fuel and oil expense	$(439)	$(515)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(216)	18
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(4)	22
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(45)	(3)
Premium cost of fuel contracts included in Other (gains) losses, net	43	37

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges.

	September 30,	December 31,
(In millions)	2007	2006

Fair value of current fuel contracts (Fuel derivative contracts)	$697	$369
Fair value of noncurrent fuel contracts (Other assets)	848	630
Due from third parties for settled fuel contracts (Accounts
and other receivables)	71	42
Net unrealized gains from fuel hedges, net of tax (Accumulated
other comprehensive income)	725	584

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.  Included in the above $725 million net unrealized gains from fuel hedges are approximately $339 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2007.

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

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt.  The fair value of the interest rate swap agreements, excluding accrued interest, at September 30, 2007, was a liability of approximately $26 million.  This entire amount is recorded in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt.

During 2007, the Company also entered into swap agreements to hedge the variability in interest rates on the anticipated issuance of $500 million in Pass Through Certificates.  These Pass Through Certificates were subsequently issued on October 3, 2007.  The swap agreements were accounted for as cash flow hedges, and were settled, resulting in a payment by the Company of $20 million.  The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt.  The ineffectiveness of the hedge transaction was immaterial.  See Note 10 for further information on the Pass Through Certificates.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  Comprehensive income totaled $133 million for the three months ended September 30, 2007 and comprehensive (loss) totaled $337 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, comprehensive income totaled $674 million and $269 million, respectively.  The differences between net income and comprehensive income (loss) for each of these periods were as follows:

	Three months ended September 30,
(In millions)	2007	2006

Net income	$162	$48
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of ($18) and ($240)	(29)	(386)
Other, net of deferred taxes of $0 and $1	-	1
Total other comprehensive income (loss)	(29)	(385)

Comprehensive income (loss)	$133	$(337)

	Nine months ended September 30,
(In millions)	2007	2006

Net income	$533	$442
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $87 and ($118)	141	(175)
Other, net of deferred taxes of $0 and $1	-	2
Total other comprehensive income (loss)	141	(173)

Comprehensive income	$674	$269

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at June 30, 2007	$754	$(2)	$752
Third quarter 2007 changes in value	78	-	78
Reclassification to earnings	(107)	-	(107)
Balance at September 30, 2007	$725	$(2)	$723

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2006	$584	$(2)	$582
2007 changes in value	383	-	383
Reclassification to earnings	(242)	-	(242)
Balance at September 30, 2007	$725	$(2)	$723

7.  OTHER ASSETS AND ACCRUED LIABILITIES

	September 30,	December 31,
(In millions)	2007	2006

Noncurrent fuel hedge contracts, at fair value	$848	$630
Other	139	135
Other assets	$987	$765

	September 30,	December 31,
(In millions)	2007	2006

Retirement Plans	$106	$165
Aircraft Rentals	118	128
Vacation Pay	164	151
Advances and deposits	1,159	546
Deferred income taxes	137	78
Other accrued benefits	148	101
Other	140	154
Accrued liabilities	$1,972	$1,323

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended September 30,
(In millions)	2007	2006

Service cost	$4	$4
Interest cost	1	1
Amortization of prior service cost	1	-
Recognized actuarial loss		-

Net periodic postretirement benefit cost	$6	$5

	Nine months ended September 30,
(In millions)	2007	2006

Service cost	$11	$11
Interest cost	4	4
Amortization of prior service cost	2	1
Recognized actuarial loss	-	-

Net periodic postretirement benefit cost	$17	$16

9.  PROJECT EARLY DEPARTURE

Project Early Departure was a voluntary early retirement program offered in July to eligible Employees, in which the Company offered a cash bonus of $25,000 plus medical/dental continuation coverage and travel privileges based on eligibility.

A total of 608 out of approximately 8,500 eligible Employees elected to participate in the program. The number of Employees from each group that accepted the package is as follows: 395 from Reservations, 165 from Ground Operations, 41 from Inflight and seven from Provisioning.  The participants’ last day of work falls between September 30, 2007 and April 30, 2008, based on the operational needs of particular work locations and departments.  The Company did not have a target or expectation for the number of Employees expected to accept the package.

Project Early Departure resulted in a pre-tax, pre-profitsharing, one-time charge of approximately $25 million during third quarter 2007, all of which is reflected in Salaries, wages and benefits in the accompanying unaudited Condensed Consolidated Statement of Income.  Approximately $18 million remained and was classified as an accrued liability in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2007.  The Company anticipates that future cost savings will be approximately $20 million annually through 2012.  The Company will continue to address future staffing needs, but currently anticipates that the majority of the positions will be filled with entry-level Employees at lower wage rates to meet operational demands.  The purpose of this voluntary initiative and other initiatives is to help the Company curb cost pressures, such as higher wage rates and the increase in fuel prices.

10.           LONG-TERM DEBT

On September 1, 2007, the Company redeemed its $100 million senior unsecured 7 7/8% notes on their scheduled maturity date.

On October 3, 2007, the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates.  A separate trust was established for each class of certificates.  The trusts used the proceeds from the sale of certificates to acquire equipment notes, which were issued by Southwest on a full recourse basis.  Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust.  The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by Southwest and are secured by a mortgage on such aircraft.  Interest on the equipment notes held for the certificates is payable semi-annually, beginning February 1, 2008.  Also beginning February 1, 2008, principal payments on the equipment notes held for both series of certificates are due semi-annually until the balance of the certificates mature on August 1, 2022.  The Company plans to use the proceeds from the issuance of the Pass Through Certificates for general corporate purposes.

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

12.           RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes.  Penalties are recorded in “Other (gains) losses, net,” and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income.  For the nine months ended September 30, 2007, the Company recorded approximately $1 million in interest income related to the settlement of audits for certain prior periods.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2007 and 2006 are as follows:
	Three months ended September 30,
	2007	2006	Change

Revenue passengers carried	23,553,366	21,558,982	9.3%
Enplaned passengers	27,242,613	24,880,646	9.5%
Revenue passenger miles (RPMs) (000s)	19,685,690	17,767,128	10.8%
Available seat miles (ASMs) (000s)	25,715,957	23,784,615	8.1%
Load factor	76.6%	74.7%	1.9	pts.
Average length of passenger haul (miles)	836	824	1.5%
Average aircraft stage length (miles)	633	625	1.3%
Trips flown	297,782	279,032	6.7%
Average passenger fare	$105.37	$104.75	0.6%
Passenger revenue yield per RPM (cents)	12.61	12.71	(0.8)%
Operating revenue yield per ASM (cents)	10.06	9.85	2.1%
Operating expenses per ASM (cents)	9.09	8.75	3.9%
Operating expenses per ASM, excluding fuel (cents)	6.52	6.38	2.2%
Fuel costs per gallon, excluding fuel tax	$1.69	$1.56	8.3%
Fuel consumed, in gallons (millions)	388	359	8.1%
Full-time equivalent Employees at period-end	33,787	32,144	5.1%
Size of fleet at period-end	511	475	7.6%

	Nine months ended September 30,
	2007	2006	Change

Revenue passengers carried	66,956,318	62,757,726	6.7%
Enplaned passengers	77,035,110	72,202,988	6.7%
Revenue passenger miles (RPMs) (000s)	54,813,530	50,891,473	7.7%
Available seat miles (ASMs) (000s)	74,377,009	68,748,057	8.2%
Load factor	73.7%	74.0%	(.3)	pts.
Average length of passenger haul (miles)	819	811	1.0%
Average aircraft stage length (miles)	630	620	1.6%
Trips flown	865,329	812,428	6.5%
Average passenger fare	$105.57	$104.50	1.0%
Passenger revenue yield per RPM (cents)	12.90	12.89	0.1%
Operating revenue yield per ASM (cents)	9.91	9.91	0.0%
Operating expenses per ASM (cents)	9.01	8.80	2.4%
Operating expenses per ASM, excluding fuel (cents)	6.55	6.50	0.8%
Fuel costs per gallon, excluding fuel tax	$1.64	$1.53	7.2%
Fuel consumed, in gallons (millions)	1,114	1,032	7.9%
Full-time equivalent Employees at period-end	33,787	32,144	5.1%
Size of fleet at period-end	511	475	7.6%

Material Changes in Results of Operations

Summary

The Company’s third quarter 2007 net income of $162 million ($.22 per share, diluted), represented the Company’s 66th consecutive quarterly profit and compared favorably to the Company’s third quarter 2006 profit of $48 million ($.06 per share, diluted).  Both third quarter 2007 and third quarter 2006 had significant adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In third quarter 2007, forward prices for the derivatives Southwest uses for hedging purposes increased, resulting in unrealized gains related to the higher fair values of these contracts, and in third quarter 2006, forward prices had decreased, resulting in the recording of significant unrealized losses related to the lower fair values of these contracts.  Primarily as a result of the third quarter 2007 rise in prices for fuel derivatives that will settle in future periods or that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $48 million in net gains, which are included in “Other (gains) losses, net.”  In third quarter 2006, the Company recorded a total of $173 million in losses associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities.

Third quarter 2007 operating income decreased $10 million, or 3.8 percent, compared to third quarter 2006, as an increase in operating expenses outpaced an increase in operating revenues.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  Although the Company’s fuel hedging program has resulted in significant unrealized gains and losses being recorded to “Other (gains) losses, net” for several years, it also continues to provide excellent economic benefits to the Company.  Even with a less favorable fuel hedge position in 2007 versus 2006, our hedging program resulted in the realization of approximately $189 million in cash settlements for third quarter 2007 compared to $200 million in cash settlements for third quarter 2006.  The majority of the $189 million in third quarter 2007 cash settlements were reflected as a reduction to Fuel and oil expense.  Even including this third quarter 2007 hedge position, fuel cost per gallon increased 8.3 percent versus third quarter 2006.

The decrease in operating income was primarily due to the fact that operating expenses grew 12.3 percent, while operating revenues grew only 10.5 percent.  The increase in operating expenses included a $25 million charge associated with an early retirement program taken by over 600 Employees during third quarter 2007, higher fuel costs, and higher maintenance expenses. Excluding the $25 million early retirement charge, net of profitsharing, third quarter 2007 operating income would have moderately exceeded the prior year.  Although the Company achieved a higher passenger load factor in third quarter 2007 versus 2006, RPM yields (passenger revenues divided by revenue passenger miles) declined .8 percent as passengers paid less to fly on a per mile basis.  This was primarily due to the fact that the higher load factors resulted from strong demand for low fares.

For the nine months ended September 30, 2007, net income increased 20.6 percent to $533 million ($.69 per share, diluted), compared to net income of $442 million ($.53 per share, diluted) for the same 2006 period.  Results in both years were significantly impacted by gains associated with fuel derivatives that did not qualify for special hedge accounting, as well as ineffectiveness associated with hedges, as defined.  For the nine months ended September 30, 2007, these gains and hedge ineffectiveness totaled $265 million compared to losses of $37 million for the first nine months of 2006.  Operating income, which excludes these items, was $664 million for the nine months ended September 30, 2007, a decrease of 12.6 percent compared to the prior year.  Operating expenses grew 10.8 percent, led by a 32.0 percent increase in maintenance expense and a 15.8 percent increase in fuel expense, while operating revenues grew 8.2 percent compared to the first nine months of 2006.

The early retirement program that was offered by the Company and accepted by more than 600 Employees during third quarter 2007 is one of many efforts underway in an attempt to improve the Company’s future profitability.  Although the program resulted in a one-time $25 million charge to salaries, wages and benefits in third quarter 2007, the Company expects savings in excess of $20 million per year over the next several years, as those Employees will be replaced by workers with lower initial wage rates.  See Note 9 to the unaudited condensed consolidated financial statements for further information on this program.  The Company has also outlined several initiatives that are designed to improve future revenues and enhance Customer Service, some of which have been recently announced.  For example, the Company’s new Customer boarding method for flights is designed to significantly reduce the average time a Customer spends waiting in line at the gate, while retaining the Company’s famous open seating policy once aboard the aircraft.  The new boarding method is scheduled to be implemented systemwide November 8, 2007, and allows for future enhancements such as product customization and additional incentives for the business and leisure traveler.  In October 2007, the Company also announced an updated gate design to enhance the airport experience for Customers, to be installed at all 64 airports served by the Company.  This “gate makeover” is scheduled for completion during mid-year 2008.  Other items the Company intends to roll out in the near future include: introduction of an enhanced fare structure and Rapid Rewards frequent flyer program in fourth quarter 2007; launch of a new advertising campaign; and the expansion of our GDS (Global Distribution System) and corporate travel account efforts through agreements with Travelport’s Galileo and Worldspan.  In connection with and in support of these initiatives, the Company also intends to implement significant technology enhancements.

Based on our current forecast, the Company expects fourth quarter 2007 capacity to grow approximately five to six percent versus fourth quarter 2006.  The Company will receive nine new Boeing 737-700 aircraft deliveries in fourth quarter 2007.  The Company also anticipates a six percent available seat mile growth for 2008, based upon the planned delivery of 29 Boeing 737-700 aircraft, less the retirement and/or sale of at least ten existing aircraft, bringing 2008 planned additions to no more than 19 net aircraft.  The Company’s unit revenue trends improved throughout third quarter 2007 and we currently expect those trends to continue into fourth quarter 2007.  Current bookings for fourth quarter 2007 are solid and Passenger revenue per ASM is currently expected to be up approximately 3 percent versus fourth quarter 2006.  In addition, based on these revenue trends, bookings, and planned revenue initiatives and barring a slowdown in the domestic economy, we expect fourth quarter 2007 operating unit revenues to exceed year ago levels.

Comparison of three months ended September 30, 2007, to three months ended September 30, 2006

Revenues

Consolidated operating revenues increased by $246 million, or 10.5 percent, primarily due to a $224 million, or 9.9 percent, increase in Passenger revenues.  The increase in Passenger revenues was primarily attributable to the 8.1 percent increase in capacity, as the Company added 36 aircraft since the end of third quarter 2006 (and had no aircraft retirements).  The increase in Passenger revenues compared to capacity was primarily due to a higher load factor, as average fares were comparable to the same prior year period.  The Company’s third quarter 2007 load factor increased 1.9 points versus third quarter 2006 and represented a Company record for the quarter at 76.6 percent.  As a result of this higher load factor, Passenger revenues per available seat mile also increased 1.7 percent compared to third quarter 2006.  However, RPM yields (Passenger revenues divided by revenue passenger miles) declined .8 percent due to a higher mix of discounted fares in third quarter 2007.

Consolidated freight revenues increased by $2 million, or 6.7 percent, primarily as a result of higher rates charged.  The Company expects a comparable increase in consolidated freight revenues for fourth quarter 2007 compared to fourth quarter 2006.  Other revenues increased by $20 million, or 37.0 percent, compared to third quarter 2006, primarily due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  This included a new long term agreement signed with a business partner during second quarter 2007, which resulted in higher rates and certain incentives that the Company had not received in previous agreements for our co-branded Visa card.  The Company expects a year-over-year increase in Other revenues for fourth quarter 2007, although at a lower rate than experienced in third quarter 2007.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the three months ended September 30, 2007 and 2006, followed by explanations of changes on a per-ASM basis and/or on a dollar basis, when appropriate (in cents, except for percentages):

	Three months ended September 30,		Per ASM	Percent
	2007	2006	Change	Change

Salaries, wages, and benefits	3.23	3.24	(.01)	(.3)
Fuel and oil	2.57	2.37	.20	8.4
Maintenance materials
and repairs	.62	.49	.13	26.5
Aircraft rentals	.15	.16	(.01)	(6.3)
Landing fees and other rentals	.57	.54	.03	5.6
Depreciation	.54	.55	(.01)	(1.8)
Other operating expenses	1.41	1.40	.01	.7
Total	9.09	8.75	.34	3.9

      Operating expenses per ASM were 9.09 cents, a 3.9 percent increase compared to 8.75 cents for third quarter 2006.  Over 55 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 8.3 percent versus the prior year, net of hedging.  Approximately 35 percent of the increase per ASM was due to higher maintenance materials and repairs expense, as a result of an increase in the cost and number of both engine and airframe repair events.  The remainder of the increase was primarily due to the $25 million charge related to the Company’s early retirement program during third quarter 2007; however, this was mostly offset in Salaries, wages and benefits by lower share-based compensation and lower profitsharing expense.  Excluding fuel, year-over-year CASM increased 2.2 percent to 6.52 cents, primarily due to the increase in maintenance costs.  Based on current unit operating cost trends and various cost pressures, the Company expects fourth quarter 2007 unit costs, excluding fuel, to be higher than third quarter 2007’s 6.52 cents per ASM, primarily due to higher expected advertising costs, higher airport costs, higher fuel taxes, and expense associated with the Company’s aforementioned “gate makeover.”  The Company currently expects to spend a total of approximately $30 million to $40 million on its “gate makeover” project, the majority of which is expected to be capitalized; however, portions of the project are not expected to be eligible for capitalization and will be immediately expensed during the period they are incurred.  For fourth quarter 2007, the Company expects this expense to be approximately $5 million.  The Company’s decision to slow its growth in fourth quarter 2007 is negatively impacting unit cost trends. Our fourth quarter 2007 flight schedule, which had been set before the decision to reduce capacity growth, is not optimized and the Company is incurring costs related to excess capacity that cannot be eliminated until January 2008.

Salaries, wages, and benefits expense per ASM declined slightly compared to third quarter 2006, but on a dollar basis increased $61 million.  Both figures included the impact of the one-time $25 million charge in third quarter 2007 associated with the early retirement program offered by the Company.  Excluding this charge, on a per-ASM basis, the Company would have experienced a larger decrease in Salaries, wages and benefits, as a result of lower share-based compensation expense and lower profitsharing expense versus third quarter 2006.  The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.  On a dollar basis, excluding the one-time $25 million third quarter 2007 charge (net of related profitsharing savings of $4 million), the remaining $40 million increase in Salaries, wages and benefits was primarily due to higher wages from a 5.1 percent increase in headcount, partially offset by lower share-based compensation expense.    The Company currently expects Salaries, wages, and benefits per ASM in fourth quarter 2007 to be lower than the 3.26 cents reported in fourth quarter 2006, primarily due to lower share-based compensation expense.

Fuel and oil expense increased $97 million, and on a per ASM basis increased 8.4 percent, primarily due to a weaker hedge position held by the Company in third quarter 2007 versus third quarter 2006 as well as higher average prices, excluding hedging.  In third quarter 2007, the Company held fuel derivative instruments that were at higher average crude oil-equivalent prices than in third quarter 2006.  The Company’s average fuel cost per gallon in third quarter 2007 was $1.69, which is 8.3 percent higher than third quarter 2006, including the effects of hedging activities.  Excluding hedging, the Company’s average fuel cost per gallon in third quarter 2007 was $2.18 versus $2.12 in third quarter 2006.  For third quarter 2007, the Company had protected over 90 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $51 per barrel, resulting in gains recorded in Fuel and oil expense of $188 million.  Third quarter 2006 hedging gains recorded in Fuel and oil expense were $201 million.

For fourth quarter 2007, the Company has fuel derivatives in place for approximately 90 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $51 per barrel of crude oil and has added refinery margins on the majority of those positions.  Based on this protection and current market prices, we are currently estimating our fourth quarter 2007 jet fuel cost per gallon to be in the $1.80 range.  The majority of the Company's near term fuel derivatives are in the form of option contracts.  At September 30, 2007, the estimated net fair value of the Company’s fuel derivative contracts was $1.5 billion.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. The Company has also continued its efforts to conserve fuel, and in 2007 began installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (substantially all 737-700 aircraft are already equipped with winglets).  Installations have begun on these 737-300 aircraft and are expected to be completed in late 2008 or early 2009.

Maintenance materials and repairs per ASM increased 26.5 percent, and on a dollar basis increased $43 million compared to third quarter 2006.  Approximately half of the increase per ASM was a result of higher engine expense related to the Company’s 737-700 aircraft, as the number of scheduled overhaul events for these aircraft engines was significantly higher than the same prior year period.  This is primarily due to the maturing of these aircraft, which make up the majority of the Company’s fleet.  The majority of the remainder of the increase per ASM was in airframe expense as the Company also completed significantly more planned airframe inspection and repair events than in the prior year.  These airframe inspection events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event.  This increase in airframe maintenance is due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft, which began in 2006.  This transition is expected to have an impact on maintenance expense for the next two to three years; however, the Company does not expect these higher airframe costs to be a long-term trend.  The Company currently expects Maintenance materials and repairs per ASM for fourth quarter 2007 to be comparable to third quarter 2007’s .62 cents.

Aircraft rentals per ASM decreased 6.3 percent compared to third quarter 2006, and on a dollar basis, expense decreased $1 million.  The decrease per ASM was primarily due to the 8.1 percent increase in ASMs, combined with the slight reduction in expense on a dollar basis.  The Company currently expects Aircraft rentals per ASM for fourth quarter 2007 to be at approximately the same level as fourth quarter 2006.

Landing fees and other rentals increased $17 million on a dollar basis, and on a per ASM basis increased 5.6 percent compared to third quarter 2006.  The majority of the increases on both a dollar basis and a per ASM basis were due to higher space rentals in airports.  These higher rentals were a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.  The Company currently expects Landing fees and other rentals per ASM in fourth quarter 2007 to be higher than the .57 cents per ASM in third quarter 2007, primarily due to the same reasons noted above for third quarter 2007, combined with credits received as a result of airports’ audits of prior periods during third quarter 2007 that are not currently expected to be repeated during fourth quarter 2007.

       Depreciation expenses per ASM declined slightly compared to third quarter 2006 but increased by $9 million on a dollar basis.  The increase on a dollar basis was primarily due to the Company’s addition of 36 Boeing 737-700’s to its fleet over the past twelve months, of which 34 were purchased.  For fourth quarter 2007, the Company expects Depreciation expenses per ASM to be comparable to fourth quarter 2006’s .56 cents.

Other operating expenses per ASM increased slightly compared to third quarter 2006’s performance of 1.40 cents.  On a dollar basis, other operating expenses increased $30 million.  The largest single items contributing to this dollar increase were identical $6 million increases in personnel expenses and credit card transaction fees associated with the increase in revenues.  For fourth quarter 2007, the Company currently expects Other operating expenses per ASM to be in the 1.50 cent range.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on December 31, 2007.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense decreased $4 million, or 12.5 percent, compared to third quarter 2006.  An increase in market interest rates was more than offset by a lower debt balance outstanding.  The majority of the Company’s long-term debt is at floating rates.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $1 million compared to the prior year primarily due to a slight increase in progress payment balances for scheduled future aircraft deliveries.

Interest income decreased by $14 million, or 60.9 percent, primarily due to a decrease in the average balance of invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In millions)	2007	2006

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(44)	$123
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(11)	18
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	7	32
Premium cost of fuel contracts included in Other (gains) losses, net	14	13
Other	2	-
	$(32)	$186

For the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during third quarter 2007), the Company expects a similar expense relating to these items in fourth quarter 2007.

The Company’s effective tax rate was 41.5 percent in third quarter 2007 compared to 38.9 percent in third quarter 2006.  The higher rate in third quarter 2007 was primarily due to a state of Illinois tax law change during third quarter 2007 that resulted in a net $11 million ($.01 per share, diluted) increase to state deferred tax liabilities that is recorded in third quarter 2007 tax expense.  As a result of this law change, the Company currently expects its full year 2007 effective rate to be approximately 39 percent.

Comparison of nine months ended September 30, 2007, to nine months ended September 30, 2006

Revenues

Consolidated operating revenues increased by $559 million, or 8.2 percent, primarily due to a $511 million, or 7.8 percent, increase in Passenger revenues.  The increase in Passenger revenues was primarily attributable to the 8.2 percent increase in capacity, as the Company added 36 aircraft since September 30, 2006 (and had no aircraft retirements).  The increase in capacity was partially offset, however, by a slightly lower load factor compared to the nine months ended September 30, 2006.  The 2007 load factor was 73.7 percent, compared to 74.0 percent for the nine months ended September 30, 2006.  Passenger yield per RPM was basically flat versus the nine months ended September 30, 2006, as modest fare increases taken were mostly offset by a higher mix of discounted tickets flown during the first nine months of 2007.  Passenger revenue per ASM was also flat compared to the same prior year period.

Consolidated freight revenues decreased by $8 million, or 7.8 percent, primarily as a result of the Company’s decision to discontinue the carrying of mail for the U.S. Postal Service effective as of June 30, 2006.  Therefore, the Company had a $14 million shortfall in mail revenues versus the nine months ended September 30, 2006.  This decrease was partially offset by higher freight and cargo revenues, primarily as a result of higher rates charged.  Other revenues increased by $56 million, or 37.6 percent, compared to 2006.  The increase was primarily due to higher commissions and incentives earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.

Operating expenses

To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the nine months ended September 30, 2007 and 2006, followed by explanations of changes on a per-ASM basis and/or on a dollar basis, when appropriate (in cents, except for percentages):

	Nine months ended September 30,		Per ASM	Percent
	2007	2006	Change	Change

Salaries, wages, and benefits	3.24	3.31	(.07)	(2.1)
Fuel and oil	2.46	2.30	.16	7.0
Maintenance materials
and repairs	.60	.50	.10	20.0
Aircraft rentals	.16	.17	(.01)	(5.9)
Landing fees and other rentals	.57	.54	.03	5.6
Depreciation	.55	.55	-	-
Other operating expenses	1.43	1.43	-	-
Total	9.01	8.80	.21	2.4

        Operating expenses per ASM were 9.01 cents, a 2.4 percent increase compared to 8.80 cents for the nine months ended September 30, 2006.  Higher fuel expense per ASM from a higher price per gallon of jet fuel, net of hedging, and higher maintenance expense per ASM were partially offset by a decline in salaries, wages and benefits per ASM.  Excluding fuel, year-over-year CASM increased .8 percent.

Salaries, wages, and benefits expense per ASM decreased 2.1 percent compared to the nine months ended September 30, 2006, including the impact of the one-time $25 million charge in third quarter 2007 associated with the early retirement program offered by the Company.  Excluding the impact of this charge, the decrease was larger primarily due to lower profitsharing expense and lower share-based compensation expense, partially offset by an increase in wage rates.  The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts.  Excluding these items from both years resulted in a 21.8 percent decrease in profitsharing contributions for the first nine months of 2007.  On a dollar basis, salaries, wages, and benefits expense increased $140 million.  Excluding the one-time charge of $25 million in 2007, the remainder of the change included a $159 million salary increase, primarily due to higher wages from a 5.1 percent increase in headcount, and a $22 million benefits increase (excluding profitsharing and share-based compensation).  These increases were partially offset by a $30 million decrease in profitsharing expense, due to less income available for profitsharing, and a $36 million decrease in share-based compensation expense, primarily due to a greater number of Employee stock options becoming vested in 2006 versus 2007.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.

Fuel and oil expense increased $250 million, and on a per ASM basis increased 7.0 percent, primarily due to a weaker hedge position held by the Company in 2007 versus 2006.  In the first nine months of 2007, the Company held fuel derivative instruments that were at higher average crude oil-equivalent prices than in 2006.  The Company’s average fuel cost per gallon for the nine months ended September 30, 2007, was $1.64, which was 7.2 percent higher than the same 2006 period, including the effects of hedging activities.  Excluding hedging gains in both years, the Company’s average jet fuel cost per gallon for the nine months ended September 30, 2007, and for the nine months ended September 30, 2006, was $2.03 for each period.  For the first nine months of 2007, the Company had protected against over 90 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $50 per barrel, resulting in gains recorded in Fuel and oil expense of $439 million.  During the first nine months of 2006, hedging gains recorded in Fuel and oil expense were $515 million.

Maintenance materials and repairs per ASM increased 20.0 percent compared to the first nine months of 2006, and increased $109 million on a dollar basis.  The majority of the increase on both a dollar basis and per ASM, was a result of higher airframe expense as the Company completed significantly more planned airframe inspection and repair events than in the prior year.  These airframe inspection events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event, and were partially due to the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft which began in 2006.

Landing fees and other rentals increased $48 million on a dollar basis, and increased 5.6 percent on a per ASM basis compared to the first nine months of 2006, primarily from an increase in other rentals per ASM.  This increase per ASM was primarily due to higher rates at certain airports and an increase in airport space in locations in which the Company has increased the number of flights offered.

Other operating expenses increased $81 million, but was flat per ASM compared to the nine months ended September 30, 2006.  On a dollar basis, approximately 20 percent of the increase was due to higher credit card fees associated with the increase in revenues, and another 20 percent was related to higher personnel expenses associated with flight crews, such as hotel and meal costs.

Other

Interest expense decreased $14 million, or 14.0 percent, compared to the first nine months of 2006.  An increase in interest rates was more than offset by a lower debt balance outstanding.  The majority of the Company’s long-term debt is at floating rates.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest increased $1 million, or 2.6 percent, compared to the prior year, primarily due to a slight increase in the balances that qualify for interest capitalization—primarily progress payments made for future aircraft deliveries.

Interest income decreased by $26 million, or 41.9 percent, primarily due to a decrease in invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
(In millions)	2007	2006

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(216)	$18
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(4)	22
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(45)	(3)
Premium cost of fuel contracts included in Other (gains) losses, net	43	37
Other	1	(3)
	$(221)	$71

The Company’s effective tax rate was 39.0 percent in the first nine months of 2007 compared to 35.9 percent in the same 2006 period.  The lower rate in 2006 was primarily due to a $13 million net reduction related to a revision in the State of Texas franchise tax law enacted during 2006.  The 2007 rate also included an $11 million ($.01 per share, diluted) net addition related to a revision in the Illinois income tax laws enacted in 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $154 million for the three months ended September 30, 2007, compared to $319 million used in operating activities in the same prior year period.  For the nine months ended September 30, 2007, net cash provided by operating activities was $1.8 billion, compared to $1.3 billion provided by operating activities in the prior year.  The operating cash flows through September 30 in both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $600 million for the nine months ended September 30, 2007, versus a decrease of $270 million during the nine months ended September 30, 2006 (counterparty deposits are classified in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet).  The fluctuations in these deposits in both years has been due to large changes in the fair value of the Company’s fuel derivatives portfolio.  The fair value of the Company’s fuel derivatives increased from $1.0 billion at December 31, 2006, to $1.5 billion at September 30, 2007, but decreased from $1.7 billion at December 31, 2005, to $1.3 billion at September 30, 2006.  See Item 3, and Notes 5 and 7 to the unaudited condensed consolidated financial statements.  The 2007 increase in counterparty deposits was partially offset by smaller decreases in cash flows within several items, such as Other current assets, Other noncurrent assets and liabilities (classified as “Other” in the unaudited Condensed Consolidated Statement of Cash Flows), and Accounts receivable.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability as well as net income.  For the nine months ended September 30, 2007, there was a $296 million increase in Air traffic liability, as a result of seasonal bookings for future travel, and the Company achieved net income of $533 million.  These amounts were comparable to the prior year $319 million increase in Air traffic liability and net income of $442 million.  Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended September 30, 2007, totaled $316 million compared to $339 million in 2006.  For the nine months ended September 30, 2007, net cash flows used in investing activities was $1.1 billion, the same as the comparable 2006 period.  Investing activities in both years consisted primarily of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries.  In addition, investing activities for both periods were impacted by changes in the balance of the Company’s short-term investments, namely auction rate securities.  During the nine months ended September 30, 2007, the Company’s short-term investments increased by a net $138 million, versus a net increase of $103 million during the same prior year period.

Net cash used in financing activities during the three months ended September 30, 2007, was $393 million compared to $13 million provided by financing activities for the same period in 2006.  For the nine months ended September 30, 2007, net cash used in financing activities was $972 million, compared to $468 million for the same 2006 period.  During the nine months ended September 30, 2007, the Company repurchased $1.0 billion of its Common Stock, representing a total of 66.4 million shares, and repaid a total of $116 million in long-term debt and capital lease obligations, including the Company’s $100 million senior unsecured 7 7/8% notes in September 2007.  These outflows were partially offset by $128 million received from Employees’ exercise of stock options.  For the nine months ended September 30, 2006, the Company repurchased $600 million of its Common Stock and repaid $137 million in debt and capital lease obligations, which were partially offset by $226 million received from Employees’ exercise of stock options.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first nine months of 2007, the Company purchased 28 new 737-700 aircraft from Boeing and leased an additional two previously owned 737-700 aircraft from a third party.  In addition, the Company will receive nine more 737-700 aircraft from Boeing during fourth quarter 2007.  The Company also currently expects its fleet to grow by no more than 19 net aircraft during 2008.  Southwest’s firm orders and options to purchase Boeing 737-700 aircraft are reflected in the following table:

	The Boeing Company			Other
			Purchase	Previously
	Firm	Options	Rights	Owned	Total

2007	37			2	39	*
2008	29				29	**
2009	18	10			28
2010	10	24			34
2011	10	22			32
2012	10	30			40
2013	19				19
2014	10				10
Through 2014	-	-	54		54
Total	143	86	54	2	285

* 2007 delivery dates: eight in first quarter, eleven in second quarter, eleven in third quarter and nine in fourth quarter.
** The Company currently plans to reduce its fleet in 2008 by at least 10 aircraft, bringing 2008 planned net additions to no more than 19 aircraft.

         The following table details information on the 511 aircraft in the Company’s fleet as of September 30, 2007:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	16.4	194	112	82
-500	122	16.4	25	16	9
-700	137	4.1	292	288	4
TOTALS		9.4	511	416	95

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.4 billion, subject to adjustments for inflation, due as follows: $232 million remaining in 2007, $735 million in 2008, $467 million in 2009, $341 million in 2010, $444 million in 2011, $458 million in 2012, $487 million in 2013 and $197 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at September 30, 2007, of $1.6 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility.  As discussed in Note 10 to the unaudited condensed consolidated financial statements, on October 3, 2007, the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates.  The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

In May 2007, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  This program was completed during third quarter 2007, resulting in the repurchase of 32.9 million shares.  See Item 2 of Part II of this filing for further information on this repurchase program.

The Company currently has outstanding shelf registrations for the issuance of up to $540 million in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following: our expectations with respect to revenues and operating expenses; our growth expectations; our liquidity, including our anticipated needs for, and sources of, funds; our initiatives and strategies to improve revenues and control costs, including, without limitation, the anticipated impact of Project Early Departure; our plans and expectations for managing exposure to material increases in jet fuel prices; and our expectations and intentions relating to outstanding litigation.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or the Company’s present expectations. These factors include, among others:

(i)           the price and availability of aircraft fuel;
(ii)
our ability to timely and effectively prioritize our revenue and cost reduction initiatives and our related ability to timely and effectively implement and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iii)
the extent and timing of our investment of incremental operating expenses and capital expenditures to develop and implement our initiatives and our corresponding ability to effectively control our operating expenses;

(iv)	our dependence on third party arrangements to assist with implementation of certain of our initiatives;
(v)	the impact of governmental regulations on our operating costs, as well as our operations generally;
(vi)	the impact of certain pending technological initiatives in the Company’s technology infrastructure, including its point of sale, ticketing, revenue accounting, payroll and financial reporting areas;
(vii)        competitor capacity and load factors; and
(viii)
other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  During the first nine months of 2007, the fair values of the Company’s fuel derivative contracts increased significantly.  At September 30, 2007, the estimated gross fair value of outstanding contracts was $1.5 billion, compared to $1.0 billion at December 31, 2006.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2007, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At September 30, 2007, the Company held $1.1 billion in fuel derivative related cash collateral deposits under these bilateral collateral provisions.  These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See also Note 7 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to record, process, summarize, and disclose this information within the time periods specified in the rules of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

Item 1A. Risk Factors

                There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

July 1, 2007 through July 31, 2007	12,750,000	$15.42	12,750,000	$129,940,913

August 1, 2007 through August 31, 2007	8,100,000	$15.65	8,100,000	$3,146,478

September 1, 2007 through September 30, 2007	208,000	$15.13	208,000	$-

Total	21,058,000		21,058,000

(1)  On May 16, 2007, the Company publicly announced a program for the repurchase of up to $500 million of the Company’s Common Stock.  This program was completed during September 2007, resulting in the purchase of 32.9 million shares.  Repurchases for this program were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 54 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest.(1)
10.2	Supplemental Agreement No. 55 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest.(1)
10.3	Employment Contract, dated as of July 15, 2007, between Southwest and
Herbert D. Kelleher.
10.4	Employment Contract, dated as of July 15, 2007, between Southwest and
Gary C. Kelly.
10.5	Employment Contract, dated as of July 15, 2007, between Southwest and
Colleen C. Barrett.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer

(1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

October 19, 2007	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 54 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest.(1)
10.2	Supplemental Agreement No. 55 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest.(1)
10.3	Employment Contract, dated as of July 15, 2007, between Southwest and
Herbert D. Kelleher.
10.4	Employment Contract, dated as of July 15, 2007, between Southwest and
Gary C. Kelly.
10.5	Employment Contract, dated as of July 15, 2007, between Southwest and
Colleen C. Barrett.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer

(1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.