Form 10-K
period 2007-12-31
SOUTHWEST AIRLINES CO
filed 2008-02-04
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,172,660,474, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 29, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on January 30, 2008: 735,665,898 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 21, 2008 are incorporated into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business

Overview

Southwest Airlines Co. is a major passenger airline that provides scheduled air transportation in the United States. Based on the most recent data available from the U.S. Department of Transportation (“DOT”), Southwest is the largest air carrier in the United States, as measured by the number of originating passengers boarded and the number of scheduled domestic departures. Southwest commenced Customer Service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities — Dallas, Houston, and San Antonio. As of December 31, 2007, Southwest operated 520 Boeing 737 aircraft and provided service to 64 cities in 32 states throughout the United States. In 2007, Southwest recommenced service to San Francisco International Airport.

Southwest focuses principally on point-to-point, rather than hub-and-spoke, service, providing its markets with frequent, conveniently timed flights and low fares. As of December 31, 2007, Southwest served 411 nonstop city pairs. Historically, Southwest has served predominantly short-haul routes, with high frequencies. In recent years, Southwest has complemented this service with more medium to long-haul routes, including transcontinental service.

Southwest has a low cost structure, enabling it to charge low fares. Adjusted for stage length, Southwest has lower unit costs, on average, than most major network carriers. Southwest’s low cost advantage is facilitated by reliance upon a single aircraft type, an operationally efficient route structure, and highly productive Employees.

Fuel Cost Impact and Related Growth Plans and Initiatives

Fuel prices can have a significant impact on Southwest’s profitability. From October 1, 2007 through December 31, 2007, the average cost per gallon for jet fuel was $1.87. Southwest’s average cost of jet fuel, net of hedging gains and excluding fuel taxes, over the past five years was as follows:

	Cost	Average Cost	Percent of
Year	(Millions)	Per Gallon	Operating Expenses

2003	$830	$.72	14.9%
2004	$1,000	$.83	16.3%
2005	$1,341	$1.03	19.6%
2006	$2,138	$1.53	26.2%
2007	$2,536	$1.70	28.0%

Fuel costs, coupled with evidence of slowing economic growth and the impact of labor costs, led to the Company’s decision in 2007 to slow capacity growth through a combination of schedule adjustments and fleet changes. The Company has been working on optimizing its flight schedule by reducing frequency on less profitable routes and reallocating capacity to potentially more rewarding markets. This in turn has allowed the Company to reduce the number of aircraft it will add to its fleet in 2008. As discussed further below under “Properties,” the Company has also adjusted its aircraft deliveries from Boeing.

In addition to schedule adjustments, the Company has developed several initiatives designed to enhance Customer Service and to help offset increasing costs through improving future revenues. These initiatives include, among others:

•	Implementation of a new Customer boarding method for flights;

•	Commencement of a significant gate re-design to enhance the airport experience for Customers;

•	Introduction of a new fare structure, including a “Business Select” product;

•	Introduction of enhancements to the Company’s Rapid Rewards frequent flyer program;

•	Launch of a new advertising campaign;

•	Announcement of an expansion of the Company’s GDS (Global Distribution System) and corporate travel account efforts; and

•	Exploration of international codeshare alliances.

The Company’s initiatives are discussed in more detail below under “Operating Strategies and Marketing.” Fuel costs and Southwest’s fuel hedging activities are discussed in more detail below under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation

The airline industry is regulated heavily, especially by the federal government. Examples of such regulation include:

Economic and Operational Regulation

•	Aviation Taxes. The statutory authority for the federal government to collect aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the

Federal Aviation Administration (“FAA”) to expend those funds must be periodically reauthorized by the U.S. Congress. This authority was scheduled to expire on September 30, 2007. However, Congress has approved a temporary extension of this authority through February 29, 2008. Similar temporary extensions or a reauthorization for a fixed term are expected to occur in 2009. Other proposals being considered by Congress in connection with the FAA reauthorization legislation include: (i) the imposition of new user fees on jet-powered aircraft, (ii) an increase in the amount of airport passenger facility charges, and (iii) the adoption of new unfunded mandates on commercial airlines such as passenger-rights standards and labor protection provisions, any of which could have an impact on the Company’s operations.

•	U.S. Department of Transportation. The DOT has significant regulatory jurisdiction over passenger airlines. To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity issued by the DOT. A certificate is unlimited in duration and generally permits the Company to operate among any points within the United States and its territories and possessions. The DOT may revoke a certificate, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself. The DOT also has jurisdiction over certain economic and consumer protection matters such as advertising, denied boarding compensation, baggage liability, and access for persons with disabilities. The DOT may impose civil penalties on air carriers for violations of its regulations in these areas.

•	Wright Amendment. The International Air Transportation Competition Act of 1979, as amended (the “Act”), imposed restrictions on the provision of air transportation to and from Dallas Love Field. The applicable portion of the Act, commonly known as the “Wright Amendment,” impacted Southwest’s scheduled service by prohibiting the carrying of nonstop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. In addition, the Wright Amendment only permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a Wright Amendment State. The Wright Amendment did not restrict flights operated with aircraft having 56 or fewer passenger seats, nor did it restrict Southwest’s intrastate Texas flights or its air service to or from points other than Dallas Love Field.

In 2006, Southwest entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board. Pursuant to this agreement, the five parties sought enactment of legislation to amend the Act. Congress responded by passing the Wright Amendment Reform Act of 2006 (the “Reform Act”). The Reform Act immediately repealed through service and ticketing restrictions, thereby allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. Southwest currently uses 15 gates at Dallas Love Field. Pursuant to the Reform Act and local agreements with the City of Dallas with respect to gates, Southwest can expand scheduled service from Dallas Love Field and intends to do so. The Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in 2014.

Safety and Health Regulation

The Company and its third-party maintenance providers are subject to the jurisdiction of the FAA with respect to the Company’s aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain, and Southwest has obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, the Company has established, and the FAA has approved, the Company’s operations specifications and a maintenance program for the Company’s aircraft, ranging from frequent routine inspections to major overhauls. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Following the terrorist attacks on September 11, 2001, Congress enacted the Aviation and Transportation Security Act (the “Aviation Security Act”). The Aviation Security Act established the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security that is responsible for certain civil aviation security matters. The Aviation Security Act also mandated, among other things, improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection, and enhanced background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

Enhanced security measures have impacted the Company’s business. In particular, they have had a significant impact on the airport experience for passengers. For example, in the third quarter of 2006, the TSA mandated new security measures in response to a terrorist plot uncovered by authorities in London. These rules, which primarily regulate the types of liquid items that can be carried onboard aircraft, have had a negative impact on air travel, especially on shorthaul routes and with business travelers. Although the TSA has relaxed some of its requirements, the Company is not able to predict the ongoing impact, if any, that these security changes will have on passenger revenues, both in the shortterm and the longterm. The Company has made significant investments to address the impact of these types of regulations, including investments in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. The Company’s Automated Boarding Passes and self service kiosks have reduced the number of lines in which a Customer must wait. In addition, the Company’s gate readers at all of its airports have improved the boarding reconciliation process. The Company also offers baggage checkin through self service kiosks at certain airport locations, as well as Internet checkin and transfer boarding passes at the time of checkin.

Enhanced security measures have also impacted the Company’s business through the imposition of security fees on the Company’s Customers and on the Company. Under the Aviation Security Act, funding for passenger security is provided in part by a $2.50 per enplanement security fee, subject to a maximum of $5.00 per one-way trip. The Aviation Security Act also allows the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. Southwest’s ASIF liability was originally set at $24 million per year. Effective in 2005, the TSA unilaterally increased the amount to $50 million. Southwest and 22 other airlines are joined in litigation presently pending in the U.S. Court of Appeals against the TSA to challenge that increase.

Environmental Regulation

The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used, and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and could limit the ability of Southwest to expand its operations at the affected airports.

The Company is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that presently pending environmental regulatory developments will have a material impact on the Company’s capital expenditures or otherwise adversely affect its operations, operating costs, or competitive position. However, legislation has been introduced in the U.S. Congress to regulate so-called “green house gas emissions.” The legislation could impose unknown costs or restrictions on all transportation-related activities, the impact of which is presently unpredictable. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company is undertaking voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with such sites will have a material adverse effect on the Company’s operations, costs, or profitability.

The Company has appointed a “Green Team” to target areas of environmental improvement in all aspects of the Company’s business, while at the same time remaining true to the Company’s low cost philosophy. As part of this initiative, during 2008, the Company will be publishing an Environmental Report describing the Company’s strategies to reduce greenhouse gas emissions and addressing other environmental matters such as waste management and recycling.

Regulation of Customer Service Practices

From time to time, the airline industry has been faced with possible legislation dealing with certain Customer Service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing commitments to improve performance. Southwest Airlines’ Customer Service Commitment is a comprehensive plan that embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Company Spirit. The Customer Service Commitment can be reviewed by clicking on “About Southwest” at www.southwest.com. The DOT and Congress monitor the industry’s plans, and there can be no assurance that legislation or regulations will not be proposed in the future to regulate airline Customer Service practices.

Operating Strategies and Marketing

General Operating Strategies

Southwest focuses principally on point-to-point service, rather than the hub-and-spoke service provided by most major U.S. airlines. The “hub-and-spoke” system concentrates most of an airline’s operations at a limited number of hub cities and serves most other destinations in the system by providing one-stop or connecting service through the hub. Point-to-point service allows for more direct nonstop routing than the hub and spoke system, minimizing connections, delays, and total trip time. As a result, approximately 78 percent of Southwest’s Customers fly nonstop. Southwest’s average aircraft trip stage length in 2007 was 629 miles with an average duration of approximately 1.8 hours, as compared to an average aircraft trip stage length of 622 miles and an average duration of approximately 1.7 hours in 2006. Point-to-point service also enables Southwest to provide its markets with frequent, conveniently timed flights and low fares. Examples of markets offering frequent daily flights are: Dallas Love Field to Houston Hobby, 30 weekday roundtrips; Phoenix to Las Vegas, 18 weekday roundtrips; and Los Angeles International to Oakland, 20 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Phoenix and Tampa Bay, Las Vegas and Orlando, and Nashville and Oakland.

Southwest serves many conveniently located secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports, which are typically less congested than other airlines’ hub airports. This operating strategy enables the Company to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn reduces the number of aircraft and gate facilities that would otherwise be required. The Company is also able to simplify scheduling, maintenance, flight operations, and training activities by operating only one aircraft type, the Boeing 737. All of these strategies enhance the Company’s ability to sustain high Employee productivity and reliable ontime performance.

Simplified Fare Structure

Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. As of November 1, 2007, Southwest’s highest non-codeshare, oneway unrestricted walkup fare offered was $399 for its longest flights. Substantially lower walkup fares are generally available on Southwest’s short and medium haul flights.

In November 2007, Southwest announced enhancements to its fare structure and unveiled a new fare display on its web site, www.southwest.com. Instead of a large display with numerous fare categories, Southwest has streamlined the process by bundling fares into three major fare columns: “Business Select,” “Business,” and “Wanna Get Away,” with the goal of making it easier for Customers to choose the fare they want. The new “Business Select” fare is part of the Company’s initiative to increase offerings and improve productivity for the business traveler. Customers who purchase the Business Select fare are allowed to be among the first Customers to board the aircraft. They also receive extra Rapid Rewards credit for the flight and a free drink.

Enhanced Boarding Method and Updated Gate Design

During fourth quarter 2007, the Company introduced an enhanced boarding method, which is designed to significantly reduce the time a Customer spends standing in line at the gate. The enhanced boarding process automatically reserves a place for a Customer in the Customer’s boarding group at the time of check-in by assigning a specific position number within the A, B, or C boarding group. Customers then board the aircraft in that numerical order. The new boarding method also allows for future enhancements, such as product customization and additional incentives for business and leisure travelers.

The Company has also commenced modification of its gate areas with columns and signage that facilitate the new boarding process. The “extreme gate makeover” is also designed to improve the airport experience for all of the Company’s Customers by including (i) a business focused area with padded seats, tables with power outlets, power stations with stools, and a flat screen television for news programming; and (ii) a family area with smaller tables and chairs, “kid friendly” programming on a flat screen television, and power stations for charging electrical devices. The updated gate design is scheduled to be completed during 2008 at virtually all airports served by the Company.

Rapid Rewards Frequent Flyer Program

Southwest’s frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a credit for each one-way trip flown or two credits for each roundtrip flown. Rapid Rewards Customers can also earn credits by using the services of non-airline partners, which include car rental agencies, hotels, and credit card partners, including the Southwest Airlines Chase® Visa card. Rapid Rewards offers two types of travel awards. The Rapid Rewards Award Ticket (“Award Ticket”) offers one free roundtrip award, valid to any destination available on Southwest, after the accumulation of 16 credits within 24 months. The Rapid Rewards Companion Pass (“Companion Pass”) is granted for accumulating 100 credits within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel, to any destination available on Southwest, for a designated companion of the qualifying Rapid Rewards Member. For the designated companion to use this pass, the Rapid Rewards Member must purchase a ticket or use an Award Ticket. Additionally, the Rapid Rewards Member and designated companion must travel together on the same flight.

Award Tickets and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely. Award Tickets are valid for 12 months after issuance and are subject to seat restrictions. Companion Passes have no seat restrictions or “Black out” dates.

The Company also sells credits to business partners, including credit card companies, hotels, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

During 2007, the Company enhanced its Rapid Rewards program and rolled out a new business traveler focused marketing campaign. Rapid Rewards Members who fly 32 or more qualifying one-way flights within a 12-month period receive priority boarding privileges for an entire year. In addition, if travel is purchased at least 36 hours prior to flight time, these passengers also receive the best boarding pass number available (generally, an “A” boarding pass). Customers on this “A-List” are also automatically checked in for their flight in advance of departure. During 2007, Southwest also introduced a new Freedom Award, which allows Rapid Rewards Members the opportunity to exchange two standard Award Tickets for one Freedom Award. The Freedom Award is free of seat restrictions, except for a limited number of blackout dates around major holidays.

Customers redeemed approximately 2.8 million, 2.7 million, and 2.6 million Award Tickets and flights on Companion Passes during 2007, 2006, and 2005, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 6.2 percent in 2007, 6.4 percent in 2006, and 6.6 percent in 2005. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2007 was approximately 11.6 million, of which approximately 81 percent were partially earned awards. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2006 was approximately 10.1 million, of which approximately 81 percent were partially earned awards. However, due to the expected expiration of a portion of credits making up partial awards, not all of them will eventually turn into useable Award Tickets. In addition, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 15 percent of all fully earned Award Tickets have expired without being used. The number of Companion Passes outstanding at December 31, 2007 and 2006 was approximately 65,000 and 58,000, respectively. The Company currently estimates that an average of three to four trips will be redeemed per outstanding Companion Pass.

The Company accounts for its Rapid Rewards program obligations by recording, at the time an award is earned, a liability for the estimated incremental cost of the use of flight awards the Company expects to be redeemed. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Revenue from the sale of credits to business partners and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. The liability for free travel awards earned but not used at December 31, 2007 and 2006 was not material to the Company’s business.

Southwest.com; Expansion of GDS Participation and Corporate Travel Account Efforts

Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through the Company’s web site at www.southwest.com. For the year ended December 31, 2007, more than 95 percent of Southwest’s Customers chose the Ticketless travel option, and nearly 74 percent of Southwest’s passenger revenues came through its web site (including SWABiz revenues), which has become a vital part of the Company’s distribution strategy.

In 2007, in order to better attract business travelers, Southwest began exploring selling tickets through channels in addition to its own reservation system, web site, and the Sabre System. Southwest is continuing its efforts to provide travel agent and professional travel manager partners with increased and cost effective access to its fares and inventory. In particular, during 2007, Southwest announced an expansion of its GDS (Global Distribution System) and corporate travel account efforts through a ten-year content distribution agreement with Travelport’s Galileo, a leading provider of global distribution services. The agreement has recently been expanded to include Worldspan, another of Travelport’s global distribution systems. Through the agreement, Southwest intends that all of its published fares and inventory, with the exception of Southwest’s exclusive web fares, will eventually be available to Galileo-connected travel agencies in North America.

RNP

During 2007, Southwest announced an agreement with Naverus, an aviation consulting firm in Seattle, Washington, to partner on development of a Required Naviation Performance (“RNP”) program. RNP combines GPS (Global Positioning System), the capabilities of advanced aircraft avionics, and new flight procedures for the purpose of achieving safer, more efficient, and environmentally friendly flight operations. RNP procedures are designed to reduce fuel consumption, improve safety, and minimize emissions and noise, while simultaneously taking advantage of the high-performance characteristics that exist in an airline’s fleet.

Codesharing

Southwest implemented codesharing in 2005 with ATA Airlines. Under its codeshare arrangement with ATA, Southwest may market and sell tickets for certain flights on ATA that are identified by Southwest’s designator code (for example, “WN Flight 123”). Conversely, ATA may market and sell tickets under its code designator (TZ) for certain flights on Southwest. Any flight bearing a Southwest code designator that is operated by ATA is disclosed in Southwest’s reservations systems and on the Customer’s flight itinerary, boarding pass, and ticket, if a paper ticket is issued. As a result of the ATA codeshare arrangement, Southwest’s Customers are able to purchase single ticket service on Southwest connecting to ATA’s service to Hawaii and Dallas Fort Worth International Airport. Also, members of Southwest’s and ATA’s respective frequent flier programs are able to earn and redeem awards in the other carrier’s program. Finally, beginning in 2006, Southwest began selling ATA-only service at www.southwest.com. Other than the ATA arrangement, Southwest does not interline or offer joint fares with other airlines, nor does Southwest have any marketing or commuter feeder relationships with other carriers; however Southwest is currently exploring international codeshare opportunities.

Management Information Systems

Southwest is continuing to invest in technology to support the initiatives discussed above as well as Southwest’s ongoing operations. Southwest is currently developing a system to replace its current point of sale application in the stations and its refunds system in the back office. Additionally, Southwest has purchased technology that will replace its existing Ticketless system and revenue accounting system. The new systems are designed to, among other things, enhance data flow and thereby increase Southwest’s operational efficiencies and Customer Service capabilities. Southwest is also working to replace its back office accounting systems, payroll system, and human resource information system, with a goal of completion sometime during 2009.

Competition

The airline industry is highly competitive. The Company believes the principal competitive factors in the industry are:

•	Fares;

•	Customer Service;

•	Costs;

•	Frequency and convenience of scheduling;

•	Frequent flyer benefits; and

•	Efficiency and productivity, including effective selection and use of aircraft.

Southwest currently competes with other airlines on all of its routes. Some of these airlines have larger fleets than Southwest and some may have wider name recognition in certain markets. In addition, some major U.S. airlines have established extensive marketing or codesharing alliances, including Northwest Airlines/Continental Airlines/Delta Air Lines; American Airlines/Alaska Airlines; and United Airlines/US Airways. These alliances are more extensive than Southwest’s arrangement with ATA Airlines and enable these carriers to expand their destinations and marketing opportunities. In addition, some airlines are able to offset less profitable domestic fares with more profitable international fares. As discussed above, the Company is evaluating international code sharing opportunities.

The Company is also subject to varying degrees of competition from surface transportation in its shorthaul markets. This competition can be more significant during economic downturns. Although price is a competitive factor in these instances, the Company believes frequency and convenience of scheduling, facilities, transportation safety and security procedures, and Customer Service are also of great importance to many passengers.

The competitive landscape for airlines has changed significantly over the last few years. Following the terrorist attacks on September 11, 2001, the airline industry, as a whole, incurred substantial losses through 2005. The war in Iraq and significant increases in the cost of fuel have exacerbated industry challenges. As a result, a number of carriers have sought relief from financial obligations in bankruptcy, including UAL Corporation, the parent of United Airlines; ATA Airlines; US Airways; Northwest Airlines Corporation, the parent of Northwest Airlines; and Delta Air Lines. UAL Corporation and ATA Airlines emerged from bankruptcy in 2006, and Northwest Airlines Corporation and Delta Air Lines emerged from bankruptcy in 2007. US Airways’ emergence from bankruptcy in 2005 culminated in its merger with America West Airlines in September of that year. Other, smaller carriers have ceased operations entirely. In addition, post-9/11, many carriers shrank capacity, grounded their most inefficient aircraft, cut back on unprofitable service, and furloughed employees. Reorganization in bankruptcy, and even the threat of bankruptcy, has allowed carriers to decrease operating costs through renegotiated labor, supply, and financing contracts. As a result, differentials in cost structures between traditional hub-and-spoke carriers and low cost carriers have significantly diminished. Nevertheless, throughout this entire time period, Southwest has continued to maintain its cost advantage, improve Employee productivity, pursue steady, controlled growth, and provide outstanding Service to its Customers. The factors discussed above have, however, led to more intense competition in the airline industry, generally. In 2006, some carriers began reporting profitable results for the first time since 9/11.

The re-emerging competitiveness of some of the larger carriers, such as United, US Airways, and American, has put pressure on smaller carriers such as AirTran Airways, JetBlue, and Frontier. Like Southwest, several other carriers, large and small, have announced scaled back growth plans, and some carriers have expressed interest in industry consolidation. The Company cannot predict the timing or extent of any such consolidation or its impact (either positive or negative) on the Company’s operations or results of operations.

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

Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental, first-party, war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on March 30, 2008. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Seasonality

The business of the Company is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues have historically tended to be lower in the first quarter (January 1 - March 31) and fourth quarter (October 1 - December 31).

Employees

At December 31, 2007, Southwest had 34,378 active full-time equivalent Employees, consisting of 13,885 flight, 2,079 maintenance, 13,921 ground, Customer, and fleet service, and 4,493 management, accounting, marketing, and clerical personnel.

Southwest has ten collective bargaining agreements, which covered approximately 82 percent of Southwest’s Employees as of December 31, 2007. Southwest’s relations with labor unions are governed by the Railway Labor Act (the “RLA”), which establishes the right of airline employees to organize and bargain collectively. Under the RLA, a collective bargaining agreement between an airline and a labor union generally does not expire, but instead becomes amendable as of a stated date. If either party wants to modify the terms of the agreement, it must notify the other party in the manner required by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the National Mediation Board (the “NMB”) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine that an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups and collective bargaining status:

Employee Group	Represented by	Agreement Amendable in

Pilots	Southwest Airlines Pilots’ Association	Currently in negotiation
Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU”)	June 2008
Ramp, Operations, Provisioning, and Freight Agents	TWU	Currently in negotiation
Stock Clerks	International Brotherhood of Teamsters (“Teamsters”)	August 2008
Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2008
Customer Service and Reservations Agents	International Association of Machinists and Aerospace Workers, AFL-CIO	November 2008
Aircraft Appearance Technicians	AMFA	February 2009
Flight Dispatchers	Southwest Airlines Employee Association	December 2009
Flight Simulator Technicians	Teamsters	November 2011
Flight/Ground School Instructors and Flight Crew Training Instructors	Southwest Airlines Professional Instructors Association	January 2013

During 2007, as part of its efforts to improve future profitability, the Company offered an early retirement program to certain of its Employees. A total of 608 of approximately 8,500 eligible Employees elected to participate in the program.

Additional Information About Southwest

Southwest was incorporated in Texas in 1967. The following documents are available free of charge through the Company’s website, www.southwest.com: Southwest’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are made available through Southwest’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to, those set forth below under “Risk Factors.”

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.	Risk Factors

Southwest’s business is dependent on the price and availability of aircraft fuel. Continued periods of high fuel costs and/or significant disruptions in the supply of fuel could adversely affect the Company’s results of operations.

Airlines are inherently dependent upon energy to operate and, therefore, are impacted by changes in the prices of jet fuel. The cost of fuel, which has been at historically high levels over the last three years, is largely unpredictable and has a significant impact on the Company’s results of operations. Jet fuel and oil consumed for fiscal 2007 and 2006 represented approximately 28 percent and 26 percent of Southwest’s operating expenses, respectively. In both years, jet fuel costs were the second largest expense incurred by the Company, following only salaries, wages, and benefits. These costs contributed to the Company’s decision during 2007 to slow growth and could continue to impact growth decisions.

Fuel availability, as well as pricing, is also impacted by political and economic factors. The Company does not currently anticipate a significant reduction in fuel availability; however, it is difficult to predict the future availability of jet fuel due to the following, among other, factors: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on jet fuel production, transportation, and marketing. Significant disruptions in the supply of aircraft fuel could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s profitability is impacted in part by its ability to pass fuel cost increases through to the consumer in the form of fare increases. Due to the competitive nature of the airline industry, the Company’s ability to increase fares is limited, and it is not certain that future fuel cost increases can be covered by increasing fares. Fare increases are even more difficult to achieve in uncertain economic environments, as low fares are often used to stimulate demand.

From time to time the Company enters into fuel derivative contracts to protect against rising fuel costs. Changes in the Company’s overall fuel hedging strategy, the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, and the effectiveness of the Company’s fuel hedges pursuant to highly complex accounting rules, are all significant factors impacting the Company’s results of operations. For more information on Southwest’s fuel hedging arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the Consolidated Financial Statements.

Southwest’s business is labor-intensive; Southwest could be adversely affected if it were unable to maintain satisfactory relations with any unionized or other Employee work group.

The airline business is labor intensive, and the Company’s results are subject to variations in labor-related job actions. Salaries, wages, and benefits represented 35.4 percent of the Company’s operating expenses for the year ended December 31, 2007. In addition, as of December 31, 2007, approximately 82 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions. The Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable on June 30, 2008. The Company and TWU are in discussions on a new agreement. The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006. The Company and SWAPA are in discussions on a new agreement. Although, historically, the Company’s relationships with its Employees have been good, the following items could have a significant impact on the Company’s results of operations: results of labor contract negotiations, employee hiring and retention rates, pay rates, outsourcing costs, the impact of work rules, and costs for health care.

Southwest’s business is affected by many changing economic conditions and other conditions beyond its control.

The Company’s business, and the airline industry in general, is particularly impacted by changes in economic conditions. Unfavorable general economic conditions, such as higher unemployment rates, higher interest rates, housing-related pressures (such as recent issues in the subprime mortgage market), and increased operating costs can reduce consumer spending or cause shifts in spending. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and can also impact the Company’s ability to raise fares to counteract increased fuel and labor costs.

The Company’s business, and the airline industry in general, is also impacted by other conditions that are largely outside of the Company’s control, including, among others:

•	Actual or threatened war, terrorist attacks, and political instability;

•	Changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	Actual or potential disruptions in the air traffic control system;

•	Increases in costs of safety, security, and environmental measures; and

•	Weather and natural disasters.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of these factors could adversely affect the Company’s business, financial condition, and results of operations.

The Company relies on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s systems could adversely impact the Company’s operations.

The Company has historically been dependent on automated systems and technology to operate its business, enhance Customer Service and back office support systems, and increase Employee productivity, including the Company’s computerized airline reservation system, flight operations systems, telecommunication systems, website at www.southwest.com, Automated Boarding

Passes system, and its self service kiosks. The Company has become increasingly dependent on its systems and technology to maintain and support the growth of its business. Therefore, the Company’s ability to expand and update its information technology infrastructure in response to its growth and changing needs is increasingly important to the operation of its business generally and the implementation of its new initiatives. Any issues with transitioning to upgraded or replacement systems, or any material failure, inadequacy, interruption, or security failure of these systems, could harm the Company’s ability to effectively operate its business. In addition, the Company’s growth strategies are dependent on its ability to effectively implement technology advancements.

The Company’s inability to successfully implement its revenue initiatives could adversely affect its results of operations.

As discussed above, the Company has implemented and intends to continue to implement revenue initiatives that are designed to help offset increasing costs. The implementation of the Company’s initiatives has and will involve significant investments by the Company of time and money and could be impacted by (i) the Company’s ability to timely implement and maintain the necessary information technology systems and infrastructure (as discussed above), and (ii) the extent and timing of the Company’s investment of incremental operating expenses and capital expenditures to develop and implement its initiatives and the Company’s corresponding ability to effectively control operating expenses. Because the Company has limited experience with some of its strategic initiatives, it cannot ensure that they will be successful or profitable either over the short or long term. The Company’s ability to effectively and timely prioritize and implement its initiatives will also affect when and if they will have a positive impact on the Company’s profitability.

The travel industry continues to face on-going security concerns and cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the Company’s industry and its business.

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

Almost all commercial service airports are owned and/or operated by units of local or state government. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over its operations, including, but not limited to:

•	Increases in airport rates and charges;

•	Limitations on airport gate capacity or other use of airport facilities;

•	Increases in taxes;

•	Changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;

•	Restrictions on competitive practices;

•	The adoption of regulations that impact customer service standards, such as security standards; and

•	The adoption of more restrictive locally-imposed noise regulations.

The airline industry is intensely competitive.

As discussed in more detail above under “Business — Competition,” the airline industry is extremely competitive. Southwest’s competitors include other major domestic airlines, as well as regional and new entrant airlines, and other forms of transportation, including rail and private automobiles. Southwest’s revenues are sensitive to the actions of other carriers in the areas of capacity, pricing, scheduling, codesharing, and promotions.

Southwest’s low cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

Factors affecting the Company’s ability to control its costs include the price and availability of fuel, results of Employee labor contract negotiations, Employee hiring and retention rates, costs for health care, capacity decisions by the Company and its competitors, unscheduled required aircraft airframe or engine repairs, regulatory requirements, ability to access capital or financing at competitive rates in financial markets, and future financing decisions made by the Company. In addition, a key contributor to the Company’s low cost structure is its use of a single aircraft type, the Boeing 737. Although the Company is able to purchase some of these aircraft from parties other than Boeing, most of its purchases are direct from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to provide adequate support for its products, the Company’s operations could be adversely impacted. In addition, the Company’s dependence on a single aircraft type could result in downtime for part or all of the Company’s fleet if mechanical or regulatory issues relating to the Boeing 737 aircraft type arise. However, given the Company’s years of experience with the Boeing 737 aircraft type and its longterm relationship with Boeing, the Company believes the advantages of operating a single fleet type outweigh the risks of its single aircraft strategy.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Aircraft

Southwest operated a total of 520 Boeing 737 aircraft as of December 31, 2007, of which 86 and 9 were under operating and capital leases, respectively. The remaining 425 aircraft were owned.

The following table details information on the 520 aircraft in the Company’s fleet as of December 31, 2007:

		Average Age	Number of	Number	Number
737 Type	Seats	(Yrs)	Aircraft	Owned	Leased

-300	137	16.7	194	112	82
-500	122	16.7	25	16	9
-700	137	4.2	301	297	4

Totals		9.4	520	425	95

In 2007, the Company announced a reduction in its planned growth rate for fourth quarter 2007 and for full year 2008. A portion of this growth slowdown will be achieved through changes in the Company’s aircraft deliveries from Boeing. In 2008, the Company also plans to return from lease or sell a total of 22 aircraft. In total, at December 31, 2007, the Company had firm orders, options and purchase rights for the purchase of Boeing 737 aircraft as follows:

Firm Orders, Options and Purchase Rights for Boeing 737-700 Aircraft

	The Boeing Company
Delivery Year	Firm Orders	Options	Purchase Rights	Total

2008	29	—	—	29
2009	20	8	—	28	*
2010	10	24	—	34
2011	10	22	—	32
2012	10	30	—	40
2013	19	—	—	19
2014	10	—	—	10
2008-2014	—	—	54	54

Total	108	84	54	246

*	The Company exercised one option in January 2008, bring 2009 firm orders and options to 21 and 7, respectively.

Ground Facilities and Services

Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has made various leasehold improvements. The Company leases the land and structures on a long-term basis for its maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses seven 737 simulators), and its corporate headquarters, also located at Dallas Love Field. As of December 31, 2007, the Company operated six reservation centers. The reservation centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio reservation centers.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None to be reported.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of January 1, 2008.

Name	Position	Age

Herbert D. Kelleher	Executive Chairman of the Board	76
Gary C. Kelly	Vice Chairman of the Board and Chief Executive Officer	52
Colleen C. Barrett	President and Secretary	63
Robert E. Jordan	Executive Vice President — Strategy and Technology	47
Ron Ricks	Executive Vice President — Law, Airports, and Public Affairs	58
Michael G. Van de Ven	Executive Vice President — Chief of Operations	46
Davis S. Ridley	Senior Vice President — Marketing	54
Laura H. Wright	Senior Vice President — Finance and Chief Financial Officer	47

Set forth below is a description of the background of each of the Company’s executive officers.

Herbert D. Kelleher has been Executive Chairman of the Board of the Company since March 1978. Mr. Kelleher became interim President and Chief Executive Officer of the Company in September 1981, and assumed those offices on a permanent basis in February 1982, relinquishing those titles in June 2001. Mr. Kelleher serves on the Board of the Federal Reserve Bank of Dallas.

Gary C. Kelly has been Vice Chairman of the Board and Chief Executive Officer of the Company since July 2004. Prior to that time, Mr. Kelly was Executive Vice President — Chief Financial Officer from June 2001 to July 2004, and Vice President — Finance and Chief Financial Officer from 1989 to 2001. Mr. Kelly joined the Company in 1986 as its Controller.

Colleen C. Barrett has been President of the Company since June 2001, at which time she was also named to the Board of Directors. Prior to that time, Ms. Barrett was Executive Vice President — Customers from 1990 to 2001 and Vice President — Administration from 1986 to 1990. Ms. Barrett has been Secretary of the Company since March 1978. Ms. Barrett is a Director of J.C. Penney Company, Inc.

Robert E. Jordan has been Executive Vice President — Strategy and Technology since September 2006. Prior to that time, Mr. Jordan served as Senior Vice President — Enterprise Spend Management from August 2004 to September 2006 and as Vice President — Technology from October 2002 to August 2004.

Ron Ricks has been Executive Vice President — Law, Airports, and Public Affairs for the Company since September 2006. Prior to that time, Mr. Ricks was Senior Vice President — Law, Airports, and Public Affairs from August 2004 until September 2006. Prior to 2004, Mr. Ricks served as Vice President — Governmental Affairs of the Company.

Michael G. Van de Ven has been Executive Vice President — Chief of Operations of the Company since September 2006. Prior to that time, Mr. Van de Ven served as Executive Vice President — Aircraft Operations from November 2005 through August 2006, as Senior Vice President — Planning from August 2004 to November 2005, and as Vice President — Financial Planning & Analysis from June 2001 to August 2004.

Davis S. Ridley has been Senior Vice President — Marketing since November 2007. Prior to such time, Mr. Ridley served as Senior Vice President — People & Leadership Development from August 2004 to January 2006, and as Vice President — Ground Operations from May 1998 to August 2004. Mr. Ridley served as a consultant for the Company from January 2006 to November 2007.

Laura H. Wright has been Senior Vice President — Finance and Chief Financial Officer of the Company since July 2004. Prior to such time, Ms. Wright served as Vice President — Finance and Treasurer beginning June 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol “LUV.” The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share paid on the Company’s common stock.

Period	Dividend	High	Low

2007
1st Quarter	$0.00450	$16.58	$14.50
2nd Quarter	0.00450	15.90	14.03
3rd Quarter	0.00450	16.96	14.21
4th Quarter	0.00450	15.06	12.12
2006
1st Quarter	$0.00450	$18.10	$15.51
2nd Quarter	0.00450	18.20	15.10
3rd Quarter	0.00450	18.20	15.66
4th Quarter	0.00450	17.03	14.61

As of January 30, 2008, there were 10,708 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total Shareholder return on the Company’s common stock over the five-year period ended December 31, 2007, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the AMEX Airline Index. The comparison assumes $100 was invested on December 31, 2002, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISION OF FIVE YEAR CUMULATIVE TOATL RETURN
AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX,
AND AMEX AIRLINE INDEX

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Southwest Airlines Co.	$100	$116	$117	$119	$111	$88
S&P 500	$100	$128	$142	$149	$172	$182
AMEX Airline	$100	$158	$155	$141	$151	$89

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2007, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(in millions, except per share amounts)

Financial Data:
Operating revenues	$9,861		$9,086		$7,584		$6,530		$5,937
Operating expenses	9,070		8,152		6,859		6,126		5,558

Operating income	791		934		725		404		379
Other expenses (income) net	(267)		144		(54)		65		(225)

Income before taxes	1,058		790		779		339		604
Provision for income taxes	413		291		295		124		232

Net Income	$645		$499		$484		$215		$372

Net income per share, basic	$.85		$.63		$.61		$.27		$.48
Net income per share, diluted	$.84		$.61		$.60		$.27		$.46
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$16,772		$13,460		$14,003		$11,137		$9,693
Long-term obligations at period-end	$2,050		$1,567		$1,394		$1,700		$1,332
Stockholders’ equity at period-end	$6,941		$6,449		$6,675		$5,527		$5,029
Operating Data:
Revenue passengers carried	88,713,472		83,814,823		77,693,875		70,902,773		65,673,945
Enplaned passengers	101,910,809		96,276,907		88,379,900		81,066,038		74,719,340
Revenue passenger miles (RPMs) (000s)	72,318,812		67,691,289		60,223,100		53,418,353		47,943,066
Available seat miles (ASMs) (000s)	99,635,967		92,663,023		85,172,795		76,861,296		71,790,425
Load factor(1)	72.6%		73.1%		70.7%		69.5%		66.8%
Average length of passenger haul (miles)	815		808		775		753		730
Average aircraft stage length (miles)	629		622		607		576		558
Trips flown	1,160,699		1,092,331		1,028,639		981,591		949,882
Average passenger fare	$106.60		$104.40		$93.68		$88.57		$87.42
Passenger revenue yield per RPM	13.08	¢	12.93	¢	12.09	¢	11.76	¢	11.97	¢
Operating revenue yield per ASM	9.90	¢	9.81	¢	8.90	¢	8.50	¢	8.27	¢
Operating expenses per ASM	9.10	¢	8.80	¢	8.05	¢	7.97	¢	7.74	¢
Fuel costs per gallon (average)	$1.70		$1.53		$1.03		$0.83		$0.72
Fuel consumed, in gallons (millions)	1,489		1,389		1,287		1,201		1,143
Fulltime equivalent Employees at period-end	34,378		32,664		31,729		31,011		32,847
Size of fleet at period-end(2)	520		481		445		417		388

(1)	Revenue passenger miles divided by available seat miles.

(2)	Includes leased aircraft.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year in Review

Several events were significant for Southwest during 2007. For example, Southwest:

* Extended its string of consecutive profitable years to 35 and consecutive profitable quarters to 67. Both of these marks are unmatched in the modern era of aviation results.

* Implemented a new Customer boarding method for flights to significantly reduce the average time a Customer spends waiting in line at the gate, while retaining the Company’s famous open seating policy once aboard the aircraft.

* Introduced a new fare structure including a “Business Select” product, which enables Customers to be among the first to board the aircraft. We also unveiled enhancements to our Rapid Rewards program.

* Began a significant gate re-design to enhance the airport experience for Customers, to be installed at virtually all airports served by the Company.

* Grew the Company’s fleet by 39 Boeing 737-700 aircraft to a total of 520 737s as of December 31, 2007.

* Earned $727 million (on a cash basis, before profitsharing and income taxes) from the expiration/settlement of fuel derivative instruments the Company had previously entered into to protect against jet fuel price increases.

* Incurred a one-time $25 million charge (before profitsharing and income taxes) related to an early retirement program that was offered by the Company and accepted by more than 600 Employees during third quarter 2007, as one of many efforts underway to improve the Company’s future profitability.

* Announced an expansion of our GDS (Global Distribution System) and corporate travel account efforts through an agreement with Travelport’s Galileo and Worldspan.

* Recommenced service to San Francisco International Airport, with the highest initial concentration of flights of any new city in the Company’s history.

* Repurchased 66 million shares of Company common stock totaling $1.0 billion through programs authorized by the Company’s Board of Directors.

Although the Company’s 2007 net income of $645 million ($.84 per share, diluted) exceeded its 2006 net income of $499 million ($.61 per share, diluted), the increase was entirely driven by certain gains and losses, recorded in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), that relate to fuel derivatives expiring in future periods. In fact, the Company’s operating income, which excludes these items, actually declined 15.3 percent from 2006 to 2007, primarily due to the significant increase in fuel costs, which the Company was not able to recover through increased revenues. The airline revenue environment was more difficult than the Company envisioned coming into 2007. This was due to a slowing economy as well as continued competitive pressures from both new airlines as well as those that have significantly reduced their cost structures through the bankruptcy process or the threat of bankruptcy. The Company did raise fares several times during 2007 in an attempt to offset fuel cost pressures; however, these increases did not keep up with the rapidly increasing fuel prices.

Looking ahead to 2008, the Company believes it has retained, and in some cases strengthened, its low-cost competitive advantages as demonstrated by its protective fuel hedging position, excellent Employees, and strong balance sheet. These enable Southwest to respond quickly to potential industry consolidation and to favorable market opportunities in the face of an uncertain economy and record energy prices. Based on current and projected energy prices for 2008 and expected growth plans, the Company believes net cash expenditures for jet fuel, which exclude certain FAS 133 gains and losses, could increase more than $500 million compared to 2007, even including the effects of fuel derivative contracts the Company has in place as of January 2008. The Company’s fuel derivative contracts in place for 2008 provide protection for over 70 percent of the Company’s expected jet fuel consumption at an average price of approximately $51 per barrel of crude oil. The Company is also currently expecting a significant increase in its aircraft engine maintenance activity in 2008. The Company will attempt to overcome the impact of higher anticipated 2008 fuel prices and other cost pressures through improved revenues and continued focus on non-fuel costs. Based on this current outlook, Southwest has reduced its previously planned growth rate for 2008. The Company currently plans to grow its fleet by a net seven aircraft. The Company will add 29 new 737-700 aircraft from Boeing, but plans to return from lease or sell a total of 22 aircraft, resulting in a net available seat mile (ASM) capacity increase of four to five percent. For first quarter 2008, the Company’s year-over-year capacity increase is expected to slightly exceed six percent. Based on current plans, the Company’s fleet is scheduled to total 527 737s by the end of 2008.

Results of Operations

2007 Compared With 2006

Southwest’s profit of $645 million ($.84 per share, diluted) in 2007 was an increase of $146 million, or 29.3 percent, compared to the Company’s 2006 net income of $499 million ($.61 per share, diluted). However, the Company’s net profit results in both 2007 and 2006 include certain gains and losses, recorded in accordance with SFAS 133, that relate to fuel derivatives expiring in future periods. These adjustments, which are related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives, are included in “Other (gains) losses,” which is below the operating income line, in both periods. In 2007, these adjustments totaled net gains of $360 million. For 2006, these adjustments totaled net losses of $101 million. Therefore, Southwest believes operating income provides a better indication of the Company’s financial performance for both 2007 and 2006 than does net income. Southwest’s 2007 operating income was $791 million, a decrease of $143 million, or 15.3 percent, compared to 2006. The decrease in operating income was driven primarily by a substantial increase in fuel expense, despite the fact that the Company once again benefited tremendously from its fuel hedging program. The Company had instruments in place to protect against over 90 percent of its fuel consumption needs at an average crude oil equivalent price of $50 per barrel. This resulted in a $686 million reduction to Fuel and oil expense during 2007, although, even with this protection, the Company’s average jet fuel cost per gallon increased from $1.53 in 2006 to $1.70 in 2007. Although fuel prices began 2007 at moderately high levels, they quickly increased and stayed at record levels throughout most of the second half of the year. Market crude oil prices flirted with $100 per barrel several times during 2007 and market (unhedged) jet fuel prices reached as high as $2.87 per gallon during the second half of the year.

Operating Revenues

Consolidated operating revenues increased $775 million, or 8.5 percent, primarily due to a $707 million, or 8.1 percent, increase in passenger revenues. The increase in passenger revenues was primarily due to an increase in capacity, as the Company added aircraft and flights, resulting in a 7.5 percent increase in available seat miles compared to 2006. The Company purchased a total of 37 new Boeing 737-700 aircraft during 2007, and added another two leased 737-700s from a previous owner, resulting in the addition of 39 aircraft for the year. The Company attempted to combat high fuel prices through modest fare increases. However, general economic conditions as well as significant low-fare competition made it difficult to raise fares as much as the Company had done in 2006. The Company’s passenger revenue yield per RPM (passenger revenues divided by revenue passenger miles) increased 1.2 percent compared to 2006. Unit revenue (total revenue divided by available seat miles) also increased 0.9 percent compared to 2006 levels, as a result of the higher RPM yield. The Company has been encouraged by more recent year-over-year unit revenue trends, which improved each month during fourth quarter 2007. The improved trends have continued thus far in first quarter 2008. Because of the uncertainty surrounding our nation’s overall economy, however, it is difficult for the Company to precisely predict first quarter 2008 revenues.

Consolidated freight revenues decreased $4 million, or 3.0 percent, versus 2006. A $10 million, or 8.5 percent, increase in freight revenues, resulting primarily from higher rates, was more than offset by a $14 million decline in mail revenues. The lower mail revenues were due to the Company’s decision to discontinue carrying mail for the U.S. Postal Service effective as of the end of second quarter 2006. The Company expects an increase in consolidated freight revenues during first quarter 2008, primarily due to an increase in capacity and higher rates charged. “Other revenues” increased $72 million, or 35.6 percent, compared to 2006, primarily from higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card. The Company currently expects another increase in first quarter 2008, also due to higher commissions earned, and at a somewhat comparable rate to the 2007 increase.

Operating Expenses

Consolidated operating expenses for 2007 increased $918 million, or 11.3 percent, compared to a 7.5 percent increase in capacity. Historically, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs. The following presents Southwest’s operating expenses per ASM for 2007 and 2006 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

					Increase		Percent
	2007		2006		(Decrease)		Change

Salaries, wages, and benefits	3.22	¢	3.29	¢	(.07	)¢	(2.1)%
Fuel and oil	2.55		2.31		.24		10.4
Maintenance materials and repairs	.62		.51		.11		21.6
Aircraft rentals	.16		.17		(.01)		(5.9)
Landing fees and other rentals	.56		.53		.03		5.7
Depreciation and amortization	.56		.56		—		—
Other	1.43		1.43		—		—

Total	9.10	¢	8.80	¢	.30	¢	3.4%

The Company’s 2007 CASM (cost per available seat mile) increased 3.4 percent compared to 2006. Approximately 80 percent of this increase was solely due to the increase in fuel expense, net of gains from the Company’s fuel hedging program. The remainder of the increase was due to higher maintenance expense. All other operating expense categories combined to be approximately flat compared to 2006. Due to higher fuel prices, the Company has intensified its focus on controlling non-fuel costs and continues to mitigate wage rate and benefit cost pressures through productivity and efficiency improvements. The Company’s headcount per aircraft at December 31, 2007, was 66, versus a year-ago level of 68. From the end of 2003 to the end of 2007, Southwest’s headcount per aircraft decreased 22 percent, as the Company implemented various technology improvements, which improved efficiency and enabled the Company to grow capacity without a commensurate increase in headcount. Based on current cost trends, the Company expects first quarter 2008 unit costs to increase from first quarter 2007’s 8.93 cents, due primarily to a significant increase in fuel costs and the continuation of higher maintenance costs. The higher expected fuel costs are due to the fact that the Company’s protective position as to fuel derivative instruments is not as favorable as first quarter 2007, and current physical (unhedged) jet fuel prices are significantly higher than the prior year.

On an absolute dollar basis, Salaries, wages, and benefits increased $161 million, primarily from a $204 million increase in salaries and wages, partially offset by a $43 million decrease in benefits. The dollar increase in salaries and wages was due primarily to a 5.2 percent headcount increase, and the dollar decrease in benefits was due primarily to a $33 million decrease in profitsharing, attributable to lower income available for profitsharing, and a $43 million decrease in share-based compensation, due to fewer Employee stock options becoming vested during 2007 versus 2006. These benefits decreases were partially offset by higher healthcare costs. Although the Company’s net income was higher than 2006, income available for profitsharing was lower, since the Company’s profitsharing plan does not consider the unrealized gains and/or losses the Company records in its fuel hedging program as a result of SFAS 133. Salaries, wages, and benefits expense per ASM decreased 2.1 percent compared to 2006, primarily due to lower profitsharing expense and lower share-based compensation expense, despite the increase in ASMs. See Note 10 to the Consolidated Financial Statements for further information on SFAS 133 and fuel hedging, and Note 13 for further information on share-based compensation. Based on current trends, the Company expects salaries, wages, and benefits per ASM in first quarter 2008 to be in line with first quarter 2007’s unit cost.

The Company’s Pilots are subject to an agreement with the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006. The Company and SWAPA are currently in discussions on a new agreement.

The Company’s Flight Attendants are subject to an agreement with the Transport Workers Union of America, AFL-CIO (“TWU”), which becomes amendable in June 2008.

The Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to an agreement with the TWU, which becomes amendable in July 2008. However,

the Company and TWU began negotiations on a new agreement in January 2008.

The Company’s Stock Clerks are subject to an agreement with the International Brotherhood of Teamsters, and the Company’s Mechanics are subject to an agreement with the Aircraft Mechanics Fraternal Association. Both of these agreements become amendable in August 2008.

The Company’s Customer Service and Reservations Agents are subject to an agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO, which becomes amendable in November 2008.

Fuel and oil expense increased $398 million, and on a per-ASM basis increased 10.4 percent versus 2006. Approximately 60 percent of the dollar increase was due to an increase in fuel prices, and the remainder was from an increase in gallons consumed to support the 7.5 percent capacity increase versus 2006. On a per-ASM basis, nearly the entire increase was due to higher fuel prices. The fuel derivative instruments the Company held for 2007 were not as favorable as those held in the prior year, as they were at higher average crude-oil equivalent prices than the instruments that settled/expired in 2006. Despite this, the Company’s hedging program resulted in the realization of $727 million in cash settlements during 2007. These settlements generated a 2007 reduction to Fuel and oil expense of $686 million, compared to the prior year when the Company’s fuel derivative instruments resulted in a $634 million reduction to Fuel and oil expense. Even with these significant hedge positions in both years, the Company’s jet fuel cost per gallon increased 11.1 percent versus 2006. The average cost per gallon of jet fuel in 2007 was $1.70 compared to $1.53 in 2006, excluding fuel-related taxes and net of hedging gains. See Note 10 to the Consolidated Financial Statements. The 2007 increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, including the addition of blended winglets to all of the Company’s 737-700 aircraft. The Company is also in the process of installing blended winglets on a significant number of its 737-300 aircraft.

The Company holds a significant fuel hedge position for 2008, although for a lower percentage of forecasted consumption than in 2007. As of mid-January 2008, the Company is nearly 75 percent protected with fuel derivative instruments for its first quarter 2008 jet fuel requirements, at an average crude oil equivalent price of $51 per barrel, and the majority of these positions effectively perform like option contracts — allowing the Company to benefit in most cases from energy price decreases. During first quarter 2007, market prices (unhedged) for jet fuel averaged $1.81 per gallon, and the Company had fuel derivatives in place to protect against nearly 100 percent of its fuel usage at a crude oil equivalent price of $50 per barrel. January 2008 average market prices (unhedged) for jet fuel have been in the $2.60 to $2.65 range. Based on this difference in protection and current market conditions, the Company expects its first quarter 2008 jet fuel cost per gallon to be approximately $2.00 per gallon, excluding the impact of any hedge ineffectiveness and derivatives that do not qualify for hedge accounting as defined in SFAS 133. In addition, the Company had fuel derivative contracts in place for over 70 percent of its expected fuel consumption for the remainder of 2008 at approximately $51 per barrel; over 55 percent in 2009 at approximately $51 per barrel; nearly 30 percent in 2010 at approximately $63 per barrel; over 15 percent in 2011 at $64 per barrel; and over 15 percent in 2012 at $63 per barrel.

Maintenance materials and repairs per ASM increased 21.6 percent compared to 2006, while increasing $148 million on a dollar basis. On a dollar basis, engine expense accounted for over 45 percent of the increase and airframe expense accounted for over 43 percent of the increase. With respect to airframe expense, the Company completed significantly more planned airframe inspection and repair events than in the prior year. These events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event, and were also due to the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft which began in 2006. In engine expense, there was a significant increase in repairs for the Company’s 737-700 aircraft engines primarily due to the maturation of this fleet, which was introduced in 1997, and more repair events than expected. On a per-ASM basis, approximately 48 percent of the increase in maintenance materials and repairs was a result of the higher airframe expense, and approximately 43 percent of the increase was due to the higher engine expense. In first quarter 2008, the Company expects an increase in maintenance materials and repairs per ASM compared to first quarter 2007 and fourth quarter 2007, due to higher engine expense for 737-700 aircraft as well as continued higher airframe expense from the transition of aircraft to the Company’s new airframe maintenance program for 737-300 and 737-500 aircraft.

Aircraft rentals expense per ASM decreased 5.9 percent and, on a dollar basis, decreased slightly. The decrease per ASM was due primarily to the fact that the Company increased overall ASMs by 7.5 percent, but the number of aircraft on operating lease increased by only two from 2006 to 2007. The Company added 37 purchased aircraft to its fleet during 2007, and leased two additional 737-700 aircraft. The Company currently expects similar year-over-year rental expense comparisons for first quarter 2008.

Landing fees and other rentals increased $65 million on a dollar basis and 5.7 percent on a per-ASM basis, compared to 2006. The dollar increase was due primarily to an increase in airport gate space to support the increase in capacity and trips flown versus 2006. On a per-ASM basis, the increase was due primarily to higher rates paid for airport space. The Company currently expects a year-over-year increase in landing fees and other rentals per ASM for first quarter 2008, primarily due to higher rates paid for airport space.

Depreciation and amortization expense increased $40 million on a dollar basis compared to 2006, but was flat on a per-ASM basis. The dollar increase was due primarily to 37 new 737-700 aircraft purchased during 2007. Based on current fleet and growth plans, the Company expects a similar year-over-year comparison for first quarter 2008 on a per-ASM basis. See Note 4 to the Consolidated Financial Statements for further information on the Company’s future aircraft deliveries.

Other operating expenses increased $108 million but were flat on a per-ASM basis, compared to 2006. On a dollar basis, approximately 20 percent of the increase was due to an increase in revenue-related costs associated with the 8.1 percent increase in passenger revenues (such as credit card processing fees) and approximately 20 percent was due to higher personnel expenses (which includes items associated with flight crew travel, such as hotel and per diem costs) caused by the increase in capacity and trips flown. Excluding anticipated gains from the sale of aircraft, the Company currently expects an increase in other operating expenses on a per-ASM basis for first quarter 2008 compared to first quarter 2007, assuming increased revenues.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased by $9 million, or 7.0 percent, primarily due to the Company’s repayment of $729 million in debt during 2006 and 2007. This was partially offset by the issuance of $800 million in new debt instruments in 2006 and 2007; however, the timing of the new debt issued compared to the debt repaid resulted in lower expense for 2007. The Company currently expects an increase in interest expense compared to 2007, primarily due to a higher average debt balance associated with recent borrowings in late 2006 and in 2007. See Note 7 to the Consolidated Financial Statements for more information on long-term debt transactions. Capitalized interest declined slightly compared to 2006 due to a reduction in progress payment balances for scheduled future aircraft deliveries. Interest income decreased $40 million, or 47.6 percent, primarily due to a decrease in average cash and short-term investment balances on which the Company earns interest. See Note 1 to the Consolidated Financial Statements for more information.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During 2007, the Company recorded significant gains related to the ineffectiveness of its hedges as well as to the increase in market value of fuel derivative contracts that were marked to market because they didn’t qualify for SFAS 133 hedge accounting. The gains resulted from the dramatic increase in the fair value of the Company’s portfolio of fuel derivative instruments as commodity prices reached record levels. During 2006, the Company recorded losses related to the ineffectiveness of its hedges, as well as the increase in market value of fuel derivative contracts that were marked to market because they didn’t qualify for SFAS 133 hedge accounting, as commodity prices declined during that year. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2007 and 2006:

	2007	2006
	(In millions)

Mark-to-market impact from fuel contracts settling in future periods — included in Other (gains) losses, net	$(219)	$42
Ineffectiveness from fuel hedges settling in future periods — included in Other (gains) losses, net	(51)	39
Realized ineffectiveness and mark-to-market (gains) or losses — included in Other (gains) losses, net	(90)	20
Premium cost of fuel contracts included in Other (gains) losses, net	58	52
Other	10	(2)

	$(292)	$151

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, increased to 39.0 percent in 2007 from 36.8 percent in 2006. The higher 2007 rate included an $11 million ($.01 per share, diluted) net addition related to a revision in Illinois income tax laws enacted in 2007. The 2006 rate included a $9 million net reduction related to a revision in the State of Texas franchise tax law enacted during 2006. The Company currently expects its 2008 effective tax rate to be between 36 and 37 percent. The lower expected 2008 rate is primarily due to the January 2008 reversal of the 2007 Illinois tax law change, that resulted in the $11 million tax increase. The Company currently expects to reverse the $11 million net charge during first quarter 2008.

2006 Compared With 2005

The Company’s consolidated net income for 2006 was $499 million ($.61 per share, diluted), as compared to 2005 net income of $484 million ($.60 per share, diluted), an increase of $15 million, or 3.1 percent. Operating income for 2006 was $934 million, an increase of $209 million, or 28.8 percent, compared to 2005. The 2006 increase in operating income was due primarily to higher revenues from the Company’s fleet growth, improved load factors, and higher fares, which more than offset a significant increase in the cost of jet fuel. In both 2006 and 2005, the Company recognized adjustments related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives, which are included in “Other (gains) losses.” For 2006, these adjustments totaled net losses of $101 million. For 2005, these adjustments totaled net gains of $110 million.

Operating Revenues

Consolidated operating revenues increased $1.5 billion, or 19.8 percent, almost entirely due to a $1.5 billion, or 20.2 percent, increase in passenger revenues. The increase in passenger revenues was due primarily to an increase in capacity, an increase in RPM yield, and an increase in load factor. Approximately 45 percent of the increase in passenger revenue was due to the Company’s 8.8 percent increase in available seat miles compared to 2005. The Company increased available seat miles as a result of the addition of 36 737-700 aircraft. Approximately 35 percent of the increase in passenger revenue was due to a 6.9 percent increase in passenger yields. Average passenger fares increased 11.4 percent compared to 2005, primarily due to less fare discounting because of strong demand for air travel coupled with the availability of fewer seats as a result of industrywide domestic capacity reductions. The remainder of the passenger revenue increase was due primarily to the 2.4 point increase in the Company’s load factor compared to 2005.

The airline revenue environment changed significantly from the first half of 2006 to the second half of the year. The Company believes this was due to both reduced demand related to domestic economic factors, as well as the effects of the increased carryon baggage restrictions put in place following the terrorist plot uncovered by London authorities in August 2006. The airline revenue environment regained some momentum during late fourth quarter 2006, and, despite growing capacity 10 percent during the quarter, the Company achieved a record load factor of 70.2 percent at healthy yields, which resulted in a unit revenue growth rate of 4.2 percent.

Consolidated freight revenues increased slightly versus 2005. An $18 million, or 17.1 percent, increase in freight and cargo revenues, primarily as a result of higher rates charged, was almost entirely offset by lower mail revenues. The lower mail revenues were due to the Company’s decision to discontinue carrying mail for the U.S. Postal Service effective as of the end of second quarter 2006. “Other revenues” increased $30 million, or 17.4 percent, compared to 2005, primarily from higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card.

Operating Expenses

Consolidated operating expenses for 2006 increased $1.3 billion, or 18.9 percent, compared to the 8.8 percent increase in capacity. Historically, changes in operating expenses for airlines are typically driven by changes in capacity, or

ASMs. The following presents Southwest’s operating expenses per ASM for 2006 and 2005 followed by explanations of these changes on a per-ASM and/or an absolute dollar basis:

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

Salaries, wages, and benefits expense per ASM increased .6 percent compared to 2005, primarily due to an increase in average wage rates, largely offset by productivity efforts that enabled the Company to grow overall headcount at a rate less than the growth in ASMs. The Company’s headcount at December 31, 2006, was 2.9 percent higher than at December 31, 2005, despite the 8.8 percent growth in available seat miles. On a dollar basis, Salaries, wages and benefits increased $270 million, of which $197 million was solely wages. The $197 million increase in wages represented a 10.1 percent increase compared to 2005, on an 8.8 percent increase in ASMs. Of the $197 million increase in wages, the majority was related to the increase in average wage rates.

Fuel and oil expense increased $797 million, and on a per-ASM basis increased 46.2 percent, net of hedging gains, primarily due to a significant increase in the average cost per gallon of jet fuel. Although the Company’s fuel hedge position was not as strong as the position the Company held in 2005, the Company’s hedging program still resulted in the realization of $675 million in cash settlements during 2006. These settlements resulted in a 2006 reduction to Fuel and oil expense of $634 million. However, even with this hedge position, the Company’s jet fuel cost per gallon increased 48.5 percent versus 2005. The average cost per gallon of jet fuel in 2006 was $1.53 compared to $1.03 in 2005, excluding fuel-related taxes and net of hedging gains. See Note 10 to the Consolidated Financial Statements. The increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, including the addition of blended winglets to all of the Company’s 737-700 aircraft.

On an absolute dollar basis, maintenance materials and repairs expense increased $22 million, primarily due to an increase in the number of aircraft engine repairs. However, on a per-ASM basis, maintenance materials and repairs decreased 1.9 percent compared to 2005, as the dollar increase was only 4.9 percent versus the capacity (ASM) increase of 8.8 percent.

Aircraft rentals per ASM decreased 10.5 percent. The Company’s 8.8 percent increase in ASMs was generated by the 36 aircraft the Company acquired during 2006, all of which were purchased. The number of aircraft on operating lease remained the same, thereby reducing the percentage of these aircraft in the total fleet. On an absolute dollar basis, expense decreased $5 million due to the renegotiation of some aircraft leases at lower rates.

Landing fees and other rentals per ASM was flat compared to 2005. On a dollar basis, expense increased $41 million, primarily due to the Company’s increase in airport space to support additional flight activity.

Depreciation and amortization expense per ASM increased 1.8 percent, and on a dollar basis increased $46 million. These increases were primarily due to an increase in depreciation expense per ASM from 36 new 737-700 aircraft purchased during 2006 and the resulting higher percentage of owned aircraft.

In absolute dollars, Other operating expenses increased $122 million, of which $39 million related to credit card processing fees. The $39 million increase in credit card processing fees represented a 22.2 percent increase from 2005 compared to the Company’s 20.2 percent increase in Passenger revenues. In excess of 97 percent of Passenger revenues are booked via customer credit cards, resulting in a close correlation between these two measures. The second and third largest increases in Other operating expenses on an absolute dollar basis were in Fuel taxes ($18 million, or 14.0 percent, primarily due to a 15.0 percent increase in the unhedged cost of jet fuel per gallon and a 7.9 percent increase in gallons consumed), and Personnel expenses ($16 million, or 11.9 percent, primarily representing hotel and per diem costs for Pilots and Flight Attendants, primarily due to a 6.2 percent increase in trips flown). Other operating expenses per ASM increased 1.4 percent compared to 2005, primarily due to the increase in revenue-related costs, such as credit card processing fees, related to the Company’s 20.2 percent increase in Passenger revenues.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $6 million, or 4.9 percent, primarily due to an increase in floating interest rates. This was partially offset by the Company’s repayment during 2006 of $607 million in debt. The majority of the Company’s long-term debt is at floating rates. In addition, the Company issued $300 million in senior unsecured notes during December 2006. See Note 7 to the Consolidated Financial Statements for more information. Capitalized interest increased $12 million, or 30.8 percent, compared to 2005, due to higher 2006 progress payment balances for scheduled future aircraft deliveries as well as higher interest rates. Interest income increased $37 million, or 78.7 percent, primarily due to an increase in rates earned on cash and investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During 2006, the Company recorded losses related to the ineffectiveness of its hedges as well as the decrease in market value of fuel derivative contracts that were marked to market because they didn’t qualify for SFAS 133 hedge accounting. The losses resulted from the decrease in the fair value of the Company’s portfolio of fuel derivative instruments as commodity prices declined during the year. During 2005, the Company recorded significant gains related to the ineffectiveness of its hedges as well as the increase in market value of fuel derivative contracts that were marked to market because they didn’t qualify for SFAS 133 hedge accounting, as commodity prices increased during that year. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2007 and 2006:

(In millions)	2006	2005

Mark-to-market impact from fuel contracts settling in future periods — included in Other (gains) losses, net	$42	$(77)
Ineffectiveness from fuel hedges settling in future periods — included in Other (gains) losses, net	39	(9)
Realized ineffectiveness and mark-to-market (gains) or losses — included in Other (gains) losses, net	20	(24)
Premium cost of fuel contracts included in Other (gains) losses, net	52	35
Other	(2)	(15)

	$151	$(90)

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 36.8 percent in 2006 from 37.9 percent in 2005. The decrease in the 2006 rate was due primarily to a $9 million net reduction related to a revision in the State of Texas franchise tax law enacted during 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.8 billion in 2007 compared to $1.4 billion in 2006. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. The operating cash flows in both 2007 and 2006 were also significantly impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program (counterparty deposits are reflected as an increase to Cash and a corresponding increase to Accrued liabilities). There was an increase in counterparty deposits of $1.5 billion for 2007, versus a decrease of $410 million during 2006. The increase in these deposits during 2007 was due to the significant increase in fair value of the Company’s fuel derivative portfolio from December 31, 2006, to December 31, 2007. The decrease during 2006 was due primarily to a decrease in the fair value of the Company’s fuel derivative instruments, as a result of a decline in energy commodity prices during 2006. Cash flows associated with purchasing and/or selling derivatives are also classified as operating cash flows, although these amounts were not material for 2007 or 2006. Cash flows from operating activities for 2007 were also driven by the $645 million in net income, plus noncash depreciation and amortization expense of $555 million. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and Item 7A. Qualitative and Quantitative Disclosures about Market Risk, respectively. Cash generated in 2007 and in 2006 was used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash flows used in investing activities in 2007 totaled $1.5 billion, approximately the same as in 2006. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 37 new 737-700 aircraft in 2007 (the remaining two 737-700s added to the fleet during 2007 were leased) versus the purchase of 36 737-700s in 2006. See Note 4 to the Consolidated Financial Statements. Investing activities for 2007 were also reduced by $198 million related to a change in the balance of the Company’s short-term investments, namely auction rate securities.

Net cash used in financing activities was $493 million in 2007, primarily from the repurchase of $1.0 billion of common stock. The Company repurchased a total of 66 million shares of outstanding common stock during 2007 as a result of buyback programs authorized by the Company’s Board of Directors. These uses were partially offset by the October 2007 issuance of $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates. Net cash used in financing activities was $801 million in 2006, primarily from the repurchase of $800 million of common stock and the repayment of $607 million in debt. The Company repurchased a total of 49 million shares of outstanding common stock during 2006 as a result of three buyback programs authorized by the Company’s Board of Directors. These uses were partially offset by the issuance of $300 million senior unsecured 5.75% notes in December 2006 and $260 million in proceeds from exercises of Employee stock options. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

The Company has various options available to meet its 2008 capital and operating commitments, including cash on hand and short-term investments at December 31, 2007, totaling $2.8 billion, internally generated funds, and a $600 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. The Company believes it has access to a wide variety of financing arrangements because of its excellent credit ratings, unencumbered assets, modest leverage, and consistent profitability. The Company currently has outstanding shelf registrations for the issuance of up to $540 million in public debt securities and pass through certificates, which it may utilize for aircraft financings or other purposes in the future.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 39 Boeing 737-700 aircraft in 2007 — 37 of which were new aircraft from Boeing, and two of which were pre-owned and leased from a third party. As of December 31, 2007, the Company had exercised all remaining options for aircraft to be delivered in 2008, and had firm orders for 29 737-700 aircraft in 2008, 20 in 2009, 10 each in 2010-2012, and 29 thereafter. The Company also had options for 8 737-700 aircraft in 2009, 24 in 2010, 22 in 2011 and 30 in 2012. Southwest also has an additional 54 purchase rights for 737-700 aircraft for the years 2008 through 2014. The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from Boeing and must be exercised 18 months prior to the contractual delivery date.

The leasing of aircraft effectively provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating the aircraft, and retains the risk of loss for leased aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. The Company operates 95 leased aircraft, of which 86 are operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $211 million at December 31, 2007.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2007:

	Obligations by Period
		2009	2011	Beyond
Contractual Obligations	2008	- 2010	- 2012	2012	Total
	(In millions)

Long-term debt(1)	$27	$65	$451	$1,499	$2,042
Interest commitments(2)	115	229	208	556	1,108
Capital lease commitments(3)	16	32	12	—	60
Operating lease commitments	400	633	430	876	2,339
Aircraft purchase commitments(4)	747	839	902	684	3,172
Other purchase commitments	60	64	14	—	138

Total contractual obligations	$1,365	$1,862	$2,017	$3,615	$8,859

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Related to fixed-rate debt

(3)	Includes amounts classified as interest

(4)	Firm orders from Boeing

There were no outstanding borrowings under the revolving credit facility at December 31, 2007. See Note 6 to the Consolidated Financial Statements for more information on the Company’s revolving credit facility.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing present and anticipated proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. This program was completed during first quarter 2005, resulting in the total repurchase of approximately 21 million of the Company’s common shares.

In 2006 and 2007, the Company’s Board of Directors authorized five separate programs for the repurchase of up to a total of $1.8 billion of the Company’s Common Stock — $300 million authorized in January 2006, $300 million authorized in May 2006, $400 million authorized in November 2006, $300 million authorized in March 2007, and $500 million authorized in May 2007. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, the last of which was completed during third quarter 2007, resulted in the repurchase of a total of approximately 116 million shares.

During January 2008, the Company’s Board of Directors authorized an additional program for the repurchase of up to $500 million of the Company’s Common Stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2007 was $931 million, compared to $799 million as of December 31, 2006.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage”, tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets. Holding other factors constant, a ten-percent change in the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets for 2007 would have resulted in a $20 million, or .2%, change in Passenger revenues recognized for that period.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. No material adjustments were recorded for years 2005, 2006, or 2007.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

As of December 31, 2007, the Company had approximately $15.2 billion (at cost) of long-lived assets, including $13.0 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 434 Boeing 737 aircraft in the Company’s fleet at December 31, 2007, which are either owned or on capital lease. The remaining 86 Boeing 737 aircraft in the Company’s fleet at December 31, 2007, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

		Estimated
		Residual
	Estimated Useful Life	value
Aircraft and engines	23 to 25 years	15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	5 years or lease term	0%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing). The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft.

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

Financial Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices, and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). See “Quantitative and Qualitative Disclosures about Market Risk” for more information on these risk management activities and see Note 10 to the Consolidated Financial Statements for more information on SFAS 133, the Company’s fuel hedging program, and financial derivative instruments.

SFAS 133 requires that all derivatives be reflected at market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2007, the Company was a party to over 346 financial derivative instruments, related to its fuel hedging program, for year 2008 and beyond. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2007, was $2.4 billion, compared to $999 million at December 31, 2006. The large increase in fair value was due primarily to the significant increase in energy prices in the second half of 2007, net of the expiration (i.e., settlement) of approximately $727 million in fuel derivative instruments that related to 2007 and net of new derivative instruments the Company added for future years. Of the remaining $2.4 billion in fair value of fuel hedging financial derivative instruments at December 31, 2007, approximately $1.1 billion is expected to settle, or expire during 2008. Changes in the fair values of these instruments can vary dramatically, as was evident during recent years, based on changes in the underlying commodity prices. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

The Company enters into financial derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS 133. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on variations of those like commodities to the Company’s ultimate expected price to be paid for jet fuel at the specific locations in which the Company hedges.

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In recent years, because of increased volatility in energy markets, the Company’s estimates of the presumed effectiveness of its hedges made at the time the hedges were initially designated have materially differed from actual results, resulting in increased volatility in the Company’s periodic financial results. For example, historical data had been utilized in qualifying unleaded gasoline for SFAS 133 hedge accounting under the presumption that derivatives of such commodity would result in effective hedges, as defined. This historical data is updated every quarterly reporting period to ascertain whether SFAS 133 hedge accounting is allowed for every commodity the Company uses in its hedging program. During 2006, based on these updates, the Company in fact lost SFAS 133 hedge accounting for all unleaded gasoline derivative instruments, and thus has marked all such derivatives to market value in each subsequent quarterly period since that time, with all changes in value reflected as a component of Other gains/losses in the Consolidated Statement of Income. Although commodities such as crude oil and heating oil have continued to qualify for hedge accounting in most cases, there have been instances in which the Company has also lost hedge accounting in specific geographic locations for these commodities. In these instances, the Company has also marked such derivatives to market value with changes reflected in the income statement each reporting period. Although the Company’s prospective assessment has been utilized to ensure that crude oil and heating oil in most cases still qualify for SFAS 133 hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. If recent volatility in these commodity markets continues for an extended period of time or worsens in the near future, the Company could lose hedge accounting altogether for all crude oil and heating oil derivatives, which would create further volatility in the Company’s financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their values from period to period and thus determine how they are accounted for under SFAS 133. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result, as defined by SFAS 133. This could result in the immediate recording of noncash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire/settle until a future period. Likewise, if a derivative contract ceases to qualify for hedge accounting, the changes in the fair value of the derivative instrument is recorded every period to “Other gains and losses” in the income statement in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s financial statements. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on the change in value of derivative contracts settling in future periods recorded during recent periods has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As the fair value of the Company’s hedge positions can fluctuate significantly in amount from period to period, it is probable there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses recorded in future periods will be material. This is primarily because small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

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

The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges, as required by SFAS 133. During first quarter 2006, the Company did revise its method for forecasting these future cash flows. Prior to 2006, the Company had estimated future cash flows using actual market forward prices of a single like commodity and adjusting for historical differences from the Company’s actual jet fuel purchase prices. The Company implemented an improved model for forecasting forward jet fuel prices during 2006, due to the fact that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. In accordance with SFAS 133, the Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This improved methodology for estimating future cash flows (i.e., jet fuel prices) was applied prospectively, in accordance with the Company’s interpretation of SFAS 133. The Company did not, however, change its method for either assessing or measuring hedge ineffectiveness. As a result of this new method for forecasting future jet fuel prices, the Company believes its hedges are more likely to be effective over the long-term.

The Company also utilizes financial derivative instruments in the form of interest rate swap agreements. The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. The Company currently holds interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027. The interest rate swaps associated with the $300 million 5.125% notes and $100 million 7.375% debentures were entered into during 2007.

The floating rate paid under the swap associated with the $385 million 6.5% senior unsecured notes due 2012 is set in arrears. The Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months and receives 6.5 percent every six months on a notional amount of $385 million until 2012. The average floating rate paid under this agreement during 2007 is estimated to be 7.31 percent based on actual and forward rates at December 31, 2007. The floating rate for the swap agreement relating to its $350 million 5.25% senior unsecured notes due 2014 is set at the beginning of each six month period. Under this agreement, the Company pays LIBOR plus a margin every six months and receives 5.25 percent every six months on a notional amount of $350 million until 2014. The average floating rate paid under this agreement during 2007 was 6.02 percent. For both the swap agreements associated with the $300 million 5.125% notes and $100 million 7.375% debentures, the Company pays the LIBOR plus a margin every six months on the notional amount of the debt, and receives the fixed stated rate of the notes or debentures every six months until the date the notes or debentures become due. The average floating rate paid during 2007 under the agreement associated with the $300 million 5.125% notes due 2016 was 4.64 percent. The average floating rate paid during 2007 under the agreement associated with the $100 million 7.375% debentures due 2027 was 6.73 percent.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair values of the interest rate swap agreements, which are adjusted regularly, is recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The total fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2007, was an asset of approximately $16 million. The total fair value of the swap agreements held at December 31, 2006, was a liability of $30 million. The long-term portion of these amounts is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet for each respective year. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10 to the Consolidated Financial Statements.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments, and forward jet fuel prices, would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Share-Based Compensation

The Company has share-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Executive Chairman of the Company. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, prior to adoption of SFAS 123R, share-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.

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

Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods were retroactively adjusted utilizing the pro forma disclosures in those prior financial statements. As part of this revision, the Company recorded cumulative share-based compensation expense of $409 million for the period 1995-2005, resulting in a reduction to Retained earnings in the Consolidated Balance Sheet as of December 31, 2005. This adjustment, along with the creation of a net Deferred income tax asset in the amount of $130 million, resulted in an offsetting increase to Capital in excess of par value in the amount of $539 million in the Consolidated Balance Sheet as of December 31, 2005. The Deferred tax asset represents the portion of the cumulative expense related to stock options that will result in a future tax deduction.

The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. For 2006 and 2007, the Company has relied on observations of historical volatility trends, implied future volatility observations as determined by independent third parties, and implied volatility from traded options on the Company’s stock. For both 2007 and 2006 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 24 percent to 27 percent. Prior to 2005, the Company relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected term of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups.

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

Vesting terms for the Company’s stock option plans differ based on the type of grant made and the group to which the options are granted. For grants made to Employees under collective bargaining plans, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans,” options generally vest and become fully exercisable over three, five, or ten years of continued

employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

As of December 31, 2007, the Company had $37 million in remaining unrecognized compensation cost related to past grants of stock options, which is expected to be recognized over a weighted-average period of 2.25 years. The total recognition period for the remaining unrecognized compensation cost was approximately eight years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions. The majority of the $37 million in share-based compensation expense reflected in the Consolidated Statement of Income for the year ended December 31, 2007, was related to options granted prior to the adoption of SFAS 123R. Based on Employee stock options expected to vest during 2008, and the Company’s expectation of future grants, the Company expects the expense related to share-based compensation to once again decrease during 2008 compared to 2007 expense.

The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

Recent Accounting Developments

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.

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

Fuel Hedging

The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.5 billion gallons of jet fuel in 2008. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $15 million per year, excluding any impact of the Company’s derivative instruments.

The fair values of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2007, were net assets of $2.4 billion. The current portion of these financial derivative instruments, or $1.1 billion, is classified as “Fuel derivative contracts” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $1.3 billion, is included in “Other assets.”

The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten-percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2007, prices would correspondingly change the fair value of the commodity derivative instruments in place by up to $658 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2007, levels, except underlying futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2007, the Company had agreements with nine counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2007, the Company held $2.0 billion in cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The deposits are included in “Accrued liabilities” on the Consolidated Balance Sheet. See also Note 10 to the Consolidated Financial Statements.

Financial Market Risk

The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably. While the Company uses financial leverage, it has maintained a strong balance sheet and an “A” credit rating on its senior unsecured fixed-rate debt with Standard & Poor’s and Fitch ratings agencies, and a “Baa1” credit rating with Moody’s rating agency as of December 31, 2007. In January 2008, Fitch announced a cut in the Company’s senior unsecured debt rating to “A−”. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012, the $350 million 5.25% senior unsecured notes due 2014, the $300 million 5.125% senior unsecured notes due 2017, and the $100 million 7.375% senior unsecured debentures due 2027. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the notes or debentures that were converted to a floating rate as previously noted, the Company’s only fixed-rate senior unsecured notes at December 31, 2007 were its $300 million notes due 2016. These senior unsecured notes have a fixed-rate of 5.75 percent, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The Company’s outstanding $500 million EETCs, which are secured by 16 Boeing 737-700 aircraft, had an effective fixed-rate of 6.24 percent. The carrying value of the Company’s floating rate debt totaled $1.3 billion, and this debt had a weighted-average maturity of 6.1 years at floating rates averaging 5.68 percent for the twelve months ended December 31, 2007. In total, the Company’s fixed rate debt and floating rate debt represented 6.5 percent and 10.3 percent, respectively, of total noncurrent assets at December 31, 2007.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $2.2 billion, and short-term investments, which totaled $566 million, at December 31, 2007. However, the Company generally does not retain the interest earnings on the $2.0 billion in cash collateral deposits from counterparties associated with the Company’s fuel derivative instruments. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, auction rate securities, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2007, would not have a material affect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash (excluding cash collateral deposits), and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2007, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $3 million. Utilizing these assumptions and considering the Company’s cash balance (excluding cash collateral deposits), short-term investments, and floating-rate debt outstanding at December 31, 2007, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, the revolving credit facility, and outstanding debt agreements. Covenants include the maintenance of minimum credit ratings. For the revolving credit facility, the Company must also maintain, at all times, a Coverage Ratio, as defined in the agreement, of not less than 1.00 to 1.25. The Company met or exceeded the minimum standards set forth in these agreements as of December 31, 2007. However, if conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,213	$1,390
Short-term investments	566	369
Accounts and other receivables	279	241
Inventories of parts and supplies, at cost	259	181
Fuel derivative contracts	1,069	369
Prepaid expenses and other current assets	57	51

Total current assets	4,443	2,601
Property and equipment, at cost:
Flight equipment	13,019	11,769
Ground property and equipment	1,515	1,356
Deposits on flight equipment purchase contracts	626	734

	15,160	13,859
Less allowance for depreciation and amortization	4,286	3,765

	10,874	10,094
Other assets	1,455	765

	$16,772	$13,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$643
Accrued liabilities	3,107	1,323
Air traffic liability	931	799
Current maturities of long-term debt	41	122

Total current liabilities	4,838	2,887
Long-term debt less current maturities	2,050	1,567
Deferred income taxes	2,535	2,104
Deferred gains from sale and leaseback of aircraft	106	120
Other deferred liabilities	302	333
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2007 and 2006	808	808
Capital in excess of par value	1,207	1,142
Retained earnings	4,788	4,307
Accumulated other comprehensive income	1,241	582
Treasury stock, at cost: 72,814,104 and 24,302,215 shares in 2007 and 2006, respectively	(1,103)	(390)

Total stockholders’ equity	6,941	6,449

	$16,772	$13,460

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In millions, except
	per share amounts)

OPERATING REVENUES:
Passenger	$9,457	$8,750	$7,279
Freight	130	134	133
Other	274	202	172

Total operating revenues	9,861	9,086	7,584
OPERATING EXPENSES:
Salaries, wages, and benefits	3,213	3,052	2,782
Fuel and oil	2,536	2,138	1,341
Maintenance materials and repairs	616	468	446
Aircraft rentals	156	158	163
Landing fees and other rentals	560	495	454
Depreciation and amortization	555	515	469
Other operating expenses	1,434	1,326	1,204

Total operating expenses	9,070	8,152	6,859

OPERATING INCOME	791	934	725
OTHER EXPENSES (INCOME):
Interest expense	119	128	122
Capitalized interest	(50)	(51)	(39)
Interest income	(44)	(84)	(47)
Other (gains) losses, net	(292)	151	(90)

Total other expenses (income)	(267)	144	(54)

INCOME BEFORE INCOME TAXES	1,058	790	779
PROVISION FOR INCOME TAXES	413	291	295

NET INCOME	$645	$499	$484

NET INCOME PER SHARE, BASIC	$.85	$.63	$.61

NET INCOME PER SHARE, DILUTED	$.84	$.61	$.60

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006, and 2005
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Par Value	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share amounts)

Balance at December 31, 2004	$790	$777	$3,614	$417	$(71)	$5,527
Purchase of shares of treasury stock	—	—	—	—	(55)	(55)
Issuance of common and treasury stock pursuant to Employee stock plans	12	59	(66)	—	126	131
Tax benefit of options exercised	—	47	—	—	—	47
Share-based compensation	—	80	—	—	—	80
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	484	—	—	484
Unrealized gain on derivative instruments	—	—	—	474	—	474
Other	—	—	—	1	—	1

Total comprehensive income						959

Balance at December 31, 2005	$802	$963	$4,018	$892	$—	$6,675
Purchase of shares of treasury stock	—	—	—	—	(800)	(800)
Issuance of common and treasury stock pursuant to Employee stock plans	6	39	(196)	—	410	259
Tax benefit of options exercised	—	60	—	—	—	60
Share-based compensation	—	80	—	—	—	80
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	499	—	—	499
Unrealized loss on derivative instruments	—	—	—	(306)	—	(306)
Other	—	—	—	(4)	—	(4)

Total comprehensive income						189

Balance at December 31, 2006	$808	$1,142	$4,307	$582	$(390)	$6,449

Purchase of shares of treasury stock	—	—	—	—	(1,001)	(1,001)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(150)	—	288	138
Tax benefit of options exercised	—	28	—	—	—	28
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	645	—	—	645
Unrealized gain on derivative instruments	—	—	—	636	—	636

Other	—	—	—	23	—	23
Total comprehensive income						1,304

Balance at December 31, 2007	$808	$1,207	$4,788	$1,241	$(1,103)	$6,941

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$645	$499	$484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	515	469
Deferred income taxes	328	277	291
Amortization of deferred gains on sale and leaseback of aircraft	(14)	(16)	(16)
Share-based compensation expense	37	80	80
Excess tax benefits from share-based compensation arrangements	(28)	(60)	(47)
Changes in certain assets and liabilities:
Accounts and other receivables	(38)	(5)	(9)
Other current assets	(229)	87	(59)
Accounts payable and accrued liabilities	1,609	(223)	855
Air traffic liability	131	150	120
Other, net	(151)	102	(50)

Net cash provided by operating activities	2,845	1,406	2,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,331)	(1,399)	(1,146)
Purchases of short-term investments	(5,086)	(4,509)	(1,804)
Proceeds from sales of short-term investments	4,888	4,392	1,810
Payment for assets of ATA Airlines, Inc.	—	—	(6)
Debtor in possession loan to ATA Airlines, Inc.	—	20	—
Other, net	—	1	—

Net cash used in investing activities	(1,529)	(1,495)	(1,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	500	300	300
Proceeds from Employee stock plans	139	260	132
Payments of long-term debt and capital lease obligations	(122)	(607)	(149)
Payments of cash dividends	(14)	(14)	(14)
Repurchase of common stock	(1,001)	(800)	(55)
Excess tax benefits from share-based compensation arrangements	28	60	47
Other, net	(23)	—	(1)

Net cash provided by (used in) financing activities	(493)	(801)	260

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	823	(890)	1,232
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,390	2,280	1,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,213	$1,390	$2,280

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest, net of amount capitalized	$63	$78	$71
Income taxes	$94	$15	$8
Noncash rights to airport gates acquired through reduction in debtor in possession loan to ATA Airlines, Inc.	$—	$—	$20

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Summary of Significant Accounting Policies

Basis of Presentation

Southwest Airlines Co. (the Company or Southwest) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of Southwest and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months. These investments are classified as available-for-sale securities and are stated at fair value. At each reset period, the Company accounts for the transaction as “Proceeds from sales of short-term investments” for the security relinquished, and a “Purchase of short-investments” for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, are recognized in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheet. Realized gains and losses on specific investments, which totaled $17 million in 2007, $17 million in 2006, and $4 million in 2005, are reflected in “Interest income” in the accompanying Consolidated Income Statement.

The Company’s cash and cash equivalents and short-term investments as of December 31, 2006 and 2007, included $540 million and $2.0 billion, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments. Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly. Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled. The amount of allowance for doubtful accounts as of December 31, 2005, 2006 and 2007 was immaterial. In addition, the provision for doubtful accounts and write-offs for 2005, 2006, and 2007 were immaterial.

Inventories

Inventories primarily consist of flight equipment expendable parts, materials, aircraft fuel, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2005, 2006 and 2007. In addition, the Company’s provision for obsolescence and write-offs for 2005, 2006, and 2007 were immaterial.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are generally 15 percent and for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations is recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, recommendations from Boeing, the manufacturer of the Company’s aircraft, and current fair values in markets for similar used aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, modifications or improvements to the aircraft, changes in utilization of the aircraft (actual flight hours or cycles during a given period of time), governmental regulations on aging aircraft, changing market prices of new and used aircraft of the same or similar types, etc. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP.

When appropriate, the Company evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, operating or cash flow losses associated with the use of the long-lived asset, etc. The Company continues to experience positive cash flow and operate all of its aircraft, and there have been no significant impairments of long-lived assets recorded during 2005, 2006, or 2007.

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Intangible Assets

Intangible assets primarily consist of leasehold rights to airport owned gates. These assets are amortized on a straight-line basis over the expected useful life of the lease, approximately 20 years. The accumulated amortization related to the Company’s intangible assets at December 31, 2007, and 2006, was $9 million and $5 million, respectively. The Company periodically assesses its intangible assets for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets; however, no impairments have been noted.

Revenue Recognition

Tickets sold are initially deferred as “Air traffic liability”. Passenger revenue is recognized when transportation is provided. “Air traffic liability” primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date (whether refundable or nonrefundable) can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and many members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel is provided. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s revenue recognition method with respect to forfeited tickets.

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

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governmental entity on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, but are not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

Frequent Flyer Program

The Company records a liability for the estimated incremental cost of providing free travel under its Rapid Rewards frequent flyer program at the time an award is earned. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit.

The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits are accounted for under the residual value method. Under this method, the Company has determined the portion of funds received for sale of flight segment credits that relate to free travel, currently estimated at 75 percent of the amount received per flight segment credit sold. These amounts are deferred and recognized as “Passenger revenue” when the ultimate free travel awards are flown or the credits expire unused. The remaining 25 percent of the amount received per flight segment credit sold, which is assumed not to be associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of Southwest for use in marketing materials. This remaining portion is recognized in “Other revenue” in the period earned.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 was $191 million, $182 million, and $173 million, respectively.

Share-Based Employee Compensation

The Company has stock-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with the Executive Chairman of the Company. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” See Note 13.

Financial Derivative Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates. These interest rate hedges are accounted for as fair value hedges, as defined by SFAS 133.

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

For the effective portion of settled hedges, as defined in SFAS 133, the Company records the associated gains or losses as a component of Fuel and oil expense in the Consolidated Statement of Income. For amounts representing ineffectiveness, as defined, or changes in fair value of derivative instruments for which hedge accounting is not applied, the Company records any gains or losses as a component of Other (gains) losses, net, in the Consolidated Statement of Income. Amounts that are paid or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received associated with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) are classified as a component of Other (gains) losses, net, in the Consolidated Statement of Income in the period in which the instrument settles or expires. All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, either as a component of changes in Other current assets or Other, net, depending on whether the derivative will settle within twelve months or beyond twelve months, respectively. See Note 10 for further information on SFAS 133 and financial derivative instruments.

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

Concentration Risk

A significant number of the Company’s Employees are unionized and are covered by collective bargaining agreements. The following Employee groups are under agreements that are currently amendable or will become amendable during 2008: the Company’s Pilots (became amendable in 2006, and currently in discussions on a new agreement); the Company’s Flight Attendants (becomes amendable in June 2008); the Company’s Ramp, Operations, Provisioning, and Freight Agents (becomes amendable in July 2008, and began negotiations in January 2008); the Company’s Stock Clerks and Mechanics (both become amendable in August 2008); and the Company’s Customer Service and Reservations Agents (becomes amendable in November 2008.)

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

To manage risk associated with financial derivative instruments held, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2007, the Company had agreements with nine counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2007, the Company held $2.0 billion in cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program.

The Company operates an all-Boeing 737 fleet of aircraft. If the Company was unable to acquire additional aircraft from Boeing, or Boeing was unable or unwilling to provide adequate support for its products, the Company’s operations could be adversely impacted. However, the Company considers its relationship with Boeing to be good and believes the advantages of operating a single fleet type outweigh the risks of such a strategy.

2.	Recent Accounting Developments

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on its financial condition, results of operations, or cash flow.

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

During fourth quarter 2005, ATA Airlines, Inc. (ATA) entered into an agreement in which an investor, MatlinPatterson Global Opportunities Partners II, would provide financing to enable ATA to emerge from bankruptcy. As part of this transaction, Southwest entered into an agreement with ATA to acquire the leasehold rights to four additional leased gates at Chicago Midway Airport in exchange for a $20 million reduction in the Company’s debtor-in-possession loan. Upon ATA’s emergence from bankruptcy, which took place on February 28, 2006, ATA repaid the remaining $20 million balance of the debtor-in-possession financing to the Company, and provided a letter of credit to support Southwest’s obligation under the construction loan to the City of Chicago. In addition, Southwest was relieved of its commitment to purchase ATA convertible preferred stock.

Southwest and ATA also agreed on a code share arrangement, under which each carrier can exchange passengers on certain designated flights. This agreement was approved and implemented during first quarter 2005, although it has since been enhanced and adjusted.

4.	Commitments

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2007, the Company had contractual purchase commitments with Boeing for 29 737-700 aircraft deliveries in 2008, 20 scheduled for delivery in 2009, 10 each in 2010 thru 2012, and 29 thereafter. In addition, the Company has options and purchase rights for an additional 138 737-700s that it may acquire during 2009-2014. The Company has the option, which must be exercised 18 months prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s. As of December 31, 2007, aggregate funding needed for firm commitments is approximately $3.2 billion, subject to adjustments for inflation, due as follows: $747 million in 2008, $498 million in 2009, $341 million in 2010, $444 million in 2011, $458 million in 2012, and $684 million thereafter.

5.	Accrued Liabilities

	2007	2006
	(In millions)

Retirement plans (Note 14)	$132	$165
Aircraft rentals	125	128
Vacation pay	164	151
Advances and deposits (Note 10)	2,020	546
Deferred income taxes	370	78
Other	296	255

Accrued liabilities	$3,107	$1,323

6.	Revolving Credit Facility

The Company has a revolving credit facility under which it can borrow up to $600 million from a group of banks. The facility expires in August 2010 and is unsecured. At the Company’s option, interest on the facility can be calculated on one of several different bases. For most borrowings, Southwest would anticipate choosing a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floating rate based upon LIBOR. If the facility had been fully drawn at December 31, 2007, the spread over LIBOR would have been 62.5 basis points given Southwest’s credit rating at that date. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2007, the Company was in compliance with this covenant, and there were no outstanding amounts borrowed under this facility.

7.	Long-Term Debt

	2007	2006
	(In millions)

7 7/8% Notes due 2007	$—	$100
French Credit Agreements due 2012	32	37
6 1/2% Notes due 2012	386	369
5 1/4% Notes due 2014	352	336
5 3/4% Notes due 2016	300	300
5 1/8% Notes due 2017	311	300
French Credit Agreements due 2017	94	100
Pass Through Certificates	480	—
7 3/8% Debentures due 2027	103	100
Capital leases (Note 8)	52	63

	2,110	1,705
Less current maturities	41	122
Less debt discount and issuance costs	19	16

	$2,050	$1,567

On September 1, 2007, the Company redeemed its $100 million senior unsecured 7 7/8% notes on their scheduled maturity date.

On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by Southwest on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by Southwest and are secured by a mortgage on each aircraft. Interest on the equipment notes held for the certificates is payable semi-annually, beginning February 1, 2008. Also beginning February 1, 2008, principal payments on the equipment notes held for both series of certificates are due semi-annually until the balance of the certificates mature on August 1, 2022. The Company utilized the proceeds from the issuance of the Pass Through Certificates for general corporate purposes. Prior to their issuance, the Company also entered into swap agreements to hedge the variability in interest rates on the Pass Through Certificates. The swap agreements were accounted for as cash flow hedges, and resulted in a payment by the Company of $20 million upon issuance of the Pass Through Certificates. The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt and is reflected in the above table as a reduction in the debt balance. The ineffectiveness of the hedge transaction was immaterial.

During December 2006, the Company issued $300 million senior unsecured Notes due 2016. The notes bear interest at 5.75 percent, payable semi-annually in arrears, with the first payment made on June 15, 2007. Southwest used the net proceeds from the issuance of the notes for general corporate purposes.

During February 2005, the Company issued $300 million senior unsecured Notes due 2017. The notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment made on September 1, 2005. Southwest used the net proceeds from the issuance of the notes for general corporate purposes. In January 2007, the Company entered into an interest-rate swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement.

In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 45 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans, and the Company may terminate the arrangements in any year on either of those dates, under certain conditions. The Company pledged four aircraft as collateral for the transactions.

In September 2004, the Company issued $350 million senior unsecured Notes due 2014. The notes bear interest at 5.25 percent, payable semi-annually in arrears, on April 1 and October 1. Concurrently, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement. Southwest used the net proceeds from the issuance of the notes for general corporate purposes.

On March 1, 2002, the Company issued $385 million senior unsecured Notes due March 1, 2012. The notes bear interest at 6.5 percent, payable semi-annually on March 1 and September 1. Southwest used the net proceeds from the issuance of the notes for general corporate purposes. During 2003, the Company entered into an interest rate swap agreement relating to these notes. See Note 10 for further information.

In fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it borrowed a total of $56 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 67 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, with certain conditions. The Company pledged two aircraft as collateral for the transactions.

On February 28, 1997, the Company issued $100 million of senior unsecured 7 3/8% Debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption. In January 2007, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $211 million at December 31, 2007.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $660 million at December 31, 2007.

As of December 31, 2007, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) for the five-year period ending December 31, 2012, were $40 million in 2008, $42 million in 2009, $50 million in 2010, $44 million in 2011, $418 million in 2012, and $1.5 billion thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Leases

The Company had nine aircraft classified as capital leases at December 31, 2007. The amounts applicable to these aircraft included in property and equipment were:

	2007	2006
	(In millions)

Flight equipment	$168	$168
Less accumulated depreciation	133	123

	$35	$45

Total rental expense for operating leases, both aircraft and other, charged to operations in 2007, 2006, and 2005 was $469 million, $433 million, and $409 million, respectively. The majority of the Company’s terminal operations space, as well as 86 aircraft, were under operating leases at December 31, 2007. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2007, were:

	Capital Leases	Operating Leases
	(In millions)

2008	$16	$400
2009	17	335
2010	15	298
2011	12	235
2012	—	195
After 2012	—	876

Total minimum lease payments	60	$2,339

Less amount representing interest	8

Present value of minimum lease payments	52
Less current portion	13

Long-term portion	$39

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9.	Project Early Departure

Project Early Departure was a voluntary early retirement program offered in July 2007 to eligible Employees, in which the Company offered a cash bonus of $25,000 plus medical/dental continuation coverage and travel privileges based on eligibility.

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

Project Early Departure resulted in a pre-tax, pre-profitsharing, one-time charge of approximately $25 million during third quarter 2007, all of which is reflected in “Salaries, wages and benefits” in the accompanying Consolidated Statement of Income. Approximately $14 million remained to be paid and is recorded as an accrued liability in the accompanying Consolidated Balance Sheet as of December 31, 2007. The Company will continue to address future staffing needs, but currently anticipates that the majority of the positions will be filled with entry-level Employees at lower wage rates to meet operational demands. The purpose of this voluntary initiative and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other initiatives is to help the Company reduce future operating costs.

10.	Derivative and Financial Instruments

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed during 2007, 2006, and 2005 represented approximately 28.0 percent, 26.2 percent, and 19.6 percent of Southwest’s operating expenses, respectively. The primary reason that fuel and oil has become an increasingly large portion of the Company’s operating expenses has been due to the dramatic increase in all energy prices over this period. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel. However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant protective fuel derivative positions the Company had in place during 2007, the Company also has significant future positions. The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to protect against over 70 percent of its 2008 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $51 per barrel, and has also added refinery margins on most of those positions. Based on current growth plans, the Company also has fuel derivative contracts in place for over 55 percent of its expected fuel consumption for 2009 at approximately $51 per barrel, nearly 30 percent for 2010 at approximately $63 per barrel, over 15 percent for 2011 at $64 per barrel, and over 15 percent in 2012 at $63 per barrel.

Upon proper qualification, the Company endeavors to account for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. See Note 11 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other gains and losses in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other gains and losses in the income statement in the period of the change; however, in accordance with SFAS 133, any amounts previously recorded to Accumulated other comprehensive income would remain there until such time as the original forecasted transaction occurs, then would be reclassified to Fuel and oil expense. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to Accumulated other comprehensive income would be required to be immediately reclassified into earnings. The Company did not have any such situations occur in 2005, 2006, or 2007.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the current fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s results. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded during the past few years has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. In these cases, the Company has determined that the hedges will not regain effectiveness in the time period remaining until settlement and therefore must discontinue special hedge accounting, as defined by SFAS 133. When this happens, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. However, even though these derivatives may not qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to represent good “economic hedges” in its goal to minimize jet fuel costs. As the fair value of the Company’s hedge positions can fluctuate significantly in amount from period to period, it is more probable that there will be continued variability recorded in the income statement and that the amount of hedge ineffectiveness and unrealized gains or losses for changes in value of the derivatives recorded in future periods will be material. This is primarily due to the fact that small differences in the correlation of crude oil related products are leveraged over large dollar volumes.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, either as a component of changes in Other current assets or Other, net, depending on whether the derivative will settle within twelve months or beyond twelve months, respectively. The following table presents the location of pre-tax gains and/or losses on derivative instruments within the Consolidated Statement of Income.

	2007	2006	2005
	(In millions)

Fuel hedge (gains) included in Fuel and oil expense	$(686)	$(634)	$(892)
Mark-to-market impact from fuel contracts settling in future periods — included in Other (gains) losses, net	(219)	42	(77)
Ineffectiveness from fuel hedges settling in future periods — included in Other (gains) losses, net	(51)	39	(9)
Realized ineffectiveness and mark-to-market (gains) or losses — included in Other (gains) losses, net	(90)	20	(24)
Premium cost of fuel contracts included in Other (gains) losses, net	58	52	35

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges within the Consolidated Balance Sheet.

	2007	2006
	(In millions)

Fair value of current fuel contracts (Fuel derivative contracts)	$1,069	$369
Fair value of noncurrent fuel contracts (Other assets)	1,318	630
Due from third parties for settled fuel contracts (Accounts and other receivables)	109	42
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive income)	1,221	584

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Included in the above total net unrealized gains from fuel hedges as of December 31, 2007, are approximately $556 million in net unrealized gains that are expected to be realized in earnings during 2008. In addition, as of December 31, 2007, the Company had already recognized gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $180 million, net of taxes. These gains were recognized in 2007 and prior periods, and are reflected in Retained earnings as of December 31, 2007, but the underlying derivative instruments will not expire/settle until 2008 or future periods.

Interest Rate Swaps

During first quarter 2007, the Company executed interest rate swap agreements relating to its $300 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.125% senior unsecured notes due 2017 and its $100 million 7.375% senior unsecured debentures due 2027. Under the agreement related to its $300 million 5.125% senior unsecured notes due 2017, the average floating rate paid during 2007 was 4.64 percent. Under the agreement related to its $100 million 7.375% senior unsecured debentures due 2027, the average floating rate paid during 2007 was 6.73 percent.

Prior to 2007, the Company had entered into interest rate swap agreements relating to its $385 million 6.5% senior unsecured notes due 2012 and its $350 million 5.25% senior unsecured notes due 2014. Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. Under the agreement related to its $385 million 6.5% senior unsecured notes due 2012, the average floating rate paid during 2007 is estimated to be 7.31 percent based on actual and forward rates at December 31, 2007. Under the agreement related to its $350 million 5.25% senior unsecured notes due 2014, the average floating rate paid during 2007 was 6.02 percent.

The primary objective for the Company’s use of interest rate hedges is to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. The fair values of the interest rate swap agreements, which are adjusted regularly, are recorded in the Consolidated Balance Sheet, as necessary, with a corresponding adjustment to the carrying value of the long-term debt. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2007, was an asset of approximately $16 million and is recorded in “Other deferred liabilities” in the Consolidated Balance Sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to increase the carrying value of long-term debt. See Note 7.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2007, the Company had agreements with nine counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2007, the Company held $2.0 billion in fuel hedge related cash collateral deposits under these bilateral collateral provisions. These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance and cash flows as of and for a particular operating period, are included in “Accrued liabilities” on the Consolidated Balance Sheet and are included as “Operating cash flows” in the Consolidated Statement of Cash Flows.

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel contracts at December 31, 2007 were as follows:

	Carrying	Estimated Fair
	Value	Value
	(In millions)

French Credit Agreements due 2012	$32	$32
6 1/2% Notes due 2012	386	402
5 1/4% Notes due 2014	352	342
5 3/4% Notes due 2016	300	295
5 1/8% Notes due 2017	311	291
French Credit Agreements due 2017	94	94
Pass Through Certificates	480	487
7 3/8% Debentures due 2027	103	105
Fuel contracts	2,387	2,387

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and adjustments to recognize the funded status of the Company’s postretirement obligations. See Note 14 for further information on Employee retirement plans. Comprehensive income totaled $1,304 million, $189 million, and $959 million for 2007, 2006, and 2005, respectively. The differences between “Net income” and “Comprehensive income” for these years are as follows:

	2007	2006	2005
	(In millions)

Net income	$645	$499	$484
Unrealized gain (loss) on derivative instruments, net of deferred taxes of $408, ($201) and $300	636	(306)	474
Other, net of deferred taxes of $14, ($2) and $1	23	(4)	1

Total other comprehensive income (loss)	659	(310)	475

Comprehensive income	$1,304	$189	$959

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2007, 2006, and 2005, is shown below:

	Fuel		Accumulated Other
	Hedge		Comprehensive
	Derivatives	Other	Income (Loss)
	(In millions)

Balance at December 31, 2005	$890	$2	$892
2006 changes in fair value	52	(4)	48
Reclassification to earnings	(358)	—	(358)

Balance at December 31, 2006	584	(2)	582
2007 changes in fair value	1,039	23	1,062
Reclassification to earnings	(403)	—	(403)

Balance at December 31, 2007	$1,220	$21	$1,241

12.	Common Stock

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2007, the Company had 82 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 32 million shares had not been granted.)

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock, utilizing proceeds from the exercise of Employee stock options. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. During first quarter 2005, the Company completed this program. In total, the Company repurchased approximately 21 million of its common shares during the course of the program.

In 2006, the Company’s Board of Directors authorized three separate programs for the repurchase of up to a total of $1.0 billion of the Company’s common stock — $300 million authorized in January 2006, $300 million authorized in May 2006, and $400 million authorized in November 2006. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, which were completed during first quarter 2007, resulted in the repurchase of a total of approximately 63 million shares.

In 2007, the Company’s Board of Directors authorized two separate programs for the repurchase of up to a total of $800 million of the Company’s common stock — $300 million authorized in March 2007, and $500 million authorized in May 2007. Repurchases were made in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, which were completed during third quarter 2007, resulted in the repurchase of a total of approximately 53 million shares.

During January 2008, the Company’s Board of Directors authorized an additional program for the repurchase of up to $500 million of the Company’s Common Stock. Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.

13.	Stock Plans

Share-Based Compensation

The Company has share-based compensation plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Executive Chairman of the Company. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified retrospective transition method. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires recognition of the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified retrospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods were retrospectively adjusted in first quarter 2006 utilizing the pro forma disclosures in those prior financial statements, except as noted. The Consolidated Statement of Income for the years ended December 31, 2007, 2006, and 2005 reflects share-based compensation cost of $37 million, $80 million, and $80 million, respectively. The total tax benefit recognized from share-based compensation arrangements for the years ended December 31, 2007, 2006, and 2005, was $11 million, $27 million, and $25 million, respectively. As a result of the SFAS 123R retroactive application, for the year ended December 31, 2005, net income was reduced by $55 million, net income per share, basic was reduced by $.08, and net income per share, diluted was reduced by $.06.

Stock Plans

The Company has stock plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and stock plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s Common Stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair market value of the Company’s Common Stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 5 million shares of the Company’s Common Stock as of December 31, 2007. The Company also has plans related to past employment agreements with its current Executive Chairman. As of December 31, 2007, there were 556,000 options outstanding under these plans, all of which were fully vested. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For “Other Employee Plans,” options vest and generally become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, Southwest recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following weighted-average assumptions were used for grants made under the fixed option plans for the current and prior years:

	2007	2006	2005

Weighted-average risk-free interest rate	3.7%	4.6%	4.1%
Expected life of option (years)	4.9	5.0	4.7
Expected stock volatility	25.7%	26.0%	26.2%
Expected dividend yield	0.09%	0.07%	0.09%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. For 2007 and 2006, the Company has relied on observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For both 2007 and 2006 stock option grants, the Company utilized expected volatility based on the expected life of the option, but within a range of 24 percent to 27 percent. Prior to 2006, the Company relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used, which were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date, ranged from .50 percent to 5.37 percent for the year ended December 31, 2007, from 4.26 percent to 5.24 percent for 2006, and from 3.37 percent to 4.47 percent for 2005.

The fair value of options granted under the fixed option plans during the year ended December 31, 2007, ranged from $0.67 to $6.33, with a weighted-average fair value of $4.28. The fair value of options granted under the fixed option plans during 2006 ranged from $2.48 to $6.99, with a weighted-average fair value of $5.47. The fair value of options granted under the fixed option plans during 2005 ranged from $2.90 to $6.79, with a weighted-average fair value of $4.49.

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	Collective Bargaining Plans
			Wtd. Average
		Wtd. Average	Remaining	Aggregate Intrinsic
	Options (000)	Exercise Price	Contractual Term	Value (Millions)

Outstanding December 31, 2004	120,703	$10.98
Granted	1,697	14.91
Exercised	(14,739)	6.13
Surrendered	(2,417)	13.89

Outstanding December 31, 2005	105,244	$11.65
Granted	1,025	16.64
Exercised	(24,632)	7.91
Surrendered	(1,427)	14.25

Outstanding December 31, 2006	80,210	$12.83
Granted	751	14.89
Exercised	(14,145)	7.17
Surrendered	(3,440)	16.11

Outstanding December 31, 2007	63,376	$13.93	3.8	$2

Vested or expected to vest at December 31, 2007	63,254	$13.93	3.8	$2
Exercisable at December 31, 2007	62,442	$13.92	3.8	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Employee Plans
			Wtd. Average
		Wtd. Average	Remaining	Aggregate Intrinsic
	Options (000)	Exercise Price	Contractual Term	Value (Millions)

Outstanding December 31, 2004	34,221	$12.94
Granted	6,662	15.60
Exercised	(3,800)	7.09
Surrendered	(1,263)	15.60

Outstanding December 31, 2005	35,820	$13.96
Granted	2,831	17.52
Exercised	(5,015)	9.57
Surrendered	(1,442)	15.93

Outstanding December 31, 2006	32,194	$14.87
Granted	293	16.35
Exercised	(2,506)	8.45
Surrendered	(1,454)	16.49

Outstanding December 31, 2007	28,527	$15.37	4.9	$8

Vested or expected to vest at December 31, 2007	28,407	$15.36	4.9	$7
Exercisable at December 31, 2007	20,777	$15.29	4.6	$6

The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $137 million, $262 million, and $179 million, respectively. The total fair value of shares vesting during the years ended December 31, 2007, 2006, and 2005, was $64 million, $112 million, and $96 million, respectively. As of December 31, 2007, there was $37 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.25 years. The total recognition period for the remaining unrecognized compensation cost is approximately eight years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 6.5 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2007, 2006, and 2005, participants under the plan purchased 1.3 million shares, 1.2 million shares, and 1.5 million shares at average prices of $13.30, $14.86, and $13.19, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2007, 2006, and 2005, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.48, $1.65, and $1.47, respectively.

Non-Employee Director Grants and Incentive Plan

Upon initial election to the Board, non-Employee Directors receive a one-time option grant to purchase 10,000 shares of Southwest Common Stock at the fair market value of such stock on the date of the grant. These grants are made out of one of the Company’s plans covering Employees not subject to collective bargaining agreements (other Employee plans). Stock option grants to the Board become exercisable over a period of three years from the grant date and have a term of 10 years.

In 2001, the Board adopted the Southwest Airlines Co. Outside Director Incentive Plan. The purpose of the plan is to align more closely the interests of the non-Employee Directors with those of the Company’s Shareholders and to provide the non-Employee Directors with retirement income. To accomplish this purpose, the plan compensates each non-Employee Director based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of the Company’s Common Stock and defers the receipt of such compensation until after the non-Employee Director ceases to be a Director of the Company. Pursuant to the plan, on the date of the 2002 Annual Meeting of Shareholders, the Company granted 750 non-transferable Performance Shares to each non-Employee Director who had served as a Director since at least May 2001. Thereafter, on the date of each Annual Meeting of Shareholders, the Company granted 750 Performance Shares to each non-Employee Director who has served since the previous Annual Meeting. Effective beginning with the 2007 Annual Meeting, the plan was amended to increase the annual number of Performance Shares to be granted to 1,000. A Performance Share is a unit of value equal to the Fair Market Value of a share of Southwest Common Stock, based on the average closing sale price of the Common Stock as reported on the New York Stock Exchange during a specified period. On the 30th calendar day following the date a non-Employee Director ceases to serve as a Director of the Company for any reason, Southwest will pay to such former non-Employee Director an amount equal to the Fair Market Value of the Common Stock during the 30 days preceding such last date of service multiplied by the number of Performance Shares then held by such Director. The plan contains provisions contemplating adjustments on changes in capitalization of the Company. The Company accounts for grants made under this plan as liability awards, as defined, and since the awards are not stock options, they are not reflected in the above tables. The fair value of the awards as of December 31, 2007, which is not material to the Company, is included in Accrued liabilities in the accompanying Consolidated Balance Sheet.

Taxes

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

14.	Employee Retirement Plans

Defined Contribution Plans

The Company has defined contribution plans covering substantially all Southwest Employees. The Southwest Airlines Co. Profit Sharing Plan (Profit Sharing Plan) is a money purchase defined contribution plan and Employee stock purchase plan. However, the Profit Sharing Plan was amended as of January 1, 2008, and is now characterized as simply a Profit Sharing Plan. The Company contributes 15 percent of its eligible pre-tax profits, as defined, to the Profit Sharing Plan on an annual basis. No Employee contributions to the Profit Sharing Plan are allowed.

The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company.

Company contributions to all retirement plans expensed in 2007, 2006, and 2005 were $279 million, $301 million, and $264 million, respectively.

Postretirement Benefit Plans

The Company provides postretirement benefits to qualified retirees in the form of medical and dental coverage. Employees must meet minimum levels of service and age requirements as set forth by the Company, or as specified in collective bargaining agreements with specific workgroups. Employees meeting these requirements, as defined, may use accrued unused sick time to pay for medical and dental premiums from the age of retirement until age 65.

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2007 and 2006:

	2007	2006
	(In millions)

APBO at beginning of period	$111	$94
Service cost	16	15
Interest cost	6	5
Benefits paid	(6)	(5)
Actuarial (gain) loss	(39)	2
Plan amendments	—	—

APBO at end of period	$88	$111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2007, would have the following effects:

	1% Increase	1% Decrease
	(In millions)

Increase (decrease) in total service and interest costs	$2	$(2)
Increase (decrease) in the APBO	$7	$(6)

The Company’s plans are unfunded, and benefits are paid as they become due. For 2007, both benefits paid and Company contributions to the plans were each $6 million. For 2006, both benefits paid and Company contributions to the plans were each $5 million. Estimated future benefit payments expected to be paid for each of the next five years are $6 million in 2008, $7 million in 2009, $8 million in 2010, $9 million in 2011, $10 million in 2012, and $80 million for the next five years thereafter.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The following table reconciles the funded status of the plan to the Company’s accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2007 and 2006.

	2007	2006
	(In millions)

Funded status	$(88)	$(111)
Unrecognized net actuarial (gain) loss	(31)	7
Unrecognized prior service cost	3	4
Accumulated other comprehensive income (loss)	28	(11)

Cost recognized on Consolidated Balance Sheet	$(88)	$(111)

During 2007, the Company recorded a $31 million actuarial gain as a decrease to the recognized obligation with the offset to accumulated other comprehensive income. This actuarial gain is included above and resulted from Congress’ passage of a law to increase the mandatory retirement age for U.S. commercial airline pilots from 60 to 65, effective immediately. Therefore, since the Company projects that some of its Pilots will now work past age 60, this assumption resulted in a decrease to the Company’s projected future postretirement obligation.

The Company’s periodic postretirement benefit cost for the years ended December 31, 2007, 2006, and 2005, included the following:

	2007	2006	2005
	(In millions)

Service cost	$16	$15	$12
Interest cost	6	5	4
Amortization of prior service cost	2	2	2
Recognized actuarial loss	—	(1)	—

Net periodic postretirement benefit cost	$24	$21	$18

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2007	2006	2005

Wtd-average discount rate	5.75%	5.50%	5.25%
Assumed healthcare cost trend rate(1)	8.00%	8.50%	8.50%

(1)	The assumed healthcare cost trend rate is assumed to decline to 7.50% for 2008, then decline gradually to 5% by 2014 and remain level thereafter.

The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected cash flows associated with the Company’s future payments under its postretirement obligations to a hypothetical bond portfolio created using high quality bonds that closely match those expected cash flows. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
	(In millions)

DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,612	$2,405
Fuel hedges	884	363
Other	19	1

Total deferred tax liabilities	3,515	2,769
DEFERRED TAX ASSETS:
Deferred gains from sale and leaseback of aircraft	65	70
Capital and operating leases	58	65
Accrued employee benefits	187	160
Stock-based compensation	110	122
State taxes	75	55
Business partner income	78	37
Net operating loss carry forward	—	22
Other	37	56

Total deferred tax assets	610	587

Net deferred tax liability	$2,905	$2,182

The provision for income taxes is composed of the following:

	2007	2006	2005
	(In millions)

CURRENT:
Federal	$108	$64	$43
State	9	15	7

Total current	117	79	50
DEFERRED:
Federal	246	220	231
State	50	(8)	14

Total deferred	296	212	245

	$413	$291	$295

For the year 2004, Southwest had a tax net operating loss of $616 million for federal income tax purposes. The Company carried a portion of this net operating loss back to prior periods, resulting in a $35 million refund of federal taxes previously paid. This refund was received during 2005. The Company applied a portion of this 2004 net operating loss to the 2005 and 2006 tax years, resulting in the payment of no regular federal income taxes for these years. The remaining portion of the Company’s federal net operating loss was utilized during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

	2007	2006	2005
	(In millions)

Tax at statutory U.S. tax rates	$370	$276	$274
Nondeductible items	6	10	8
State income taxes, net of federal benefit	38	4	14
Other, net	(1)	1	(1)

Total income tax provision	$413	$291	$295

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2005 and 2006 tax years. The periods subject to examination for the Company’s state tax returns in California and Texas are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in “Other (gains) losses, net,” and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. For the year ended December 31, 2007, the Company recorded approximately $1 million in interest income related to the settlement of audits for certain prior periods.

16.	Net Income Per Share

The following table sets forth the computation of net income per share, basic and diluted:

	2007	2006	2005
	(In millions, except per share amounts)

Net income	$645	$499	$484

Weighted-average shares outstanding, basic	757	795	789
Dilutive effect of Employee stock options	11	29	17

Adjusted weighted-average shares outstanding, diluted	768	824	806

Net income per share, basic	$.85	$.63	$.61

Net income per share, diluted	$.84	$.61	$.60

The Company has excluded 49 million, 20 million, and 12 million shares from its calculations of net income per share, diluted, in 2007, 2006, and 2005, respectively, as they represent antidilutive stock options for the respective periods presented.

17.	Contingencies

The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS. The IRS regularly examines the Company’s federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax returns and, in the course thereof, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments it deems lacking of merit.

The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
January 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
SOUTHWEST AIRLINES CO.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Southwest Airlines Co. and our report dated January 31, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
January 31, 2008

QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions except per share amounts)

2007
Operating revenues	$2,198	$2,583	$2,588	$2,492
Operating income	84	328	251	126
Income before income taxes	149	447	277	183
Net income	93	278	162	111
Net income per share, basic	.12	.36	.22	.15
Net income per share, diluted	.12	.36	.22	.15

	March 31	June 30	Sept. 30	Dec. 31

2006
Operating revenues	$2,019	$2,449	$2,342	$2,276
Operating income	98	402	261	174
Income before income taxes	96	515	78	101
Net income	61	333	48	57
Net income per share, basic	.08	.42	.06	.07
Net income per share, diluted	.07	.40	.06	.07

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Election of Directors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Ethics, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees, are available on the Company’s website, www.southwest.com. Copies of these documents are also available upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to or waivers of its Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website, at www.southwest.com, under the “About Southwest” caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth under the heading “Compensation of Executive Officers” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

Equity Compensation Plan Information

			Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights*	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity Compensation Plans Approved by Security Holders	23,941	$12.76	5,707
Equity Compensation Plans not Approved by Security Holders	68,517	$15.16	20,011
Total	92,459	$14.54	25,718

*	As adjusted for stock splits.

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

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements:

The financial statements included in Item 8. Financial Statements and Supplementary Data above are filed as part of this annual report.

2. Financial Statement Schedules:

There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3. Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7279)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing common stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreement Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).
10.7	Southwest Airlines Co. Profit Sharing Plan.
10.8	Southwest Airlines Co. 401(k) Plan.
10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	Employment Contract dated as of July 15, 2007, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2007 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2007, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2007, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)).
10.15	Southwest Airlines Co. Severance Plan for Directors.
10.16	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (as amended and restated effective May 16, 2007) (File No. 1-7259)).
10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.30	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)).
10.31	2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grants.
10.32	Southwest Airlines Co. 2005 Excess Benefit Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated November 15, 2007 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Southwest’s Current Report on Form 8-K dated November 16, 2006 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

February 1, 2008

By:	/s/ Laura Wright
Laura Wright
Senior Vice President — Finance,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 1, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Herbert D. Kelleher Herbert D. Kelleher	Executive Chairman of the Board of Directors

/s/ Gary C. Kelly Gary C. Kelly	Chief Executive Officer and Director

/s/ Colleen C. Barrett Colleen C. Barrett	President and Director

/s/ Laura Wright Laura Wright	Sr. Vice President — Finance and Chief Financial Officer (Chief Financial and Accounting Officer)

/s/ David W. Biegler David W. Biegler	Director

/s/ Louis Caldera Louis Caldera	Director

/s/ C. Webb Crockett C. Webb Crockett	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ Travis C. Johnson Travis C. Johnson	Director

/s/ Nancy Loeffler Nancy Loeffler	Director

/s/ John T. Montford John T. Montford	Director

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7279)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007).
4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).
4.2	Specimen certificate representing common stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).
4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).
4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).
Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1. (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements No. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 to Purchase Agreement No. 1810, dated January 19, 1993 between The Boeing Company and Southwest; (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41; Supplemental Agreement Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreement Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements No. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreement Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56.
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
The following exhibits filed under paragraph 10 of Item 601 are the Company’s compensation plans and arrangements.
10.2	Form of Executive Employment Agreement between Southwest and certain key employees pursuant to Executive Service Recognition Plan (incorporated by reference to Exhibit 28 to Southwest Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 (File No. 1-7259)).
10.3	2001 stock option agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).
10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).
10.7	Southwest Airlines Co. Profit Sharing Plan.
10.8	Southwest Airlines Co. 401(k) Plan.
10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).
10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.12	Employment Contract dated as of July 15, 2007, between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q the quarter ended September 30, 2007 (File No. 1-7259)).
10.13	Employment Contract dated as of July 15, 2007, between Southwest and Gary C. Kelly (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)).
10.14	Employment Contract dated as of July 15, 2007, between Southwest and Colleen C. Barrett (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)).
10.15	Southwest Airlines Co. Severance Plan for Directors.
10.16	Southwest Airlines Co. Outside Director Incentive Plan (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (as amended and restated effective May 16, 2007) (File No. 1-7259)).
10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).
10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).
10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).
10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).
10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).
10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).
10.30	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)).
10.31	2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grants.
10.32	Southwest Airlines Co. 2005 Excess Benefit Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated November 15, 2007 (File No. 1-7259)).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Southwest’s Current Report on Form 8-K dated November 16, 2006 (File No. 1-7259)).
21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.