Form 10-Q
period 2008-03-31
SOUTHWEST AIRLINES CO
filed 2008-04-21
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                                                                                                           Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

Number of shares of Common Stock outstanding as of the close of business on April 16, 2008: 731,757,810

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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,982	$2,213
Short-term investments	140	566
Accounts and other receivables	350	279
Inventories of parts and supplies, at cost	265	259
Fuel derivative contracts	1,248	1,069
Prepaid expenses and other current assets	65	57
Total current assets	5,050	4,443

Property and equipment, at cost:
Flight equipment	13,408	13,019
Ground property and equipment	1,555	1,515
Deposits on flight equipment purchase contracts	541	626
	15,504	15,160
Less allowance for depreciation and amortization	4,413	4,286
	11,091	10,874
Other assets	1,890	1,455
	$18,031	$16,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$787	$759
Accrued liabilities	3,756	3,107
Air traffic liability	1,198	931
Current maturities of long-term debt	40	41
Total current liabilities	5,781	4,838

Long-term debt less current maturities	2,079	2,050
Deferred income taxes	2,611	2,535
Deferred gains from sale and leaseback of aircraft	103	106
Other deferred liabilities	272	302
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,212	1,207
Retained earnings	4,811	4,788
Accumulated other comprehensive income	1,492	1,241
Treasury stock, at cost	(1,138)	(1,103)
Total stockholders' equity	7,185	6,941
	$18,031	$16,772

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2008	2007

OPERATING REVENUES:
Passenger	$2,414	$2,112
Freight	34	30
Other	82	56
Total operating revenues	2,530	2,198
OPERATING EXPENSES:
Salaries, wages, and benefits	800	767
Fuel and oil	753	564
Maintenance materials and repairs	143	136
Aircraft rentals	38	39
Landing fees and other rentals	171	136
Depreciation and amortization	145	135
Other operating expenses	392	337
Total operating expenses	2,442	2,114
OPERATING INCOME	88	84
OTHER EXPENSES (INCOME):
Interest expense	28	29
Capitalized interest	(8)	(13)
Interest income	(7)	(13)
Other (gains) losses, net	38	(68)
Total other expenses (income)	51	(65)

INCOME BEFORE INCOME TAXES	37	149
PROVISION FOR INCOME TAXES	3	56

NET INCOME	$34	$93

NET INCOME PER SHARE, BASIC	$.05	$.12

NET INCOME PER SHARE, DILUTED	$.05	$.12

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	733	786
Diluted	734	800

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34	$93
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	145	135
Deferred income taxes	(5)	42
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(4)
Share-based compensation expense	5	13
Excess tax benefits from share-based
compensation arrangements	-	(29)
Changes in certain assets and liabilities:
Accounts and other receivables	(70)	(37)
Other current assets	26	(56)
Accounts payable and accrued liabilities	616	383
Air traffic liability	267	210
Other, net	(51)	(133)
Net cash provided by operating activities	964	617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(364)	(325)
Purchases of short-term investments	(1,221)	(914)
Proceeds from sales of short-term investments	1,459	968
Net cash used in investing activities	(126)	(271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	11	78
Payments of long-term debt and capital lease obligations	(19)	(9)
Payments of cash dividends	(7)	(7)
Repurchase of common stock	(54)	(209)
Excess tax benefits from share-based
compensation arrangements	-	29
Net cash used in financing activities	(69)	(118)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	769	228
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,213	1,390
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,982	$1,618

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$25	$19
Income taxes	$6	$1

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2008 and 2007, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters.  However, as a result of the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods.  See Note 5 for further information.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2007.

2.      SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”.

The Company has share-based compensation plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering Employees not subject to collective bargaining agreements (other Employee plans).  Vesting terms for both collective bargaining plans and other Employee plans differ based on the grant made, and have ranged in length from immediate vesting to vesting over ten years, and have also included vesting periods in accordance with the period covered by a particular collective bargaining agreement. For grants in any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.  None of the Company’s past grants have included performance-based or market-based vesting conditions, as defined.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility.  During the three months ended March 31, 2008 and 2007, there were .2 million and .2 million stock options granted under the Company’s plans related to collective bargaining agreements, respectively.  The fair value of options granted under these plans during the three months ended March 31, 2008, ranged from $1.71 to $2.85, with a weighted-average fair value of $2.11.  The fair value of options granted under these plans during the three months ended March 31, 2007, ranged from $3.26 to $6.33, with a weighted-average fair value of $3.82.  During the three months ended March 31, 2008, there were 1.6 million stock options granted from the 2007 Equity Incentive Plan.  The fair value of options granted under this plan during the three months ended March 31, 2008, was $4.04.  There were no stock options granted from other Employee Plans during the three months ended March 31, 2007.

The unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2008 and 2007 reflects share-based compensation cost of $5 million and $13 million, respectively.  The total tax benefit recognized from share-based compensation arrangements for the three months ended March 31, 2008 and 2007, was $1 million and $4 million, respectively.  The Company currently estimates that share-based compensation expense will be approximately $18 million for the full year 2008, before income taxes and profitsharing.

As of March 31, 2008, there was $40 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.  The total recognition period for the remaining unrecognized compensation cost is approximately eight years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 6.2 million shares of Common Stock to Employees of the Company.  These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period.  Common Stock purchases are paid for through periodic payroll deductions.  For the three months ended March 31, 2008 and 2007, participants under the ESPP purchased .4 million shares and .3 million shares at average prices of $10.94 and $13.67, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the three months ended March 31, 2008 and 2007, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.22 and $1.52, respectively.

3.      DIVIDENDS

During the three months ended March 31, 2008, dividends of $.0045 per share were declared on the 731 million shares of Common Stock then outstanding.  During the three months ended March 31, 2007, dividends of $.0045 per share were declared on the 787 million shares of Common Stock then outstanding.

4.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2008	2007

NUMERATOR:
Net income	$34	$93

DENOMINATOR:
Weighted-average shares
outstanding, basic	733	786
Dilutive effect of Employee stock
options	1	14
Adjusted weighted-average shares
outstanding, diluted	734	800

NET INCOME PER SHARE:
Basic	$.05	$.12

Diluted	$.05	$.12

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are significantly impacted by changes in jet fuel prices.  Jet fuel and oil consumed for the three months ended March 31, 2008 and 2007 represented approximately 30.8 percent and 26.7 percent of Southwest’s operating expenses, respectively.  The primary reason that fuel and oil have become an increasingly large portion of the Company’s operating expenses is due to the dramatic increase in all energy prices over this period.  The Company endeavors to acquire jet fuel at the lowest possible cost.  Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant fuel derivative positions the Company had in place during the first three months of 2008, the Company also has significant future positions.  The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to decrease its exposure to jet fuel price volatility for over 70 percent of its remaining 2008 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $51 per barrel, and has also added refinery margin contracts on most of those positions.  Based on current growth plans, the Company also has derivative positions for over 55 percent of anticipated jet fuel needs for 2009 at approximately $51 per barrel, nearly 30 percent for 2010 at approximately $63 per barrel, over 15 percent for 2011 at approximately $64 per barrel, and over 15 percent for 2012 at approximately $63 per barrel.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows, either as a component of changes in Other current assets or Other, net, depending on whether the derivative will settle within twelve months or beyond twelve months, respectively.  The following table presents the location of pre-tax gains and/or losses on derivative instruments within the unaudited Condensed Consolidated Statement of Income.

	Three months ended March 31,
(In millions)	2008	2007

Fuel hedge (gains) included in Fuel and oil expense	$(291)	$(79)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	7	(85)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	-	6
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	16	(4)
Premium cost of fuel contracts included in Other (gains) losses, net	14	14

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges within the unaudited Condensed Consolidated Balance Sheet.

	March 31,	December 31,
(In millions)	2008	2007

Fair value of current fuel contracts (Fuel derivative contracts)	$1,248	$1,069
Fair value of noncurrent fuel contracts (Other assets)	1,503	1,318
Due from third parties for settled fuel contracts (Accounts
and other receivables)	122	109
Net unrealized gains from fuel hedges, net of tax (Accumulated
other comprehensive income)	1,481	1,221

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.  See Note 12 for further information.  Included in the above $1,481 million net unrealized gains from fuel hedges are approximately $671 million in net unrealized gains that are expected to be realized in earnings during the twelve months following March 31, 2008.  In addition, as of March 31, 2008, the Company had already recognized gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $148 million, net of taxes.  These gains were recognized in first quarter 2008 and prior periods, and are reflected in Retained earnings as of March 31, 2008, but the underlying derivative instruments will not expire/settle until future periods, including some during the remainder of 2008.

Interest Rate Swaps

The Company has interest rate swap agreements relating to its $350 million 5.25% senior unsecured notes due 2014, its $385 million 6.5% senior unsecured notes due 2012, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured notes due 2027.  Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives the fixed stated rate of the notes every six months until the date the notes become due.

The Company’s interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt.  The fair value of the interest rate swap agreements, excluding accrued interest, at March 31, 2008, was an asset of approximately $63 million.  This entire amount is recorded in Other assets in the unaudited Condensed Consolidated Balance Sheet.  In accordance with fair value hedging, the offsetting entry is an adjustment to increase the carrying value of long-term debt.

6.      COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  Comprehensive income totaled $285 million for the three months ended March 31, 2008, and $227 million for the three months ended March 31, 2007.  The differences between net income and comprehensive income for each of these periods were as follows:

	Three months ended March 31,
(In millions)	2008	2007

Net income	$34	$93
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of ($151) and ($84)	260	135
Other, net of deferred taxes of $6 and $0	(9)	(1)
Total other comprehensive income	251	134

Comprehensive income	$285	$227

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2007	$1,220	$21	$1,241
2008 changes in value	430	(9)	421
Reclassification to earnings	(170)	-	(170)
Balance at March 31, 2008	$1,480	$12	$1,492

7. OTHER ASSETS AND ACCRUED LIABILITIES

	March 31,	December 31,
(In millions)	2008	2007

Noncurrent fuel hedge contracts, at fair value	$1,503	$1,318
Auction rate securities	180	-
Other	207	137
Other assets	$1,890	$1,455

	March 31,	December 31,
(In millions)	2008	2007

Retirement Plans	$ 144	$ 132
Aircraft Rentals	102	125
Vacation Pay	168	164
Advances and deposits	2,589	2,020
Deferred income taxes	434	370
Other Accrued Benefit	155	132
Other	164	164
Accrued liabilities	$ 3,756	$ 3,107

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended March 31,
(In millions)	2008	2007

Service cost	$3	$4
Interest cost	1	1

Net periodic postretirement benefit cost	$4	$5

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

Project Early Departure resulted in a pre-tax, pre-profitsharing, one-time charge of approximately $25 million during third quarter 2007.  Approximately $9 million of this amount remains to be paid and is recorded as an accrued liability in the accompanying unaudited condensed Consolidated Balance Sheet as of March 31, 2008.

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

11.           CONTINGENCIES

On March 6, 2008, the F.A.A. notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company has started an “informal conference” with the F.A.A., which is a process through which the Company and the F.A.A. may explore common ground (or differences) to determine whether the matter will be formally litigated or resolved. The F.A.A. is continuing to audit the Company’s compliance with airworthiness directives.

In connection with the above incident, the Company has been named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself. The Company has also recently received letters from four Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from alleged breach of fiduciary duties owed by them to the Company.  To date, none of these Shareholders has filed a derivative lawsuit in connection with these demands.  The Company is currently evaluating these demands.

The Company is from time to time subject to various other legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

12.           FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s derivative instruments—both related to fuel and interest rates, and certain investments, including investments associated with the Company’s Excess Benefit Plan, and auction rate securities.

The Company’s fuel derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  These contracts include both swaps as well as different types of option contracts.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by counterparties to these contracts.  In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3.

The Company’s interest rate derivative instruments also consist of OTC swap contracts.  The inputs utilized to determine the fair values of these contracts are obtained in quoted public markets. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s investments associated with its Excess Benefit Plan consist of mutual funds that are publicly traded and for which market prices are readily available.

The Company also has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during first quarter 2008.  Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $10 million to accumulated other comprehensive income.  The majority of the auction rate security instruments held by the Company at March 31, 2008, totaling $180 million, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in Other assets on the unaudited Condensed Consolidated Balance Sheet at March 31, 2008.  The remainder of the instruments, totaling $140 million, were in tax-exempt bond investments, for which the market has recently had a number of successful auctions.  As of March 31, 2008, the Company continues to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in millions)		Identical Assets	Observable Inputs	Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Auction Rate Securities	$320	$-	$-	$320
Other Available-for-sale Securities	25	25	-	-
Interest Rate Derivatives	63	-	63	-
Fuel Derivatives	2,761	-	901	1,860
Other Available-for-sale Securities	11	-	-	11
Total assets measured at fair value	$3,180	$25	$964	$2,191

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during first quarter 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate	Other
(in millions)	Derivatives	Securities	Investments	Total
Balance at 12/31/07	$1,725	$-	$12	$1,737
Transfers to Level 3	-	463	-	463
Total gains or (losses) (realized or unrealized)
Included in earnings	(34)	-	(1)	(35)
Included in other comprehensive income	415	(10)	-	405
Purhases and settlements (net)	(246)	(133)	-	(379)
Balance at 3/31/08	$1,860	$320	$11	$2,191

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at 3/31/08	$(26)	$-	$(1)	$(27)

All settlements from fuel derivative contracts that are deemed “effective” as defined in SFAS 133, are included in Fuel and oil expense in the period that the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with these derivative contracts, as defined in SFAS 133, are recorded in earnings immediately.  See Note 5 for further information on SFAS 133 and hedging.  Gains and losses (realized and unrealized) included in earnings related to fuel derivatives for first quarter 2008 are reported in Other (gains) losses, net.

Gains and losses (realized and unrealized) included in earnings related to other investments for first quarter 2008 are reported in Other operating expenses.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within Statement 161.  Thus, the Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.

14.           SUBSEQUENT EVENTS

In early April 2008, the Company's sole codeshare partner, ATA Airlines, Inc. (ATA) declared bankruptcy and discontinued all scheduled passenger service.  Southwest and ATA have had a codeshare agreement since February 2005. Southwest also marketed and sold ATA-only flights. Operating revenues from the Company's codeshare and marketing relationship with ATA were approximately $40 million in 2007.  However, ATA had recently decreased service in codeshare markets with Southwest, and the Company had already anticipated declining codeshare revenues in 2008.  In first quarter 2008, the Company recognized approximately $6 million in codeshare and marketing related revenues.  Given ATA’s cessation of commercial service, Southwest is no longer conducting codeshare operations with ATA and is pursuing codeshare opportunities with other carriers, both domestic and international.

Southwest offered assistance to all Customers who purchased a ticket on www.southwest.com and were scheduled to travel on ATA service, which included purchasing tickets for those Customers on other airlines.  The estimated cost associated with accommodating codeshare and ATA passengers who purchased a ticket from Southwest is expected to be in the $5 million range.  This cost will be reflected as a reduction to second quarter 2008's operating income.

15.           TAX RATE

The Company’s effective tax rate was 8.9 percent in first quarter 2008 compared to 37.7 percent in first quarter 2007.  The lower rate in first quarter 2008 was due primarily to the reversal of a state of Illinois tax law change during first quarter 2008 that resulted in a net $12 million ($.01 per share, diluted) decrease to state deferred tax liabilities.  This law had been enacted during fourth quarter 2007, resulting in a similar increase to tax expense.  As a result of this law change, the Company currently expects its full year 2008 effective rate to be approximately 38 to 39 percent.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007	Change

Revenue passengers carried	21,504,821	19,960,933	7.7%
Enplaned passengers	24,708,615	22,903,073	7.9%
Revenue passenger miles (RPMs) (000s)	17,592,159	16,109,071	9.2%
Available seat miles (ASMs) (000s)	25,193,437	23,678,376	6.4%
Load factor	69.8%	68.0%	1.8	pts
Average length of passenger haul (miles)	818	807	1.4%
Average aircraft stage length (miles)	627	627	0.0%
Trips flown	294,790	276,900	6.5%
Average passenger fare	$112.24	$105.79	6.1%
Passenger revenue yield per RPM (cents)	13.72	13.11	4.7%
Operating revenue yield per ASM (cents)	10.04	9.28	8.2%
Operating expenses per ASM (cents)	9.69	8.93	8.5%
Fuel costs per gallon, excluding fuel tax	$2.01	$1.60	25.6%
Fuel consumed, in gallons (millions)	373	352	6.0%
Full-time equivalent Employees at period-end	33,895	32,962	2.8%
Size of fleet at period-end	527	489	7.8%

Material Changes in Results of Operations

Summary

The Company’s first quarter 2008 net income was $34 million ($.05 per share, diluted), representing the Company’s 68th consecutive quarterly profit.  This, however, did not compare favorably to the Company’s first quarter 2007 profit of $93 million ($.12 per share, diluted).  Both first quarter 2008 and first quarter 2007 had significant adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In first quarter 2008, hedge ineffectiveness associated with the derivatives Southwest uses for hedging purposes resulted in unrealized expense related to these contracts.  Primarily as a result of the first quarter 2008 fluctuation in prices for fuel derivatives that will settle in future periods or that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $23 million in net losses, which are included in “Other (gains) losses, net.”  In first quarter 2007, the Company recorded a total of $83 million in gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities.

First quarter 2008 operating income increased $4 million, or 4.8 percent, compared to first quarter 2007, as an increase in operating revenues outpaced higher operating costs, most notably fuel and oil expense.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  Although the Company’s fuel hedging program has resulted in significant unrealized gains and losses being recorded to “Other (gains) losses, net” for several years, it also continues to provide excellent economic benefits to the Company.  The Company’s hedging program resulted in the realization of approximately $302 million in cash settlements for first quarter 2008 compared to $65 million in cash settlements for first quarter 2007.  The majority of the $302 million in first quarter 2008 cash settlements were reflected as a reduction to Fuel and oil expense.  Even including this first quarter 2008 hedge position, fuel cost per gallon increased 25.6 percent versus first quarter 2007.

In addition to the strong fuel hedge position held by the Company, the higher first quarter operating income was largely driven by a strong revenue performance.  Operating revenues grew 15.1 percent as a result of strong demand for low fares, the revenue initiatives introduced by the Company in fourth quarter 2007, and the fact that the Easter holiday fell in March of 2008 versus falling in April of 2007.  In addition, the Company believes it has benefited from its prior decision to slow its growth rate in 2008 due to continued signs of a domestic economic slowdown coupled with the unprecedented high prices for fuel.  In fact, these factors were also the primary drivers in the Company’s April 2008 announcement to reduce its flight schedule again in August 2008, which will bring its 2008 ASM capacity growth to roughly 3.5 percent versus our previous year-over-year guidance of four to five percent.  The Company believes that recent capacity reductions by many domestic airlines, as well as recent airline bankruptcies, have given or are expected to increase the likelihood that airlines could raise fares to combat the enormous fuel burden in today’s domestic airline environment.

The Company continues to be cautious of current domestic economic conditions, as recessionary fears have continued to proliferate.  In recent history, all periods of U.S. economic recession have produced significant declines in the dollars spent on commercial air travel.  However, the Company believes that, given its operating cost structure, strong balance sheet, and tremendous fuel hedging advantage, it is in a better position to withstand such a drop than the vast majority of its airline competitors.

In early April 2008, the Company's sole codeshare partner, ATA Airlines, Inc. (ATA) declared bankruptcy and discontinued all scheduled passenger service.  Southwest and ATA have had a codeshare agreement since February 2005. Southwest also marketed and sold ATA-only flights. The Company's codeshare and marketing relationship with ATA boosted operating revenues by approximately $40 million in 2007.  However, ATA had recently decreased service in codeshare markets with Southwest, and the Company had already anticipated declining codeshare revenues in 2008.  In first quarter 2008, the Company recognized approximately $6 million in codeshare and marketing related revenues.  Given ATA’s cessation of commercial service, Southwest is no longer conducting codeshare operations with ATA and is pursuing codeshare opportunities with other carriers, both domestic and international.  Southwest offered assistance to all Customers who purchased a ticket on www.southwest.com and were scheduled to travel on ATA service, which included purchasing tickets for those Customers on other airlines.  The estimated cost associated with accommodating codeshare and ATA passengers who purchased a ticket from Southwest is expected to be in the $5 million range.  This cost will be reflected as a reduction to second quarter 2008's operating income.

Based on our current forecast, the Company expects second quarter 2008 capacity to grow approximately five percent versus second quarter 2007.  However, the Company will continue to take steps to restore its profit margins, including an ongoing rigorous review of its flight schedule to eliminate nonproductive flying.  Presently, the Company still plans to accept 29 new Boeing 737-700s in 2008, but it is reviewing its previous plan to retire 22 aircraft in light of recent dramatic industry developments.  The Company has flexibility to adjust its fleet plans and is well-positioned to respond to a rapidly changing environment.

Comparison of three months ended March 31, 2008, to three months ended March 31, 2007

Revenues

Consolidated operating revenues increased by $332 million, or 15.1 percent, due primarily to a $302 million, or 14.3 percent, increase in Passenger revenues.  Approximately 45 percent of the increase in Passenger revenues was primarily attributable to the increase in capacity, as the Company added 38 aircraft since the end of first quarter 2007 (less five aircraft retirements).  Of the remainder of the Passenger revenue increase, the majority was due to the 4.7 percent increase in Passenger yield per Revenue Passenger Mile (RPM).  The Company’s first quarter 2008 load factor also increased 1.8 points versus first quarter 2007 and represented a Company record for the quarter at 69.8 percent.  As a result of this higher load factor and the higher RPM yields, Passenger revenues per available seat mile also increased 7.4 percent compared to first quarter 2007.  The Company has not detected any significant impact to its revenues or future bookings as a result of the F.A.A.’s proposed action against the Company in first quarter 2008.  See Note 11 to the unaudited condensed consolidated financial statements for further information.

       Taking into account the Easter shift to March this year (vs. April last year), traffic thus far in April has been solid and bookings for the remainder of second quarter 2008 appear strong.  Barring a further slowdown in the domestic economy, based on current trends, which include encouraging results from the Company’s revenue initiatives and the airline industry's domestic capacity outlook, the Company expects favorable year-over-year unit revenue results again in second quarter 2008.

Consolidated freight revenues increased by $4 million, or 13.3 percent, primarily as a result of higher rates charged.  The Company expects a comparable increase in consolidated freight revenues for second quarter 2008 compared to second quarter 2007.  Other revenues increased by $26 million, or 46.4 percent, compared to first quarter 2007, due primarily to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  This included a new long term agreement signed with a business partner during second quarter 2007, which resulted in higher rates and certain incentives that the Company had not received in previous agreements for our co-branded Visa card.  The Company expects another increase in Other revenues for second quarter 2008, but more in line with the Company’s capacity growth.

Operating expenses

Consolidated operating expenses for first quarter 2008 increased $328 million, or 15.5 percent, compared to first quarter 2007, versus a 6.4 percent increase in capacity compared to first quarter 2007.  Historically, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for first quarter 2008 and first quarter 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended March 31,		Per ASM	Percent
	2008	2007	Change	Change

Salaries, wages, and benefits	3.17	3.24	(.07)	(2.2)
Fuel and oil	2.99	2.38	.61	25.6
Maintenance materials
and repairs	.57	.58	(.01)	(1.7)
Aircraft rentals	.15	.16	(.01)	(6.3)
Landing fees and other rentals	.68	.58	.10	17.2
Depreciation	.58	.57	.01	1.8
Other operating expenses	1.55	1.42	.13	9.2
Total	9.69	8.93	.76	8.5

Operating expenses per ASM were 9.69 cents, an 8.5 percent increase compared to 8.93 cents for first quarter 2007.  In excess of 80 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 25.6 percent versus the prior year, net of hedging.  On a dollar basis, operating expenses increased $328 million.  Over 55 percent of this dollar increase was due to higher fuel and oil expense, primarily as a result of the significant increase in fuel cost per gallon.  The majority of the remainder of the dollar increase was due to the Company’s increase in capacity versus first quarter 2007.  Based on current unit operating cost trends and various cost pressures, the Company expects second quarter 2008 unit costs to be higher than first quarter 2008’s 9.69 cents per ASM, due primarily to higher fuel and oil expense and higher planned maintenance costs.

       Salaries, wages, and benefits expense per ASM declined slightly compared to first quarter 2007, but on a dollar basis increased $33 million. On a per-ASM basis, the Company’s Salaries, wages and benefits decreased as a result of lower share-based compensation expense versus first quarter 2007.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.  In addition, the Company continues its efforts to enhance its workforce productivity as the number of full-time equivalent Employees per aircraft in the Company’s fleet declined to 64 at March 31, 2008, versus 67 at March 31, 2007.  On a dollar basis, Salaries, wages and benefits increased due primarily to higher wages from a 2.8 percent increase in headcount, partially offset by lower share-based compensation expense.    The Company currently expects Salaries, wages, and benefits per ASM in second quarter 2008 to be lower than second quarter 2007, excluding profitsharing, due primarily to lower expected share-based compensation expense.

Fuel and oil expense increased $189 million, and on a per ASM basis increased 25.6 percent, due primarily to a change in the fuel hedge held by the Company in first quarter 2008 versus first quarter 2007 as well as higher average prices, excluding hedging.  In first quarter 2008, the Company held fuel derivative instruments that hedged a smaller portion of its fuel consumption than in first quarter 2007.  In addition, this hedge was at a higher average fuel price than the Company’s hedge in first quarter 2007.  The Company’s average fuel cost per gallon in first quarter 2008 was $2.01, which was 25.6 percent higher than first quarter 2007, including the effects of hedging activities.  Excluding hedging, the Company’s average fuel cost per gallon in first quarter 2008 was $2.79 versus $1.82 in first quarter 2007.  For first quarter 2008, the Company had protected over 70 percent of its anticipated fuel needs at a crude oil-equivalent price of approximately $51 per barrel, resulting in gains recorded in Fuel and oil expense of $291 million.  First quarter 2007 hedging gains recorded in Fuel and oil expense were $79 million.

For second quarter 2008, the Company has fuel derivatives in place for approximately 70 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $51 per barrel of crude oil and has added refinery margins on the majority of those positions.  Based on this protection and market prices as of April 16, we are currently estimating our second quarter 2008 jet fuel cost per gallon to be in the $2.35 range, significantly higher than first quarter 2008 even with anticipated hedging gains significantly higher than first quarter 2008, and excluding the effects of any ineffectiveness from the Company’s fuel hedging program.  The majority of the Company's near term fuel derivatives are in the form of option contracts.  At March 31, 2008, the estimated net fair value of the Company’s fuel derivative contracts was $2.8 billion.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. The Company has also continued its efforts to conserve fuel, and in 2007 began installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (substantially all 737-700 aircraft are already equipped with winglets).  Installations on these 737-300 aircraft are expected to be completed in late 2008 or early 2009.  This and other fuel conservation efforts resulted in a 1.9 percent decrease in the Company’s fuel burn rate for first quarter 2008 versus first quarter 2007.

Maintenance materials and repairs increased 5.1 percent, and on a dollar basis increased $7 million compared to first quarter 2007, but decreased 1.7 percent on a per-ASM basis compared to first quarter 2007.  The majority of the increase on a dollar basis was due to an increase in inspection and repair events for airframes.  This increase in airframe maintenance was due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft, which began in 2006.  The decrease in maintenance materials and repairs per ASM compared to first quarter 2007 was due primarily to a decline in expense related to the Company’s 737-700 aircraft engines.  The Company expects Maintenance materials and repairs per ASM for second quarter 2008 to be up significantly versus second quarter 2007 based on currently scheduled maintenance events for airframes and engines.

Aircraft rentals per ASM decreased 6.3 percent compared to first quarter 2007, and, on a dollar basis, expense decreased $1 million.  The decrease per ASM was due primarily to the 6.4 percent increase in ASMs, combined with the slight reduction in expense on a dollar basis.  The slight decrease in expense on a dollar basis was due to the retirement of five formerly leased 737-300 aircraft in first quarter 2008, partially offset by the lease of two 737-700 aircraft from a third party in second quarter 2007.  The Company currently expects Aircraft rentals per ASM for second quarter 2008 to be at approximately the same level as first quarter 2008.

Landing fees and other rentals increased $35 million on a dollar basis, and on a per ASM basis increased 17.2 percent compared to first quarter 2007.  The majority of the increases on both a dollar basis and a per ASM basis were due to a higher amount of audit settlement charges paid to airports in first quarter 2008.  The Company currently expects Landing fees and other rentals per ASM in second quarter 2008 to be in the low 60 cents per ASM range in second quarter 2007.  The increase is expected to be due primarily to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.

Depreciation expenses per ASM increased by $10 million on a dollar basis compared to first quarter 2007, but only slightly on a per-ASM basis.  The increase on a dollar basis was due primarily to the Company’s net addition of 38 Boeing 737s to its fleet over the past twelve months.  For second quarter 2008, the Company expects Depreciation expenses per ASM to be comparable to first quarter 2008’s .58 cents.

Other operating expenses per ASM increased 9.2 percent compared to first quarter 2007, and, on a dollar basis, increased $55 million.  Approximately 30 percent of the increase per ASM was due to higher advertising costs, and approximately 30 percent of the increase per ASM was due to a proposed fine of approximately $10 million by the F.A.A. related to an incident concerning the Company’s alleged non-compliance with an airworthiness directive.  The majority of the remainder of the increase was due primarily to higher fuel taxes associated with the significant increase in fuel costs, excluding the impact of hedging.  The largest items contributing to the dollar increase were a $13 million increase in advertising costs, the $10 million fine proposed by the F.A.A., and a $9 million increase in fuel taxes.  With respect to the F.A.A.’s proposed fine, the Company has started an “informal conference” with the F.A.A., which is a process through which the Company and the F.A.A. may explore common ground (or differences) to determine whether the matter will be formally litigated or resolved.  The Company has accrued the entire amount in the period during which the F.A.A. proposed the fine, which was first quarter 2008.  For second quarter 2008, the Company currently expects Other operating expenses per ASM to exceed first quarter 2008’s 1.55 cents, excluding any impact the Company may have from the sale of aircraft.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on August 31, 2008.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense decreased $1 million, or 3.4 percent, compared to first quarter 2007, due primarily to a decrease in market interest rates.  The majority of the Company’s long-term debt is at floating rates.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest decreased $5 million compared to the prior year due primarily to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income decreased by $6 million, or 46.2 percent, due primarily to a decrease in the average balance of invested cash and short-term investments.  The Company’s cash and cash equivalents and short-term investments as of March 31, 2008 and 2007, included $2.6 billion and $885 million, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 for further information on these collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(In millions)	2008	2007

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$7	$(85)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	-	6
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	16	(4)
Premium cost of fuel contracts included in Other (gains) losses, net	14	14
Other	1	1
	$38	$(68)

For the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during first quarter 2008), the Company expects a similar expense relating to these items in second quarter 2008.

The Company’s effective tax rate was 8.9 percent in first quarter 2008 compared to 37.7 percent in first quarter 2007.  The lower rate in first quarter 2008 was due primarily to the reversal of a state of Illinois tax law change during first quarter 2008 that resulted in a net $12 million ($.01 per share, diluted) decrease to state deferred tax liabilities.  This law had been enacted during fourth quarter 2007, resulting in a similar increase to tax expense.  As a result of this law change, the Company currently expects its full year 2008 effective rate to be approximately 38 to 39 percent.

Liquidity and Capital Resources

Net cash provided by operating activities was $964 million for the three months ended March 31, 2008, compared to $617 million provided by operating activities in the same prior year period.  The operating cash flows in the first quarter of both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $570 million for the three months ended March 31, 2008, versus an increase of $345 million during the three months ended March 31, 2007 (counterparty deposits are classified in Accrued liabilities in the unaudited condensed Consolidated Balance Sheet).  The fluctuations in these deposits in both years have been due to large changes in the fair value of the Company’s fuel derivatives portfolio.  The fair value of the Company’s fuel derivatives increased from $2.4 billion at December 31, 2007, to $2.8 billion at March 31, 2008, and increased from $1.0 billion at December 31, 2006, to $1.4 billion at March 31, 2007.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3, and Notes 5 and 7 to the unaudited condensed consolidated financial statements.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability.  For the three months ended March 31, 2008, there was a $267 million increase in Air traffic liability, as a result of seasonal bookings for future travel.  This compared to the prior year $210 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended March 31, 2008, totaled $126 million compared to $271 million in 2007.  Investing activities in both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments, namely auction rate securities.  During the three months ended March 31, 2008, the Company’s short-term investments decreased by a net $238 million, versus a net decrease of $54 million during the same prior year period.

Net cash used in financing activities during the three months ended March 31, 2008, was $69 million compared to $118 million used in financing activities for the same period in 2007.  During the three months ended March 31, 2008, the Company repurchased $54 million of its Common Stock, representing a total of 4.4 million shares.  During the three months ended March 31, 2007, the Company repurchased $209 million of its Common Stock, representing a total of 13.5 million shares. This outflow was partially offset by $78 million received from Employees’ exercise of stock options.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first three months of 2008, the Company purchased 12 new 737-700 aircraft from Boeing and is scheduled to receive 17 more 737-700 aircraft from Boeing during the remainder of 2008 (nine in second quarter, five in third quarter, and three in fourth quarter).  The Company also retired five of its older leased 737-300 aircraft during first quarter 2008.  Based on recent dramatic industry developments, the Company is currently reviewing its previous plan to retire 22 of its aircraft during 2008.  However, the Company has made adjustments to its delivery schedule for new Boeing aircraft for 2009 and subsequent years.  As of April 17, 2008, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2008	29	-	-	29	*
2009	14	-	-	14
2010	16	6	-	22
2011	13	19	-	32
2012	13	27	-	40
2013	19	1	-	20
2014	10	8	-	18
2015	11	6	-	17
Through 2018	-	-	54	54
Total	125	67	54	246

* Currently plan to reduce fleet by 22 aircraft, bringing 2008 net additions to seven aircraft.

        The following table details information on the 527 aircraft in the Company’s fleet as of March 31, 2008:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	16.8	189	112	77
-500	122	16.9	25	16	9
-700	137	4.2	313	309	4
TOTALS		9.3	527	437	90

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.5 billion, subject to adjustments for inflation, due as follows: $407 million remaining in 2008, $439 million in 2009, $473 million in 2010, $523 million in 2011, $529 million in 2012, $558 million in 2013, and $549 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at March 31, 2008, of $3.1 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility.  As discussed in Note 10 to the unaudited condensed consolidated financial statements, on October 3, 2007, the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates.  The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing.  The Company does not believe it is prudent to repurchase shares at the current time considering today's unstable financial markets and soaring fuel prices.  See Item 2 of Part II of this Form 10-Q for further information on this repurchase program.

The Company currently has outstanding shelf registrations for the issuance of up to $540 million in public debt securities and pass-through certificates, which it may utilize for aircraft financings or other purposes in the future.

Fair value measurements

As discussed in Note 12 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its auction rate security investments and its fuel derivative option contracts, which totaled $321 million and $1.9 billion, respectively, at March 31, 2008, as well as $11 million in other investments.

       The Company’s auction rate security instruments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of $10 million, with an offsetting entry to accumulated other comprehensive income.   The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  In addition, the Company’s holdings of auction rate securities represented less than ten percent of its total cash, cash equivalent, and investment balance at March 31, 2008, which it believes allows it sufficient time for the securities to return to full value.  Because the Company believes that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on the Company’s earnings, since such difference would also be recorded to accumulated other comprehensive income.  The Company will re-evaluate each of these factors as market conditions change in subsequent periods.

The Company determines the value of fuel derivative option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily volatility), as defined in Statement 157, the Company has categorized these option contracts as Level 3.

As noted in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined, are offset within accumulated other comprehensive income until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within Other (gains)/losses, net, in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties to provide cash collateral when the fair values of fuel derivatives with a single party exceeds certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.  See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.

Forward looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  regarding (i) the anticipated impact on the Company’s operations of domestic economic conditions, as well as recent industry events such as competitor bankruptcy filings, capacity reductions, and announcements related to potential industry consolidation; (ii) the Company’s expectations with respect to second quarter 2008 and full year 2008 revenues and operating expenses; (iii) the Company’s plans for capacity growth; (iv) the Company’s anticipated liquidity, including anticipated needs for, and sources of, funds and its plans and expectations for managing exposure to material increases in jet fuel prices; and (v) the Company’s expectations and intentions relating to outstanding litigation and other claims relating to the F.A.A.’s audits of the Company. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	the price and availability of aircraft fuel and the Company’s ability to pass fuel cost increases through to the consumer in the form of fare increases;
(ii)
the Company’s ability to timely and effectively prioritize its revenue and cost reduction initiatives and its related ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iii)
the extent and timing of the Company’s investment of incremental operating expenses and capital expenditures to develop and implement its initiatives and its corresponding ability to effectively control its operating expenses;

(iv)	the Company’s dependence on third party arrangements to assist with implementation of certain of its initiatives;
(v)
the impact of governmental regulations and inquiries on the Company’s operating costs, as well as its operations generally, and the impact of developments affecting the Company’s outstanding litigation and other claims against the Company;

(vi)	the impact of certain pending technological initiatives on the Company’s technology infrastructure, including its point of sale, ticketing, revenue accounting, payroll and financial reporting areas;
(vii)	competitor capacity and load factors;
(viii)	the Company’s ability to obtain financing on acceptable terms, and other uncertainties created by the current instability of the credit markets; and
(ix)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  During the first three months of 2008, the fair values of the Company’s fuel derivative contracts increased along with increases in fuel prices.  At March 31, 2008, the estimated gross fair value of outstanding contracts was $2.8 billion, compared to $2.4 billion at December 31, 2007.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2008, the Company had agreements with nine counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At March 31, 2008, the Company held $2.6 billion in fuel derivative related cash collateral deposits under these bilateral collateral provisions.  These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See also Note 7 to the unaudited condensed consolidated financial statements.

The Company has investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Due primarily to instability in credit markets, the Company sold a portion of these investments, and ended first quarter 2008 with investments valued at a total of $320 million, of which $140 million are classified as Short-term investments and $180 million are classified as Other assets in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2008.  Auction rate securities held at December 31, 2007, were $566 million, all of which were classified as Short-term investments.  For a complete discussion on auction rate securities, including the Company’s methodology for estimating their fair value, see Note 12 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, at the reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 6, 2008, the F.A.A. notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company has started an “informal conference” with the F.A.A., which is a process through which the Company and the F.A.A. may explore common ground (or differences) to determine whether the matter will be formally litigated or resolved. The F.A.A. is continuing to audit the Company’s compliance with airworthiness directives.

In connection with the above incident, the Company has been named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself. The Company has also recently received letters from four Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from alleged breach of fiduciary duties owed by them to the Company.  To date, none of these Shareholders has filed a derivative lawsuit in connection with these demands.  The Company is currently evaluating these demands.

The Company is from time to time subject to various other legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs

January 1, 2008 through January 31, 2008	600,000	$12.02	600,000	$492,787,550

February 1, 2008 through February 28, 2008	3,800,000	$12.34	3,800,000	$445,880,340

March 1, 2008 through March 31, 2008	-	$-	-	$445,880,340

Total	4,400,000		4,400,000

(1)  On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing.  The Company does not believe it is prudent to repurchase shares currently considering today's unstable financial markets and soaring fuel prices.

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 57 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	Supplemental Agreement No. 58 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.3	Supplemental Agreement No. 59 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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

SOUTHWEST AIRLINES CO.

April 18, 2008	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 57 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	Supplemental Agreement No. 58 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.3	Supplemental Agreement No. 59 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.