Form 10-Q
period 2008-06-30
SOUTHWEST AIRLINES CO
filed 2008-07-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of shares of Common Stock outstanding as of the close of business on July 23, 2008: 733,931,937

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS of FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007
Condensed Consolidated Statement of Income for the three and six months ended June 30, 2008 and 2007
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2008 and 2007
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,653	$2,213
Short-term investments	1,185	566
Accounts and other receivables	447	279
Inventories of parts and supplies, at cost	301	259
Fuel derivative contracts	2,278	1,069
Prepaid expenses and other current assets	65	57
Total current assets	8,929	4,443

Property and equipment, at cost:
Flight equipment	13,714	13,019
Ground property and equipment	1,591	1,515
Deposits on flight equipment purchase contracts	416	626
	15,721	15,160
Less allowance for depreciation and amortization	4,551	4,286
	11,170	10,874
Other assets	3,163	1,455
	$23,262	$16,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$903	$759
Accrued liabilities	6,097	3,107
Air traffic liability	1,303	931
Current maturities of long-term debt	71	41
Total current liabilities	8,374	4,838

Long-term debt less current maturities	2,590	2,050
Deferred income taxes	3,193	2,535
Deferred gains from sale and leaseback of aircraft	100	106
Other deferred liabilities	275	302
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,216	1,207
Retained earnings	5,123	4,788
Accumulated other comprehensive income	2,699	1,241
Treasury stock, at cost	(1,116)	(1,103)
Total stockholders' equity	8,730	6,941
	$23,262	$16,772

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Passenger	$2,747	$2,475	$5,161	$4,587
Freight	37	33	71	63
Other	85	75	167	131
Total operating revenues	2,869	2,583	5,399	4,781
OPERATING EXPENSES:
Salaries, wages, and benefits	839	814	1,639	1,581
Fuel and oil	894	607	1,647	1,171
Maintenance materials and repairs	191	154	333	291
Aircraft rentals	38	40	76	79
Landing fees and other rentals	159	140	330	276
Depreciation and amortization	148	137	293	272
Other operating expenses	395	363	788	699
Total operating expenses	2,664	2,255	5,106	4,369
OPERATING INCOME	205	328	293	412
OTHER EXPENSES (INCOME):
Interest expense	32	29	60	58
Capitalized interest	(6)	(14)	(14)	(27)
Interest income	(5)	(14)	(12)	(27)
Other (gains) losses, net	(345)	(120)	(307)	(188)
Total other expenses (income)	(324)	(119)	(273)	(184)

INCOME BEFORE INCOME TAXES	529	447	566	596
PROVISION FOR INCOME TAXES	208	169	211	225

NET INCOME	$321	$278	$355	$371

NET INCOME PER SHARE, BASIC	$ .44	$ .36	$ .48	$ .48

NET INCOME PER SHARE, DILUTED	$ .44	$ .36	$ .48	$ .47

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	732	769	733	778
Diluted	737	780	736	790

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321	$278	$355	$371
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	148	137	293	272
Deferred income taxes	135	125	129	167
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(4)	(6)	(7)
Share-based compensation expense	5	13	9	26
Excess tax benefits from share-based
compensation arrangements	3	1	3	(29)
Changes in certain assets and liabilities:
Accounts and other receivables	(97)	(43)	(167)	(80)
Other current assets	(234)	(92)	(208)	(148)
Accounts payable and accrued liabilities	2,151	447	2,768	830
Air traffic liability	105	112	372	322
Other, net	(198)	6	(248)	(127)
Net cash provided by operating activities	2,336	980	3,300	1,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(223)	(338)	(587)	(663)
Purchases of short-term investments	(2,226)	(1,158)	(3,447)	(2,072)
Proceeds from sales of short-term investments	1,185	963	2,645	1,931
Net cash used in investing activities	(1,264)	(533)	(1,389)	(804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	600	-	600	-
Proceeds from Employee stock plans	17	14	27	92
Payments of long-term debt and capital lease obligations	(6)	(6)	(25)	(15)
Payments of cash dividends	(3)	(3)	(10)	(11)
Repurchase of common stock	-	(464)	(54)	(674)
Excess tax benefits from share-based
compensation arrangements	(3)	(1)	(3)	29
Other, net	(6)	-	(6)	1
Net cash provided by (used in) financing activities	599	(460)	529	(578)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	1,671	(13)	2,440	215
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,982	1,618	2,213	1,390
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$4,653	$1,605	$4,653	$1,605

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$16	$10	$41	$29
Income taxes	$7	$3	$13	$4

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2008 and 2007, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters.  However, as a result of the recent significant fluctuations in the price of jet fuel, the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of SFAS 133, as amended, the Company has experienced significant volatility in its results in all fiscal periods.  See Note 5 for further information. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2007.

2.      SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”.

The Company has share-based compensation plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering Employees not subject to collective bargaining agreements (other Employee plans).  Vesting terms for both collective bargaining plans and other Employee plans differ based on the grant made, and have ranged in length from immediate vesting to vesting over ten years, and have also included vesting periods in accordance with the period covered by a particular collective bargaining agreement. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.  None of the Company’s past grants have included performance-based or market-based vesting conditions.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility.  During the three months ended June 30, 2008 and 2007, there were .1 million and .2 million stock options granted under the Company’s plans related to collective bargaining agreements, respectively.  The fair value of options granted under these plans during the three months ended June 30, 2008, ranged from $1.86 to $2.01, with a weighted-average fair value of $1.94.  The fair value of options granted under these plans during the three months ended June 30, 2007, ranged from $3.36 to $3.93, with a weighted-average fair value of $3.60.  There were no stock options granted from other Employee Plans during the three months ended June 30, 2008 or June 30, 2007.

The unaudited Condensed Consolidated Statement of Income for the three months ended June 30, 2008 and 2007 reflects share-based compensation cost of $5 million and $13 million, respectively.  The total tax benefit recognized from share-based compensation arrangements for the three months ended June 30, 2008 and 2007, was $1 million and $4 million, respectively.  The Company currently estimates that share-based compensation expense will be approximately $18 million for the full year 2008, before income taxes and profitsharing.

As of June 30, 2008, there was $36 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.  The total recognition period for the remaining unrecognized compensation cost is approximately eight years; however, the majority of this cost will be recognized over the next three years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 5.8 million shares of Common Stock to Employees of the Company.  These shares are issued at a price equal to 90 percent of the market value at the end of each monthly purchase period.  Common Stock purchases are paid for through periodic payroll deductions.  For the three months ended June 30, 2008 and 2007, participants under the ESPP purchased .3 million shares and ..3 million shares at average prices of $11.58 and $13.02, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the three months ended June 30, 2008 and 2007, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.29 and $1.45, respectively.

3.      DIVIDENDS

During the three month periods ended March 31 and June 30, 2008, dividends of $.0045 per share were declared on the 731 million shares and 733 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31 and June 30, 2007, dividends of $.0045 per share were declared on the 787 million shares and 764 million shares of Common Stock then outstanding, respectively.

4.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

NUMERATOR:
Net income	$321	$278	$355	$371

DENOMINATOR:
Weighted-average shares
outstanding, basic	732	769	733	778
Dilutive effect of Employee stock
options	5	11	3	12
Adjusted weighted-average shares
outstanding, diluted	737	780	736	790

NET INCOME PER SHARE:
Basic	$ .44	$ .36	$ .48	$ .48

Diluted	$ .44	$ .36	$ .48	$ .47

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are significantly impacted by changes in jet fuel prices.  Jet fuel and oil consumed for the three months ended June 30, 2008 and 2007 represented approximately 33.6 percent and 26.9 percent of Southwest’s operating expenses, respectively.  Over the past several years, Fuel and oil expense has become an increasingly larger portion of the Company’s operating expenses due to the dramatic increase in all energy prices over this period.  The Company endeavors to acquire jet fuel at the lowest possible cost.  Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant fuel derivative positions the Company had in place during the first six months of 2008, the Company also has significant future positions.  The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place to decrease its exposure to jet fuel price volatility for approximately 80 percent of its third quarter 2008 total anticipated jet fuel requirements at average crude oil equivalent prices of approximately $61 per barrel, and has also added refinery margin contracts on most of those positions.  Based on current growth plans, the Company also has derivative positions for approximately 80 percent of anticipated jet fuel needs for fourth quarter 2008 at approximately $58 per barrel, approximately 70 percent for 2009 at approximately $66 per barrel, approximately 40 percent for 2010 at approximately $81 per barrel, over 20 percent for 2011 at approximately $77 per barrel, and over 20 percent for 2012 at approximately $76 per barrel.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). Under SFAS 133, all derivatives are reflected at fair value in the Company’s unaudited Condensed Consolidated Balance Sheet, and all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing this special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income" until the underlying jet fuel is consumed.  See Note 6 for further information on Accumulated other comprehensive income.  The Company is exposed to the risk that periodic changes will not be perfectly effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives exceed the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel, that ineffectiveness is recorded immediately to “Other (gains) and losses, net” in the income statement.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) and losses, net” in the income statement in the period of the change.

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

	Three months ended June 30,
(In millions)	2008	2007

Fuel hedge (gains) included in Fuel and oil expense	$(474)	$(173)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(369)	(129)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	14	4
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(6)	(9)
Premium cost of fuel contracts included in Other (gains) losses, net	14	14

	Six months ended June 30,
(In millions)	2008	2007

Fuel hedge (gains) included in Fuel and oil expense	$(766)	$(251)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(373)	(200)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	19	9
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	17	(26)
Premium cost of fuel contracts included in Other (gains) losses, net	27	29

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in Accumulated other comprehensive income related to fuel hedges within the unaudited Condensed Consolidated Balance Sheet.

	June 30,	December 31,
(In millions)	2008	2007

Fair value of current fuel contracts (Fuel derivative contracts)	$2,278	$1,069
Fair value of noncurrent fuel contracts (Other assets)	2,834	1,318
Due from third parties for settled fuel contracts (Accounts
and other receivables)	194	109
Net unrealized gains from fuel hedges, net of tax (Accumulated
other comprehensive income)	2,689	1,220

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.  See Note 12 for further information.  Included in the above $2.7 billion net unrealized gains from fuel hedges are approximately $1.2 billion in net unrealized gains that are expected to be realized in earnings during the twelve months following June 30, 2008.  In addition, as of June 30, 2008, the Company had already recognized gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $351 million, net of taxes.  These gains were recognized in second quarter 2008 and prior periods, and are reflected in Retained earnings as of June 30, 2008, but the underlying derivative instruments will not expire/settle until future periods, including a portion during the remainder of 2008.

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

These interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  The fair value of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt.  The fair value of the interest rate swap agreements, excluding accrued interest, at June 30, 2008, was an asset of approximately $20 million.  This entire amount is recorded in Other assets in the unaudited Condensed Consolidated Balance Sheet.  In accordance with fair value hedging, the offsetting entry is an adjustment to increase the carrying value of long-term debt.

During second quarter 2008, the Company also entered into an interest rate swap agreement concurrent with its entry into a twelve-year $600 million floating-rate Term Loan Agreement.  Under the swap agreement, the Company is required to pay a fixed stated rate every three months and is entitled to receive the London InterBank Offered Rate (LIBOR) every three months on the notional amount of the debt until the loan is repaid.  The interest rate swap effectively fixes the interest rate on the term loan for its entire term at 5.223 percent.  This interest rate swap agreement is classified as a cash flow hedge, and the Company calculates the effectiveness of the hedge on a quarterly basis. The ineffectiveness recorded for this hedge was immaterial for the three months ended June 30, 2008.

6.      COMPREHENSIVE INCOME

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  The differences between net income and comprehensive income for the three and six month periods ended June 30, 2008 and 2007, were as follows:

	Three months ended June 30,
(In millions)	2008	2007

Net income	$321	$278
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $753 and $22	1,209	35
Other, net of deferred taxes of ($1) and $1	(2)	1
Total other comprehensive income	1,207	36

Comprehensive income	$1,528	$314

	Six months ended June 30,
(In millions)	2008	2007

Net income	$355	$371
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $904 and $105	1,469	170
Other, net of deferred taxes of ($7) and $0	(11)	-
Total other comprehensive income (loss)	1,458	170

Comprehensive income	$1,813	$541

A rollforward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at March 31, 2008	$1,480	$12	$1,492
Second quarter 2008 changes in value	1,493	(2)	1,491
Reclassification to earnings	(284)	-	(284)
Balance at June 30, 2008	$2,689	$10	$2,699

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2007	$1,220	$21	$1,241
2008 changes in value	1,923	(11)	1,912
Reclassification to earnings	(454)	-	(454)
Balance at June 30, 2008	$2,689	$10	$2,699

7. OTHER ASSETS AND ACCRUED LIABILITIES

	June 30,	December 31,
(In millions)	2008	2007

Noncurrent fuel hedge contracts, at fair value	$2,834	$1,318
Auction rate securities	172	-
Other	157	137
Other assets	$3,163	$1,455

	June 30,	December 31,
(In millions)	2008	2007

Retirement Plans	$178	$132
Aircraft Rentals	115	125
Vacation Pay	171	164
Advances and deposits	4,454	2,020
Deferred income taxes	739	370
Other Accrued Benefit	164	132
Other	276	164
Accrued liabilities	$6,097	$3,107

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended June 30,
(In millions)	2008	2007

Service cost	$4	$3
Interest cost	1	2
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	-

Net periodic postretirement benefit cost	$5	$6

	Six months ended June 30,
(In millions)	2008	2007

Service cost	$7	$7
Interest cost	2	3
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	-

Net periodic postretirement benefit cost	$9	$11

9.  PROJECT EARLY DEPARTURE

Project Early Departure was a voluntary early retirement program offered in July 2007 to eligible Employees, in which the Company offered a cash bonus of $25,000 plus medical/dental continuation coverage and travel privileges based on eligibility.  A total of 608 out of approximately 8,500 eligible Employees elected to participate in the program. The participants’ last day of work fell between September 30, 2007 and April 30, 2008, based on the operational needs of particular work locations and departments.

Project Early Departure resulted in a pre-tax, pre-profitsharing, one-time charge of approximately $25 million during third quarter 2007.  Approximately $3 million of this amount remains to be paid and is recorded as an accrued liability in the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2008.

10.           LONG-TERM DEBT

On May 6, 2008, the Company entered into a Term Loan Agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft.  On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages.  The loans mature on May 9, 2020, and are repayable quarterly in installments of principal beginning August 9, 2008.  The loans bear interest at the LIBO rate (as defined in the Term Loan Agreement) plus .95 percent, and interest is payable quarterly, beginning August 9, 2008.  Concurrent with its entry into the Term Loan Agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 5.223 percent.  The Company used the proceeds from the term loans for general corporate purposes.

11.           CONTINGENCIES

On March 6, 2008, the F.A.A. notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company has started an “informal conference” with the F.A.A., which is a process through which the Company and the F.A.A. may explore common ground (or differences) to determine whether the matter will be formally litigated or resolved.  The Company accrued the proposed fine as an operating expense in first quarter 2008.

In connection with the above incident, during the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  During the first quarter and early second quarter of 2008, the Company also received letters from four Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from alleged breach of fiduciary duties owed by them to the Company.  To date, the Company is not aware that any of these Shareholders has filed a derivative lawsuit in connection with these demands.  A Special Committee appointed by the Independent Directors of the Company is currently evaluating these demands.

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

12.           FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies.  Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, and obligations of U.S. Government backed agencies, and certain non-taxable auction rate securities.  Derivative instruments are related to the Company’s attempts to hedge fuel and interest rates.  Noncurrent investments consist of auction rate securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Other available-for-sale securities primarily consist of investments associated with the Company’s Excess Benefit Plan.

The Company’s fuel derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  These contracts include both swaps as well as different types of option contracts.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts.  In situations where the Company obtains inputs via quotes from financial institutions, it verifies the reasonableness of these quotes via similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally volatility), the Company has categorized these option contracts as Level 3.

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

The Company also has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for these instruments held by the Company failed during the first half of 2008.  Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of June 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, the expectation of the next time the security is expected to have a successful auction, and the Company’s intent and ability to hold such securities until credit markets improve.  These securities were also compared, when possible, to other securities with similar characteristics.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $12 million as of June 30, 2008, to accumulated other comprehensive income.  The majority of the auction rate security instruments held by the Company at June 30, 2008, totaling $172 million, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as noncurrent and has included them in Other assets on the unaudited Condensed Consolidated Balance Sheet at June 30, 2008.  The remainder of the instruments, totaling $96 million, were in tax-exempt bond investments, for which the market has recently had a number of successful auctions.  These instruments are classified as Short-term investments on the unaudited Condensed Consolidated Balance Sheet at June 30, 2008.  During second quarter 2008, the Company was able to sell approximately $51 million of the auction rate securities held at March 31, 2008, at 100 percent of their par value.  The Company continues to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in millions)		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$4,653	$4,653	$-	$-
Short-term investments	1,185	1,089	-	96
Noncurrent investments	172	-	-	172
Interest Rate Derivatives	20	-	20	-
Fuel Derivatives	5,125	-	1,795	3,330
Other Available-for-sale Securities	33	24	-	9
Total assets measured at fair value	$11,188	$5,766	$1,815	$3,607

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during first quarter 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the six months ended June 30, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate	Other
(in millions)	Derivatives	Securities (a)	Securities	Total
Balance at December 31, 2007	$1,725	$-	$12	$1,737
Transfers to Level 3	-	463	-	463
Total gains or (losses) (realized or unrealized)
Included in earnings	292	-	(3)	289
Included in other comprehensive income	1,857	(12)	-	1,845
Purchases and settlements (net)	(544)	(183)	-	(727)
Balance at June 30, 2008	$3,330	$268	$9	$3,607

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2008	$295	$-	$(3)	$292

(a) Includes those classified as short-term investments and noncurrent investments

All settlements from fuel derivative contracts that are deemed “effective” as defined in SFAS 133, are included in Fuel and oil expense in the period that the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with derivative contracts, as defined in SFAS 133, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on SFAS 133 and hedging.

Gains and losses (realized and unrealized) included in earnings related to other investments for the first half of 2008 are reported in Other operating expenses.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its hedging activities and use of derivatives in its quarterly and annual filings with the Securities and Exchange Commission (SEC), including many of the disclosures contained within Statement 161.  Thus, the Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.

In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133.  As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments.  Financial derivative instruments and hedging are one of the Company’s Critical Accounting Policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, and, as such, the proposed amendment could have a significant impact on the timing of potential gains and/or losses recognized in the Company’s future earnings.  However, the Company does not believe the proposed amendment would have a significant impact on the economic benefit provided by its hedging activities or its decision to utilize derivative instruments in managing its risk associated with changing jet fuel prices.  The FASB currently expects to issue a final Statement by December 31, 2008, which would require adoption by the Company beginning January 1, 2010.

14.           CODESHARE RELATIONSHIP

Southwest and ATA Airlines, Inc. (ATA) were parties to a codeshare agreement entered into in February 2005.  Southwest also marketed and sold ATA-only flights.  In early April 2008, ATA declared bankruptcy and discontinued all scheduled passenger service.  Operating revenues from the Company's codeshare and marketing relationship with ATA were approximately $40 million in 2007.  However, ATA had recently decreased service in codeshare markets with Southwest, and the Company had already anticipated declining codeshare revenues in 2008.  During the three months ended March 31, 2008, the Company recognized approximately $6 million in codeshare and marketing related revenues.  Given ATA’s cessation of commercial service, Southwest is no longer conducting codeshare operations with ATA.

Southwest offered assistance to all Customers who purchased a ticket on www.southwest.com and were scheduled to travel on ATA, which included rebooking them or offering a refund for any unused portion of a ticket.  The cost incurred by Southwest related to ATA’s discontinuation of service was approximately $8 million, the majority of which is reflected as a reduction to second quarter 2008's operating income.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,
	2008	2007	Change

Revenue passengers carried	23,993,342	23,442,019	2.4%
Enplaned passengers	27,550,957	26,889,424	2.5%
Revenue passenger miles (RPMs) (000s)	19,811,541	19,018,769	4.2%
Available seat miles (ASMs) (000s)	26,335,085	24,982,676	5.4%
Load factor	75.2%	76.1%	(.9)	pts.
Average length of passenger haul (miles)	826	811	1.8%
Average aircraft stage length (miles)	636	630	1.0%
Trips flown	303,432	290,647	4.4%
Average passenger fare	$114.48	$105.60	8.4%
Passenger revenue yield per RPM (cents)	13.86	13.02	6.5%
Operating revenue yield per ASM (cents)	10.89	10.34	5.3%
Operating expenses per ASM (cents)	10.12	9.03	12.1%
Fuel costs per gallon, excluding fuel tax	$2.29	$1.61	42.2%
Fuel consumed, in gallons (millions)	388	374	3.7%
Full-time equivalent Employees at period-end	34,027	33,261	2.3%
Size of fleet at period-end	535	500	7.0%

	Six months ended June 30,
	2008	2007	Change

Revenue passengers carried	45,498,163	43,402,952	4.8%
Enplaned passengers	52,259,572	49,792,497	5.0%
Revenue passenger miles (RPMs) (000s)	37,403,700	35,127,840	6.5%
Available seat miles (ASMs) (000s)	51,528,522	48,661,051	5.9%
Load factor	72.6%	72.2%	.4	pts.
Average length of passenger haul (miles)	822	809	1.6%
Average aircraft stage length (miles)	632	628	0.6%
Trips flown	598,222	567,547	5.4%
Average passenger fare	$113.42	$105.68	7.3%
Passenger revenue yield per RPM (cents)	13.80	13.06	5.7%
Operating revenue yield per ASM (cents)	10.48	9.82	6.7%
Operating expenses per ASM (cents)	9.91	8.98	10.4%
Fuel costs per gallon, excluding fuel tax	$2.15	$1.61	33.5%
Fuel consumed, in gallons (millions)	761	726	4.8%
Full-time equivalent Employees at period-end	34,027	33,261	2.3%
Size of fleet at period-end	535	500	7.0%

Material Changes in Results of Operations

Summary

The Company’s second quarter 2008 net income was $321 million ($.44 per share, diluted), representing the Company’s 69th consecutive quarterly profit.  This exceeded the Company’s second quarter 2007 profit of $278 million ($.36 per share, diluted).  Both second quarter 2008 and second quarter 2007 had significant adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In both second quarter 2008 and 2007, the Company recorded significant unrealized gains from marking to market derivatives used for hedging purposes, but that do not qualify for special hedge accounting, as defined in SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and accounting associated with derivative instruments.  Primarily as a result of the second quarter 2008 significant increases in prices for fuel derivatives that will settle in future periods or that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $361 million in net gains, which are included in “Other (gains) losses, net.”  In second quarter 2007, the Company recorded a total of $134 million in net gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting.

Second quarter 2008 operating income decreased $123 million, or 37.5 percent, compared to second quarter 2007, as an increase in operating expenses, most notably fuel and oil expense, outpaced higher operating revenues.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  Although the Company’s fuel hedging program has resulted in significant unrealized gains and losses being recorded to “Other (gains) losses, net” for several years, it also continues to provide excellent economic benefits to the Company.  The Company’s hedging program resulted in the realization of approximately $511 million in cash settlements for second quarter 2008 compared to $173 million in cash settlements for second quarter 2007.  The majority of the $511 million in second quarter 2008 cash settlements were reflected as a reduction to Fuel and oil expense.  Even including this second quarter 2008 hedge position, fuel cost per gallon increased 42.2 percent versus second quarter 2007.

Despite the strong fuel hedge position held by the Company, second quarter 2008 operating income was lower than second quarter 2007 primarily due to the significant increase in jet fuel prices, as approximately 30 percent of the Company’s fuel usage was not hedged.  This largely overshadowed a strong revenue performance by the Company in second quarter 2008.  Despite a capacity increase of only 5.4 percent compared to second quarter 2007, operating revenues grew 11.1 percent as a result of the Company’s enhanced revenue management initiatives and fare increases.  In addition, the Company believes it has continued to benefit from its prior decision to slow its growth rate in 2008 due to continued signs of a domestic economic slowdown coupled with the unprecedented high prices for fuel.  The Company continues to evaluate and fine tune its anticipated growth for the remainder of 2008, including an ongoing rigorous review of its flight schedule to eliminate nonproductive flying.  Currently, the Company expects its 2008 ASM capacity to increase no more than four percent versus the prior year.  For third quarter 2008, ASM capacity growth is expected to be approximately 2.4 percent versus third quarter 2007, and for fourth quarter 2008, ASM capacity growth is expected to be approximately one percent.  The Company continues to be cautious of the current domestic economic and fuel environment.  The Company believes that its operating cost structure, strong balance sheet, and tremendous fuel hedging program puts it in a better position to withstand an economic downturn than the vast majority of its airline competitors.  As a consequence, the Company is currently evaluating its fleet plans and may not grow its ASM capacity in 2009.

For the six months ended June 30, 2008, net income was $355 million ($.48 per share, diluted), which represented a 4.3 percent decrease compared to the same 2007 period.  However, both periods also included significant unrealized gains from marking to market derivatives the Company uses for hedging purposes, but that do not qualify for special hedge accounting, as defined in SFAS 133.  These gains totaled $337 million and $217 million for the six months ended June 30, 2008 and 2007, respectively.  Operating income for the six months ended June 30, 2008 was $293 million, a 28.9 decrease compared to the six months ended June 30, 2007.  This decrease was due to a 33.5 percent increase in the Company’s average fuel cost per gallon, including hedging, which counteracted a 12.9 percent increase in operating revenues.

During early July 2008, the Company announced its intention to enter into a codeshare agreement with Canadian carrier WestJet.  This relationship is intended to allow the carriers to offer Customers a seamless travel experience to a wide array of destinations.  The Company and WestJet plan to announce codeshare flight schedules and additional features regarding the relationship by late 2009.  Certain details of the codeshare and elements of the alliance are subject to approvals by both the U.S. and Canadian governments.  The Company is also continuing to consider codeshare opportunities with other carriers, both domestic and international.

The Company still plans to accept a total of 29 new Boeing 737-700s in 2008, but it plans to reduce its fleet by only 14 aircraft to respond to Customer demand in developing markets, such as Denver (versus the 22 that it had previously expected to retire during 2008).  The Company has flexibility to further adjust its fleet plans and is well-positioned to respond to a rapidly changing environment.

Comparison of three months ended June 30, 2008, to three months ended June 30, 2007

Revenues

Consolidated operating revenues increased by $286 million, or 11.1 percent, primarily due to a $272 million, or 11.0 percent, increase in Passenger revenues.  Holding other factors constant (such as load factor and ASMs), approximately 60 percent of the increase in Passenger revenues primarily was attributable to the increase in Passenger revenue yield per Revenue Passenger Mile (RPM), as the Company has been able to institute fare increases and enhanced revenue management techniques and processes.  These fare increases enabled the Company to record an 8.4 percent increase in average fares compared to second quarter 2007.  Of the remainder of the Passenger revenue increase, the majority was due to the 5.4 percent increase in capacity, as the Company added 41 aircraft since the end of second quarter 2007 (less six aircraft retirements).  These increases were partially offset by a decrease in load factor of .9 points versus second quarter 2007.

Based on current revenue and booking trends, the Company currently expects strong yields and lower year-over-year load factors to continue into third quarter 2008.  Thus far, the Company’s operating revenue per ASM growth rate in July 2008 has surpassed its second quarter 2008 year-over-year increase of 5.3 percent.

Consolidated freight revenues increased by $4 million, or 12.1 percent, primarily as a result of higher rates charged.  The Company expects a comparable increase in consolidated freight revenues for third quarter 2008 compared to third quarter 2007.  Other revenues increased by $10 million, or 13.3 percent, compared to second quarter 2007, primarily due to higher charter revenues.  The Company expects Other revenues for third quarter 2008 to increase from the third quarter 2007 level, but not at the same rate experienced in second quarter 2008.

Operating expenses

Consolidated operating expenses for second quarter 2008 increased $409 million, or 18.1 percent, compared to second quarter 2007, versus a 5.4 percent increase in capacity compared to second quarter 2007.  Historically, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for second quarter 2008 and second quarter 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended June 30,		Per ASM	Percent
	2008	2007	Change	Change

Salaries, wages, and benefits	3.19	3.26	(.07)	(2.1)
Fuel and oil	3.40	2.43	.97	39.9
Maintenance materials
and repairs	.73	.62	.11	17.7
Aircraft rentals	.14	.16	(.02)	(12.5)
Landing fees and other rentals	.60	.56	.04	7.1
Depreciation	.56	.55	.01	1.8
Other operating expenses	1.50	1.45	.05	3.4
Total	10.12	9.03	1.09	12.1

Operating expenses per ASM for the three months ended June 30, 2008, were 10.12 cents, a 12.1 percent increase compared to 9.03 cents for second quarter 2007.  Almost 90 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 42.2 percent versus the prior year, net of hedging.  On a dollar basis, operating expenses increased $409 million.  Over 70 percent of this dollar increase was due to higher fuel and oil expense, primarily as a result of the significant increase in fuel cost per gallon.  The majority of the remainder of the dollar increase was due to the Company’s increase in capacity versus second quarter 2007.  Based on current unit operating cost trends, the Company expects third quarter 2008 unit costs to be higher than third quarter 2007’s 9.09 cents per ASM, primarily due to higher fuel and oil expense.

Salaries, wages, and benefits expense per ASM for the three months ended June 30, 2008, declined 2.1 percent compared to second quarter 2007, but on a dollar basis increased $25 million. On a per-ASM basis, the Company’s Salaries, wages and benefits decreased as a result of lower profitsharing expense versus second quarter 2007.  The Company’s profitsharing contributions are based on income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for second quarter 2008 decreased 33.2 percent.  On a dollar basis, Salaries, wages and benefits increased primarily due to higher wages from a 2.3 percent increase in headcount, partially offset by lower profitsharing expense.  Excluding profitsharing, Company 401(k) match, and share-based compensation expense, the Company currently expects Salaries, wages, and benefits per ASM in third quarter 2008 to be in line with the second quarter 2008 level.

Fuel and oil expense for the three months ended June 30, 2008, increased $287 million, and on a per ASM basis increased 39.9 percent, primarily due to a change in the fuel hedge held by the Company in second quarter 2008 versus second quarter 2007 as well as higher average prices, excluding hedging.  In second quarter 2008, the Company held fuel derivative instruments that hedged a smaller portion of its fuel consumption (approximately 70 percent) than in second quarter 2007 (approximately 95 percent).  The Company’s average fuel cost per gallon in second quarter 2008 was $2.29, which was 42.2 percent higher than second quarter 2007, including the effects of hedging activities.  Excluding hedging, the Company’s average fuel cost per gallon in second quarter 2008 was $3.51 versus $2.08 in second quarter 2007.  For second quarter 2008, the Company’s hedging gains reflected in Fuel and oil expense totaled $474 million.  Second quarter 2007 hedging gains recorded in Fuel and oil expense were $173 million.

For third quarter 2008, the Company has fuel derivatives in place for approximately 80 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $61 per barrel of crude oil and has added refinery margins on the majority of those positions.  Based on this derivative position and market prices as of July 24, 2008, the Company is currently estimating its third quarter 2008 jet fuel cost per gallon to be in the $2.50 range, higher than second quarter 2008, even with anticipated cash hedging gains higher than second quarter 2008, and excluding the effects of any ineffectiveness from the Company’s fuel hedging program.  The majority of the Company's near term fuel derivatives are in the form of option contracts.  At June 30, 2008, the estimated net fair value of the Company’s fuel derivative contracts was $5.1 billion.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities. The Company has also continued its efforts to conserve fuel, and in 2007, began installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (all 737-700 aircraft are already equipped with winglets).  Installations on these 737-300 aircraft are expected to be completed in late 2008 or early 2009.  This and other fuel conservation efforts resulted in a 1.7 percent decrease in the Company’s fuel burn rate per ASM for second quarter 2008 versus second quarter 2007.

Maintenance materials and repairs for the three months ended June 30, 2008, increased $37 million or 24.0 percent on a dollar basis compared to second quarter 2007, and increased 17.7 percent on a per-ASM basis compared to second quarter 2007.  Approximately 85 percent of the dollar increase compared to second quarter 2007 was due to an increase in the number of engine repairs on the Company’s 737-700 aircraft, which are accounted for on a time and materials basis.  The 737-700 is the newest aircraft type in the Company’s fleet, and as this fleet has matured, many of the engines on these aircraft are undergoing their first major overhaul.  The majority of the remainder of the increase on a dollar basis was due to a planned increase in inspection and repair events for airframes.  The increase in maintenance materials and repairs per ASM compared to second quarter 2007, primarily was due to the increase in expense related to the Company’s 737-700 aircraft engines.

In June 2008, the Company transitioned from its existing 737-700 engine repair agreement with GE Engines Services, Inc. (GE Engines), under which repairs were done pursuant to a combination of fixed pricing and time and material terms, to a new agreement with GE Engines that provides for engine repairs to be done on a rate per flight hour basis.  The existing agreement was set to expire in 2013, while the new agreement will expire in 2018.   The new agreement covers all engines currently in the Company’s 737-700 fleet as well as future firm deliveries for this aircraft type.  Under this new agreement, the Company has effectively transferred risk for specified future repairs and maintenance on these engines to the service provider and Southwest will pay GE Engines a contractually stated rate per hour flown, as stated in the agreement.  Since future expense for these engine repairs will be based on engine hours flown, as it is for the Company’s 737-300 and 737-500 fleet, this new agreement allows the Company to more reliably predict future engine repair costs.  Considering the new agreement, the Company expects Maintenance materials and repairs per ASM for third quarter 2008 to be approximately the same level as the 73 cents recorded in second quarter 2008, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended June 30, 2008, decreased 12.5 percent compared to second quarter 2007, and, on a dollar basis, expense decreased $2 million.  The decrease per ASM primarily was due to the 5.4 percent increase in ASMs, combined with the slight reduction in expense on a dollar basis.  The slight decrease in expense on a dollar basis was due to the retirement of six formerly leased 737-300 aircraft in the first half of 2008.  The Company currently plans to return three additional leased 737-300 aircraft to lessors in third quarter 2008; however, due to the expected timing of these returns, the Company currently expects Aircraft rentals per ASM for third quarter 2008 to be at approximately the same level as second quarter 2008.

Landing fees and other rentals for the three months ended June 30, 2008, increased $19 million on a dollar basis, and on a per ASM basis increased 7.1 percent compared to second quarter 2007.  The majority of the increases on both a dollar basis and a per ASM basis primarily were due to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports are due to other airlines reduced capacity, as airport costs are then allocated among a fewer number of total flights.  As a consequence, the Company currently also expects Landing fees and other rentals per ASM in third quarter 2008 to be higher than the 60 cents per ASM recorded in second quarter 2008.

Depreciation expense for the three months ended June 30, 2008, increased by $11 million on a dollar basis compared to second quarter 2007, but only slightly on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of 35 Boeing 737s to its fleet over the past twelve months.  For third quarter 2008, the Company expects Depreciation expenses per ASM to be slightly higher than second quarter 2008’s .56 cents.

Other operating expenses per ASM for the three months ended June 30, 2008, increased 3.4 percent compared to second quarter 2007, and, on a dollar basis, increased $32 million.  Approximately 75 percent of the increase per ASM was due to higher fuel sales taxes associated with the significant increase in fuel costs, excluding the impact of hedging.  The largest items contributing to the dollar increase were an $11 million increase in fuel sales taxes, and a $6 million increase in credit card processing fees associated with the increase in passenger revenues.  For third quarter 2008, the Company currently expects Other operating expenses per ASM to be comparable to second quarter 2008’s 1.50 cents, excluding any impact the Company may have from the sale of aircraft.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on December 31, 2008.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense for the three months ended June 30, 2008, increased $3 million, or 10.3 percent, compared to second quarter 2007, primarily due to the Company’s issuance of $500 million Pass Through Certificates in October 2007 and the Company’s borrowing under its new $600 million term loan in May 2008.  An increase in expense from this new debt was partially offset by a decrease in floating interest rates, as the majority of the Company’s long-term debt is at floating rates.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest for the three months ended June 30, 2008, decreased $8 million compared to the same period in the prior year primarily due to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the three months ended June 30, 2008, decreased by $9 million, or 64.3 percent, compared to the same prior year period, primarily due to a decrease in the average balance of invested cash and short-term investments.  The Company’s cash and cash equivalents and short-term investments as of June 30, 2008 and 2007, included $4.4 billion and $1.1 billion, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I for further information on these collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
(In millions)	2008	2007

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(369)	$(129)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	14	4
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(6)	(9)
Premium cost of fuel contracts included in Other (gains) losses, net	14	14
Other	2	-
	$(345)	$(120)

For the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during second quarter 2008), the Company expects expense of approximately $20 million relating to these items in third quarter 2008.

The Company’s effective tax rate was 39.3 percent in second quarter 2008 compared to 37.8 percent in second quarter 2007.  The Company currently expects its full year 2008 effective rate to be approximately 37 to 38 percent.

Comparison of six months ended June 30, 2008, to six months ended June 30, 2007

Revenues

Consolidated operating revenues increased by $618 million, or 12.9 percent, primarily due to a $574 million, or 12.5 percent, increase in Passenger revenues.  Assuming a constant year-over-year load factor, approximately half of the increase in Passenger revenues was attributable to the increase in Passenger yield per Revenue Passenger Mile (RPM), as the Company has been able to institute modest fare increases, and approximately half was from the 5.9 percent increase in capacity.  The fare increases enabled the Company to record a 7.3 percent increase in average fares compared to the first half of 2007.  The capacity increase was due to the Company’s net addition of 35 aircraft since the end of second quarter 2007 (41 aircraft purchased less six aircraft retirements).  Load factor was 72.6 percent for the first half of 2008 versus 72.2 percent for the same 2007 period.

Consolidated freight revenues increased by $8 million, or 12.7 percent, primarily as a result of higher rates charged.  Other revenues increased by $36 million, or 27.5 percent, compared to the first half of 2007.  Approximately half of the increase primarily was due to higher charter revenues. The other half primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  This included a new long-term agreement signed with a business partner during second quarter 2007, which resulted in higher rates and certain incentives the Company had not received in previous agreements for its co-branded Visa card.

Operating expenses

Consolidated operating expenses for the first half of 2008 increased $737 million, or 16.9 percent, compared to the same period of 2007, versus a 5.9 percent increase in capacity.  Historically, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the six months ended June 30, 2008 and 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Six months ended June 30,		Per ASM	Percent
	2008	2007	Change	Change

Salaries, wages, and benefits	3.18	3.25	(.07)	(2.2)
Fuel and oil	3.20	2.41	.79	32.8
Maintenance materials
and repairs	.65	.60	.05	8.3
Aircraft rentals	.15	.16	(.01)	(6.3)
Landing fees and other rentals	.64	.57	.07	12.3
Depreciation	.57	.56	.01	1.8
Other operating expenses	1.52	1.43	.09	6.3

Total	9.91	8.98	.93	10.4

Operating expenses per ASM for the six months ended June 30, 2008, were 9.91 cents, a 10.4 percent increase compared to 8.98 cents for the six months ended June 30, 2007.  Approximately 85 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 33.5 percent versus the prior year, net of hedging.  On a dollar basis, nearly 65 percent of the increase was due to higher fuel and oil expense, primarily as a result of the significant increase in fuel cost per gallon.  The majority of the remainder of the dollar increase was due to the Company’s increase in capacity versus the first half of 2007.

Salaries, wages, and benefits expense per ASM for the six months ended June 30, 2008, declined 2.2 percent compared to the first half of 2007, but on a dollar basis increased $58 million. On a per-ASM basis, approximately half of the Company’s Salaries, wages and benefits decrease was a result of lower profitsharing expense and approximately half was a result of lower share-based compensation expense.  The Company’s profitsharing contributions are based on income before taxes excluding primarily unrealized gains and losses from fuel derivative contracts.  For the six months ended June 30, 2008, the Company’s profitsharing expense decreased 23.5 percent compared to the same prior year period.  See Note 2 to the unaudited condensed consolidated financial statements for further information on share-based compensation.  On a dollar basis, Salaries, wages and benefits increased primarily due to higher wages from a 2.3 percent increase in headcount, partially offset by lower profitsharing and share-based compensation expense.

Fuel and oil expense for the six months ended June 30, 2008, increased $476 million, and on a per ASM basis increased 32.8 percent, primarily due to a change in the fuel hedge held by the Company in the first half of 2008 versus the first half of 2007 as well as higher average prices, excluding hedging.  For the six months ended June 30, 2008, the Company held fuel derivative instruments that hedged a smaller portion (approximately 70 percent) of its fuel consumption than in the first half of 2007 (approximately 95 percent).  The Company’s average fuel cost per gallon for the six months ended June 30, 2008 was $2.15, which was 33.5 percent higher than the same period of 2007, including the effects of hedging activities.  Excluding hedging, the Company’s average fuel cost per gallon in the first half of 2008 was $3.16 versus $1.95 in the first half of 2007.  For the six months ended June 30, 2008, the Company recorded hedging gains in Fuel and oil expense of $766 million. First half 2007 hedging gains recorded in Fuel and oil expense were $251 million.

Maintenance materials and repairs for the six months ended June 30, 2008, increased $42 million or 14.4 percent on a dollar basis compared to the six months ended June 30, 2007, and increased 8.3 percent on a per-ASM basis compared to the first half of 2007.  Approximately 65 percent of the dollar increase compared to the first half of 2007 was due to an increase in the number of engine repairs on the Company’s 737-700 aircraft, which are accounted for on a time and materials basis.  The majority of the remainder of the increase on a dollar basis was due to an increase in inspection and repair events for airframes.  This increase in airframe maintenance was due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft, which began in 2006.  The increase in maintenance materials and repairs per ASM compared to the first half of 2007 primarily was due to the increase in expense related to the Company’s 737-700 aircraft engines.

Aircraft rentals per ASM for the six months ended June 30, 2008, decreased 6.3 percent compared to the first half of 2007, and, on a dollar basis, expense decreased $3 million.  The decrease per ASM primarily was due to the 5.9 percent increase in ASMs, combined with the slight reduction in expense on a dollar basis.  The slight decrease in expense on a dollar basis was due to the retirement of six formerly leased 737-300 aircraft in the first half of 2008.

Landing fees and other rentals for the six months ended June 30, 2008, increased $54 million on a dollar basis, and on a per ASM basis increased 12.3 percent compared to the first half of 2007.  The majority of the increases on both a dollar basis and a per ASM basis primarily were due to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.

Depreciation expense for the six months ended June 30, 2008, increased by $21 million on a dollar basis compared to the first half of 2007, and increased 1.8 percent on a per-ASM basis.  The increases on both a dollar basis and a per-ASM basis primarily were due to the Company’s net addition of 35 Boeing 737s to its fleet over the past twelve months.

Other operating expenses per ASM for the six months ended June 30, 2008, increased 6.3 percent compared to the first half of 2007, and, on a dollar basis, increased $89 million.  The majority of the increase per ASM was due to higher fuel sales taxes associated with the significant increase in fuel costs, excluding the impact of hedging.  The largest items contributing to the dollar increase were a $20 million increase in fuel sales taxes, and a $13 million increase in credit card transaction fees associated with the increase in revenues.

Other

Interest expense for the six months ended June 30, 2008, increased $2 million, or 3.4 percent, compared to the first half of 2007, primarily due to the Company’s issuance of $500 million Pass Through Certificates in October 2007 and the Company’s borrowing under its new $600 million term loan in May 2008.  An increase in expense from this new debt was partially offset by a decrease in floating interest rates, as the majority of the Company’s long-term debt is at floating rates.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest for the six months ended June 30, 2008, decreased $13 million, or 48.1 percent, compared to the same period in the prior year primarily due to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the six months ended June 30, 2008, decreased by $15 million, or 55.6 percent, compared to the first half of 2007, primarily due to a decrease in the average balance of invested cash and short-term investments.  The Company’s cash and cash equivalents and short-term investments as of June 30, 2008 and 2007, included $4.4 billion and $1.1 billion, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I for further information on these collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(In millions)	2008	2007

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(373)	$(200)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	19	9
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	17	(26)
Premium cost of fuel contracts included in Other (gains) losses, net	27	29
Other	3	-
	$(307)	$(188)

The Company’s effective tax rate was 37.4 percent for the six months ended June 30, 2008 compared to 37.8 percent for the same 2007 period.  The lower 2008 rate primarily was due to the reversal of a state of Illinois tax law change during first quarter 2008 that resulted in a net $12 million ($.01 per share, diluted) decrease to state deferred tax liabilities.  This law had been enacted during fourth quarter 2007, resulting in a similar increase to tax expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 billion for the three months ended June 30, 2008, compared to $980 million provided by operating activities in the same prior year period.  For the six months ended June 30, 2008, net cash provided by operations was $3.3 billion compared to $1.6 billion for the same prior year period.  The operating cash flows for the first half of both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $2.4 billion for the six months ended June 30, 2008, versus an increase of $535 million during the six months ended June 30, 2007 (counterparty deposits are classified in Accrued liabilities in the unaudited condensed Consolidated Balance Sheet).  The fluctuations in these deposits in both years have been due to large changes in the fair value of the Company’s fuel derivatives portfolio.  The fair value of the Company’s fuel derivatives increased from $2.4 billion at December 31, 2007, to $5.1 billion at June 30, 2008, and increased from $1.0 billion at December 31, 2006, to $1.6 billion at June 30, 2007.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I, and Notes 5 and 7 to the unaudited condensed consolidated financial statements.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability.  For the six months ended June 30, 2008, there was a $372 million increase in Air traffic liability, as a result of bookings for future travel.  This compared to the prior year $322 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended June 30, 2008, totaled $1.3 billion compared to $533 million in the same prior year period.  For the six months ended June 30, 2008, net cash used in investing activities was $1.4 billion compared to $804 million for the same 2007 period.  Investing activities for the first half of both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the six months ended June 30, 2008, the Company’s short-term and noncurrent investments increased by a net $802 million, versus a net increase of $141 million during the same prior year period.

Net cash provided by financing activities during the three months ended June 30, 2008, was $599 million compared to $460 million used in financing activities for the same period in 2007.  For the six months ended June 30, 2008, net cash provided by financing activities was $529 million versus $578 million used in financing activities for the same 2007 period.  During the six months ended June 30, 2008, the Company borrowed $600 million under its new Term Loan Agreement entered into during May 2008, and repurchased $54 million of its Common Stock, representing a total of 4.4 million shares.  During the six months ended June 30, 2007, the Company repurchased $674 million of its Common Stock, representing a total of 45.3 million shares. This outflow was partially offset by $92 million received from Employees’ exercise of stock options.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first six months of 2008, the Company purchased 21 new 737-700 aircraft from Boeing and is scheduled to receive eight more 737-700 aircraft from Boeing during the remainder of 2008 (five in the third quarter and three in the fourth quarter).  The Company also retired six of its older leased 737-300 aircraft during the first half of 2008.  Based on recent dramatic industry operating losses and announced capacity reductions, the Company has made a change to its previous plan to retire 22 of its aircraft during 2008, and now plans to retire only 14 aircraft (including the six that have already been retired during the first half of 2008).  As of July 24, 2008, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2008	29	-	-	29	*
2009	14	-	-	14
2010	16	6	-	22
2011	13	19	-	32
2012	13	27	-	40
2013	19	1	-	20
2014	10	8	-	18
2015	11	6	-	17
Through 2018	-	-	54	54
Total	125	67	54	246

* Currently plan to reduce fleet by 14 aircraft, bringing 2008 net additions to 15 aircraft.

The following table details information on the 535 aircraft in the Company’s fleet as of June 30, 2008:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	17.0	188	112	76
-500	122	17.2	25	16	9
-700	137	4.9	322	318	4
TOTALS		9.7	535	446	89

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.4 billion, subject to adjustments for inflation, due as follows: $261 million remaining in 2008, $439 million in 2009, $473 million in 2010, $508 million in 2011, $552 million in 2012, $581 million in 2013, and $549 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at June 30, 2008, of $5.8 billion, internally generated funds, and the Company’s fully available $600 million revolving credit facility.  As discussed in Note 10 to the unaudited condensed consolidated financial statements, on May 9, 2008, the Company borrowed $600 million under its new term loan secured by 21 737-700 aircraft.  The Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements.

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

Fair value measurements

As discussed in Note 12 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its auction rate security investments and a portion of its fuel derivative option contracts, which totaled $268 million and $3.3 billion, respectively, at June 30, 2008, as well as $9 million in other investments.

The Company’s auction rate security instruments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other securities with similar characteristics.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.  In addition, the Company has recorded a temporary unrealized decline in fair value of $12 million, with an offsetting entry to accumulated other comprehensive income.   The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  In addition, the Company’s holdings of auction rate securities represented less than five percent of its total cash, cash equivalent, and investment balance at June 30, 2008, which it believes allows it sufficient time for the securities to return to full value.  During second quarter 2008, the Company sold approximately $51 million of auction rate securities at par value.  Because the Company believes that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on the Company’s earnings, since such difference would also be recorded to accumulated other comprehensive income.  The Company will re-evaluate each of these factors as market conditions change in subsequent periods.

The Company determines the value of fuel derivative option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily volatility), as defined in SFAS 157, the Company has categorized these option contracts as Level 3.

As noted in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined, are offset within accumulated other comprehensive income until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within Other (gains)/losses, net, in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties to provide cash collateral when the fair values of fuel derivatives with a single party exceeds certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.  See Item 3 of Part I, Quantitative and Qualitative Disclosures About Market Risk, for further information.

Forward-looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  regarding (i) the Company’s expectations with respect to revenues and operating expenses; (ii) the Company’s plans for capacity growth; (iii) the Company’s anticipated liquidity, including anticipated needs for, and sources of, funds and its plans and expectations for managing its risk associated with changing jet fuel prices; and (iv) the Company’s expectations and intentions relating to outstanding litigation and other claims relating to the F.A.A.’s audits of the Company. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	the price and availability of aircraft fuel and the Company’s ability to overcome increased fuel costs through fare increases or other revenue initiatives;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  During the second quarter of 2008, the fair values of the Company’s fuel derivative contracts increased along with increases in fuel prices.  At June 30, 2008, the estimated gross fair value of outstanding contracts was $5.1 billion, compared to $2.8 billion at March 31, 2008.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2008, the Company had agreements with nine counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At June 30, 2008, the Company held $4.4 billion in fuel derivative related cash collateral deposits under these bilateral collateral provisions.  These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits, which can have a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See also Note 7 to the unaudited condensed consolidated financial statements.

The Company has investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Primarily due to instability in credit markets, the Company has sold a portion of these investments, and ended second quarter 2008 with investments valued at a total of $268 million, of which $96 million are classified as Short-term investments and $172 million are classified as Other assets in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2008.  Auction rate securities held at December 31, 2007, were $566 million, all of which were classified as Short-term investments.  For a complete discussion on auction rate securities, including the Company’s methodology for estimating their fair value, see Note 12 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Note 5 to the unaudited condensed consolidated financial statements for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, at the reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the above incident, during the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  During the first quarter and early second quarter of 2008, the Company also received letters from four Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from alleged breach of fiduciary duties owed by them to the Company.  To date, the Company is not aware that any of these Shareholders has filed a derivative lawsuit in connection with these demands.  A Special Committee appointed by the Independent Directors of the Company is currently evaluating these demands.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)  On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing.  The Company does not believe it is prudent to repurchase shares currently considering today's unstable financial markets and soaring fuel prices.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 21, 2008.  The following matters received the following votes at the meeting:

(1) Election of Directors.  The following nominees were elected to the Company's Board of Directors to hold office for a term expiring in 2009, based upon the following votes:

Director	Votes For	Votes Withheld	Broker Non-Votes
David W. Biegler	648,720,625.119	26,360,178.444	-
Louis E. Caldera	648,478,255.860	26,602,547.703	-
C. Webb Crockett	395,928,827.688	279,151,975.875	-
William H. Cunningham	644,834,447.039	30,246,356.524	-
Travis C. Johnson	650,688,282.655	24,392,520.908	-
Gary C. Kelly	646,826,002.690	28,254,800.873	-
Nancy B. Loeffler	638,637,838.231	36,442,965.332	-
John T. Montford	629,130,530.304	45,950,273.259	-

(2) Ratification of Appointment of Independent Auditors.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 received the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
660,585,728.292	8,028,286.864	6,466,788.407	-

(3) Shareholder Proposal - Directors to be Elected by Majority Vote Bylaw. A Shareholder proposal requesting that the Company adopt a bylaw specifying that the election of Directors be decided by a majority vote received the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
404,917,852.202	183,229,247.815	7,788,693.546	79,145,010.000

(4) Shareholder Proposal - Independent Compensation Committee.  A Shareholder proposal requesting that the Board amend its Compensation Committee Charter to specify additional independence requirements for Compensation Committee members received the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
204,742,959.289	382,928,010.499	8,264,823.775	79,145,010.000

(5) Shareholder Proposal - Sustainability Reporting.  A Shareholder proposal requesting that the Board prepare and publish a Sustainability Report received the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
127,817,036.576	372,268,530.225	95,850,226.762	79,145,010.000

Item 5.    Other Information

None

Item 6.       Exhibits

a)	Exhibits

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to
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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 60 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	$600,000,000 Term Loan Agreement, dated as of May 6, 2008, among
Southwest Airlines Co., Citibank, N.A., as Administrative Agent and as
Collateral Agent, and the Lenders named therein, including the form of
Mortgage and Security Agreement in Exhibit B thereto (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated
May 6, 2008 (File No. 1-7259)).
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

SOUTHWEST AIRLINES CO.

July 25, 2008	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 60 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	$600,000,000 Term Loan Agreement, dated as of May 6, 2008, among
Southwest Airlines Co., Citibank, N.A., as Administrative Agent and as
Collateral Agent, and the Lenders named therein, including the form of
Mortgage and Security Agreement in Exhibit B thereto (incorporated by reference to Exhibit 4.1 to Southwest's Current Report on Form 8-K dated
May 6, 2008 (File No. 1-7259)).
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