Form 10-Q
period 2008-09-30
SOUTHWEST AIRLINES CO
filed 2008-10-20
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Number of shares of Common Stock outstanding as of the close of business on October 15, 2008: 739,724,140

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2008 and 2007
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,390	$2,213
Short-term investments	1,041	566
Accounts and other receivables	385	279
Inventories of parts and supplies, at cost	286	259
Fuel derivative contracts	1,122	1,069
Prepaid expenses and other current assets	77	57
Total current assets	5,301	4,443

Property and equipment, at cost:
Flight equipment	13,887	13,019
Ground property and equipment	1,655	1,515
Deposits on flight equipment purchase contracts	348	626
	15,890	15,160
Less allowance for depreciation and amortization	4,692	4,286
	11,198	10,874
Other assets	1,676	1,455
	$18,175	$16,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$701	$759
Accrued liabilities	3,540	3,107
Air traffic liability	1,275	931
Current maturities of long-term debt	72	41
Total current liabilities	5,588	4,838

Long-term debt less current maturities	2,580	2,050
Deferred income taxes	2,568	2,535
Deferred gains from sale and leaseback of aircraft	97	106
Other deferred liabilities	278	302
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,221	1,207
Retained earnings	4,980	4,788
Accumulated other comprehensive income	1,066	1,241
Treasury stock, at cost	(1,011)	(1,103)
Total stockholders' equity	7,064	6,941
	$18,175	$16,772

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Passenger	$2,767	$2,482	$7,927	$7,069
Freight	37	32	108	95
Other	87	74	254	205
Total operating revenues	2,891	2,588	8,289	7,369
OPERATING EXPENSES:
Salaries, wages, and benefits	856	832	2,494	2,413
Fuel and oil	1,000	660	2,646	1,831
Maintenance materials and repairs	190	160	523	450
Aircraft rentals	38	38	115	116
Landing fees and other rentals	167	145	497	422
Depreciation and amortization	152	140	445	411
Other operating expenses	402	362	1,189	1,062
Total operating expenses	2,805	2,337	7,909	6,705
OPERATING INCOME	86	251	380	664
OTHER EXPENSES (INCOME):
Interest expense	35	28	95	86
Capitalized interest	(6)	(13)	(20)	(39)
Interest income	(7)	(9)	(18)	(36)
Other (gains) losses, net	269	(32)	(38)	(221)
Total other expenses (income)	291	(26)	19	(210)

INCOME (LOSS) BEFORE INCOME TAXES	(205)	277	361	874
PROVISION FOR INCOME TAXES	(85)	115	127	341

NET INCOME (LOSS)	$(120)	$162	$234	$533

NET INCOME (LOSS) PER SHARE, BASIC	($.16)	$ .22	$.32	$.70

NET INCOME (LOSS) PER SHARE, DILUTED	($.16)	$ .22	$.32	$.69

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	736	739	734	765
Diluted	736	752	739	777

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120)	$162	$234	$533
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	152	140	445	411
Deferred income taxes	(48)	105	81	272
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(4)	(9)	(11)
Share-based compensation expense	4	4	14	30
Excess tax benefits from share-based
compensation arrangements	8	(2)	11	(30)
Changes in certain assets and liabilities:
Accounts and other receivables	62	(5)	(105)	(85)
Other current assets	99	(69)	(108)	(218)
Accounts payable and accrued liabilities	(2,319)	(144)	449	686
Air traffic liability	(28)	(27)	344	296
Other, net	(83)	(6)	(332)	(133)
Net cash provided by (used in) operating activities	(2,276)	154	1,024	1,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(178)	(319)	(765)	(981)
Purchases of short-term investments	(794)	(1,535)	(4,241)	(3,607)
Proceeds from sales of short-term investments	926	1,538	3,570	3,469
Net cash used in investing activities	(46)	(316)	(1,436)	(1,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	-	-	600	-
Proceeds from Employee stock plans	85	36	113	128
Payments of long-term debt and capital lease obligations	(15)	(101)	(41)	(116)
Payments of cash dividends	(3)	(3)	(13)	(14)
Repurchase of common stock	-	(327)	(54)	(1,001)
Excess tax benefits from share-based
compensation arrangements	(8)	2	(11)	30
Other, net	-	-	(5)	1
Net cash provided by (used in) financing activities	59	(393)	589	(972)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(2,263)	(555)	177	(340)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	4,653	1,605	2,213	1,390
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,390	$1,050	$2,390	$1,050

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$39	$21	$80	$50
Income taxes	$57	$68	$70	$72

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2008 and 2007, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s second and third fiscal quarters have been more profitable than its first and fourth fiscal quarters.  However, as a result of the recent significant fluctuations in the price of jet fuel, the extensive nature of the Company’s fuel hedging program, the volatility of commodities used by the Company for hedging jet fuel, and the unique accounting requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company has experienced significant volatility in its results in all fiscal periods.  See Note 5 for further information. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2007.

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

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility.  During the three months ended September 30, 2008 and 2007, there were .1 million stock options granted during each period under the collective bargaining plans.  The fair value of options granted under these plans during the three months ended September 30, 2008, ranged from $1.92 to $2.43, with a weighted-average fair value of $2.17.  The fair value of options granted under these plans during the three months ended September 30, 2007, ranged from $1.57 to $4.11, with a weighted-average fair value of $3.31.  During the three months ended September 30, 2007, there were ..3 million stock options granted from other plans.  There were no stock options granted from other plans during the three months ended September 30, 2008.

The unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2008 and 2007 reflects share-based compensation cost of $4 million and $4 million, respectively.  The total tax benefit recognized from share-based compensation arrangements for the three months ended September 30, 2008 and 2007, was $2 million and $2 million, respectively.  The Company currently estimates that share-based compensation expense will be approximately $18 million for the full year 2008, before income taxes and profitsharing.

As of September 30, 2008, there was $32 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.  The total recognition period for the remaining unrecognized compensation cost is approximately seven years; however, the majority of this cost will be recognized over the next three years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 5.6 million shares of Common Stock to Employees of the Company.  These shares are issued at a price equal to 90 percent of the market value at the end of each monthly purchase period.  Common Stock purchases are paid for through periodic payroll deductions.  For the three months ended September 30, 2008 and 2007, participants under the ESPP purchased .3 million shares and .3 million shares at average prices of $13.18 and $13.74, respectively.  The weighted-average fair value of each purchase right under the ESPP granted for the three months ended September 30, 2008 and 2007, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.46 and $1.53, respectively.

3.      DIVIDENDS

During the three month periods ended March 31, June 30, and September 30, 2008, dividends of $.0045 per share were declared on the 731 million, 733 million, and 737 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31, June 30, and September 30, 2007, dividends of $.0045 per share were declared on the 787 million, 764 million, and 738 million shares of Common Stock then outstanding, respectively.

4.      NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

NUMERATOR:
Net income (loss)	$(120)	$162	$234	$533

DENOMINATOR:
Weighted-average shares
outstanding, basic	736	739	734	765
Dilutive effect of Employee stock
options	-	13	5	12
Adjusted weighted-average shares
outstanding, diluted	736	752	739	777

NET INCOME (LOSS) PER SHARE:
Basic	($.16)	$.22	$.32	$.70

Diluted	($.16)	$.22	$.32	$.69

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are significantly impacted by changes in jet fuel prices.  Jet fuel and oil consumed for the three months ended September 30, 2008 and 2007 represented approximately 35.7 percent and 28.2 percent of Southwest’s operating expenses, respectively.  Over the past several years, Fuel and oil expense has become an increasingly larger portion of the Company’s operating expenses due to the dramatic increase in all energy prices over this period.  The Company endeavors to acquire jet fuel at the lowest possible cost.  Because jet fuel is not generally traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames. In addition to the significant fuel derivative positions the Company had in place during the first nine months of 2008, the Company also has significant future positions.  The Company currently has a mixture of purchased call options, collar structures, and fixed price swap agreements in place with positions that extend into 2013.  Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in SFAS 133. Under SFAS 133, all derivatives are reflected at fair value in the Company’s unaudited Condensed Consolidated Balance Sheet, and all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing this special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)" until the underlying jet fuel is consumed.  See Note 6 for further information on Accumulated other comprehensive income (loss).  The Company is exposed to the risk that periodic changes will not be perfectly effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives exceed the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel, that ineffectiveness is recorded immediately to “Other (gains) and losses, net” in earnings.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) and losses, net” in the income statement in the period of the change.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows, either as a component of changes in “Other current assets” or “Other, net,” depending on whether the derivative will settle within twelve months or beyond twelve months, respectively.  The following table presents the location of pre-tax gains and/or losses on derivative instruments within the unaudited Condensed Consolidated Statement of Operations.

	Three months ended September 30,
(In millions)	2008	2007

Fuel hedge (gains) included in Fuel and oil expense	$(387)	$(188)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	202	(44)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	36	(11)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	9	7
Premium cost of fuel contracts included in Other (gains) losses, net	20	14

	Nine months ended September 30,
(In millions)	2008	2007

Fuel hedge (gains) included in Fuel and oil expense	$(1,154)	$(439)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	(110)	(216)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	53	(4)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(34)	(45)
Premium cost of fuel contracts included in Other (gains) losses, net	47	43

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in “Accumulated other comprehensive income” related to fuel hedges within the unaudited Condensed Consolidated Balance Sheet.

	September 30,	December 31,
(In millions)	2008	2007

Fair value of current fuel contracts (Fuel derivative contracts)	$1,122	$1,069
Fair value of noncurrent fuel contracts (Other assets)	1,348	1,318
Due from third parties for settled fuel contracts (Accounts
and other receivables)	114	109
Net unrealized gains from fuel hedges, net of tax (Accumulated
other comprehensive income)	1,060	1,220

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.  See Note 12 for further information.  Included in the above $1.1 billion net unrealized gains from fuel hedges are approximately $457 million in net unrealized gains that are expected to be realized in earnings during the twelve months following September 30, 2008.  In addition, as of September 30, 2008, the Company had already recognized cumulative gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $151 million, net of taxes.  These gains were recognized in third quarter 2008 and prior periods, and are reflected in “Retained earnings” as of September 30, 2008, but the underlying derivative instruments will not expire/settle until future periods, including a portion during the remainder of 2008.

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

These interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  The fair values of the interest rate swap agreements, which are adjusted regularly, are recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to the carrying value of the long-term debt.  The fair values of the interest rate swap agreements, excluding accrued interest, at September 30, 2008, were an asset of approximately $27 million.  This entire amount is recorded in “Other assets” in the unaudited Condensed Consolidated Balance Sheet.  In accordance with fair value hedging, the offsetting entry is an adjustment to increase the carrying value of long-term debt.

During second quarter 2008, the Company also entered into an interest rate swap agreement concurrent with its entry into a twelve-year, $600 million floating-rate Term Loan Agreement.  Under the swap agreement, the Company is required to pay a fixed stated rate every three months and is entitled to receive the London InterBank Offered Rate (LIBOR) every three months on the notional amount of the debt until the loan is repaid.  The interest rate swap effectively fixes the interest rate on the term loan for its entire term at 5.223 percent.  This interest rate swap agreement is classified as a cash flow hedge, and the Company calculates the effectiveness of the hedge on a quarterly basis. The ineffectiveness recorded for this hedge was immaterial for the three and nine months ended September 30, 2008.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  The differences between net income (loss) and comprehensive income (loss) for the three and nine month periods ended September 30, 2008 and 2007, were as follows:

	Three months ended September 30,
(In millions)	2008	2007

Net income (loss)	$(120)	$162
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of ($1,015) and ($18)	(1,629)	(29)
Other, net of deferred taxes of ($2) and $0	(3)	-
Total other comprehensive income (loss)	(1,632)	(29)

Comprehensive income (loss)	$(1,752)	$133

	Nine months ended September 30,
(In millions)	2008	2007

Net income (loss)	$234	$533
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of ($111) and $87	(160)	141
Other, net of deferred taxes of ($9) and $0	(14)	-
Total other comprehensive income (loss)	(174)	141

Comprehensive income (loss)	$60	$674

A rollforward of the amounts included in “Accumulated other comprehensive income (loss),” net of taxes, is shown below:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at June 30, 2008	$2,689	$10	$2,699
Third quarter 2008 changes in value	(1,403)	(4)	(1,407)
Reclassification to earnings	(226)	-	(226)
Balance at September 30, 2008	$1,060	$6	$1,066

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2007	$1,220	$21	$1,241
2008 changes in value	520	(15)	505
Reclassification to earnings	(680)	-	(680)
Balance at September 30, 2008	$1,060	$6	$1,066

7. OTHER ASSETS AND ACCRUED LIABILITIES

	September 30,	December 31,
(In millions)	2008	2007

Noncurrent fuel hedge contracts, at fair value	$1,348	$1,318
Auction rate securities	178	-
Other	150	137
Other assets	$1,676	$1,455

	September 30,	December 31,
(In millions)	2008	2007

Retirement Plans	$68	$132
Aircraft Rentals	111	125
Vacation Pay	175	164
Advances and deposits	2,516	2,020
Deferred income taxes	299	370
Other Accrued Benefit	181	132
Other	190	164
Accrued liabilities	$3,540	$3,107

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended September 30,
(In millions)	2008	2007

Service cost	$4	$4
Interest cost	2	1
Amortization of prior service cost	-	1
Recognized actuarial gain	(1)

Net periodic postretirement benefit cost	$5	$6

	Nine months ended September 30,
(In millions)	2008	2007

Service cost	$11	$11
Interest cost	4	4
Amortization of prior service cost	1	2
Recognized actuarial gain	(2)	-

Net periodic postretirement benefit cost	$14	$17

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

Project Early Departure resulted in a pre-tax, pre-profitsharing, charge of approximately $25 million during third quarter 2007.  Approximately $2 million of this amount remains to be paid and is recorded as an accrued liability in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2008.

10.           LONG-TERM DEBT

On May 6, 2008, the Company entered into a Term Loan Agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft.  On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages.  The loans mature on May 9, 2020, and are repayable quarterly in installments of principal.  The loans bear interest at the LIBO rate (as defined in the Term Loan Agreement) plus .95 percent, and interest is payable quarterly.  Concurrent with its entry into the Term Loan Agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 5.223 percent.  The Company used the proceeds from the term loan for general corporate purposes.

11.           CONTINGENCIES

On March 6, 2008, the F.A.A. notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company accrued the proposed fine as an operating expense in first quarter 2008 and is currently in settlement discussions with the F.A.A.

In connection with the above incident, during the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with the above incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company is currently evaluating the Shareholder demands.

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

As of September 30, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies.  Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, and obligations of U.S. Government backed agencies, and certain non-taxable auction rate securities.  Derivative instruments are related to the Company’s attempts to hedge fuel costs and interest rates.  Noncurrent investments consist of auction rate securities collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s Excess Benefit Plan.

The Company’s fuel derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  These contracts include both swaps as well as different types of option contracts.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts.  In situations where the Company obtains inputs via quotes from financial institutions, it verifies the reasonableness of these quotes via similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company also considers counterparty credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3.

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

The Company also has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for the instruments held by the Company as of September 30, 2008, have failed.  Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Company’s intent and ability to hold such securities until credit markets improve.  These securities were also compared, when possible, to other securities with similar characteristics.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $14 million as of September 30, 2008, to “Accumulated other comprehensive income (loss).”  The majority of the auction rate security instruments held by the Company at September 30, 2008, totaling $169 million, are in securities collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  The remainder of the instruments, totaling $70 million, are in tax-exempt bond investments.  For some of the securities held by the Company as of prior periods, namely the tax-exempt bond investments, the market has recently had a number of successful auctions.  Any of these investments that are expected to be redeemed within twelve months have been classified as Short-term investments on the unaudited Condensed Consolidated Balance Sheet at September 30, 2008.  For any of the investments in which it is the Company’s belief that the market may take in excess of twelve months to fully recover, primarily the student loan collateralized instruments, the Company has classified those investments as noncurrent and has included them in “Other assets” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2008.  During third quarter 2008, the Company sold approximately $26 million of the auction rate securities held at June 30, 2008, at 100 percent of their par value.  In addition, the Company has received a commitment from a counterparty to purchase another $39 million of its auction rate securities at par value during fourth quarter 2008, and is in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.  The Company continues to earn interest on all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to “Accumulated other comprehensive income (loss).”  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in millions)		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$2,390	$2,390	$-	$-
Short-term investments	1,041	971	-	70
Noncurrent investments	169	-	-	169
Interest Rate Derivatives	27	-	27	-
Fuel Derivatives	2,492	-	954	1,538
Other Available-for-sale Securities	31	22	-	9
Total	$6,150	$3,383	$981	$1,786

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during first quarter 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the nine months ended September 30, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate	Other
(in millions)	Derivatives	Securities (a)	Securities	Total
Balance at December 31, 2007	$1,725	$-	$12	$1,737
Transfers to Level 3	-	463	-	463
Total gains or (losses) (realized or unrealized)
Included in earnings	160	-	(3)	157
Included in other comprehensive income	215	(14)	-	201
Purchases and settlements (net)	(562)	(210)	-	(772)
Balance at September 30, 2008	$1,538	$239	$9	$1,786

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2008	$101	$-	$(3)	$98

(a) Includes those classified as short-term investments and noncurrent investments

All settlements from fuel derivative contracts that are deemed “effective” as defined in SFAS 133, are included in Fuel and oil expense in the period that the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with derivative contracts, as defined in SFAS 133, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.”  See Note 5 for further information on SFAS 133 and hedging.

Gains and losses (realized and unrealized) included in earnings related to other investments for the nine months ended September 30, 2008, are reported in “Other operating expenses.”

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

14.           CODESHARE RELATIONSHIP

Southwest and ATA Airlines, Inc. (ATA) were parties to a codeshare agreement entered into in February 2005.  Southwest also marketed and sold ATA-only flights.  In early April 2008, ATA declared bankruptcy and discontinued all scheduled passenger service, effectively ending codeshare operations between the companies.  During third quarter 2008, the bankruptcy court approved the termination of the codeshare agreement between ATA and Southwest.  Operating revenues from the Company's codeshare and marketing relationship with ATA were approximately $40 million in 2007.  However, ATA had recently decreased service in codeshare markets with Southwest, and the Company had already anticipated declining codeshare revenues in 2008.  During the three months ended March 31, 2008, the Company recognized approximately $6 million in codeshare and marketing related revenues.

Southwest offered assistance to all Customers who purchased a ticket on www.southwest.com and were scheduled to travel on ATA, which included rebooking them or offering a refund for any unused portion of a ticket.  The cost incurred by Southwest related to ATA’s discontinuation of service was approximately $8 million, the majority of which are reflected as a reduction to second quarter 2008's operating income.

15. REVOLVING CREDIT FACILITY

During October 2008, the Company elected to access $400 million of the available $600 million under its revolving credit facility.  This borrowing will be used for general corporate purposes and was done in order to enhance the Company’s liquidity as a result of the current instability of the credit market.  This amount was not included in the Company’s Cash and cash equivalents or Short-term investment balances as of September 30, 2008.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,
	2008	2007	Change

Revenue passengers carried	22,243,013	23,553,366	(5.6)%
Enplaned passengers	25,686,181	27,242,613	(5.7)%
Revenue passenger miles (RPMs) (000s)	18,822,810	19,685,690	(4.4)%
Available seat miles (ASMs) (000s)	26,287,035	25,715,957	2.2%
Load factor	71.6%	76.6%	(5.0)	pts.
Average length of passenger haul (miles)	846	836	1.2%
Average aircraft stage length (miles)	642	633	1.4%
Trips flown	300,537	297,782	0.9%
Average passenger fare	$124.38	$105.37	18.0%
Passenger revenue yield per RPM (cents)	14.70	12.61	16.6%
Operating revenue yield per ASM (cents)	11.00	10.06	9.3%
Operating expenses per ASM (cents)	10.67	9.09	17.4%
Fuel costs per gallon, excluding fuel tax	$2.60	$1.69	53.8%
Fuel consumed, in gallons (millions)	382	388	(1.5)%
Full-time equivalent Employees at period-end	34,545	33,787	2.2%
Size of fleet at period-end	538	511	5.3%

	Nine months ended September 30,
	2008	2007	Change

Revenue passengers carried	67,741,176	66,956,318	1.2%
Enplaned passengers	77,945,753	77,035,110	1.2%
Revenue passenger miles (RPMs) (000s)	56,226,510	54,813,530	2.6%
Available seat miles (ASMs) (000s)	77,815,557	74,377,009	4.6%
Load factor	72.3%	73.7%	(1.4)	pts
Average length of passenger haul (miles)	830	819	1.3%
Average aircraft stage length (miles)	635	630	0.8%
Trips flown	898,759	865,329	3.9%
Average passenger fare	$117.02	$105.57	10.8%
Passenger revenue yield per RPM (cents)	14.10	12.90	9.3%
Operating revenue yield per ASM (cents)	10.65	9.91	7.5%
Operating expenses per ASM (cents)	10.16	9.01	12.8%
Fuel costs per gallon, excluding fuel tax	$2.30	$1.64	40.2%
Fuel consumed, in gallons (millions)	1,143	1,114	2.6%
Full-time equivalent Employees at period-end	34,545	33,787	2.2%
Size of fleet at period-end	538	511	5.3%

Material Changes in Results of Operations

Summary

Southwest recorded a third quarter 2008 net loss of $120 million, or $.16 per share, diluted, versus the Company’s third quarter 2007 net income of $162 million, or $.22 per share, diluted.  The net loss in third quarter 2008 was attributable to adjustments related to a decline in market value of the derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In third quarter 2008, these unrealized losses primarily were associated with marking to market derivatives used for hedging purposes, but that do not qualify for special hedge accounting, or ineffectiveness associated with hedges, as defined in SFAS 133.  As a result of the third quarter 2008 significant decreases in market prices for fuel derivatives that will settle in future periods or that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $247 million in net pre-tax charges, which are included in “Other (gains) losses, net.”  In third quarter 2007, the Company recorded a total of $48 million in net pre-tax gains associated with fuel derivatives that were ineffective, as defined, or did not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and accounting associated with derivative instruments.

Third quarter 2008 operating income was $86 million compared to third quarter 2007 operating income of $251 million.  This represented the Company’s 70th consecutive quarter of profitability from an operating income perspective.  The operating income decrease of $165 million, or 65.7 percent, primarily was due to an increase in operating expenses, most notably fuel and oil expense, which exceeded the 11.7 percent increase in operating revenues.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income (loss).  Although the Company’s fuel hedging program has resulted in significant unrealized gains and losses being recorded to “Other (gains) losses, net” for several years, it also continues to provide excellent economic benefits to the Company.  The Company’s hedging program resulted in the realization of approximately $448 million in cash settlements for third quarter 2008 compared to $189 million in cash settlements for third quarter 2007.  The majority of the $448 million in third quarter 2008 cash settlements were reflected as a reduction to Fuel and oil expense.  However, approximately $88 million of cash gains related to derivatives settling during third quarter 2008 had already been reflected in the Company’s earnings in previous periods, representing hedge ineffectiveness and derivatives marked to market due to nonqualification for hedge accounting in prior reported results.  Even including the Company’s strong third quarter 2008 fuel derivative cash settlements, its jet fuel cost per gallon increased 53.8 percent versus third quarter 2007.  Despite the decline in market value of its fuel hedging portfolio, the Company believes it continues to retain a strong fuel hedge position. The net fair value of the Company’s remaining unsettled fuel derivative instruments as of September 30, 2008, was $2.5 billion.

The 20.0 percent increase in the Company’s operating costs for third quarter 2008 versus third quarter 2007, which primarily was driven by fuel costs, largely overshadowed the continuation of strong revenue trends.  Despite a capacity increase of only 2.2 percent compared to third quarter 2007, the Company was able to generate strong revenue growth.  Operating revenues grew 11.7 percent as a result of several Company initiatives: a slowing of capacity growth to under two percent in second half 2008, which has enabled gradual fare increases; a continual flight schedule optimization involving trimming unproductive and less popular flights and reallocating capacity to fund market growth opportunities such as Denver, and the upcoming addition of the Company’s newest announced city, Minneapolis-St. Paul (beginning in March 2009); enhanced revenue management technologies, processes, and techniques; and aggressive promotion of the Company’s No Hidden Fees, Low Fare brand.

For the nine months ended September 30, 2008, net income was $234 million ($.32 per share, diluted), which represented a 56.1 percent decrease compared to the same 2007 period.  However, both periods also included significant unrealized gains from hedge ineffectiveness and marking to market derivatives the Company uses for hedging purposes, but that do not qualify for special hedge accounting, as defined in SFAS 133.  These gains totaled $91 million and $265 million for the nine months ended September 30, 2008 and 2007, respectively.  Operating income for the nine months ended September 30, 2008 was $380 million, a 42.8 decrease compared to the nine months ended September 30, 2007.  This decrease primarily was due to a 40.2 percent increase in the Company’s average fuel cost per gallon, including hedging, which counteracted a 12.5 percent increase in operating revenues.

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

For the current year, as of September 30, 2008, the Company has received a total of 26 new Boeing 737-700s.  The Company has three additional deliveries of new Boeing 737-700s scheduled for delivery in fourth quarter 2008, but will likely not take delivery during that period due to an ongoing machinists’ strike at Boeing.  Based on current plans, the Company expects its fourth quarter 2008 ASM capacity to increase approximately one percent versus fourth quarter 2007.  Based on economic conditions, demand for air travel, competitor capacity decisions, and fuel prices, the Company continues to evaluate its 2009 capacity plans.  At the current time, first quarter 2009 ASMs are expected to decline on a year-over-year basis in the five to six percent range.  The Company does not currently anticipate the Boeing strike impacting its flight schedule in the short term, due to the Company’s flexibility with regards to its current fleet of owned and leased aircraft.

Comparison of three months ended September 30, 2008, to three months ended September 30, 2007

Revenues

Consolidated operating revenues increased by $303 million, or 11.7 percent, primarily due to a $285 million, or 11.5 percent, increase in Passenger revenues.  This represented an increase in operating revenue yield per ASM (unit revenue) of 9.3 percent.  The increase in unit revenue primarily was due to a 16.6 percent increase in Passenger yield per Revenue Passenger Mile (RPM yield), as the Company has been able to institute gradual fare increases and enhanced revenue management techniques and processes.  Average passenger fares increased 18.0 percent compared to third quarter 2007.  This increase was partially offset by a decrease in load factor of 5.0 points versus third quarter 2007 due to the Company’s efforts to raise fares as well as the weak economy.  The Company estimates that Hurricanes Gustav and Ike, which both hit the United States Gulf Coast during third quarter 2008, caused an approximate $11 million reduction in third quarter 2008 passenger revenue as a result of flight cancellations.

Based on the Company’s recent actions to boost revenues, domestic competitor capacity reductions, and current revenue and booking trends, the Company currently expects another solid increase in fourth quarter 2008 operating unit revenues.  Thus far, the Company’s operating revenue per ASM growth rate in October 2008 has surpassed its third quarter 2008 year-over-year increase of 9.3 percent and its September 2008 operating revenue per ASM growth rate of 11.0 percent.  However, the current world-wide financial crisis does create uncertainty about future demand.

Consolidated freight revenues increased by $5 million, or 15.6 percent, primarily as a result of higher rates charged.  The Company expects a comparable increase in consolidated freight revenues for fourth quarter 2008 compared to fourth quarter 2007.  Other revenues increased by $13 million, or 17.6 percent, compared to third quarter 2007, primarily due to higher charter revenues.  The Company expects Other revenues for fourth quarter 2008 to increase versus fourth quarter 2007, but at a lower rate than the third quarter 2008 increase versus third quarter 2007.

Operating expenses

Consolidated operating expenses for third quarter 2008 increased $468 million, or 20.0 percent, compared to third quarter 2007, versus a 2.2 percent increase in capacity compared to third quarter 2007.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for third quarter 2008 and third quarter 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended September 30,		Per ASM	Percent
	2008	2007	Change	Change

Salaries, wages, and benefits	3.25	3.23	.02	.6
Fuel and oil	3.80	2.57	1.23	47.9
Maintenance materials
and repairs	.72	.62	.10	16.1
Aircraft rentals	.15	.15	-	-
Landing fees and other rentals	.64	.57	.07	12.3
Depreciation	.58	.54	.04	7.4
Other operating expenses	1.53	1.41	.12	8.5
Total	10.67	9.09	1.58	17.4

Operating expenses per ASM for the three months ended September 30, 2008, were 10.67 cents, a 17.4 percent increase compared to 9.09 cents for third quarter 2007.  Almost 80 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 53.8 percent versus the prior year, net of hedging.  On a dollar basis, nearly 75 percent of the increase was due to higher fuel and oil expense, primarily as a result of the significant increase in fuel cost per gallon.  The majority of the remainder of the dollar increase was due to higher maintenance expense and higher airport costs, such as space rentals, versus third quarter 2007.  Based on current unit operating cost trends, the Company expects fourth quarter 2008 unit costs to be higher than fourth quarter 2007’s 9.37 cents per ASM, primarily due to higher fuel and oil expense and the Company’s decision to slow ASM growth.  Since a portion of the Company’s operating costs are fixed, the slowdown in growth results in these fixed costs being spread over a reduced number of ASMs versus the Company’s prior ASM forecast.    However, as a result of recent declines in fuel prices, the fourth quarter year-over-year cost per ASM increase is expected to be lower than the third quarter year-over-year increase of 17.4 percent.

Salaries, wages, and benefits expense per ASM for the three months ended September 30, 2008, increased .6 percent compared to third quarter 2007, and on a dollar basis increased $24 million.  Third quarter 2007 expense included the impact of a $25 million charge associated with the early retirement program offered by the Company during the prior year.  See Note 9 to the unaudited condensed consolidated financial statements.  Excluding this prior year charge, Salaries, wages, and benefits increased on both a per-ASM and a dollar basis, primarily due to wage accruals related to ongoing labor contract negotiations with various Employee workgroups.  This increase was partially offset by a decrease in profitsharing expense versus third quarter 2007.  The Company’s profitsharing contributions are based on income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for third quarter 2008 decreased 56.4 percent.  Excluding the impact of profitsharing, the Company currently expects Salaries, wages, and benefits per ASM in fourth quarter 2008 to be in line with the third quarter 2008 level.

Fuel and oil expense for the three months ended September 30, 2008, increased $340 million, and on a per ASM basis increased 47.9 percent, primarily due to higher average prices, excluding hedging.  Excluding hedging, the Company’s average fuel cost per gallon in third quarter 2008 was $3.61 versus $2.18 in third quarter 2007.  Also, in third quarter 2008, the Company held fuel derivative instruments that hedged a smaller portion of its fuel consumption (approximately 80 percent) than in third quarter 2007 (over 90 percent).  As a result of these positions, for third quarter 2008, the Company’s hedging gains reflected in Fuel and oil expense totaled $387 million, while third quarter 2007 hedging gains recorded in Fuel and oil expense were $188 million. Including the effects of hedging activities, the Company’s average fuel cost per gallon in third quarter 2008 was $2.60, which was 53.8 percent higher than third quarter 2007.

       As of October 15, 2008, for fourth quarter 2008, the Company has fuel derivatives in place for approximately 85 percent of its expected fuel consumption with a combination of derivative instruments that effectively cap prices at approximately $62 per barrel of crude oil and has added refinery margins on the majority of those positions.  These positions primarily consist of collar contracts with average crude oil equivalent floors of approximately $53 per barrel.  Based on this derivative position and market prices as of October 15, 2008, the Company is currently estimating its fourth quarter 2008 jet fuel cost per gallon to be in the $2.00 range, excluding the effects of any ineffectiveness from the Company’s fuel hedging program.  Also, as of October 15, 2008, the Company has derivative positions for over 75 percent of anticipated jet fuel needs for 2009 at approximately $73 per barrel (primarily collars with floors averaging approximately $61 per barrel), approximately 50 percent for 2010 at approximately $90 per barrel, approximately 40 percent for 2011 at approximately $93 per barrel, over 35 percent for 2012 at approximately $90 per barrel, and a modest position in 2013.

At September 30, 2008, the estimated fair value of the Company’s fuel derivative contracts was $2.5 billion; however, due to October 2008 declines in prices for crude oil and other commodities, the estimated fair value of the Company’s fuel derivative contracts had decreased to approximately $550 million as of October 15, 2008.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion of the Company’s hedging activities.

The Company has also continued its efforts to conserve fuel, and in 2007, began installing Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (all 737-700 aircraft are already equipped with winglets).  Installations on these 737-300 aircraft are expected to be completed in late 2008 or early 2009.  This and other fuel conservation efforts resulted in an approximate 3.5 percent decrease in the Company’s fuel burn rate per ASM for third quarter 2008 versus third quarter 2007.

Maintenance materials and repairs for the three months ended September 30, 2008, increased $30 million or 18.8 percent on a dollar basis compared to third quarter 2007, and increased 16.1 percent on a per-ASM basis compared to third quarter 2007.  Approximately 75 percent of the dollar increase compared to third quarter 2007 was due to an increase in engine costs related to the Company’s 737-700 aircraft.  The Company entered into a new engine repair agreement for these aircraft and, as noted below, expense is now based on flight hours associated with 737-700 engines for third quarter 2008 versus being based on actual repair events in prior periods.  The majority of the remainder of the increase on a dollar basis was due to a planned increase in inspection and repair events for airframes.  The increase in maintenance materials and repairs per ASM for third quarter 2008 compared to third quarter 2007 primarily was due to the increase in expense related to the Company’s 737-700 aircraft engines.

In June 2008, the Company transitioned from its previous 737-700 engine repair agreement with GE Engines Services, Inc. (GE Engines), under which repairs were done pursuant to a combination of fixed pricing and time and material terms, to a new agreement with GE Engines that provides for engine repairs to be done on a rate per flight hour basis.  The previous agreement was set to expire in 2013, while the new agreement will expire in 2018.   The new agreement covers all engines currently in the Company’s 737-700 fleet as well as future firm deliveries for this aircraft type.  Under this new agreement, the Company has effectively transferred risk for specified future repairs and maintenance on these engines to the service provider and Southwest will pay GE Engines a contractually stated rate per hour flown, as stated in the agreement.  Since expense for these engine repairs is now based on engine hours flown, as it is for the Company’s 737-300 and 737-500 fleet, this new agreement allows the Company to more reliably predict future engine repair costs.  This new agreement resulted in higher expense for 737-700 engines in third quarter 2008 on a flight hour basis, than did expense for these engines for third quarter 2007 on a time and materials basis.  Considering the new agreement, the Company expects Maintenance materials and repairs per ASM for fourth quarter 2008 to be in line with the 16.1 percent increase experienced in third quarter 2008, based on currently scheduled airframe maintenance events and projected engine hours flown.

Landing fees and other rentals for the three months ended September 30, 2008, increased $22 million on a dollar basis, and on a per ASM basis increased 12.3 percent compared to third quarter 2007.  The majority of the increases on both a dollar basis and a per ASM basis were due to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports are due to other airlines reduced capacity, as airport costs are then allocated among a fewer number of total flights.  As a consequence, the Company currently also expects Landing fees and other rentals per ASM in fourth quarter 2008 to be slightly higher than the .64 cents per ASM recorded in third quarter 2008.

Depreciation expense for the three months ended September 30, 2008, increased by $12 million on a dollar basis compared to third quarter 2007, and increased 7.4 percent on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of 27 Boeing 737s to its fleet over the past twelve months.  The increase on a per-ASM basis primarily was due to the increase in the Company’s fleet size exceeding the increase in ASMs as a result of the Company’s recent decision to slow its growth.  For fourth quarter 2008, the Company expects Depreciation expenses per ASM to be in line with third quarter 2008’s .58 cents.

Other operating expenses per ASM for the three months ended September 30, 2008, increased 8.5 percent compared to third quarter 2007, and, on a dollar basis, increased $40 million.  Approximately 40 percent of the increase per ASM was due to higher fuel sales taxes associated with the significant increase in fuel costs, excluding the impact of hedging.  The largest items contributing to the dollar increase were a $13 million increase in fuel sales taxes, a $7 million increase in contract programming and consulting fees associated with several technology projects the Company has in progress, and a $6 million increase in credit card processing fees associated with the increase in passenger revenues.  For fourth quarter 2008, the Company currently expects Other operating expenses per ASM to be comparable to third quarter 2008’s 1.53 cents.

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

Other

Interest expense for the three months ended September 30, 2008, increased $7 million, or 25.0 percent, compared to third quarter 2007, primarily due to the Company’s issuance of $500 million Pass Through Certificates in October 2007 and the Company’s borrowing under its $600 million term loan in May 2008.  See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest for the three months ended September 30, 2008, decreased $7 million, or 53.8 percent, compared to the same period in the prior year primarily due to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

        Interest income for the three months ended September 30, 2008, decreased by $2 million, or 22.2 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.  The Company’s cash and cash equivalents and short-term investments as of September 30, 2008 and 2007, included $2.5 billion and $1.1 billion, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I for further information on these collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
(In millions)	2008	2007

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$202	$(44)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	36	(11)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	9	7
Premium cost of fuel contracts included in Other (gains) losses, net	20	14
Other	2	2
	$269	$(32)

For the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts that settled during third quarter 2008), the Company expects expense of approximately $22 million relating to these items in fourth quarter 2008.

The Company’s effective tax rate was 41.3 percent in third quarter 2008 compared to 41.5 percent in third quarter 2007.  The rate in third quarter 2007 was impacted by a state of Illinois tax law change during third quarter 2007 that resulted in a net $11 million ($.01 per share, diluted) increase to state deferred tax liabilities that was recorded in third quarter 2007 tax expense.  Excluding this adjustment from the prior year, the current year rate is higher than third quarter 2007’s rate due to the Company’s lower expected earnings for 2008.  The Company currently expects its full year 2008 effective rate to be approximately 37 to 38 percent.

Comparison of nine months ended September 30, 2008, to nine months ended September 30, 2007

Revenues

Consolidated operating revenues increased by $920 million, or 12.5 percent, primarily due to an $858 million, or 12.1 percent, increase in Passenger revenues.  The majority of the increase in Passenger revenues was attributable to the increase in Passenger yield per Revenue Passenger Mile (RPM), as the Company has been able to institute gradual fare increases over the past twelve months.  The fare increases enabled the Company to record a 10.8 percent increase in average fares compared to the first nine months of 2007.  This increase was partially offset by a 1.4 point decrease in load factor for the nine months ended September 30, 2008, versus the same prior year period.

Consolidated freight revenues increased by $13 million, or 13.7 percent, primarily as a result of higher rates charged.  Other revenues increased by $49 million, or 23.9 percent, compared to the first nine months of 2007.  Approximately half of the increase primarily was due to higher charter revenues. The other half primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  This included a new long-term agreement signed with a business partner during second quarter 2007, which resulted in higher rates and certain incentives the Company had not received in previous agreements for its co-branded Visa card.

Operating expenses

Consolidated operating expenses for the first nine months of 2008 increased $1.2 billion, or 18.0 percent, compared to the same period of 2007, versus a 4.6 percent increase in capacity.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the nine months ended September 30, 2008 and 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Nine months ended September 30,		Per ASM	Percent
	2008	2007	Change	Change

Salaries, wages, and benefits	3.21	3.24	(.03)	(.9)
Fuel and oil	3.40	2.46	.94	38.2
Maintenance materials
and repairs	.67	.60	.07	11.7
Aircraft rentals	.15	.16	(.01)	(6.3)
Landing fees and other rentals	.64	.57	.07	12.3
Depreciation	.57	.55	.02	3.6
Other operating expenses	1.52	1.43	.09	6.3

Total	10.16	9.01	1.15	12.8

Operating expenses per ASM for the nine months ended September 30, 2008, were 10.16 cents, a 12.8 percent increase compared to 9.01 cents for the nine months ended September 30, 2007. Approximately 82 percent of the increase per ASM was due to higher fuel costs, as the Company’s average cost per gallon of fuel increased 40.2 percent versus the prior year, net of hedging.  On a dollar basis, nearly 70 percent of the increase was due to higher fuel and oil expense, primarily as a result of the significant increase in fuel cost per gallon.  The majority of the remainder of the dollar increase was due to the Company’s increase in capacity versus the first nine months of 2007.

Salaries, wages, and benefits expense per ASM for the nine months ended September 30, 2008, declined .9 percent compared to the first nine months of 2007, but on a dollar basis increased $81 million.  On a per-ASM basis, the Company’s Salaries, wages and benefits decrease was a result of the $25 million charge associated with the early retirement program offered by the Company during the same prior year period.  See Note 9 to the unaudited condensed consolidated financial statements for further information.  Excluding this prior year charge, Salaries, wages, and benefits for the nine months ended September 30, 2008, compared to the same 2007 period, were approximately flat.  On a dollar basis, Salaries, wages and benefits increased primarily due to higher wages from a 2.2 percent increase in headcount, partially offset by lower profitsharing expense.  The Company’s profitsharing contributions are based on income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for the nine months ended September 30, 2008, decreased 36.4 percent.

Fuel and oil expense for the nine months ended September 30, 2008, increased $815 million, and on a per ASM basis increased 38.2 percent, primarily due to a change in the fuel hedge held by the Company in the first nine months of 2008 versus the first nine months of 2007 as well as higher average prices, excluding hedging.  For the nine months ended September 30, 2008, the Company held fuel derivative instruments that hedged a smaller portion (approximately 80 percent) of its fuel consumption than in the first nine months of 2007 (approximately 90 percent).  The Company’s average fuel cost per gallon for the nine months ended September 30, 2008, was $2.30, which was 40.2 percent higher than the same period of 2007, including the effects of hedging activities.  Excluding hedging, the Company’s average fuel cost per gallon in the first nine months of 2008 was $3.31 versus $2.03 for the first nine months of 2007.  For the nine months ended September 30, 2008, the Company recorded hedging gains in Fuel and oil expense of $1.1 billion.  During the first nine months of 2007, hedging gains recorded in Fuel and oil expense were $439 million.

Maintenance materials and repairs for the nine months ended September 30, 2008, increased $73 million, or 16.2 percent, on a dollar basis compared to the nine months ended September 30, 2007, and increased 11.7 percent on a per-ASM basis compared to the first nine months of 2007.  Approximately 70 percent of the dollar increase compared to the first nine months of 2007 was due to an increase in engine repair expense associated with the Company’s 737-700 aircraft.  The majority of the remainder of the increase on a dollar basis was due to an increase in inspection and repair events for airframes.  This increase in airframe maintenance was due to the maturing of the Company’s fleet as well as the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft, which began in 2006.  The increase in maintenance materials and repairs per ASM compared to the first nine months of 2007 primarily was due to the increase in expense related to the Company’s 737-700 aircraft engines.

Aircraft rentals per ASM for the nine months ended September 30, 2008, decreased 6.3 percent compared to the first nine months of 2007, and, on a dollar basis, decreased $1 million.  The decrease per ASM primarily was due to the 4.6 percent increase in ASMs, combined with the slight reduction in expense on a dollar basis.  The slight decrease in expense on a dollar basis was due to the retirement of eight formerly leased 737-300 aircraft during the first nine months of 2008.

Landing fees and other rentals for the nine months ended September 30, 2008, increased $75 million on a dollar basis, and on a per ASM basis increased 12.3 percent compared to the first nine months of 2007.  The majority of the increases on both a dollar basis and a per ASM basis were due to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space.

       Depreciation expense for the nine months ended September 30, 2008, increased by $34 million on a dollar basis compared to the first nine months of 2007, and increased 3.6 percent on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of 27 Boeing 737s to its fleet over the past twelve months.  The increase on a per-ASM basis primarily was due to the Company’s net addition of 27 Boeing 737s to its fleet combined with the Company’s decision to slow its capacity growth during 2008.

Other operating expenses per ASM for the nine months ended September 30, 2008, increased 6.3 percent compared to the first nine months of 2007, and, on a dollar basis, increased $127 million. The majority of the increase per ASM was due to higher fuel sales taxes associated with the significant increase in fuel costs, excluding the impact of hedging.  The largest items contributing to the dollar increase were a $34 million increase in fuel sales taxes, a $19 million increase in credit card transaction fees associated with the increase in revenues, and a $12 million increase in contract programming and consulting fees associated with several technology projects the Company has in progress.

Other

Interest expense for the nine months ended September 30, 2008, increased $9 million, or 10.5 percent, compared to the first nine months of 2007, primarily due to the Company’s issuance of $500 million Pass Through Certificates in October 2007 and the Company’s borrowing under its $600 million term loan in May 2008.  An increase in expense from this new debt was partially offset by a decrease in floating interest rates, as the majority of the Company’s long-term debt is at floating rates. See Notes 5 and 10 to the unaudited condensed consolidated financial statements for more information.

Capitalized interest for the nine months ended September 30, 2008, decreased $19 million, or 48.7 percent, compared to the same period in the prior year primarily due to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the nine months ended September 30, 2008, decreased by $18 million, or 50.0 percent, compared to the first nine months of 2007, primarily due to a decrease in rates earned on invested cash and short-term investments.  The Company’s cash and cash equivalents and short-term investments as of September 30, 2008 and 2007, included $2.5 billion and $1.1 billion, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  Although these amounts are not restricted in any way, the Company generally must remit the investment earnings from these amounts back to the counterparties.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I for further information on these collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(In millions)	2008	2007

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(110)	$(216)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	53	(4)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(34)	(45)
Premium cost of fuel contracts included in Other (gains) losses, net	47	43
Other	6	1
	$(38)	$(221)

       The Company’s effective tax rate was 35.1 percent for the nine months ended September 30, 2008 compared to 39.0 percent for the same 2007 period.  The lower 2008 rate primarily was due to the reversal of a State of Illinois tax law change during first quarter 2008 that resulted in a net $12 million ($.01 per share, diluted) decrease to state deferred tax liabilities.  This law had been enacted during 2007, resulting in a similar increase to tax expense during that period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.3 billion for the three months ended September 30, 2008, compared to $154 million provided by operating activities in the same prior year period.  For the nine months ended September 30, 2008, net cash provided by operations was $1.0 billion compared to $1.8 billion for the same prior year period.  The operating cash flows for the first nine months of both years were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $495 million for the nine months ended September 30, 2008, versus an increase of $600 million during the nine months ended September 30, 2007 (counterparty deposits are classified in “Accrued liabilities” in the unaudited condensed Consolidated Balance Sheet).  The fluctuations in these deposits in both years have been due to large changes in the fair value of the Company’s fuel derivatives portfolio and the timing of cash collateral exchanges between the Company and its counterparties based on those values.  The fair value of the Company’s fuel derivatives increased from $2.4 billion at December 31, 2007, to $2.5 billion at September 30, 2008, and increased from $1.0 billion at December 31, 2006, to $1.5 billion at September 30, 2007.  Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held at any point in time can fluctuate significantly.  Therefore, the Company generally excludes the cash collateral deposits in its decisions related to long-term cash planning and forecasting.  See Item 3 of Part I, and Notes 5 and 7 to the unaudited condensed consolidated financial statements.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability. For the nine months ended September 30, 2008, there was a $344 million increase in Air traffic liability, as a result of bookings for future travel.  This compared to the prior year $296 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures.

Net cash flows used in investing activities during the three months ended September 30, 2008, totaled $46 million compared to $316 million in the same prior year period.  For the nine months ended September 30, 2008, net cash used in investing activities was $1.4 billion compared to $1.1 billion for the same 2007 period.  Investing activities for the first nine months of both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the nine months ended September 30, 2008, the Company’s short-term and noncurrent investments increased by a net $671 million, versus a net increase of $138 million during the same prior year period.

Net cash provided by financing activities during the three months ended September 30, 2008, was $59 million compared to $393 million used in financing activities for the same period in 2007.  For the nine months ended September 30, 2008, net cash provided by financing activities was $589 million versus $972 million used in financing activities for the same 2007 period.  During the nine months ended September 30, 2008, the Company borrowed $600 million under its Term Loan Agreement entered into during May 2008 and received $113 million in proceeds from Employees’ exercise of stock options.  These inflows were partially offset by the Company’s repurchase of $54 million of its Common Stock, representing a total of 4.4 million shares.  During the nine months ended September 30, 2007, the Company repurchased $1.0 billion of its Common Stock, representing a total of 66.4 million shares, and repaid a total of $116 million in long-term debt and capital lease obligations.  These outflows were partially offset by $128 million received from Employees’ exercise of stock options.

Standard & Poor's recently downgraded the Company's credit rating from "A-" to "BBB+" based on the volatility of fuel prices, current economic conditions, and a more negative assessment of the long-term fundamentals of the U.S. airline industry.  While the Company's credit rating remains "investment grade", as defined, the lower rating will likely result in a slight increase in its borrowing costs on a prospective basis.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first nine months of 2008, the Company purchased 26 new 737-700 aircraft from Boeing and is scheduled to receive three more 737-700 aircraft from Boeing during fourth quarter 2008.  However, due to an ongoing strike by machinists at Boeing, the Company does not currently anticipate receiving these remaining three aircraft during 2008.  The Company also retired eight of its older leased 737-300 aircraft during the first nine months of 2008.  Based on recent economic events, the Boeing strike, and announced industry capacity reductions, the Company continues to revise its plans with regards to planned aircraft retirements and future deliveries from Boeing.  With three 737-300 aircraft lease returns planned for next year, the Company currently expects to add no more than ten net aircraft in 2009.  During third quarter, the Company deferred four firm aircraft deliveries from 2009 until 2016 due to its concerns about demand for air travel given current economic conditions.  As of October 16, 2008, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2008	26	-	-	26	*
2009	13	-	-	13
2010	16	6	-	22
2011	13	19	-	32
2012	13	27	-	40
2013	19	1	-	20
2014	10	8	-	18
2015	11	6	-	17
2016	4	-	-	4
Through 2018	-	-	54	54
Total	125	67	54	246

* Three aircraft scheduled for delivery in fourth quarter 2008 will likely be deferred to 2009 due to Boeing machinist strike. The Company has returned eight leased 737-300 aircraft as of third quarter and currently plans to return three additional leased aircraft in fourth quarter, resulting in full-year 2008 net aircraft additions of 15.

The following table details information on the 538 aircraft in the Company’s fleet as of September 30, 2008:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	17.2	186	112	74
-500	122	17.4	25	16	9
-700	137	5.0	327	323	4
TOTALS		9.8	538	451	87

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.3 billion, subject to adjustments for inflation, due as follows: $112 million remaining in 2008, $370 million in 2009, $473 million in 2010, $508 million in 2011, $552 million in 2012, $581 million in 2013, and $706 million thereafter.

During October 2008, the Company elected to access $400 million of the available $600 million under its revolving credit facility.  This borrowing will be used for general corporate purposes and was done in order to enhance the Company’s liquidity as a result of the current instability of the credit market.  This amount was not included in the Company’s Cash and cash equivalents or Short-term investment balances as of September 30, 2008.  The Company has various options available to meet its capital and operating commitments, including cash on hand and short term investments at September 30, 2008, of $3.4 billion, internally generated funds, and $200 million remaining under the Company’s $600 million revolving credit facility.  As discussed in Note 10 to the unaudited condensed consolidated financial statements, on May 9, 2008, the Company borrowed $600 million under its term loan agreement secured by 21 737-700 aircraft.  The Company will also consider other various borrowing or leasing options to supplement cash requirements as necessary.

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

Fair value measurements

As discussed in Note 12 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its auction rate security investments and a portion of its fuel derivative option contracts, which totaled $239 million and $1.5 billion, respectively, at September 30, 2008, as well as $9 million in other investments.

The Company’s auction rate security instruments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other securities with similar characteristics.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.  In addition, the Company has recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to accumulated other comprehensive income.   The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  In addition, the Company’s holdings of auction rate securities represented less than seven percent of its total cash, cash equivalent, and investment balance at September 30, 2008, which it believes allows it sufficient time for the securities to return to full value.  During third quarter 2008, the Company sold an additional $26 million of auction rate securities at par value.  In addition, the Company has received a commitment from a counterparty to purchase another $39 million of its auction rate securities at par value during fourth quarter 2008, and is in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

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

As noted in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined, are offset within accumulated other comprehensive income (loss) until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within Other (gains)/losses, net, in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties to provide cash collateral when the fair values of fuel derivatives with a single party exceeds certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.  See Item 3 of Part I, Quantitative and Qualitative Disclosures About Market Risk, for further information.

Forward-looking statements

Some statements in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  regarding (i) the Company’s expectations with respect to revenues and operating expenses; (ii) the Company’s plans for capacity growth; (iii) the Company’s anticipated liquidity, including anticipated needs for, and sources of, funds and its plans and expectations for managing its risk associated with changing jet fuel prices; and (iv) the Company’s expectations and intentions relating to outstanding litigation and other claims relating to the F.A.A.’s audits of the Company. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	the price and availability of aircraft fuel;
(ii)
uncertainties surrounding changing economic conditions, which are beyond the Company’s control and are therefore difficult to predict and which can impact the demand for leisure and business travel and can also impact the Company’s ability to overcome increased fuel and other costs through fare increases and other revenue initiatives;

(iii)
the Company’s ability to timely and effectively prioritize its revenue and cost reduction initiatives and its related ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iv)
uncertainties created by the current instability of the credit, capital, and energy markets, as well as the Company’s recent credit rating downgrade, which include, for example, uncertainties related to (a) the liquidity of the Company’s investments, (b) variability in the value of the Company’s fuel derivative instruments and the risk that further significant declines in crude oil, heating oil, and unleaded gasoline prices could require the Company to post collateral in connection with its derivative contracts, (c) the Company’s ability to obtain financing on acceptable terms, and (d) the availability and cost of insurance.;

(v)	the impact of certain pending technological initiatives on the Company’s technology infrastructure, including its point of sale, ticketing, revenue accounting, payroll and financial reporting areas;
(vi)
the extent and timing of the Company’s investment of incremental operating expenses and capital expenditures to develop and implement its initiatives and its corresponding ability to effectively control its operating expenses;

(vii)	the Company’s dependence on third party arrangements to assist with implementation of certain of its initiatives;
(viii)
the impact of governmental regulations and inquiries on the Company’s operating costs, as well as its operations generally, and the impact of developments affecting the Company’s outstanding litigation and other claims against the Company;

(ix)	competitor capacity and load factors; and
(x)
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  During the third quarter of 2008, the fair values of the Company’s fuel derivative contracts decreased along with decreases in fuel prices.  At June 30, 2008, the estimated gross fair value of outstanding contracts was $5.1 billion.  During third quarter 2008, as a result of fuel price decreases and the cash settlement of approximately $448 million of contracts that had been outstanding at June 30, 2008, the fair value of outstanding contracts at September 30, 2008, had declined to $2.5 billion.  In addition, due to October 2008 declines in prices for crude oil and other commodities, the estimated fair value of the Company’s fuel derivative contracts had decreased to approximately $550 million as of October 15, 2008.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2008, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At September 30, 2008, the Company held $2.5 billion in fuel derivative related cash collateral deposits under these bilateral collateral provisions.  As a result of the aforementioned decline in fair value of fuel derivative contracts thus far in October 2008, the cash collateral held by the Company has also decreased to approximately $1.1 billion as of October 15, 2008.  These collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. The cash deposits held, which have had a significant impact on the Company’s cash balance, are included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet and are in place to cover both the value of unsettled derivative positions, which totaled $2.5 billion at September 30, 2008, as well as settled positions for which payment has not yet been received, which totaled $114 million at September 30, 2008.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See also Note 7 to the unaudited condensed consolidated financial statements.

The Company has investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Primarily due to instability in credit markets, the Company has sold a portion of these investments, and ended third quarter 2008 with investments valued at a total of $239 million, of which $70 million are classified as Short-term investments and $169 million are classified as Other assets in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2008.  Auction rate securities held at December 31, 2007, were $566 million, all of which were classified as Short-term investments.  For a complete discussion on auction rate securities, including the Company’s methodology for estimating their fair value, see Note 12 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, at the reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 6, 2008, the F.A.A. notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company is currently in settlement discussions with the F.A.A.

In connection with the above incident, during the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of F.A.A. safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with the above incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company is currently evaluating the Shareholder demands.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  On January 17, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing.  The Company does not believe it is prudent to repurchase shares currently considering today's unstable financial markets and volatile fuel prices.

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 61 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
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

SOUTHWEST AIRLINES CO.

October 17, 2008	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest Airlines Co. (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective September 20, 2007
(incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated September 20, 2007 (File No. 1-7259)).
10.1	Supplemental Agreement No. 61 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer

(1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.