Form 10-K
period 2008-12-31
SOUTHWEST AIRLINES CO
filed 2009-02-02
CIK 92380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-7259

Southwest Airlines Co.

(Exact name of registrant as specified in its charter)

Texas	74-1563240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 36611	75235-1611
Dallas, Texas (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(214) 792-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	New York Stock Exchange, Inc.

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

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,550,216,553, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on January 28, 2009: 740,146,494 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 20, 2009, are incorporated into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business

Overview

Southwest Airlines Co. is a major passenger airline that provides scheduled air transportation in the United States. Based on the most recent data available from the U.S. Department of Transportation (“DOT”), Southwest is the largest air carrier in the United States, as measured by the number of originating passengers boarded and the number of scheduled domestic departures. Southwest commenced Customer Service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities — Dallas, Houston, and San Antonio. As of December 31, 2008, Southwest operated 537 Boeing 737 aircraft and provided service to 64 cities in 32 states throughout the United States. In 2008, Southwest announced that it would be commencing service to Minneapolis-St. Paul in March 2009. In addition, Southwest has received initial approval to acquire 14 take-off and landing slots at New York’s LaGuardia airport from the former ATA Airlines, Inc., which filed for bankruptcy protection in April 2008.

Southwest focuses principally on point-to-point, rather than hub-and-spoke, service, providing its markets with frequent, conveniently timed flights and low fares. As of December 31, 2008, Southwest served 438 nonstop city pairs. Historically, Southwest served predominantly short-haul routes, with high frequencies. In recent years, Southwest has complemented this service with more medium to long-haul routes, including transcontinental service.

Southwest has a low cost structure, enabling it to charge low fares. Adjusted for stage length, Southwest has lower unit costs, on average, than most major network carriers. Southwest’s low cost advantage is facilitated by reliance upon a single aircraft type, an operationally efficient route structure, and highly productive Employees.

Fuel Price Impact

Fuel prices can have a significant impact on Southwest’s profitability. During 2008, the cost of fuel fluctuated greatly, as the price of a barrel of crude oil soared from near $100 in January 2008 to almost $150 in July 2008, then plummeted to below $35 at one point during the fourth quarter of 2008. The table below shows Southwest’s average cost of jet fuel, net of hedging gains and including fuel taxes, over the past five years and during each quarter of 2008:

Year	Cost* (Millions)	Average Cost Per Gallon*	Percent of Operating Expenses*
2004	$1,106	$.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
First Quarter 2008	$800	$2.13	32.8%
Second Quarter 2008	$944	$2.42	35.5%
Third Quarter 2008	$1,051	$2.73	37.5%
Fourth Quarter 2008	$918	$2.49	34.5%

*	Southwest reclassified fuel sales and excise taxes for the years 2004 through 2007 from “Other operating expenses” to “Fuel and oil expense” in order to conform to the current year presentation. Average fuel cost per gallon figures, as well as the percent of operating expenses, have also been recalculated based on the restated information.

Volatile fuel costs, coupled with a continued domestic economic downturn, had a significant impact on Southwest and the airline industry generally during 2008. The dramatically higher fuel prices during most of the year led to significant industry-wide capacity reductions. Southwest’s fuel hedges during this time enabled it to weather fuel price increases, contributing to cash savings of almost $1.3 billion during 2008; however, the recent significant decline in fuel prices led to Southwest’s decision to significantly reduce its net fuel hedge position in place for 2009 and beyond. Southwest’s fuel hedging activities are discussed in more detail below under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation

The airline industry is heavily regulated, especially by the federal government. Examples of regulations impacting Southwest and/or the industry include:

Economic and Operational Regulation

•	Aviation Taxes. The statutory authority for the federal government to collect aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the Federal Aviation Administration (“FAA”) to expend those funds must be periodically reauthorized by the U.S. Congress. This authority was scheduled to expire on September 30, 2008. However, Congress has approved a temporary extension of this authority through March 31, 2009. Similar temporary extensions or a reauthorization for a fixed term are expected to occur in 2009. Other proposals that could be considered by Congress in connection with the FAA reauthorization legislation include: (i) the imposition of new, or changes to, aviation-specific taxes; (ii) an increase in the amount of airport passenger facility charges; and (iii) the adoption of new unfunded mandates on commercial airlines such as new environmental, consumer, and labor standards, any of which could have an impact on Southwest’s operations.

•

U.S. Department of Transportation.    The DOT has significant regulatory jurisdiction over passenger airlines. To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity issued by the DOT. A certificate is unlimited in duration and generally permits Southwest to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via codesharing with another airline. The DOT may revoke a certificate, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself. The DOT also has jurisdiction over certain economic and consumer protection matters such as airline codesharing, advertising, denied boarding compensation, baggage liability, and access for persons with disabilities. The DOT may impose civil penalties on air carriers for violations of its regulations in these areas.

•

Wright Amendment.    The International Air Transportation Competition Act of 1979, as amended (the “IATC Act”), imposed restrictions on the provision of air transportation to and from Dallas Love Field. The applicable portion of the IATC Act, commonly known as the “Wright Amendment,” impacted Southwest’s scheduled service by prohibiting the carrying of nonstop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. In addition, the Wright Amendment only permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a Wright Amendment State. The Wright Amendment did not restrict flights operated with aircraft having 56 or fewer passenger seats, nor did it restrict Southwest’s intrastate Texas flights or its air service to or from points other than Dallas Love Field.

In 2006, Southwest entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board. Pursuant to this agreement, the five parties sought enactment of legislation to amend the IATC Act. Congress responded by passing the Wright Amendment Reform Act of 2006 (the “Reform Act”). The Reform Act immediately repealed through service and ticketing restrictions, thereby allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. Southwest currently uses 15 gates at Dallas Love Field. Pursuant to the Reform Act and local agreements with the City of Dallas with respect to gates, Southwest can expand scheduled service from

Dallas Love Field and currently intends to do so. The Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in 2014.

Safety and Health Regulation

Southwest and its third-party maintenance providers are subject to the jurisdiction of the FAA with respect to Southwest’s aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain, and Southwest has obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, Southwest has established, and the FAA has approved, Southwest’s operations specifications and a maintenance program for Southwest’s aircraft, ranging from frequent routine inspections to major overhauls. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations.

Southwest is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Following the terrorist attacks on September 11, 2001, Congress enacted the Aviation and Transportation Security Act (the “Aviation Security Act”). The Aviation Security Act established the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security that is responsible for certain civil aviation security matters. The Aviation Security Act also mandated, among other things, improved flight deck security, increased deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection, and enhanced background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

Enhanced security measures have impacted Southwest’s business. In particular, they have had a significant impact on the airport experience for passengers. For example, in the third quarter of 2006, the TSA mandated new security measures in response to a terrorist plot uncovered by authorities in London. These rules, which primarily regulate the types of liquid items that can be carried onboard aircraft, have had a negative impact on air travel, especially on shorthaul routes and with business travelers. Although the TSA is expected to eventually lift its restrictions on liquids, Southwest is not able to predict the ongoing impact, if any, that these security changes will have on passenger revenues, both in the shortterm and the longterm, or that new restrictions will not be put in place. Southwest has made significant investments to address the impact of these types of regulations, including investments in facilities, equipment, and technology to process Customers efficiently and restore the airport experience. Southwest’s Automated Boarding Passes and self service kiosks have reduced the number of lines in which a Customer must wait and, during 2008, Southwest introduced priority security lane access for its Business Select and Rapid Reward A-List Customers at select airports. In addition, Southwest’s gate readers at all of its airports have improved the boarding reconciliation process. Southwest also offers baggage checkin through self service kiosks at certain airport locations, as well as Internet checkin and transfer boarding passes at the time of checkin.

Enhanced security measures have also impacted Southwest’s business through the imposition of security fees on Southwest’s Customers and on Southwest. Under the Aviation Security Act, funding for passenger security is provided in part by a $2.50 per enplanement security fee, subject to a maximum of $5.00 per one-way trip. The Aviation Security Act also allows the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. Southwest’s ASIF liability was originally set at $24 million per year. Effective in 2005, the TSA unilaterally increased the amount to $50 million. Southwest and 22 other airlines are joined in litigation presently pending in the U.S. Court of Appeals against the TSA to challenge that increase, and a ruling is expected during 2009.

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

Southwest is subject to various other federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Further regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. Southwest does not believe, however, that presently pending environmental regulatory developments will have a material impact on Southwest’s capital expenditures or otherwise adversely affect its operations, operating costs, or competitive position. However, legislation has been introduced in the U.S. Congress to regulate so-called “green house gas emissions.” The legislation could impose additional costs or restrictions on all transportation-related activities, the impact of which is presently unpredictable. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, Southwest, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at several airport sites. Southwest does not believe that any environmental liability associated with these airport sites will have a material adverse effect on Southwest’s operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability.

Southwest has appointed a “Green Team” to target areas of environmental improvement in all aspects of Southwest’s business, while at the same time remaining true to Southwest’s low cost philosophy. As part of this initiative, during 2008, Southwest published an Environmental Report describing Southwest’s strategies to reduce greenhouse gas emissions and addressing other environmental matters such as waste management and recycling.

Regulation of Customer Service Practices

From time to time, the airline industry has been faced with possible legislation dealing with certain Customer Service practices. As a compromise with Congress, the industry, working with the Air Transport Association, has responded by adopting and filing with the DOT written plans disclosing commitments to improve performance. Southwest Airlines’ Customer Service Commitment is a comprehensive plan that embodies the Mission Statement of Southwest Airlines: dedication to the highest quality of Customer Service delivered with a sense of warmth, friendliness, individual pride, and Southwest Spirit. The Customer Service Commitment can be reviewed by clicking on “About Southwest” at www.southwest.com. The DOT and Congress monitor the industry’s plans, and there can be no assurance that legislation or regulations will not be proposed in the future to regulate airline Customer Service practices.

Operating Strategies and Marketing

During 2008, Southwest continued to implement and promote initiatives designed to enhance Customer Service and improve future revenues. Southwest’s general operating strategies and specific offerings and related initiatives are discussed below.

General Operating Strategies

Southwest focuses principally on point-to-point service, rather than the hub-and-spoke service provided by most major U.S. airlines. The “hub-and-spoke” system concentrates most of an airline’s operations at a limited number of hub cities and serves most other destinations in the system by providing one-stop or connecting service through the hub. Point-to-point service allows for more direct nonstop routing than the hub and spoke system, minimizing connections, delays, and total trip time. As a result, approximately 78 percent of Southwest’s Customers fly nonstop. Southwest’s average aircraft trip stage length in 2008 was 636 miles with an average duration of approximately 1.8 hours, as compared to an average aircraft trip stage length of 629 miles and an average duration of approximately 1.8 hours in 2007. Point-to-point service also enables Southwest to provide its markets with frequent, conveniently timed flights and low fares. Examples of markets offering frequent daily flights are: Dallas Love Field to Houston Hobby, 30 weekday roundtrips; Phoenix to Las Vegas, 17 weekday roundtrips; and Los Angeles International to Oakland, 18 weekday roundtrips. Southwest complements these high-frequency shorthaul routes with longhaul nonstop service between markets such as Phoenix and Tampa Bay, Las Vegas and Orlando, Nashville and Oakland, and San Diego and Baltimore. During 2008, Southwest’s schedule optimization capabilities allowed it to reduce flight frequency on less profitable routes and reallocate capacity to potentially more rewarding markets.

Southwest serves many conveniently located secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports, which are typically less congested than other airlines’ hub airports. This operating strategy enables Southwest to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn reduces the number of aircraft and gate facilities that would otherwise be required. Southwest is also able to simplify scheduling, maintenance, flight operations, and training activities by operating only one aircraft type, the Boeing 737. All of these strategies enhance Southwest’s ability to sustain high Employee productivity and reliable ontime performance.

Fare Structure and No Hidden Fees Marketing Campaign

Southwest employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. As of January 13, 2009, Southwest’s highest non-codeshare, one-way unrestricted walkup fare offered was $503 for its longest flights. Substantially lower walkup fares are generally available on Southwest’s short and medium haul flights. Since November 2007, Southwest’s fares have been bundled into three major fare columns: “Business Select,” “Anytime,” and “Wanna Get Away,” with the goal of making it easier for Customers to choose the fare they want. Southwest’s “Business Select” offering was developed to increase options and improve productivity for the business traveler. Customers who purchase the Business Select fare are allowed to be among the first Customers to board the aircraft. They also receive extra Rapid Rewards frequent flyer credit for the flight and a free drink. Southwest’s “Business Select” program contributed approximately $73 million in revenues during 2008.

During 2008, in response to skyrocketing fuel prices, virtually all other U.S. airlines began charging additional fees for items such as first or second checked bags, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations. In response, Southwest adopted a No Hidden Fees marketing campaign to highlight Southwest’s prioritization of high value Customer Service. As part of the campaign, Southwest launched radio, print, television, and billboard advertisements to promote Southwest’s point of differentiation.

Enhanced Boarding Method and Updated Gate Design and Priority Security Lane

During fourth quarter 2007, Southwest introduced an enhanced boarding method, which was designed to significantly reduce the time a Customer spends standing in line at the gate. The enhanced boarding process automatically reserves a place for a Customer in the Customer’s boarding group at the time of check-in by assigning a specific position number within the A, B, or C boarding group. Customers then board the aircraft in that numerical order. The enhanced boarding method also allows for future enhancements, such as product customization and additional incentives for business and leisure travelers.

During 2008, Southwest completed modification of substantially all of its gate areas with columns and signage that facilitate the new boarding process. The “extreme gate makeover” was also designed to improve the airport experience for all of Southwest’s Customers by including (i) a business focused area with padded seats, tables with power outlets, power stations with stools, and a flat screen television for news programming; and (ii) a family area with smaller tables and chairs, “kid friendly” programming on a flat screen television, and power stations for charging electrical devices. In addition, during 2008, Southwest introduced priority security lane access for its Business Select and Rapid Reward A-List Customers at select airports.

Rapid Rewards Frequent Flyer Program

Southwest’s frequent flyer program, Rapid Rewards, is based on trips flown rather than mileage. Rapid Rewards Customers earn a credit for each one-way trip flown or two credits for each roundtrip flown. Rapid Rewards Customers can also earn credits by using the services of non-airline partners, which include car rental agencies, hotels, and credit card partners, including Southwest Airlines Rapid Rewards Visa Card®. During 2008, Southwest introduced a new dining program for Rapid Rewards Members that enables them to earn Rapid Rewards credits when dining at more than 9,000 restaurants, bars, and clubs across the United States and Canada.

Rapid Rewards offers different types of travel award opportunities (“Award Tickets”). Rapid Rewards Members who accumulate 16 credits within 24 consecutive months are awarded a Standard Award, which is valid for one free roundtrip award to any destination available on Southwest. Rapid Rewards Members who fly at least 32 qualifying one-way flights within a 12-month period also receive reserved boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). Customers on this “A-List” are also automatically checked in for their flight in advance of departure. Southwest also offers a “Freedom Award,” which allows Rapid Rewards Members the opportunity to convert two Standard Awards into a Freedom Award, which is free of seat restrictions except for a limited number of “Black-out” dates around major holidays. Southwest also offers a Rapid Rewards Companion Pass, which is granted for accumulating 100 credits within a consecutive twelve-month period. The Companion Pass offers unlimited free roundtrip travel, to any destination available on Southwest, for a designated companion of the qualifying Rapid Rewards Member. For the designated companion to use this pass, the Rapid Rewards Member must purchase a ticket or use a Standard Award. Additionally, the Rapid Rewards Member and designated companion must travel together on the same flight. Standard Awards and Companion Passes are automatically generated when earned by the Customer rather than allowing the Customer to bank credits indefinitely. Award Tickets are valid for 12 months after issuance and are subject to seat restrictions. Companion Passes have no seat restrictions or “Black out” dates.

Southwest also sells credits to business partners, including credit card companies, hotels, and car rental agencies. These credits may be redeemed for Award Tickets having the same program characteristics as those earned by flying.

Customers redeemed approximately 2.8 million, 2.8 million, and 2.7 million, Award Tickets during 2008, 2007, and 2006, respectively. The amount of free travel award usage as a percentage of total Southwest revenue passengers carried was 6.4 percent in 2008, 6.2 percent in 2007, and 6.4 percent in 2006. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2008 was approximately 10.4 million, of which approximately 78 percent were partially earned awards. The number of fully earned Award Tickets and partially earned awards outstanding at December 31, 2007 was approximately 11.6 million, of which approximately 81 percent were partially earned awards. However, due to the expected expiration of a portion of credits making up partial awards, not all of them will eventually turn into useable Award Tickets. In addition, not all Award Tickets will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 16 percent of all fully earned Award Tickets have expired without being used. The number of Companion Passes outstanding at December 31, 2008 and 2007 was approximately 67,000 and 65,000, respectively. Southwest currently estimates that an average of three to four trips will be redeemed per outstanding Companion Pass.

Southwest accounts for its Rapid Rewards program obligations by recording, at the time an award is earned, a liability for the estimated incremental cost of the use of flight awards Southwest expects to be redeemed. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Revenue from the sale of credits to business partners and associated with future travel is deferred and recognized when the ultimate free travel award is flown or the credits expire unused. The liability for free travel awards earned but not used at December 31, 2008 and 2007 was not material to Southwest’s business.

Cashless Cabin

During 2008, Southwest introduced “Cashless Cabin” for the purchase of food and beverages without cash. All Southwest aircraft are now equipped with handheld devices that enable Flight Attendants to accept credit and debit cards onboard the aircraft, and cash is no longer accepted. Cashless Cabin is intended to enhance Customer Service by appealing to the increasing number of Customers traveling without cash and increasing efficiencies. In addition, it allows for ancillary revenues through an increased offering of food and beverage services.

Southwest.com; GDS Participation and Corporate Travel Account Efforts

Southwest was the first major airline to introduce a Ticketless travel option, eliminating the need to print and then process a paper ticket altogether, and the first to offer Ticketless travel through Southwest’s web site at www.southwest.com. For the year ended December 31, 2008, more than 89 percent of Southwest’s Customers chose the Ticketless travel option, and nearly 78 percent of Southwest’s passenger revenues came through its web site (including SWABiz revenues), which has become a vital part of Southwest’s distribution strategy.

Southwest continues to explore selling tickets through channels in addition to its own reservation system, web site, and the Sabre System and is also continuing its efforts to provide travel agent and professional travel manager partners with increased and cost effective access to its fares and inventory. Southwest is party to an agreement with Travelport’s Galileo, which includes Worldspan, another of Travelport’s global distribution systems, pursuant to which Southwest intends that all of its published fares and inventory, with the exception of Southwest’s exclusive web fares, will eventually be available to Galileo-connected travel agencies in North America.

RNP

In support of the FAA’s Roadmap for Performance-Based Navigation, Southwest has made a commitment to invest $175 million over the next several years to implement Required Navigation Performance (“RNP”) procedures at the airports it serves. RNP is one of the cornerstones for the FAA’s Next Generation Air Traffic Control System and combines GPS (Global Positioning System), the capabilities of advanced aircraft avionics, and new flight procedures for the purpose of achieving safer, more efficient, and environmentally friendly flight operations. RNP procedures are designed to reduce fuel consumption, improve safety, and minimize emissions and noise, while simultaneously taking advantage of the high-performance characteristics that exist in an airline’s fleet. Southwest, the FAA, and an aviation consulting firm have been working together to gain Air Traffic Control support of RNP to train Southwest’s pilots on RNP, equip Southwest’s entire fleet to be RNP capable, and produce RNP charted procedures. In January 2009, Southwest activated autothrottles and VNAV (vertical navigation) on its aircraft for the first time in Southwest history, representing the first step in Southwest’s automation transformation. VNAV is also expected to provide more nearterm benefits such as significant savings in fuel costs and reductions in fuel emissions.

Codesharing

In 2008, Southwest announced its intention to enter into codeshare relationships with two different airlines — Canadian carrier WestJet and Mexican carrier Volaris. The Company and WestJet currently intend to announce codeshare flight schedules and additional features regarding the relationship by late 2009. The Company and Volaris currently intend to announce codeshare flight schedules and additional features regarding the relationship by early 2010. Certain details of these alliances are subject to approvals by both the U.S. and Canadian/Mexican governments. The Company is also continuing to consider codeshare opportunities with other carriers, both domestic and international. Southwest originally implemented codesharing in domestic operations in 2005 with ATA Airlines. Southwest’s codeshare arrangement with ATA terminated during 2008 as a result of ATA’s bankruptcy.

Management Information Systems

Southwest continues to invest in technology to support its initiatives and its ongoing operations. During 2008, Southwest implemented a system to replace its point of sale application in the stations and its refunds system in the back office. Additionally, Southwest has purchased technology that will replace its ticketless system and revenue accounting system. The new systems are designed to, among other things, enhance data flow and thereby increase Southwest’s operational efficiencies and Customer Service capabilities. Southwest is also working to replace its back office accounting systems, payroll system, and human resource information system, with a goal of completion sometime in late 2009 or early 2010.

Competition

The airline industry is highly competitive. Southwest believes the principal competitive factors in the industry are:

•	Price;

•	Customer Service;

•	Costs;

•	Frequency and convenience of scheduling;

•	Frequent flyer benefits; and

•	Efficiency and productivity, including effective selection and use of aircraft.

Southwest currently competes with other airlines on almost all of its routes. Some of these airlines have larger fleets than Southwest and some may have wider name recognition in certain markets. In addition, some major U.S. airlines have established extensive marketing or codesharing alliances. These alliances enable these carriers to expand their destinations and marketing opportunities. Airlines that do not fly exclusively domestically are less exposed to domestic economic conditions and may be able to offset less profitable domestic fares with more profitable international fares. As discussed above, Southwest continues to address this competitive factor through its international codeshare efforts.

Southwest is also subject to varying degrees of competition from surface transportation and may have more exposure to this form of competition than airlines with longer average stage lengths. Surface competition can be more significant during economic downturns when consumers cut back on discretionary spending.

The competitive landscape for airlines continues to change. Following the terrorist attacks on September 11, 2001, the airline industry as a whole incurred substantial losses through 2005. Many carriers reduced capacity, grounded their most inefficient aircraft, cut back on unprofitable service, and furloughed employees. Significant increases in the cost of fuel through most of 2008 have continued to exacerbate industry challenges. As discussed above, during 2008, many carriers reduced capacity to cope with the spike in fuel costs. In addition, a number of carriers have sought relief from financial obligations in bankruptcy. During 2008 alone, the following airlines filed for bankruptcy: Frontier Airlines, Inc., Aloha Airlines, ATA Airlines, Skybus Airlines Inc., Eos Airlines, Inc., and Champion Air. All but Frontier also discontinued operations. Other airlines that have filed and emerged from bankruptcy in recent years include UAL Corporation, the parent of United Airlines, US Airways, Northwest Airlines Corporation, the parent of Northwest Airlines, and Delta Air Lines. In some cases, this has led to industry consolidation. For example, US Airways and America West Airlines merged in September 2005, and Delta and Northwest merged in 2008. Reorganization in bankruptcy, and even the threat of bankruptcy, has allowed carriers to decrease operating costs through renegotiated labor, supply, and financing contracts. As a result, differentials in cost structures between traditional hub-and-spoke carriers and low cost carriers have significantly diminished. In addition, distressed carriers may price for cash flow to remain in business, which can cause a reduction in pricing in the industry generally. Southwest has nonetheless continued to maintain its cost advantage, improve Employee productivity, and provide outstanding Service to its Customers. Southwest cannot, however, predict the timing or extent of any further airline bankruptcies or consolidation or their impact (either positive or negative) on Southwest’s operations or results of operations.

Insurance

Southwest carries insurance of types customary in the airline industry and at amounts deemed adequate to protect Southwest and its property and to comply both with federal regulations and certain of Southwest’s credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation.

Following the terrorist attacks of September 11, 2001, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide supplemental, first-party, war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on March 31, 2009. Although another extension beyond this date is expected, if such coverage is not extended by the government, Southwest could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Seasonality

Southwest’s business is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues have historically tended to be lower in the first quarter (January 1 — March 31) and fourth quarter (October 1 — December 31).

Employees

At December 31, 2008, Southwest had 35,499 active fulltime equivalent Employees, consisting of 15,483 flight, 2,528 maintenance, 12,365 ground, Customer, and fleet service, and 5,123 management, accounting, marketing, and clerical personnel.

The Railway Labor Act (“RLA”) establishes the right of airline employees to organize and bargain collectively. As of December 31, 2008, approximately 77 percent of Southwest’s employees were represented by labor unions, all of which are under ten different collective-bargaining agreements. Under the RLA, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead becomes amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board (the “NMB”) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine that an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off ” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board (“PEB”) is established to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth Southwest’s Employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement
Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Currently in negotiations
Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU 556”)	Currently in negotiations
Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Currently in mediation
Customer Service Agents, Reservations Agents	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM”)	Currently in negotiations
Stock Clerks	International Brotherhood of Teamsters, Local 19 (“IBT Local 19”)	Currently in negotiations
Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Agreement (ratified January 29, 2009) Amendable August 2012
Aircraft Appearance Technicians	AMFA	Amendable February 2009

Employee Group	Representatives	Status of Agreement
Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable November 2009
Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Amendable October 2011
Flight Crew Training Instructors	Southwest Airlines Professional Instructor’s Association (“SWAPIA”)	Amendable December 2012

Additional Information About Southwest

Southwest was incorporated in Texas in 1967. The following documents are available free of charge through Southwest’s website, www.southwest.com: Southwest’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are made available through Southwest’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The certifications of Southwest’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008 Southwest’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by Southwest of the NYSE’s corporate governance listing standards.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

Some statements in this Form 10-K (or otherwise made by Southwest or on Southwest’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by Southwest’s forward-looking statements or from historical experience or Southwest’s present expectations. Factors that could cause these differences include, but are not limited to, those set forth below under “Risk Factors.”

Caution should be taken not to place undue reliance on Southwest’s forward-looking statements, which represent Southwest’s views only as of the date this report is filed. Southwest undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.	Risk Factors

Southwest’s business is heavily impacted by the price and availability of aircraft fuel. Continued volatility in fuel costs and/or significant disruptions in the supply of fuel could adversely affect Southwest’s results of operations.

Airlines are inherently dependent upon energy to operate and can therefore be significantly impacted by changes in the prices of jet fuel. The cost of jet fuel, which generally has been at historically high levels over the last three years, is largely unpredictable, as is evidenced by the recent plunge in market jet fuel prices. Even a small change in fuel prices, with no other changes, can drive profitability sharply in one direction or the other. Jet fuel and oil consumed for fiscal 2008 and 2007 represented approximately 35 percent and 30 percent of

Southwest’s operating expenses, respectively, and, for 2008, constituted the largest expense incurred by Southwest. As a result, fuel costs have factored significantly into Southwest’s growth decisions.

Fuel availability can also affect fuel prices and is impacted by political and economic factors beyond Southwest’s control. Therefore, although Southwest does not currently anticipate a significant reduction in fuel availability, future availability is difficult to predict. Fuel availability can be impacted by factors such as dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas, limited refining capacity, and the possibility of changes in governmental policies on jet fuel production, transportation, and marketing. Significant disruptions in the supply of jet fuel could adversely affect Southwest’s results of operations.

Southwest’s profitability is impacted in part by its ability to adjust fares in reaction to fuel price volatility. Southwest’s ability to increase fares can be limited by factors such as Southwest’s low fares reputation, the percentage of its Customer base that purchases travel for leisure purposes, and the competitive nature of the airline industry generally. Fare increases are even more difficult to achieve in uncertain economic environments, as low fares are often used to stimulate demand. Additionally, Southwest has historically entered into fuel derivative contracts to protect against rising fuel costs. These contracts produced cash settlement gains of $1.3 billion (on a cash basis, before profitsharing and income taxes) for the full year 2008. In response to the recent drop in energy prices, Southwest significantly reduced its net fuel hedge position in place for 2009 and beyond and is therefore less protected against future increases.

Changes in Southwest’s overall fuel hedging strategy, the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, and the effectiveness of Southwest’s fuel hedges pursuant to highly complex accounting rules, are all significant factors impacting Southwest’s results of operations. Southwest’s fuel hedging arrangements are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.

The airline industry is particularly sensitive to changes in economic condition; continued negative economic conditions would likely continue to negatively impact Southwest’s results of operations and its ability to obtain financing on acceptable terms.

Southwest’s operations and the airline industry in general are particularly sensitive to changes in economic conditions. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions can also impact Southwest’s ability to raise fares to counteract increased fuel, labor, and other costs. Demand for air travel waned during the fourth quarter of 2008, which Southwest believes can be primarily attributed to the crisis experienced in worldwide credit markets and the domestic recessionary environment that became evident during the year. Therefore, a continued economic recessionary environment would likely continue to negatively impact Southwest’s results of operations. Southwest continues to be cautious of current domestic economic conditions, as recessionary fears have continued to proliferate.

Factors such as continued unfavorable economic conditions, a significant decline in demand for air travel, or continued instability of the credit and capital markets could result in future pressure on credit ratings, which could trigger credit rating provisions in Southwest’s credit card transaction processing agreements, outstanding debt agreements, and some hedging counterparty agreements (as discussed in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”). These factors could also negatively impact (a) Southwest’s ability to obtain financing on acceptable terms, (b) Southwest’s liquidity generally, and (c) the availability and cost of insurance.

Southwest’s business is labor intensive; Southwest could be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives.

While the airline business is labor intensive and the Company’s results are subject to variations in labor-related job actions, Southwest has historically maintained positive relationships with its Employees and its Employee’s Representatives. Salaries, wages, and benefits represented 32 percent of the Company’s operating expenses for the year ended December 31, 2008. In addition, as of December 31, 2008, approximately 77 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions. As discussed above in “Item 1. Business – Employees,” the Company is currently in discussions with several Employee Representatives. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs.

Southwest’s inability to timely and effectively implement its revenue initiatives could adversely affect its results of operations.

Southwest has implemented and intends to continue to implement revenue initiatives that are designed to help offset increasing costs and improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be impacted by (i) Southwest’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the timing of Southwest’s investment of incremental operating expenses and capital expenditures for these purposes, while balancing the need to effectively control operating expenses; and (iii) Southwest’s dependence on third parties to assist with implementation. Because Southwest has limited experience with some of its strategic initiatives, it cannot ensure the timing of their implementation or that they will be successful or profitable either over the short or long term.

Southwest is increasingly reliant on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in Southwest’s information systems could adversely impact the Company’s operations.

Southwest’s operations have become increasingly dependant on the use of sophisticated technology and systems, including those used for its point of sale, ticketing, revenue accounting, payroll, and financial reporting areas. Systems and technology are also crucial to the timely and effective implementation of Southwest’s revenue initiatives. As discussed above under “Business – Operating Strategies and Marketing – Management Information Systems,” Southwest has multiple technology projects underway, many of which are reliant upon third party performance for timely and effective completion. Any issues with transitioning to upgraded or replacement systems, or any material failure, inadequacy, interruption, or security failure of these systems, could materially impact Southwest’s ability to effectively operate its business.

The airline industry is affected by many conditions that are beyond its control.

Southwest’s business and the airline industry in general are also impacted by other conditions that are largely outside of Southwest’s control, including, among others:

•	Actual or threatened war, terrorist attacks, and political instability;

•	Changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	Actual or potential disruptions in the air traffic control system;

•	Increases in costs of safety, security, and environmental measures; and

•	Weather and natural disasters.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of these factors could adversely affect Southwest’s results of operations. In addition, when the airline industry shrinks, as it did during 2008, airport operating costs are essentially unchanged and must be shared by the remaining operating carriers, which can therefore increase Southwest’s costs.

The airline industry faces on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the Company’s industry and its business.

The attacks of September 11, 2001, and resulting aftermath materially impacted air travel and the results of operations for Southwest and the airline industry generally. The Department of Homeland Security and the TSA have implemented numerous security measures that affect airline operations and costs. Substantially all security screeners at airports are now federal employees, and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. Enhanced security procedures, including enhanced security screening of passengers, baggage, cargo, mail, employees, and vendors, introduced at airports since the terrorist attacks of September 11 have increased costs to airlines and have from time to time impacted demand for air travel.

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

Almost all commercial service airports are owned and/or operated by units of local or state government. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over its operations, including, but not limited to:

•	Increases in airport rates and charges;

•	Limitations on airport gate capacity or other use of airport facilities;

•	Increases in taxes;

•	Changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;

•	Restrictions on competitive practices;

•	The adoption of statutes or regulations that impact customer service standards, including security standards; and

•	The adoption of more restrictive locally-imposed noise regulations.

The airline industry is intensely competitive.

As discussed in more detail above under “Business — Competition,” the airline industry is extremely competitive. Southwest’s competitors include other major domestic airlines, as well as regional and new entrant airlines, and other forms of transportation, including rail and private automobiles. Southwest’s revenues are sensitive to the actions of other carriers in capacity, pricing, scheduling, codesharing, and promotions.

Southwest’s low cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

Southwest’s low cost structure has historically been one of its primary competitive advantages; however, it has limited control over many of its fixed costs. For example, Southwest’s ability to adjust compensation and benefit costs is limited by the terms of its collective bargaining agreements. Other factors that can impact Southwest’s ability to control costs include the price and availability of jet fuel, aircraft airframe or engine repairs, regulatory requirements, and ability to access capital or financing at competitive rates. Given, in particular, the recent volatility in fuel prices and the number of pending labor negotiations, Southwest cannot guarantee that it will be able to maintain its current level of low cost advantage. In addition, a key contributor to Southwest’s low cost structure is its use of a single aircraft type, the Boeing 737. Although Southwest is able to purchase some of these aircraft from parties other than Boeing, most of its purchases are direct from Boeing. Therefore, if

Southwest were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to provide adequate support for its products, Southwest’s operations could be adversely impacted. In addition, Southwest’s dependence on a single aircraft type could result in downtime for part or all of its fleet if mechanical or regulatory issues relating to the Boeing 737 aircraft type were to arise. However, given the Company’s years of experience with the Boeing 737 aircraft type and its longterm relationship with Boeing, the Company believes the advantages of operating a single fleet type outweigh the risks of its single aircraft strategy.

As discussed above under “Item 1. Business-Insurance,” Southwest carries insurance of types customary in the airline industry and is also provided supplemental, first-party, war-risk insurance coverage by the federal government at substantially lower premiums than prevailing commercial rates. If the supplemental coverage is not extended, Southwest could incur substantially higher insurance costs. In addition, in the event of an accident involving Southwest aircraft, Southwest could be responsible for costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident, even if fully insured, could also have a material adverse effect on the public’s perception of Southwest.

Item 1B. Unresolved	Staff Comments

None.

Item 2.	Properties

Aircraft

Southwest operated a total of 537 Boeing 737 aircraft as of December 31, 2008, of which 82 and 9 were under operating and capital leases, respectively. The remaining 446 aircraft were owned.

The following table details information on the 537 aircraft in the Company’s fleet as of December 31, 2008:

737 Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
-300	137	17.4	185	112	73
-500	122	17.7	25	16	9
-700	137	5.3	327	318	9

Totals		10.1	537	446	91

In total, at January 22, 2009, the Company had firm orders, options and purchase rights for the purchase of Boeing 737 aircraft as follows:

Firm Orders, Options and Purchase Rights for Boeing 737-700 Aircraft

	The Boeing Company
Delivery Year	Firm Orders	Options	Purchase Rights	Total
2009	13	—	—	13
2010	10	—	—	10
2011	10	10	—	20
2012	13	10	—	23
2013	19	4	—	23
2014	13	7	—	20
2015	14	3	—	17
2016	12	11	—	23
2017	—	17	—	17
Through 2018	—	—	54	54

Total	104	62	54	220

Ground Facilities and Services

Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has made various leasehold improvements. The Company leases the land and structures on a long-term basis for its maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses seven 737 simulators), and its corporate headquarters, also located at Dallas Love Field. During 2008, the City of Dallas approved the Love Field Modernization Program, an estimated $519 million project to provide Dallas Love Field with modern, convenient facilities. Southwest is managing the project, and construction is expected to commence during the summer of 2009, with completion scheduled for October 2014. As of December 31, 2008, the Company operated six reservation centers. The reservation centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio reservation centers.

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

On March 6, 2008, the FAA notified Southwest that it was seeking to fine Southwest approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive. The Company is currently in settlement discussions with the FAA.

In connection with the above incident, during the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft. The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself. Also in connection with the above incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company. In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant. The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action. A Special Committee appointed by the Independent Directors of the Company is currently evaluating the Shareholder demands.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None to be reported.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of January 1, 2009.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	53

Robert E. Jordan	Executive Vice President Strategy & Planning	48

Ron Ricks	Executive Vice President Corporate Services & Corporate Secretary	59

Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	47

Davis S. Ridley	Senior Vice President Marketing & Revenue Management	55

Laura H. Wright	Senior Vice President Finance & Chief Financial Officer	48

Set forth below is a description of the background of each of Southwest’s executive officers.

Gary C. Kelly has served as Southwest’s Chairman of the Board since May 2008, as its President since July 2008, and as its Chief Executive Officer since July 2004. Mr. Kelly also served as Southwest’s Executive Vice President & Chief Financial Officer from June 2001 to July 2004 and as its Vice President Finance & Chief Financial Officer from 1989 to 2001. Mr. Kelly joined Southwest in 1986 as its Controller.

Robert E. Jordan has served as Southwest’s Executive Vice President Strategy & Planning since May 2008. Mr. Jordan also served as Southwest’s Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, and Vice President Technology from October 2002 to August 2004.

Ron Ricks has served as Southwest’s Executive Vice President Corporate Services & Corporate Secretary since May 2008. Mr. Ricks also served as Southwest’s Executive Vice President Law, Airports, & Public Affairs from September 2006 to May 2008 and Senior Vice President Law, Airports, & Public Affairs from August 2004 until September 2006. Prior to 2004, Mr. Ricks served as Vice President Governmental Affairs for Southwest.

Michael G. Van de Ven has served as Southwest’s Executive Vice President & Chief Operating Officer since May 2008. Mr. Van de Ven also served as Southwest’s Chief of Operations from September 2006 to May 2008, Executive Vice President Aircraft Operations from November 2005 through August 2006, Senior Vice President Planning from August 2004 to November 2005, and Vice President Financial Planning & Analysis from June 2001 to August 2004.

Davis S. Ridley has served as Southwest’s Senior Vice President Marketing & Revenue Management since May 2008. Mr. Ridley also served as Southwest’s Senior Vice President Marketing from November 2007 to May 2008. Prior to such time, Mr. Ridley served as Southwest’s Senior Vice President People & Leadership Development from August 2004 to January 2006 and as its Vice President Ground Operations from May 1998 to August 2004. Mr. Ridley served as a consultant for the Company from January 2006 to November 2007.

Laura H. Wright has served as Southwest’s Senior Vice President Finance & Chief Financial Officer since July 2004. Ms. Wright also served as Southwest’s Vice President Finance & Treasurer from June 2001 to July 2004 and as its Treasurer from August 1998 to June 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Southwest’s common stock is listed on the New York Stock Exchange and is traded under the symbol “LUV.” The following table shows, for the periods indicated, the high and low sales prices per share of Southwest’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share paid on Southwest’s common stock.

Period	Dividend	High	Low
2008

1st Quarter	$0.00450	$13.10	$11.02
2nd Quarter	0.00450	14.89	11.75
3rd Quarter	0.00450	16.77	12.68
4th Quarter	0.00450	14.97	7.05

2007

1st Quarter	$0.00450	$16.58	$14.50
2nd Quarter	0.00450	15.90	14.03
3rd Quarter	0.00450	16.96	14.21
4th Quarter	0.00450	15.06	12.12

Southwest currently intends to continue paying quarterly dividends for the foreseeable future; however, Southwest’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 28, 2009, there were 10,624 holders of record of Southwest’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Southwest specifically incorporates it by reference into such filing.

The following graph compares the cumulative total Shareholder return on Southwest’s common stock over the five-year period ended December 31, 2008, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the AMEX Airline Index. The comparison assumes $100 was invested on December 31, 2003, in Southwest common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Southwest Airlines Co.	$100	$101	$102	$95	$76	$54
S&P 500	$100	$111	$116	$134	$142	$90
AMEX Airline	$100	$98	$89	$95	$56	$40

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2008, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(in millions, except per share amounts)
Financial Data:
Operating revenues	$11,023		$9,861		$9,086		$7,584		$6,530
Operating expenses	10,574		9,070		8,152		6,859		6,126

Operating income	449		791		934		725		404
Other expenses (income) net	171		(267)		144		(54)		65

Income before taxes	278		1,058		790		779		339
Provision for income taxes	100		413		291		295		124

Net Income	$178		$645		$499		$484		$215

Net income per share, basic	$.24		$.85		$.63		$.61		$.27
Net income per share, diluted	$.24		$.84		$.61		$.60		$.27
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$14,308		$16,772		$13,460		$14,003		$11,137
Long-term obligations at period-end	$3,498		$2,050		$1,567		$1,394		$1,700
Stockholders’ equity at period-end	$4,953		$6,941		$6,449		$6,675		$5,527
Operating Data:
Revenue passengers carried	88,529,234		88,713,472		83,814,823		77,693,875		70,902,773
Enplaned passengers	101,920,598		101,910,809		96,276,907		88,379,900		81,066,038
Revenue passenger miles (RPMs) (000s)	73,491,687		72,318,812		67,691,289		60,223,100		53,418,353
Available seat miles (ASMs) (000s)	103,271,343		99,635,967		92,663,023		85,172,795		76,861,296
Load factor(1)	71.2%		72.6%		73.1%		70.7%		69.5%
Average length of passenger haul (miles)	830		815		808		775		753
Average aircraft stage length (miles)	636		629		622		607		576
Trips flown	1,191,151		1,160,699		1,092,331		1,028,639		981,591
Average passenger fare	$119.16		$106.60		$104.40		$93.68		$88.57
Passenger revenue yield per RPM	14.35	¢	13.08	¢	12.93	¢	12.09	¢	11.76	¢
Operating revenue yield per ASM	10.67	¢	9.90	¢	9.81	¢	8.90	¢	8.50	¢
Operating expenses per ASM	10.24	¢	9.10	¢	8.80	¢	8.05	¢	7.97	¢
Fuel costs per gallon, including taxes (average)(2)	$2.44		$1.80		$1.64		$1.13		$0.92
Fuel consumed, in gallons (millions)	1,511		1,489		1,389		1,287		1,201
Fulltime equivalent Employees at period-end	35,499		34,378		32,664		31,729		31,011
Size of fleet at period-end(3)	537		520		481		445		417

(1)	Revenue passenger miles divided by available seat miles

(2)	Prior year amounts have been restated to include fuel taxes

(3)	Includes leased aircraft

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Year in Review

For the 36th consecutive year, the Company reported a net profit, earning $178 million ($.24 per share, diluted) in 2008. In addition, the Company recorded operating profits in all four quarters of 2008, as it has now done in 71 consecutive quarters dating back to the second quarter of 1991. Given the significance of events that took place during 2008, the Company’s challenge to continue these streaks was unprecedented in recent history.

Demand for air travel, especially for the low fares offered by the Company, was strong during the first half of 2008 and through the summer months. However, demand for air travel waned, especially during fourth quarter 2008, which the Company believes was a result of the crisis experienced in worldwide credit markets and the domestic recessionary environment that became evident during the year. The Company was able to gradually raise fares throughout most of the year to combat an enormous increase in fuel prices; however, during the fourth quarter, the Company offered more discounted fares in order to stimulate demand as the number of people choosing to travel by air declined versus the prior year. The Company’s ability to raise fares during 2008 (as well as to keep prior fare increases in place) was due in part to competitor capacity reductions in certain of the Company’s markets — especially beginning in September 2008, but was also aided by several Company initiatives including: a slowing of internal capacity growth at times during 2008; optimizing the flight schedule to eliminate unproductive and less popular flights and reallocating capacity to fund market growth opportunities such as Denver, and the upcoming addition of the Company’s newest city, Minneapolis-St. Paul (beginning service in March 2009); enhancement of revenue management technologies, processes, and techniques; and aggressive promotion of the Company’s No Hidden Fees, Low Fare brand.

In addition to having a significant impact on the entire U.S. economy, energy and fuel prices were again a major story for airlines during 2008. After beginning the year at approximately $100 per barrel, the price of crude oil skyrocketed to over $145 in July 2008. This caused the Company, as well as all major U.S. airlines, to reconsider growth and capacity plans for the near future, as the devastating impact of these fuel prices was evident in the financial results of all domestic airlines. The summer spike in oil prices, as well as other clearly evident deteriorating economic conditions that followed, caused the Company to modify its growth and to plan for an expected decrease in demand for air travel.

Even with fuel derivative instruments in place for approximately 78 percent of the Company’s fuel consumption during 2008, the Company’s fuel and oil expense increased $1.0 billion versus 2007. The fuel derivative instruments the Company had in place for 2008 resulted in settlement gains of $1.3 billion (on a cash basis, before profitsharing and income taxes), which was an increase of $566 million compared to the fuel derivative cash settlement gains the Company received during 2007. As a result of the rapid collapse in energy prices during fourth quarter 2008, the Company has effectively reduced its net fuel hedge position in place for the years from 2009 through 2013 to approximately ten percent of its anticipated fuel consumption in each of those years. Due to the manner in which the Company reduced its fuel hedge for these future years (primarily by selling swap instruments, which in most cases were sold at lower prices than the positions that were previously purchased), and disregarding any future potential activity involving fuel derivative instruments, the Company has fixed some losses associated with these instruments and expects to pay higher than market prices for fuel for these periods. The market value (as of December 31, 2008) of the Company’s net fuel derivative contracts for 2009 through 2013 reflects a net liability of approximately $992 million. Based on this liability at December 31, 2008 (and assuming no change to the fuel hedge portfolio), the Company’s jet fuel costs per gallon would exceed market (or unhedged) prices by approximately $.16 to $.17 in each year from 2009 to 2011, $.10 in 2012, and $.08 in 2013. These estimates are based on expected future cash settlements from fuel derivatives, but exclude any Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting. See Note 10 to the Consolidated Financial Statements for further information.

Although the Company’s 2008 net income of $178 million ($.24 per share, diluted) declined compared to 2007 net income of $645 million ($.84 per share, diluted), much of the decline was driven by a fluctuation in certain gains and losses, recorded in accordance with SFAS 133, that relate to fuel derivatives expiring in future periods. These instruments contributed net losses totaling $19 million in 2008, but had resulted in net gains totaling $360 million for 2007. Operating income for 2008 was $449 million, a 43.2 percent decrease compared to 2007. The lower 2008 operating income primarily was due to the 35.6 percent increase in the Company’s average fuel cost per gallon, including hedging, which counteracted an 11.8 percent increase in operating revenues.

Looking ahead to 2009, the Company remains cautious about demand for air travel given current domestic economic conditions. However, the rapid decline in fuel prices combined with the announced cutbacks in domestic capacity by major U.S. airlines, have thus far mitigated much of the impact of fewer people flying. The Company expects its net available seat mile (ASM) capacity in first quarter 2009 to be approximately four to five percent lower than first quarter 2008. However, at this same time, competitors have reduced their seats by approximately 15 percent in certain markets where they compete with the Company. The Company has announced it will start service to Minneapolis-St. Paul, Minnesota, beginning in March 2009, representing the 65th city and 33rd state to which the Company flies. In addition, the Company has received initial approval to acquire 14 take-off and landing slots at New York’s LaGuardia airport from the former ATA Airlines, Inc., which filed for bankruptcy protection in April 2008. Pending final approval by the bankruptcy court and closing of the transaction, which is currently expected to be in March 2009, the Company could begin flying up to seven daily roundtrips to LaGuardia as early as summer 2009.

The Company also announced its intention to enter into codeshare agreements with two different airlines — Canadian carrier WestJet and Mexican carrier Volaris. The Company and WestJet plan to announce codeshare flight schedules and additional features regarding the relationship by late 2009. The Company and Volaris plan to announce codeshare flight schedules and additional features regarding the relationship by early 2010. Certain details of these alliances are subject to approvals by both the U.S. and Canadian/Mexican governments. The Company is also continuing to consider codeshare opportunities with other carriers, both domestic and international.

For the year 2009, the Company currently plans to reduce its fleet by a net two aircraft. The Company plans to add 13 new 737-700 aircraft from Boeing, and plans to return from lease or retire a total of fifteen aircraft. Based on current plans, the Company’s fleet is scheduled to total 535 737s by the end of 2009.

Results of Operations

2008 compared with 2007

The Company’s net income of $178 million ($.24 per share, diluted) in 2008 represented a decrease of $467 million, or 72.4 percent, compared to its 2007 net income of $645 million ($.84 per share, diluted). The majority of the decline in net income was due to the fluctuation of certain gains and losses, recorded in accordance with SFAS 133. These included adjustments impacting earnings through the recording of gains and/or losses in 2008 and 2007 associated with fuel derivatives expiring in future periods, and settlement/expiration of fuel derivative instruments for cash in 2008 or 2007, but for which gains and/or losses had been recorded in earnings in a prior period. See Note 10 to the Consolidated Financial Statements for further information. Both of these types of adjustments are related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives. Adjustments associated with fuel derivative instruments and SFAS 133 included $19 million in net losses for 2008, and $360 million in net gains for 2007. These are included in “Other (gains) losses, net,” which is below the operating income line, in both periods. Due to the fact that items associated with SFAS 133 have resulted in large adjustments to “Other (gains) losses, net,” the Company believes operating income provides a better indication of the Company’s financial performance for both 2008 and 2007 than does net income. The Company’s 2008 operating income was $449 million, a decrease of $342 million, or 43.2 percent, compared to 2007. The majority of this decrease in 2008 was due to the substantial increase in fuel expense, despite the fact that the Company once again benefited tremendously from its fuel hedging program. Entering 2008, the Company had instruments in place for over 75 percent of its anticipated fuel consumption needs at an average crude oil equivalent price of $51 per barrel. Even with this protection, however, the Company’s average jet fuel cost per gallon increased from $1.80 in 2007 to $2.44 in 2008.

Operating Revenues

Consolidated operating revenues increased $1.2 billion, or 11.8 percent, primarily due to a $1.1 billion, or 11.5 percent, increase in passenger revenues. Despite carrying approximately the same number of passengers as 2007, the Company was able to generate an 11.8 percent increase in average fares. The Company raised fares several times during 2008 in an attempt to keep up with rapidly increasing jet fuel prices. This strategy was aided by the Company’s own slowdown in growth as well as significant capacity reductions by competitors in certain of the Company’s markets. The Company purchased a total of 26 new Boeing 737-700 aircraft during 2008, and returned nine 737-300s from lease, resulting in the net addition of 17 aircraft for the year. This fleet growth enabled the Company to fly 3.6 percent more ASMs in 2008 versus the prior year. However, as a result of higher fares and general economic conditions, revenue passenger miles (RPMs) increased only 1.6 percent, resulting in a load factor decrease of 1.4 points to 71.2 percent. As a result of the Company’s management of fares, passenger revenue yield per RPM (passenger revenues divided by RPMs) increased 9.7 percent compared to 2007. Unit revenue (operating revenues divided by ASMs) also increased 7.8 percent compared to 2007 levels, primarily as a result of the higher RPM yield. Based on weak economic conditions, which are expected to persist at least in the short term, the Company had previously made the decision to further reduce its future capacity. The Company expects a four to five percent reduction in ASMs in first quarter 2009 compared to first quarter 2008 and approximately a four percent year-over-year decline in ASMs for full year 2009. Although recent unit revenue trends continue to be above prior year levels, there is no assurance this trend will continue. Because of the uncertainty surrounding the nation’s overall economy, it is difficult for the Company to precisely predict first quarter 2009 revenues.

Consolidated freight revenues increased $15 million, or 11.5 percent, versus 2007. This increase primarily was due to higher rates charged for cargo and freight during 2008. The Company currently expects a slight increase in consolidated freight revenues during first quarter 2009 versus first quarter 2008, primarily due to higher rates charged. “Other revenues” increased $55 million, or 20.1 percent, compared to 2007. Approximately half of the increase was due to an increase in charter revenues versus 2007 as the Company flew charters that were not operated by competitors due to capacity reductions and/or bankruptcy. The majority of the remainder of the increase was from higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card. The Company currently expects a slight year-over-year decrease in first quarter 2009 “Other revenues” compared to first quarter 2008 primarily due to lower expected charter revenues.

Operating Expenses

Consolidated operating expenses for 2008 increased $1.5 billion, or 16.6 percent, compared to a 3.6 percent increase in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per ASM for 2008 and 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2008		2007		Increase (decrease)		Percent change
Salaries, wages, and benefits	3.23	¢	3.22	¢	.01	¢	.3%
Fuel and oil	3.60		2.70		.90		33.3
Maintenance materials and repairs	.70		.62		.08		12.9
Aircraft rentals	.15		.16		(.01)		(6.3)
Landing fees and other rentals	.64		.56		.08		14.3
Depreciation and amortization	.58		.56		.02		3.6
Other	1.34		1.28		.06		4.7

Total	10.24	¢	9.10	¢	1.14	¢	12.5%

The Company’s 2008 CASM (cost per available seat mile) increased 12.5 percent compared to 2007. Approximately 80 percent of this increase was due to the increase in fuel expense, net of gains from the Company’s fuel hedging program. The majority of the remainder of the increase was due to higher airport costs and maintenance expense. As a result of higher fuel prices throughout much of 2008, the Company has continued its diligent focus on improving fuel efficiency and controlling non-fuel costs. The Company has implemented various technology improvements, which have improved efficiency and enabled the Company to grow headcount at either the same or a slower rate than capacity. Based on current cost trends, the Company expects first quarter 2009 unit costs to increase from first quarter 2008’s 9.69 cents, excluding any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting, primarily due to higher salaries, wages, and benefits and the continuation of higher maintenance costs. Unit costs will be negatively impacted due to the Company’s decision to decrease its capacity versus first quarter 2008, as it will have similar or higher fixed costs that are spread over fewer ASMs.

Salaries, wages, and benefits increased $127 million on an absolute dollar basis. Nearly the entire increase was from higher salaries and wages, primarily as a result of higher average wage rates. An increase in health and workers compensation benefits primarily caused by inflationary increases in the cost of medical care was mostly offset by a $46 million decrease in profitsharing, attributable to lower income available for profitsharing. The Company’s profitsharing expense excludes the unrealized gains and/or losses the Company records in its fuel hedging program as a result of SFAS 133. See Note 10 to the Consolidated Financial Statements for further information on SFAS 133 and fuel hedging. Salaries, wages, and benefits expense per ASM was basically flat compared to 2007. Salaries and wages per ASM increased primarily due to higher wage rates, but were almost completely offset by a decline in profitsharing expense per ASM, as capacity grew 3.6 percent, but profitsharing expense declined 34.7 percent versus 2007. Based on current trends, the Company expects salaries, wages, and benefits per ASM in first quarter 2009 to slightly increase from fourth quarter 2008’s unit cost of 3.32 cents, but not exceed 3.40 cents per ASM.

The Company’s Pilots are subject to an agreement between the Company and the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006. The Company and SWAPA are currently in discussions on a new agreement.

The Company’s Flight Attendants are subject to an agreement between the Company and the Transport Workers Union of America, AFL-CIO Local 556 (“TWU 556”), which became amendable in June 2008. The Company and TWU are currently in discussions on a new agreement.

The Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to an agreement between the Company and the Transport Workers Union of America, AFL-CIO Local 555 (“TWU 555”), which became amendable in July 2008. The Company and TWU are currently in mediation.

The Company’s Stock Clerks are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”), and the Company’s Mechanics are subject to an agreement between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”). Both of these agreements became amendable in August 2008. The Company and AMFA reached a Tentative Agreement on behalf of the Southwest Mechanics in fourth quarter 2008, which was ratified by the Mechanics during January 2009. The Company and IBT Local 19 remain in discussions on a new agreement for the Company’s Stock Clerks.

The Company’s Customer Service and Reservations Agents are subject to an agreement between the Company and the International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM”), which became amendable in November 2008. The Company and IAM are currently in discussions on a new agreement.

The Company’s Aircraft Appearance Technicians and Flight Dispatchers are subject to agreements between the Company and AMFA and the Company and the Transportation Workers of America, AFL-CIO, Local 550, which will become amendable in February 2009 and November 2009, respectively.

Fuel and oil expense increased $1.0 billion, or 38.0 percent, and on a per-ASM basis increased 33.3 percent versus 2007. Both the dollar and the per-ASM increase were driven primarily by a 35.6 percent increase in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and inclusive of the impact of SFAS 133, the Company recognized net gains totaling $1.1 billion in 2008 relating to fuel derivative instruments versus $686 million of net gains recognized in 2007. Cash settlements realized from the expiration/settlement of fuel derivatives were $1.3 billion in 2008 versus $727 million for 2007. The primary reason that gains recognized in Fuel and oil expense during 2008 were less than the cash settlement of fuel derivatives was due to the fact that a portion of the gains associated with these settlements had already been recognized in earnings in prior periods, as they were associated with ineffective hedges or derivatives that did not qualify for SFAS 133 special hedge accounting. See Note 10 to the Consolidated Financial Statements. The 2008 increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, its aircraft engines, and its flight plans and procedures. These steps resulted in a 2.1 percent reduction in fuel gallons consumed per ASM flown for 2008 versus 2007.

As of December 31, 2008, the Company holds fuel hedge positions for the years from 2009 through 2013. For each of these years, the Company has a net fuel hedge position for approximately ten percent of its currently forecasted fuel consumption for those periods. As of October 15, 2008, the Company had more significant fuel derivative positions related to these future periods, but during fourth quarter 2008, made the decision to reduce such positions to the current levels. The Company accomplished this reduced hedge by entering into additional derivative contracts — through selling primarily fixed-price swap derivatives. The Company believes this strategy enables it to participate in further price declines via the sold derivatives, which should materially offset further declines in value of the Company’s previously purchased derivatives. This decision also benefitted the Company by reducing its exposure to cash collateral requirements the Company would be required to post with its counterparties if market prices continued to fall. Since, in many cases, fuel derivatives were sold at lower prices than the positions that were previously purchased, and disregarding any future potential activity involving fuel derivative instruments, the Company has fixed some losses associated with these instruments and currently expects to pay higher than market prices for fuel for these future periods.

Maintenance materials and repairs per ASM increased 12.9 percent compared to 2007, while increasing $105 million on a dollar basis. On both a dollar basis and a per ASM basis, engine expense accounted for almost 60 percent of the increase and airframe expense accounted for approximately 40 percent of the increase. The majority of the increase in engine costs related to the Company’s 737-700 aircraft. For all of 2007 and the first half of 2008, these aircraft engines were accounted for on a time and materials basis. During the first half of 2008, there were significantly more repair events for these engines than in the first half of 2007. This was due to the fact that the 737-700 is the newest aircraft type in the Company’s fleet, and, as this fleet has matured, the number of engines on these aircraft undergoing their first major overhaul has increased. As further discussed below, in June 2008, the Company transitioned to a new engine repair agreement for these aircraft and, as noted below, expense is now based on flight hours associated with 737-700 engines. The expense for 737-700 engines recognized in the second half of 2008 associated with the current agreement also exceeded the expense recognized in the second half of 2007, when repairs were still being accounted for on a time and materials basis. The increase in airframe expense primarily was due to more planned airframe inspection and repair events than in the prior year. These events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event.

In June 2008, the Company transitioned from its previous 737-700 engine repair agreement with GE Engines Services, Inc. (GE Engines), under which repairs were done pursuant to a combination of fixed pricing and time and material terms, to a new agreement with GE Engines that provides for engine repairs to be done on a rate per flight hour basis. The previous agreement was set to expire in 2013, while the new agreement will expire in 2018. The new agreement covers all engines currently in the Company’s 737-700 fleet as well as future firm deliveries for this aircraft type. Under this new agreement, the Company has effectively transferred risk for specified future repairs and maintenance on these engines to the service provider and will pay GE Engines a contractual rate per hour flown, as stated in the agreement. Since expense for these engine repairs is now based on engine hours flown, as it is for the Company’s 737-300 and 737-500 fleet, this new agreement allows the Company to more reliably predict future engine repair costs. Considering the new agreement, the Company expects Maintenance materials and repairs per ASM for first quarter 2009 to be similar to the .78 cents per ASM experienced in fourth quarter 2008, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals expense per ASM decreased 6.3 percent and, on a dollar basis, decreased slightly. Both decreases primarily were due to the fact that the Company returned nine operating lease aircraft to lessors during 2008 while the Company’s overall ASM capacity increased 3.6 percent — through purchases of new aircraft from Boeing. The Company executed a sale and leaseback of five of its 737-700 aircraft during December 2008, and the leases qualified as operating leases. The Company also executed a sale and leaseback of an additional five of its 737-700 aircraft during first quarter 2009, and has determined that these leases will be classified as operating leases. As a result of these transactions, the Company currently expects rental expense per ASM for first quarter 2009 to be in the .18 cent range.

Landing fees and other rentals increased $102 million on a dollar basis and increased 14.3 percent on a per-ASM basis, compared to 2007. The majority of both the dollar increase and per ASM increase was due to higher space rentals in airports as a result of both space increases by the Company to accommodate new flight activity and higher rates charged by those airports for gate and terminal space. A portion of these higher rates charged by airports was due to other airlines’ reduced capacity, as airport costs are then allocated among a fewer number of total flights. As a consequence of this continued rate inflation at various airports, the Company currently expects Landing fees and other rentals per ASM in first quarter 2009 to be in the low .70 cents per ASM range.

Depreciation and amortization expense increased $44 million on a dollar basis compared to 2007, and was up 3.6 percent on a per-ASM basis. The dollar increase primarily was due to the 26 new 737-700 aircraft purchased during 2008. On a per ASM basis, the increase was due to a higher proportion of the Company’s 2008 growth being accomplished through owned aircraft. Prior to the sale and leaseback of five aircraft executed during December 2008, the Company had purchased the 26 new aircraft received during 2008 and had returned nine previously leased aircraft back to lessors, thereby increasing the percentage of the fleet owned. Taking into account the sale and leaseback transactions completed in December 2008 and January 2009, the Company expects an increase in depreciation expense for first quarter 2009 on a per-ASM basis compared to fourth quarter 2008, due to approximately the same number of owned aircraft spread over a reduced number of ASMs. See Note 4 to the Consolidated Financial Statements for further information on the Company’s future aircraft deliveries and Note 8 for further information on the sale and leaseback transactions.

Other operating expenses increased $105 million and were up 4.7 percent on a per-ASM basis, compared to 2007. The majority of the increases on both a dollar basis and a per ASM basis were due to an increase in revenue-related costs associated with the 11.5 percent increase in passenger revenues (such as credit card processing fees). Taking into account the reclassification of fuel taxes into “Fuel and oil” expense as noted in Note 1 to the Consolidated Financial Statements, the Company currently expects other operating expenses on a per-ASM basis for first quarter 2009 to be in the 1.50 cents range, primarily due to higher costs related to marketing and advertising initiatives.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $11 million, or 9.2 percent, primarily due to the Company’s issuance of $500 million Pass Through Certificates in October 2007, the Company’s borrowing under its $600 million term loan in May 2008, and its borrowing of $400 million of the available $600 million under its revolving credit facility in October 2008. These issuances were partially offset by declines in floating interest rates associated with the Company’s floating rate debt. The Company currently expects an increase in first quarter 2009 interest expense compared to first quarter 2008, primarily due to a higher average debt balance associated with borrowings in 2008. See Note 7 to the Consolidated Financial Statements for more information on long-term debt transactions. Capitalized interest declined 50.0 percent, or $25 million, compared to 2007, due to a reduction in progress payment balances for scheduled future aircraft deliveries and lower interest rates. Interest income decreased $18 million, or 40.9 percent, primarily due to a decrease in average rates earned on invested cash and short-term investment balances. See Note 1 to the Consolidated Financial Statements for more information.

“Other (gains) losses, net,” primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133. During the first half of 2008, the Company recorded significant gains related to the ineffectiveness of its hedges, as well as the increase in market value of fuel derivative contracts that were marked to market because they did not qualify for SFAS 133 hedge accounting, as commodity prices rose during that period. During the second half of 2008, when commodity prices fell, the Company recorded significant losses from hedge ineffectiveness and derivatives not qualifying for SFAS 133 hedge accounting, thereby more than offsetting the gains previously recorded during the first half of the year. During 2007, the Company recorded significant gains related to the ineffectiveness of its hedges as well as to the increase in market value of fuel derivative contracts that were marked to market because they did not qualify for SFAS 133 hedge accounting. The gains resulted from the increase in the fair value of the Company’s portfolio of fuel derivative instruments as commodity prices rose. The following table displays the components of “Other (gains) losses, net,” for the years ended December 31, 2008 and 2007:

	2008	2007
	(In millions)
Mark-to-market impact from fuel contracts settling in future periods — included in Other (gains) losses, net	$(6)	$(219)
Ineffectiveness from fuel hedges settling in future periods — included in Other (gains) losses, net	106	(51)
Realized ineffectiveness and mark-to-market (gains) or losses — included in Other (gains) losses, net	(80)	(90)
Premium cost of fuel contracts included in Other (gains) losses, net	69	58
Other	3	10

	$92	$(292)

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income Taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 35.9 percent in 2008 from 39.0 percent in 2007. The lower 2008 rate included an $12 million ($.01 per share, diluted) net reduction related to the first quarter 2008 reversal of a 2007 revision in Illinois income tax laws. The 2007 rate included an $11 million addition to taxes from the enactment of the Illinois tax law. The Company currently expects its 2009 effective tax rate to be between 37 and 38 percent.

2007 Compared With 2006

The Company’s profit of $645 million ($.84 per share, diluted) in 2007 was an increase of $146 million, or 29.3 percent, compared to its 2006 net income of $499 million ($.61 per share, diluted). However, the Company’s net profit results in both 2007 and 2006 included certain gains and losses, recorded in accordance with SFAS 133, that relate to fuel derivatives expiring in future periods. These adjustments, which are related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives, are included in “Other (gains) losses,” which is below the operating income line, in both periods. In 2007, these adjustments totaled net gains of $360 million. For 2006, these adjustments totaled net losses of $101 million. Therefore, the Company believes operating income provides a better indication of its financial performance for both 2007 and 2006 than does net income. The Company’s 2007 operating income was $791 million, a decrease of $143 million, or 15.3 percent, compared to 2006. The decrease in operating income primarily was driven by a substantial increase in fuel expense, despite the fact that the Company once again benefited tremendously from its fuel hedging program. The Company had instruments in place to protect against over 90 percent of its fuel consumption needs at an average crude oil equivalent price of $50 per barrel. This resulted in a $686 million reduction to Fuel and oil expense during 2007, although, even with this protection, the Company’s average jet fuel cost per gallon, including fuel-related taxes, increased from $1.64 in 2006 to $1.80 in 2007. Although fuel prices began 2007 at moderately high levels, they quickly increased and stayed at record levels throughout most of the second half of the year. Market crude oil prices flirted with $100 per barrel several times during 2007 and market (unhedged) jet fuel prices reached higher than $2.85 per gallon during the second half of the year.

Operating Revenues

Consolidated operating revenues increased $775 million, or 8.5 percent, primarily due to a $707 million, or 8.1 percent, increase in passenger revenues. The increase in passenger revenues primarily was due to an increase in capacity, as the Company added aircraft and flights, resulting in a 7.5 percent increase in available seat miles compared to 2006. The Company purchased a total of 37 new Boeing 737-700 aircraft during 2007, and added another two leased 737-700s from a previous owner, resulting in the addition of 39 aircraft for the year. The Company attempted to combat high fuel prices through modest fare increases. However, general economic conditions as well as significant low-fare competition made it difficult to raise fares as much as the Company had done in 2006. The Company’s passenger revenue yield per RPM (passenger revenues divided by revenue passenger miles) increased 1.2 percent compared to 2006. Unit revenue (total revenue divided by available seat miles) also increased 0.9 percent compared to 2006 levels, as a result of the higher RPM yield.

Consolidated freight revenues decreased $4 million, or 3.0 percent, versus 2006. A $10 million, or 8.5 percent, increase in freight revenues, primarily resulting from higher rates, was more than offset by a $14 million decline in mail revenues. The lower mail revenues were due to the Company’s decision to discontinue carrying mail for the U.S. Postal Service effective as of the end of second quarter 2006. “Other revenues” increased $72 million, or 35.6 percent, compared to 2006, primarily from higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card.

Operating Expenses

Consolidated operating expenses for 2007 increased $918 million, or 11.3 percent, compared to a 7.5 percent increase in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per ASM for 2007 and 2006 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2007		2006		Increase (Decrease)		Percent Change
Salaries, wages, and benefits	3.22	¢	3.29	¢	(.07	)¢	(2.1)%
Fuel and oil	2.70		2.47		.23		9.3
Maintenance materials and repairs	.62		.51		.11		21.6
Aircraft rentals	.16		.17		(.01)		(5.9)
Landing fees and other rentals	.56		.53		.03		5.7
Depreciation and amortization	.56		.56		—		—
Other	1.28		1.27		.01		0.8

Total	9.10	¢	8.80	¢	.30	¢	3.4%

The Company’s 2007 CASM (cost per available seat mile) increased 3.4 percent compared to 2006. Approximately 80 percent of this increase was due to the increase in fuel expense, net of gains from the

Company’s fuel hedging program. The remainder of the increase was due to higher maintenance expense. All other operating expense categories combined to be approximately flat compared to 2006. Due to higher fuel prices, the Company intensified its focus on controlling non-fuel costs and continued to mitigate wage rate and benefit cost pressures through productivity and efficiency improvements. The Company’s headcount per aircraft at December 31, 2007, was 66, versus a December 31, 2006 level of 68. From the end of 2003 to the end of 2007, the Company’s headcount per aircraft decreased 22 percent, as it implemented various technology improvements, which improved efficiency and enabled the Company to grow capacity without a commensurate increase in headcount.

On an absolute dollar basis, Salaries, wages, and benefits increased $161 million, primarily from a $204 million increase in salaries and wages, partially offset by a $43 million decrease in benefits. The dollar increase in salaries and wages primarily was due to a 5.2 percent headcount increase, and the dollar decrease in benefits primarily was due to a $33 million decrease in profitsharing, attributable to lower income available for profitsharing, and a $43 million decrease in share-based compensation, due to fewer Employee stock options becoming vested during 2007 versus 2006. These benefits decreases were partially offset by higher healthcare costs. Although the Company’s net income was higher than 2006, income available for profitsharing was lower, since the Company’s profitsharing plan does not consider the unrealized gains and/or losses the Company records in its fuel hedging program as a result of SFAS 133. Salaries, wages, and benefits expense per ASM decreased 2.1 percent compared to 2006, primarily due to lower profitsharing expense and lower share-based compensation expense, despite the increase in ASMs. See Note 10 to the Consolidated Financial Statements for further information on SFAS 133 and fuel hedging, and Note 14 for further information on share-based compensation.

Fuel and oil expense increased $406 million, and on a per-ASM basis increased 9.3 percent versus 2006. Approximately 55 percent of the dollar increase was due to an increase in fuel prices, and the remainder was from an increase in gallons consumed to support the 7.5 percent capacity increase versus 2006. On a per-ASM basis, nearly the entire increase was due to higher fuel prices. The fuel derivative instruments the Company held for 2007 were not as favorable as those held in the prior year, as they were at higher average crude-oil equivalent prices than the instruments that settled/expired in 2006. Despite this, the Company’s hedging program resulted in the realization of $727 million in cash settlements during 2007. These settlements generated a 2007 reduction to Fuel and oil expense of $686 million, compared to the prior year when the Company’s fuel derivative instruments resulted in a $634 million reduction to Fuel and oil expense. Even with these significant hedge positions in both years, the Company’s jet fuel cost per gallon increased 9.8 percent versus 2006. The average cost per gallon of jet fuel in 2007 was $1.80 compared to $1.64 in 2006, including fuel-related taxes and net of hedging gains. See Note 10 to the Consolidated Financial Statements. The 2007 increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, including the addition of blended winglets to all of the Company’s 737-700 aircraft and a significant number of its 737-300 aircraft.

Maintenance materials and repairs per ASM increased 21.6 percent compared to 2006, while increasing $148 million on a dollar basis. On a dollar basis, engine expense accounted for over 45 percent of the increase and airframe expense accounted for over 43 percent of the increase. With respect to airframe expense, the Company completed significantly more planned airframe inspection and repair events than in 2006. These events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event, and were also due to the ongoing transition to a new airframe maintenance program for 737-300 and 737-500 aircraft which began in 2006. In engine expense, there was a significant increase in repairs for the Company’s 737-700 aircraft engines primarily due to the maturation of this fleet, which was introduced in 1997, and more repair events than expected. On a per-ASM basis, approximately 48 percent of the increase in maintenance materials and repairs was a result of the higher airframe expense, and approximately 43 percent of the increase was due to the higher engine expense.

Aircraft rentals expense per ASM decreased 5.9 percent and, on a dollar basis, decreased slightly. The decrease per ASM primarily was due to the fact that the Company increased overall ASMs by 7.5 percent, but the number of aircraft on operating lease increased by only two from 2006 to 2007. The Company added 37 purchased aircraft to its fleet during 2007, and leased two additional 737-700 aircraft.

Landing fees and other rentals increased $65 million on a dollar basis and 5.7 percent on a per-ASM basis, compared to 2006. The dollar increase primarily was due to an increase in airport gate space to support the increase in capacity and trips flown versus 2006. On a per-ASM basis, the increase primarily was due to higher rates paid for airport space.

Depreciation and amortization expense increased $40 million on a dollar basis compared to 2006, but was flat on a per-ASM basis. The dollar increase primarily was due to 37 new 737-700 aircraft purchased during 2007. See Note 4 to the Consolidated Financial Statements for further information on the Company’s future aircraft deliveries.

Other operating expenses increased $100 million but were relatively flat on a per-ASM basis, compared to 2006. On a dollar basis, over 20 percent of the increase was due to an increase in revenue-related costs associated with the 8.1 percent increase in passenger revenues (such as credit card processing fees) and over 20 percent was due to higher personnel expenses (which includes items associated with flight crew travel, such as hotel and per diem costs) caused by the increase in capacity and trips flown.

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

Income taxes

The provision for income taxes, as a percentage of income before taxes, increased to 39.0 percent in 2007 from 36.8 percent in 2006. The higher 2007 rate included an $11 million ($.01 per share, diluted) net addition related to a revision in Illinois income tax laws enacted in 2007. The 2006 rate included a $9 million net reduction related to a revision in the State of Texas franchise tax law enacted during 2006. As a result of the January 2008 reversal of the 2007 Illinois tax law change, the Company reversed the previously mentioned $11 million net charge during first quarter 2008.

Liquidity And Capital Resources

Net cash used in operating activities was $1.5 billion in 2008 compared to $2.8 billion provided by operations in 2007. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. Operating cash flows over the past three years have also been significantly impacted by the Company’s fuel hedge positions and the significant fluctuation in fair value of those positions. During 2006, 2007, and the first ten months of 2008, the value of the Company’s fuel derivative instruments was positive, resulting in the Company holding counterparty cash deposits — at times significant amounts. These cash deposits held were reflected as an increase to Cash and a corresponding increase to Accrued liabilities. In the Consolidated Statement of Cash Flows, increases and/or decreases to these cash deposits have been reflected in operating cash flows within the changes to “Accounts payable and accrued liabilities” line item. In late 2008, the net fair value of fuel derivative instruments held became a liability, requiring the Company to post cash collateral with a counterparty. As of December 31, 2008, the amount of cash posted with this counterparty was $240 million, and is reflected as a decrease to Cash and a corresponding increase to “Prepaid expenses and other current assets.” Increases or decreases to cash deposits posted to counterparties are reflected in operating cash flows within the changes to “Other current assets” line item. Since the amount of cash collateral deposits held by the Company at December 31, 2007 was $2.0 billion, the net change in cash deposits for 2008 was a net operating outflow of $2.2 billion. This compares to an increase in counterparty deposits (operating inflow) of $1.5 billion for 2007. The increase in these deposits during 2007 was due to the significant increase in fair value of the Company’s fuel derivative portfolio from December 31, 2006, to December 31, 2007 (in conjunction with rising energy prices). Cash flows associated with purchasing derivatives, which are also classified as operating cash flows, were a net outflow of $418 million in 2008, but were immaterial for 2007. Cash flows from operating activities for 2008 were also driven by the $178 million in net income, plus noncash depreciation and amortization expense of $599 million. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk,” respectively. Operating cash generated primarily is used to finance aircraft-related capital expenditures and to provide working capital.

Net cash flows used in investing activities in 2008 totaled $978 million, versus $1.5 billion used in 2007. Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 26 new 737-700 aircraft in 2008 versus the purchase of 37 737-700s in 2007. See Note 4 to the Consolidated Financial Statements. Investing activities for 2008 and 2007 were also reduced by $55 million and $198 million, respectively, related to changes in the balance of the Company’s short-term investments.

Net cash provided by financing activities was $1.7 billion in 2008. During 2008, the Company borrowed $600 million under a Term Loan Agreement, borrowed $400 million under its revolving credit facility, sold $400 million of Secured Notes, and raised approximately $173 million from a sale and leaseback transaction involving five of the Company’s 737-700 aircraft. The Company also received $117 million in proceeds from Employees’ exercise of stock options and $91 million from a credit line borrowing. These inflows were partially offset by the Company’s repurchase of $54 million of its Common Stock, representing a total of 4.4 million shares. Net cash used in financing activities was $493 million in 2007, primarily from the Company’s repurchase of $1.0 billion of its common stock. The Company repurchased a total of 66 million shares of outstanding common stock during 2007 as a result of buyback programs authorized by the Company’s Board of Directors. These uses were partially offset by the October 2007 issuance of $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

The Company recently amended one of its counterparty agreements, and the amendment became effective in January 2009. This amendment significantly reduced the Company’s current exposure to cash collateral requirements. Previously, if the Company became obligated to post collateral as security for its potential obligations under the agreement, all such collateral was required to be cash. Under the amendment, until January 1, 2010, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company will continue to be required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash.

Off-Balance Sheet Arrangements, Contractual Obligations, And Contingent Liabilities And Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 26 Boeing 737-700 aircraft in 2008, all of which were new aircraft from Boeing. Three additional Boeing 737-700 aircraft were scheduled to be received during 2008; however, due to a strike by machinists at Boeing during the second half of the year, these aircraft were deferred until 2009. The Company also retired nine of its older leased 737-300 aircraft during 2008 and executed a sale and leaseback transaction for five of its owned 737-700 aircraft. Due to the collapse of the credit market in 2008 and the severe economic recession, the Company evaluated its future aircraft needs based on a projected decline in demand for air travel. This led the Company to revise its future firm commitments for new aircraft from Boeing. As of December 31, 2008, the Company had reduced its firm orders to a total of 99 737-700 aircraft for the years 2009 through 2016. The Company also had reduced its options to 67 737-700 aircraft from 2010 through 2015, with an additional 54 purchase rights for 737-700 aircraft through 2018 as set forth in Note 4 to the Consolidated Financial Statements. In January 2009, the Company further revised its firm orders to 104 737-700 aircraft and its options to 62 737-700 aircraft as set forth in “Part I, Item 2” of this filing. The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from Boeing and must be exercised 18 months prior to the contractual delivery date.

The leasing of aircraft (including the sale and leaseback of aircraft) effectively provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2008, the Company operated 91 leased aircraft, of which 82 are operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $222 million at December 31, 2008.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2008:

	Obligations by period (in millions)
Contractual obligations	2009	2010 - 2011	2012 - 2013	Beyond 2013	Total
Long-term debt (1)	$58	$1,028	$523	$1,879	$3,488
Interest commitments (2)	188	376	271	668	1,503
Capital lease commitments (3)	16	27	—	—	43
Operating lease commitments	376	573	355	728	2,032
Aircraft purchase commitments (4)	393	937	1,135	769	3,234
Other purchase commitments	50	117	52	—	219

Total contractual obligations	$1,081	$3,058	$2,336	$4,044	$10,519

(1)	Includes current maturities, but excludes amounts associated with interest rate swap agreements

(2)	Related to fixed-rate debt

(3)	Includes amounts classified as interest

(4)	Firm orders from Boeing

In addition to the above contractual fixed obligations, the Company also had estimated obligations at December 31, 2008, related to its fuel derivative positions for the years 2009 through 2013 (based on the contractual settlement date of those derivative instruments). Although the fair value of these positions can fluctuate significantly based on forward market prices for crude oil, heating oil, and unleaded gasoline, the following table displays these estimated obligations as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Total
Fuel derivative obligations	$246	$239	$236	$146	$125	$992

Available to the Company at December 31, 2008, was cash on hand and short-term investments totaling $1.8 billion, present and future internally generated funds, and $200 million remaining under its $600 million bank revolving line of credit. The Company’s October 2008 $400 million borrowing under its revolving credit facility is being used for general corporate purposes and was done in order to enhance the Company’s liquidity as a result of the current instability of the credit market. Unless extended or renewed, the revolving credit facility expires and would require full repayment by August 2010. Subsequent to December 31, 2008, the Company executed the second tranche of a sale and leaseback transaction generating approximately $173 million in cash for the Company. In addition, the Company will also consider various borrowing or leasing options to maximize earnings and supplement cash requirements. Notwithstanding current economic conditions and the current liquidity environment, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets, modest leverage, and consistent profitability, which should enable it to meet its 2009 capital and operating requirements. However, given the current environment, interest rates on borrowing are significantly higher than levels experienced in recent history. As of December 31, 2008, the book value of the Company’s unencumbered aircraft totaled approximately $7.5 billion.

Standard & Poor’s and Fitch both recently downgraded the Company’s credit rating from “A-” to “BBB+” based on the volatility of fuel prices, current economic conditions, and a more negative assessment of the long-term fundamentals of the U.S. airline industry. While the Company’s credit rating remains “investment grade,” as defined, the lower rating will likely result in a slight increase in its borrowing costs on a prospective basis. Moody’s has also recently reaffirmed the Company’s “Baa1” rating, which is also considered “investment grade.”

In 2006 and 2007, the Company’s Board of Directors authorized five separate programs for the repurchase of up to a total of $1.8 billion of the Company’s Common Stock—$300 million authorized in January 2006, $300 million authorized in May 2006, $400 million authorized in November 2006, $300 million authorized in March 2007, and $500 million authorized in May 2007. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, the last of which was completed during third quarter 2007, resulted in the repurchase of a total of approximately 116 million shares.

During January 2008, the Company’s Board of Directors authorized an additional program for the repurchase of up to $500 million of the Company’s Common Stock. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. The Company repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing. The Company does not believe it is prudent to repurchase shares at the current time considering today’s unstable financial markets and volatile fuel prices.

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

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2008 was $963 million, compared to $931 million as of December 31, 2007.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage,” tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets. Holding other factors constant, a ten-percent change in the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets for 2008 would have resulted in a $21 million, or .2 percent, change in Passenger revenues recognized for that period.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, and promotional fare activity. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. No material adjustments were recorded for the years 2008, 2007, or 2006.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting For Long-lived Assets

As of December 31, 2008, the Company had approximately $15.9 billion (at cost) of long-lived assets, including $13.7 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 455 Boeing 737 aircraft in the Company’s fleet at December 31, 2008, which are either owned or on capital lease. The remaining 82 Boeing 737 aircraft in the Company’s fleet at December 31, 2008, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

	Estimated Useful Life	Estimated Residual value
Aircraft and engines	23 to 25 years	10%-15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	5 years or lease term	0%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing). The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP.

When appropriate, the company evaluates its long-lived assets for impairment. factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. while the airline industry as a whole has experienced many of these indicators, the company has continued to operate all of its aircraft, generate positive cash flow, and produce profits. consequently, the company has not identified any impairments related to its existing aircraft fleet. the company will continue to monitor its long-lived assets and the airline operating environment.

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

SFAS 133 requires that all derivatives be reflected at market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2008, the Company was a party to over 536 financial derivative instruments, related to its fuel hedging program, for the years from 2009 through 2013. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2008, was a net liability of $992 million, compared to an asset of $2.4 billion at December 31, 2007. The large decrease in fair value primarily was due to the significant decrease in energy prices in the fourth quarter of 2008, net of the expiration (i.e., settlement in which the Company received cash proceeds) of approximately $1.3 billion in fuel derivative instruments that related to 2008 and net of new derivative instruments the Company added for future years. Of the $992 million liability in fair value of fuel hedging financial derivative instruments at December 31, 2008, approximately $246 million is expected to settle, or expire during 2009. Changes in the fair values of these instruments can vary dramatically, as was evident during 2008, based on changes in the underlying commodity prices. During 2008, market “spot” prices for crude oil peaked at a high of over $147 per barrel and hit a low price of under $35 per barrel—both within a period of approximately five months. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In recent years, because of increased volatility in energy markets, the Company’s estimates of the presumed effectiveness of its hedges made at the time the hedges were initially designated have materially differed from actual results, resulting in increased volatility in the Company’s periodic financial results. For example, historical data had been utilized in qualifying unleaded gasoline for SFAS 133 hedge accounting under the presumption that derivatives of such commodity would result in effective hedges, as defined. This historical data is updated every quarterly reporting period to ascertain whether SFAS 133 hedge accounting is allowed for every commodity the Company uses in its hedging program. Based on these updates, in certain prior periods, the Company has in fact lost SFAS 133 hedge accounting for all unleaded gasoline derivative instruments. At such times, the Company has marked all such derivatives to market value in each quarterly period, with all changes in value reflected as a component of “Other (gains) losses, net” in the Consolidated Statement of Income. Although

commodities such as crude oil and heating oil have continued to qualify for hedge accounting in most cases, there have been instances in which the Company has also lost hedge accounting in specific geographic locations for these commodities. In these instances, the Company has also marked such derivatives to market value with changes reflected in the income statement each reporting period. Although the Company’s prospective assessment has been utilized to ensure that crude oil and heating oil in most cases still qualify for SFAS 133 hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. If recent volatility in these commodity markets continues for an extended period of time or worsens in the near future, the Company could lose hedge accounting altogether for all crude oil and heating oil derivatives, which would create further volatility in the Company’s financial results.

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

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s financial statements. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on the change in value of derivative contracts settling in future periods recorded during recent periods has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for protection. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased in recent years, primarily due to these reasons. Depending on the level at which the Company is hedged at any point in time, as the fair value of the Company’s hedge positions fluctuate in amount from period to period, there could be continued variability recorded in the income statement, and furthermore, the amount of hedge ineffectiveness and unrealized gains or losses recorded in earnings may be material. This is primarily because small differences in the correlation of crude oil related products could be leveraged over large dollar volumes.

The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges, as required by SFAS 133. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. In accordance with SFAS 133, the Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating future cash flows (i.e., jet fuel prices) has been consistently applied during 2008, 2007, and 2006, in accordance with the Company’s interpretation of SFAS 133. The Company also has not changed its method for either assessing or measuring hedge ineffectiveness during these periods.

At times, the Company also utilizes financial derivative instruments in the form of interest rate swap agreements. Prior to 2008, the Company had entered into interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027. The primary objective for the Company’s use of these interest rate hedges was to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. These interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.

During 2008, the Company entered into an interest rate swap agreement concurrent with its entry into a twelve-year, $600 million floating-rate Term Loan Agreement. Under this swap agreement, which is accounted for as a cash flow hedge, the interest rate on the term loan is essentially fixed for its entire term at 5.223 percent and ineffectiveness is required to be measured each reporting period.

The fair values of the Company’s interest rate swap agreements are adjusted regularly and are recorded in the Consolidated Balance Sheet. If the interest rate hedge is accounted for as a fair value hedge, the corresponding offsetting adjustment is to the carrying value of the long-term debt. For the interest rate hedge accounted for as a cash flow hedge, the corresponding offsetting adjustment is to “Accumulated other comprehensive income (loss)”, net of appropriate taxes. The total fair value of all interest rate swap agreements, excluding accrued interest, at December 31, 2008, was an asset of approximately $81 million. The total fair value of the swap agreements held at December 31, 2007, was an asset of $16 million. See Note 10 to the Consolidated Financial Statements.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments, and forward jet fuel prices, would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Share-Based Compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Chairman Emeritus of the Company.

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. In estimating expected stock price volatility at the time of a particular stock option grant, the Company relies on observations of historical volatility trends, implied future volatility observations as determined by independent third parties, and implied volatility from traded options on the Company’s stock. For 2008, 2007, and 2006 option grants, the Company has consistently utilized a weighted-average approach that calculates expected volatility using two-thirds implied volatility and one-third historical volatility. In determining the expected term of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups.

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

Vesting terms for the Company’s stock option plans differ based on the type of grant made and the group to which the options are granted. For grants made to Employees under collective bargaining plans, vesting has ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For grants to other Employees, options generally vest and become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) effective January 1, 2008. The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2008, these included auction rate security investments, valued at $200 million, a portion of its fuel derivative option contracts, which were a net liability of $864 million, and $8 million in other investments.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the Consolidated Balance Sheet. At December 31, 2008, approximately $109 million of these instruments are classified as available for sale securities and $91 million are classified as trading securities. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1 under SFAS 157. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008. In addition, the Company obtained an independent valuation of a selected number of auction rate security instruments and has considered these valuations in determining estimated fair values of other similar instruments within its portfolio. The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value. These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics. Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “Accumulated other comprehensive income (loss).” Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the periodic auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary. These conclusions will also continue to be evaluated and challenged in subsequent periods. The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately six percent of the Company’s total cash, cash equivalent, and investment balance at December 31, 2008, which it believes allows it sufficient time for the securities to return to full value. For the $91 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010. As part of this agreement, the Company has entered into a line of credit in which it has received a $91 million loan that is secured by the auction rate security instruments from that counterparty. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities. Since that time, the Company has been able to sell $252 million of these instruments at par value, in addition to the $91 million subject to the agreement to be sold at par in June 2010. The Company is also in discussions with other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

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

As discussed in Note 10 to the consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133. Any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within “Accumulated other comprehensive income (loss)” until the period in which the expected cash flow impacts earnings. Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net”, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Item 7A. Quantitative	And Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 91 aircraft under operating and capital leases. However, leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Fuel hedging

The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases.

The Company expects to consume approximately 1.5 billion gallons of jet fuel in 2009. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $15 million per year, excluding any impact of the Company’s derivative instruments.

As of December 31, 2008, the Company held a net position of fuel derivative instruments that effectively represented a hedge of approximately ten percent of its anticipated jet fuel purchases for each year from 2009 through 2013. Prior to fourth quarter 2008, the Company had held fuel derivative instruments for a much larger portion of its anticipated fuel purchases for these years; however, due to the recent precipitous decline in fuel prices, the Company significantly reduced its hedge in order to minimize fuel hedging losses related to further oil price declines and to minimize the potential for the Company to provide additional cash collateral deposits to counterparties. The Company accomplished this reduced hedge by entering into additional derivative contracts—through selling primarily fixed-price swap derivatives. The Company believes this strategy enables it to participate in further price declines via the sold derivatives, which should materially offset further declines in value of the Company’s previously purchased derivatives. The total net fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2008, was a net liability of $992 million. The current portion of these financial derivative instruments, or $246 million, is classified as a component of “Accrued liabilities” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $746 million, is included in “Other deferred liabilities.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten-percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2008 (for all years from 2009 through 2013), prices would correspondingly change the fair value of the commodity derivative instruments in place by up to approximately $90 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2008, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, in such cases, the Company does not expect any of the counterparties to fail to meet their obligations and has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2008, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of December 31, 2008, the Company had active portfolios with three of these counterparties. Based on the Company’s current investment grade credit rating, for one counterparty, these collateral provisions require cash deposits to be posted whenever the net fair value of derivatives associated with that counterparty exceed a specific threshold—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or posted by the Company if the value of derivatives is a liability to the Company.

During fourth quarter 2008, the modification of the Company’s fuel hedge portfolio, in combination with the amendment to one of the Company’s counterparty agreements that became effective in January 2009, significantly reduced the Company’s current exposure to cash collateral requirements. Prior to the amendment, if the Company became obligated to post collateral as security for its potential obligations under this counterparty agreement, all such collateral was required to be cash. Under the agreement, as amended, until January 1, 2010, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company will continue to be required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash. As of January 20, 2009, assuming no changes to the Company’s current net fuel hedge position, the forward market price of crude oil would have to fall to approximately $10 per barrel for each year from 2009 to 2013 before the Company would exceed the $700 million threshold that would require additional cash collateral beyond the initial $300 million level.

At December 31, 2008, the Company had posted $240 million in cash collateral deposits with a counterparty under these bilateral collateral provisions. The deposits are classified as a component of “Prepaid expenses and other current assets” in the Consolidated Balance Sheet. See also Note 10 to the Consolidated Financial Statements.

Financial market risk

The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it has maintained a strong balance sheet and a “BBB+” rating with Fitch and Standard & Poor’s, and a “Baa1” credit rating with Moody’s as of December 31, 2008. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings are floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012, the $350 million 5.25% senior unsecured notes due 2014, the $300 million 5.125% senior unsecured notes due 2017, and the $100 million 7.375% senior unsecured debentures due 2027. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the notes or debentures that were converted to a floating rate as previously noted, the Company’s only fixed-rate senior unsecured notes at December 31, 2008 were its $300 million notes due 2016. These senior unsecured notes have a fixed-rate of 5.75 percent, which is comparable to average rates prevailing for similar debt instruments over the last ten years. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2008:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Secured Notes	$400	10.500%	12/15/2011	17 specified Boeing 737-700 aircraft
Pass Through Certificates	500	6.240%	8/1/2022	16 specified Boeing 737-700 aircraft
Term Loan Agreement	600	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $1.4 billion, and this debt had a weighted-average maturity of 6.9 years at floating rates averaging 4.0 percent for the twelve months ended December 31, 2008. In total, the Company’s fixed rate debt and floating rate debt represented 14.7 percent and 12.3 percent, respectively, of total noncurrent assets at December 31, 2008.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.4 billion, and short-term investments, which totaled $435 million, at December 31, 2008. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, auction rate securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. However, as a result of recent turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2008, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 10 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash (excluding cash collateral deposits held, if applicable), and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2008, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $3 million. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2008, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, its outstanding debt agreements, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. For the revolving credit facility, of which $400 million of the available $600 million had been drawn as of December 31, 2008, the Company must also maintain, at all times, a Coverage Ratio, as defined in the agreement, of not less than 1.25 to 1.00. The Company met this condition as of December 31, 2008. However, if conditions change and the Company fails to meet the minimum standards set forth in the agreement, there could be a reduction in the availability of cash under the agreement, or an increase in the costs to keep the agreement intact as written. Two of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating falls below investment grade by two of the three major rating agencies. As of December 31, 2008, there was no cash posted with these counterparties. Given the Company’s net fuel hedge liability with these counterparties at December 31, 2008, and assuming its credit rating were below investment grade as of that date, the Company would have been required to post approximately $700 million in cash collateral deposits with the counterparties. However, these cash collateral deposit requirements would be correspondingly reduced as the underlying fuel derivative instruments settle—including by approximately $244 million in 2009.

The Company currently has processing agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s “Air traffic liability.”

As of December 31, 2008 the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,368	$2,213
Short-term investments	435	566
Accounts and other receivables	209	279
Inventories of parts and supplies, at cost	203	259
Fuel derivative contracts	—	1,069
Deferred income taxes	365	—
Prepaid expenses and other current assets	3 13	57

Total current assets	2,893	4,443
Property and equipment, at cost:
Flight equipment	13,722	13,019
Ground property and equipment	1,769	1,515
Deposits on flight equipment purchase contracts	380	626

	15,871	15,160
Less allowance for depreciation and amortization	4,831	4,286

	11,040	10,874
Other assets	375	1,455

	$14,308	$16,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668	$759
Accrued liabilities	1,012	3,107
Air traffic liability	963	931
Current maturities of long-term debt	163	41

Total current liabilities	2,806	4,838
Long-term debt less current maturities	3,498	2,050
Deferred income taxes	1,904	2,535
Deferred gains from sale and leaseback of aircraft	105	106
Other deferred liabilities	1,042	302
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2008 and 2007	808	808
Capital in excess of par value	1,215	1,207
Retained earnings	4,919	4,788
Accumulated other comprehensive income (loss)	(984)	1,241
Treasury stock, at cost: 67,619,062 and 72,814,104 shares in 2008 and 2007, respectively	(1,005)	(1,103)

Total stockholders’ equity	4,953	6,941

	$14,308	$16,772

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share amounts)
OPERATING REVENUES:
Passenger	$10,549	$9,457	$8,750
Freight	145	130	134
Other	329	274	202

Total operating revenues	11,023	9,861	9,086
OPERATING EXPENSES:
Salaries, wages, and benefits	3,340	3,213	3,052
Fuel and oil	3,713	2,690	2,284
Maintenance materials and repairs	721	616	468
Aircraft rentals	154	156	158
Landing fees and other rentals	662	560	495
Depreciation and amortization	599	555	515
Other operating expenses	1,385	1,280	1,180

Total operating expenses	10,574	9,070	8,152

OPERATING INCOME	449	791	934
OTHER EXPENSES (INCOME):
Interest expense	130	119	128
Capitalized interest	(25)	(50)	(51)
Interest income	(26)	(44)	(84)
Other (gains) losses, net	92	(292)	151

Total other expenses (income)	171	(267)	144

INCOME BEFORE INCOME TAXES	278	1,058	790
PROVISION FOR INCOME TAXES	100	413	291

NET INCOME	$178	$645	$499

NET INCOME PER SHARE, BASIC	$.24	$.85	$.63

NET INCOME PER SHARE, DILUTED	$.24	$.84	$.61

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2008, 2007, and 2006
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In millions, except per share amounts)
Balance at December 31, 2005	$802	$963	$4,018	$892	$—	$6,675
Purchase of shares of treasury stock	—	—	—	—	(800)	(800)
Issuance of common and treasury stock pursuant to Employee stock plans	6	39	(196)	—	410	259
Tax benefit of options exercised	—	60	—	—	—	60
Share-based compensation	—	80	—	—	—	80
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	499	—	—	499
Unrealized (loss) on derivative instruments	—	—	—	(306)	—	(306)
Other	—	—	—	(4)	—	(4)

Total comprehensive income						189

Balance at December 31, 2006	$808	$1,142	$4,307	$582	$(390)	$6,449
Purchase of shares of treasury stock	—	—	—	—	(1,001)	(1,001)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(150)	—	288	138
Tax benefit of options exercised	—	28	—	—	—	28
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	645	—	—	645
Unrealized gain on derivative instruments	—	—	—	636	—	636
Other	—	—	—	23	—	23

Total comprehensive income						1,304

Balance at December 31, 2007	$808	$1,207	$4,788	$1,241	$(1,103)	$6,941
Purchase of shares of treasury stock	—	—	—	—	(54)	(54)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(34)	—	152	118
Tax benefit of options exercised	—	(10)	—	—	—	(10)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss)
Net income	—	—	178	—	—	178
Unrealized (loss) on derivative instruments	—	—	—	(2,166)	—	(2,166)
Other	—	—	—	(59)	—	(59)

Total comprehensive income (loss)						(2,047)

Balance at December 31, 2008	$808	$1,215	$4,919	$(984)	$(1,005)	$4,953

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178	$645	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	555	515
Deferred income taxes	56	328	277
Amortization of deferred gains on sale and leaseback of aircraft	(12)	(14)	(16)
Share-based compensation expense	18	37	80
Excess tax benefits from share-based compensation arrangements	—	(28)	(60)
Changes in certain assets and liabilities:
Accounts and other receivables	71	(38)	(5)
Other current assets	(384)	(229)	87
Accounts payable and accrued liabilities	(1,853)	1,609	(223)
Air traffic liability	32	131	150
Other, net	(226)	(151)	102

Net cash provided by (used in) operating activities	(1,521)	2,845	1,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(923)	(1,331)	(1,399)
Purchases of short-term investments	(5,886)	(5,086)	(4,509)
Proceeds from sales of short-term investments	5,831	4,888	4,392
Debtor in possession loan to ATA Airlines, Inc.	—	—	20
Other, net	—	—	1

Net cash used in investing activities	(978)	(1,529)	(1,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	1,000	500	300
Proceeds from credit line borrowing	91	—	—
Proceeds from revolving credit agreement	400	—	—
Proceeds from sale and leaseback transactions	173	—	—
Proceeds from Employee stock plans	117	139	260
Payments of long-term debt and capital lease obligations	(55)	(122)	(607)
Payments of cash dividends	(13)	(14)	(14)
Repurchase of common stock	(54)	(1,001)	(800)
Excess tax benefits from share-based compensation arrangements	—	28	60
Other, net	(5)	(23)	—

Net cash provided by (used in) financing activities	1,654	(493)	(801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(845)	823	(890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,213	1,390	2,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,368	$2,213	$1,390

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest, net of amount capitalized	$100	$63	$78
Income taxes	$71	$94	$15

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation

Southwest Airlines Co. (the Company) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Income for the years ended December 31, 2007 and 2006, jet fuel sales taxes and jet fuel excise taxes are both presented as a component of “Fuel and oil” instead of being included in “Other operating expenses” as previously presented. For the years ended December 31, 2007 and 2006, the Company reclassified a total of $154 million and $146 million, respectively, in jet fuel sales taxes and jet fuel excise taxes as a result of this change in presentation. For the year ended December 31, 2008, “Fuel and oil” includes $187 million in jet fuel sales taxes and jet fuel excise taxes.

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

Short-term investments

Short-term investments consist of investments with maturities of greater than three months but less than twelve months. These are primarily money market funds and investment grade commercial paper issued by major corporations and financial institutions, short-term securities issued by the U.S. Government, and certain auction rate securities with auction reset periods of less than 12 months for which auctions have been successful or are expected to be successful within the following 12 months. All of these investments are classified as available-for-sale securities and are stated at fair value, except for $17 million in auction rate securities that are classified as trading securities as discussed in Note 11. For all short-term investments, at each reset period, the Company accounts for the transaction as “Proceeds from sales of short-term investments” for the security relinquished, and a “Purchase of short-investments” for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, are recognized in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheet. Realized net gains on specific investments, which totaled $13 million in 2008, $17 million in 2007, and $17 million in 2006, are reflected in “Interest income” in the accompanying Consolidated Statement of Income.

The Company’s cash and cash equivalents and short-term investments as of December 31, 2007 included $2.0 billion in collateral deposits received from a counterparty of the Company’s fuel derivative instruments. As of December 31, 2008, the Company did not hold any cash collateral deposits from counterparties, but had $240 million of its cash on deposit with a counterparty. Although amounts provided or held are not restricted in any way, investment earnings from these deposits generally must be remitted back to the entity that provided the deposit. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. Therefore, the Company generally excludes cash collateral deposits held, but includes deposits provided, in its decisions related to long-term cash planning and forecasting. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled. The amount of allowance for doubtful accounts as of December 31, 2008, 2007, and 2006 was immaterial. In addition, the provision for doubtful accounts and write-offs for 2008, 2007, and 2006 were immaterial.

Inventories

Inventories primarily consist of flight equipment expendable parts, materials, aircraft fuel, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2008, 2007, and 2006. In addition, the Company’s provision for obsolescence and write-offs for 2008, 2007, and 2006 was immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are generally 10 to 15 percent and for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations is recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.

When appropriate, the Company evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Excluding the impact of cash collateral deposits with counterparties based on the fair value of the Company’s fuel derivative instruments, the Company continues to experience positive cash flow associated with its aircraft fleet, and there have been no impairments of long-lived assets recorded during 2008, 2007, or 2006.

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Intangible assets

Intangible assets primarily consist of leasehold rights to airport owned gates. These assets are amortized on a straight-line basis over the expected useful life of the lease, approximately 20 years. The accumulated amortization related to the Company’s intangible assets at December 31, 2008, and 2007, was $12 million and $9 million, respectively. The Company periodically assesses its intangible assets for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets; however, no impairments have been noted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, but are not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

Frequent flyer program

The Company records a liability for the estimated incremental cost of providing free travel under its Rapid Rewards frequent flyer program at the time an award is earned. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit.

The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits are accounted for under the residual value method. Under this method, the Company has determined the portion of funds received for sale of flight segment credits that relate to free travel, currently estimated at 81 percent of the amount received per flight segment credit sold. These amounts are deferred and recognized as “Passenger revenue” when the ultimate free travel awards are flown or the credits expire unused. The remaining 19 percent of the amount received per flight segment credit sold, which is assumed not to be associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This remaining portion is recognized in “Other revenue” in the period earned.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 was $199 million, $191 million, and $182 million, respectively.

Share-based Employee compensation

The Company has share-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” See Note 14.

Financial derivative instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and one floating-rate debt issuance to a fixed-rate. These interest rate hedges are accounted for as fair value hedges or as cash flow hedges, as defined by SFAS 133.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors.

For the effective portion of settled hedges, as defined in SFAS 133, the Company records the associated gains or losses as a component of “Fuel and oil” expense in the Consolidated Statement of Income. For amounts representing ineffectiveness, as defined, or changes in fair value of derivative instruments for which hedge accounting is not applied, the Company records any gains or losses as a component of “Other (gains) losses, net”, in the Consolidated Statement of Income. Amounts that are paid or received associated with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) are classified as a component of “Other (gains) losses, net”, in the Consolidated Statement of Income in the period in which the instrument settles or expires. All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within “Changes in certain assets and liabilities.” See Note 10 for further information on SFAS 133 and financial derivative instruments.

Software capitalization

The Company capitalizes certain costs related to the acquisition and development of software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company amortizes these costs using the straight-line method over the estimated useful life of the software which is generally five years.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in “Other (gains) losses, net,” and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. For the year ended December 31, 2008, the Company recorded no interest related to the settlement of audits for certain prior periods.

Concentration Risk

Approximately 77 percent of the Company’s Employees are unionized and are covered by collective bargaining agreements. Historically, the Company has managed this risk by maintaining positive relationships with its Employees and its Employee’s Representatives. The following Employee groups are under agreements that have become amendable and are currently in negotiations: Pilots, Flight Attendants, Ramp, Operations, Provisioning, and Freight Agents, Stock Clerks, and Customer Service and Reservations Agents. The Company reached a Tentative Agreement with its Mechanics during fourth quarter 2008, and the agreement was ratified by this group during January 2009. The Company’s Aircraft Appearance Technicians and its Flight Dispatchers are subject to agreements that become amendable during 2009.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

To manage risk associated with financial derivative instruments held, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also has agreements with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2008, the Company had provided $240 million in cash collateral deposits to one of its counterparties under these bilateral collateral provisions. The cash collateral provided to the counterparty has been recorded as a reduction to “Cash and cash equivalents” and an increase to “Prepaid expenses and other current assets.” Cash collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. See Note 10 for further information.

The Company operates an all-Boeing 737 fleet of aircraft. If the Company was unable to acquire additional aircraft from Boeing, or Boeing was unable or unwilling to provide adequate support for its products, the Company’s operations could be adversely impacted. However, the Company considers its relationship with Boeing to be excellent and believes the advantages of operating a single fleet type outweigh the risks of such a strategy.

2.	Recent Accounting Developments

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.

In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133. As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments. Financial derivative instruments and hedging are one of the Company’s Critical Accounting Policies and Estimates as disclosed in “Part II, Item 7,” and, as such, the proposed amendment could have a significant impact on the timing of potential gains and/or losses recognized in the Company’s future earnings. However, the Company does not believe the proposed amendment would have a significant impact on the economic benefit provided by its hedging activities or its decision to utilize derivative instruments in managing its risk associated with changing jet fuel prices. The FASB has not yet issued a final Statement.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

3.	Acquisition of Certain Assets And Codeshare Relationship

In fourth quarter 2004, the Company was selected as the winning bidder at a bankruptcy-court approved auction for certain ATA Airlines, Inc. (ATA) assets. As part of the transaction, the Company acquired the leasehold rights to six of ATA’s leased Chicago Midway Airport gates. In addition, the Company provided ATA with $40 million in debtor-in-possession financing while ATA remained in bankruptcy, and also guaranteed the repayment of an ATA construction loan to the City of Chicago for $7 million.

During fourth quarter 2005, ATA Airlines, Inc. (ATA) entered into an agreement in which an investor, MatlinPatterson Global Opportunities Partners II, would provide financing to enable ATA to emerge from bankruptcy. As part of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, the Company entered into an agreement with ATA to acquire the leasehold rights to four additional leased gates at Chicago Midway Airport in exchange for a $20 million reduction in the Company’s debtor-in-possession loan. Upon ATA’s emergence from bankruptcy, which took place on February 28, 2006, ATA repaid the remaining $20 million balance of the debtor-in-possession financing to the Company, and provided a letter of credit to support the Company’s obligation under the construction loan to the City of Chicago.

The Company and ATA also had agreed on a codeshare arrangement, under which each carrier could exchange passengers on certain designated flights beginning first quarter 2005. The Company also marketed and sold ATA-only flights. In early April 2008, ATA declared bankruptcy and discontinued all scheduled passenger service, effectively ending codeshare operations between the companies. During third quarter 2008, the bankruptcy court approved the termination of the codeshare agreement between ATA and the Company. Operating revenues from the Company’s codeshare and marketing relationship with ATA were approximately $40 million in 2007 and $6 million in 2008.

The Company offered assistance to all Customers who purchased a ticket on www.southwest.com and were scheduled to travel on ATA, which included rebooking them or offering a refund for any unused portion of a ticket. The cost incurred by the Company related to ATA’s discontinuation of service was approximately $8 million, the majority of which is reflected as a reduction to 2008 operating income.

4.	Commitments

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2008, the Company had the following contractual purchase commitments with Boeing for aircraft deliveries:

	Firm	Options	Purchase Rights	Total	Commitment
	(In millions)
2009	13	—	—	13	$393
2010	16	5	—	21	472
2011	11	17	—	28	465
2012	13	27	—	40	553
2013	19	4	—	23	583
2014	12	8	—	20	445
2015	11	6	—	17	250
2016	4	—	—	4	73
Through 2018	—	—	54	54	—

Total	99	67	54	220	$3,234

The Company has the option, which must be exercised 18 months prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s.

During January 2009, the Company revised its schedule of future deliveries from Boeing. As a result of the change, the dollar commitment above did not change materially in total, but the amounts allocated to individual years did decline approximately commensurate with the change in the number of anticipated firm deliveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities

	2008	2007
	(In millions)
Retirement plans (Note 15)	$86	$132
Aircraft rentals	118	125
Vacation pay	175	164
Advances and deposits (Note 10)	23	2,020
Fuel derivative contracts	246	—
Deferred income taxes	36	370
Other	328	296

Accrued liabilities	$1,012	$3,107

6.	Revolving Credit Facility And Short Term-borrowing

The Company has a revolving credit facility under which it can borrow up to $600 million from a group of banks. The facility expires in August 2010 and is unsecured. During fourth quarter 2008, as a result of instability in the credit market, the Company borrowed $400 million under this facility to be used for general corporate purposes, including enhancing the Company’s liquidity. At the Company’s option, interest on the facility can be calculated on one of several different bases. For the $400 million outstanding at December 31, 2008, the Company has chosen a floating rate based upon an annual prime rate as defined in the agreement. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2008, the Company was in compliance with this covenant.

During 2008, as part of the Company’s agreement with a counterparty in which it has invested in auction rate security instruments, it has received a $91 million loan that is secured by the auction rate security instruments from that counterparty. See Note 11 for further information on the instruments and the agreement. The loan is callable by the counterparty at any time and was made to the Company at a cost that effectively offsets the interest earned on the auction rate security instruments. As a result of this callable feature, the loan is classified as a component of “Current maturities of long-term debt” in the accompanying Consolidated Balance Sheet, even though the loan does not expire until June 2010.

7.	Long-term Debt

	2008	2007
	(In millions)
Credit line borrowing (Note 6)	$91	$—
Revolving Credit Facility (Note 6)	400	—
10.5% Notes due 2011	400	—
Term Loan Agreement due 2020	585	—
French Credit Agreements due 2012	26	32
6.5% Notes due 2012	410	386
5.25% Notes due 2014	391	352
5.75% Notes due 2016	300	300
5.125% Notes due 2017	358	311
French Credit Agreements due 2017	87	94
Pass Through Certificates	464	480
7.375% Debentures due 2027	133	103
Capital leases (Note 8)	39	52

	3,684	2,110
Less current maturities	163	41
Less debt discount and issuance costs	23	19

	$3,498	$2,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2008, the Company sold $400 million of secured notes due 2011 (the “Notes”) in a private placement. The Notes will mature on December 15, 2011, and bear interest at a fixed rate of 10.5 percent per annum. Interest on the Notes will be payable semi-annually, beginning June 15, 2009. The Notes are secured by a first priority perfected security interest in a specified pool of 17 Boeing 737-700 aircraft granted under a single mortgage. The Notes cannot be called by the Company prior to stated maturity. However, they are subject to redemption at par in certain circumstances involving a casualty loss of an aircraft securing the Notes. The Notes contain conventional events of default and acceleration provisions, but have no financial covenants. The Company used the net proceeds from the sale of the Notes for general corporate purposes, including using a portion of the proceeds to provide cash collateral for some of the Company’s fuel hedging arrangements. See Note 10.

On May 6, 2008, the Company entered into a Term Loan Agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are repayable quarterly in installments of principal, with the first payment made on August 9, 2008. The loans bear interest at the LIBO rate (as defined in the Term Loan Agreement) plus .95 percent, and interest is payable quarterly. Concurrent with its entry into the Term Loan Agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 5.223 percent. The Company used the net proceeds from the term loan for general corporate purposes.

On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15% Series A certificates and $88 million 6.65% Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by the Company on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by the Company and are secured by a mortgage on each aircraft. Interest on the equipment notes held for the certificates is payable semi-annually, with the first payment made on February 1, 2008. Also beginning February 1, 2008, principal payments on the equipment notes held for both series of certificates are due semi-annually until the balance of the certificates mature on August 1, 2022. The Company utilized the proceeds from the issuance of the Pass Through Certificates for general corporate purposes. Prior to their issuance, the Company also entered into swap agreements to hedge the variability in interest rates on the Pass Through Certificates. The swap agreements were accounted for as cash flow hedges, and resulted in a payment by the Company of $20 million upon issuance of the Pass Through Certificates. The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt and is reflected in the above table as a reduction in the debt balance. The ineffectiveness of the hedge transaction was immaterial.

During December 2006, the Company issued $300 million senior unsecured Notes due 2016. The notes bear interest at 5.75 percent, payable semi-annually in arrears, with the first payment made on June 15, 2007. The Company used the net proceeds from the issuance of the notes for general corporate purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2004, the Company issued $350 million senior unsecured Notes due 2014. The notes bear interest at 5.25 percent, payable semi-annually in arrears on April 1 and October 1. Concurrently, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement.

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

On February 28, 1997, the Company issued $100 million of senior unsecured 7.375% Debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption. In January 2007, the Company entered into an interest-rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest-rate swap agreement.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $222 million at December 31, 2008.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $1.8 billion at December 31, 2008. In addition, the Company has pledged a total of 20 of its Boeing 737-700 aircraft as collateral in the case that it has obligations related to its fuel derivative instruments with a specific counterparty that are valued in excess of $300 million, but below $700 million. At December 31, 2008, the Company’s net collateral obligation to this counterparty was $240 million, all of which was in cash.

As of December 31, 2008, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) for the five-year period ending December 31, 2013, were $72 million in 2009, $574 million in 2010, $479 million in 2011, $453 million in 2012, $70 million in 2013, and $1.9 billion thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Leases

The Company had nine aircraft classified as capital leases at December 31, 2008. The amounts applicable to these aircraft included in property and equipment were:

	2008	2007
	(In millions)
Flight equipment	$168	$168
Less accumulated depreciation	144	133

	$24	$35

On December 23, 2008, the Company entered into a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of ten of the Company’s Boeing 737-700 aircraft. Under the first tranche of the transaction, which closed on December 23, 2008, the Company sold five of its Boeing 737-700 aircraft for a total of approximately $173 million and immediately leased the aircraft back for twelve years. The leases are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements will be reset every six months based on changes in the six-month LIBOR rate. The lease agreements contain standard termination events, including termination upon a breach of the Company’s obligations to make rental payments and upon any other material breach of the Company’s obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease upon a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party. The first tranche of the sale and leasebacks resulted in a deferred gain of $11 million, which will be amortized over the twelve-year term of the leases. The Company closed the second tranche of the transaction, providing for the sale and 16-year leaseback of the remaining five Boeing 737-700 aircraft upon similar terms (including proceeds), in January 2009.

Total rental expense for operating leases, both aircraft and other, charged to operations in 2008, 2007, and 2006 was $527 million, $469 million, and $433 million, respectively. The majority of the Company’s terminal operations space, as well as 82 aircraft, were under operating leases at December 31, 2008. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2008, were:

	Capital leases	Operating leases
	(In millions)
2009	$16	$376
2010	15	324
2011	12	249
2012	—	203
2013	—	152
After 2013	—	728

Total minimum lease payments	43	$2,032

Less amount representing interest	4

Present value of minimum lease payments	39
Less current portion	14

Long-term portion	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9.	Project Early Departure

Project Early Departure was a voluntary early retirement program offered in July 2007 to eligible Employees, in which the Company offered a cash bonus of $25,000 plus medical/dental continuation coverage and travel privileges based on eligibility. A total of 608 out of approximately 8,500 eligible Employees elected to participate in the program. The participants’ last day of work fell between September 30, 2007 and April 30, 2008, based on the operational needs of particular work locations and departments. Project Early Departure resulted in a pre-tax, pre-profitsharing, charge of approximately $25 million during third quarter 2007. The remaining amount to be paid was not significant as of December 31, 2008.

10.	Derivative And Financial Instruments

Fuel contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed during 2008, 2007, and 2006 represented approximately 35.1 percent, 29.7 percent, and 28.0 percent of the Company’s operating expenses, respectively. The primary reason that fuel and oil has become an increasingly larger portion of the Company’s operating expenses has been due to the dramatic increase in all energy prices in recent years. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel. However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has utilized financial derivative instruments for both short-term and long-term time frames, and typically utilizes a mixture of purchased call options, collar structures, and fixed price swap agreements in its portfolio. In recent years, as fuel prices have risen, the Company has held fuel derivative positions that have resulted in significant gains recognized in earnings. However, as of December 31, 2008, the Company held a net position of fuel derivative instruments that effectively represented a hedge of approximately 10 percent of its anticipated jet fuel purchases for the years from 2009 through 2013. Prior to fourth quarter 2008, the Company had held fuel derivative instruments for a much larger portion of its anticipated fuel purchases for these years; however, due to the recent precipitous decline in fuel prices, the Company significantly reduced its hedge in order to minimize fuel hedging losses related to further oil price declines and to minimize the potential for the Company to provide additional cash collateral deposits to counterparties. The Company accomplished this reduced hedge by entering into additional derivative contracts—basically by selling zero-cost collars and fixed-price swap derivatives. This strategy enables the Company to participate in further price declines via the sold derivatives, which should materially offset further declines in value of the Company’s previously purchased derivatives. If prices rise, the Company no longer has the protection it had in place prior to reducing its hedge.

The total net fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2008, was a net liability of $992 million. The current portion of these financial derivative instruments, or $246 million, is classified as a component of “Accrued liabilities” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $746 million, is included in “Other deferred liabilities.”

Upon proper qualification, the Company endeavors to account for its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Under SFAS 133, all derivatives designated as hedges that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income (loss)” until the underlying jet fuel is consumed. See Note 12 for further information on “Accumulated other comprehensive income (loss).” The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the income statement in the period of the change; however, in accordance with SFAS 133, any amounts previously recorded to “Accumulated other comprehensive income (loss)” would remain there until such time as the original forecasted transaction occurs, then would be reclassified to “Fuel and oil” expense. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to “Accumulated other comprehensive income (loss)” would be required to be immediately reclassified into earnings. The Company did not have any such situations occur in 2008, 2007, or 2006.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the magnitude of the changes in fair market value of the Company’s fuel derivatives and the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s financial results. The significant increase in the amount of hedge ineffectiveness and unrealized gains and losses on derivative contracts settling in future periods recorded during the past few years has been due to a number of factors. These factors included: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons. However, even though these derivatives may not qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to represent good “economic hedges” in its goal to minimize jet fuel costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of pre-tax gains and/or losses on derivative instruments within the Consolidated Statement of Income.

	2008	2007	2006
	(In millions)
Fuel hedge (gains) included in Fuel and oil expense	$(1,106)	$(686)	$(634)
Mark-to-market impact from fuel contracts settling in future periods—included in Other (gains) losses, net	(6)	(219)	42
Ineffectiveness from fuel hedges settling in future periods— included in Other (gains) losses, net	106	(51)	39
Realized ineffectiveness and mark-to-market (gains) or losses—included in Other (gains) losses, net	(80)	(90)	20
Premium cost of fuel contracts included in Other (gains) losses, net	69	58	52

Also, the following table presents the fair values of the Company’s remaining derivative instruments, receivable amounts from settled/expired derivative contracts, and the amounts of unrealized gains, net of tax, in “Accumulated other comprehensive income (loss)” related to fuel hedges within the Consolidated Balance Sheet.

	2008	2007
	(In millions)
Fair value of current fuel contracts-(Accrued liabilities)/Fuel derivative contracts	$(246)	$1,069
Fair value of noncurrent fuel contracts-(Other deferred liabilities)/Other assets	(746)	1,318

	2008	2007
	(In millions)
Due (to) from third parties for settled fuel contracts-(Accrued liabilities)/Accounts and other receivables	(16)	109
Net unrealized (losses) gains from fuel hedges, net of tax- Accumulated other comprehensive income (loss)	(946)	1,220

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Included in the above total net unrealized losses from fuel hedges as of December 31, 2008, are approximately $341 million in net unrealized losses that are expected to be realized in earnings during 2009. In addition, as of December 31, 2008, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $32 million, net of taxes. These gains were recognized in 2008 and prior periods, and are reflected in “Retained earnings” as of December 31, 2008, but the underlying derivative instruments will not expire/settle until 2009 or future periods.

Interest rate swaps

Prior to 2008, the Company had entered into interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027. The primary objective for the Company’s use of these interest rate hedges was to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. These interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133. In addition, these interest rate swap agreements qualify for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The following table contains the floating rates paid during 2008, based on actual and forward rates at December 31, 2008, under these agreements:

Debt instrument	Fixed rate associated with debt instrument	Average floating rate paid in 2008
$385 million Notes due 2012	6.5%	4.72%
$350 million Notes due 2014	5.25%	4.29%
$300 million Notes due 2017	5.125%	2.95%
$100 million Debentures due 2027	7.375%	4.70%

During 2008, the Company also entered into an interest rate swap agreement concurrent with its entry into a twelve-year, $600 million floating-rate Term Loan Agreement. Under this swap agreement, which is accounted for as a cash flow hedge, the interest rate on the term loan is effectively fixed for its entire term at 5.223 percent and ineffectiveness is required to be measured each reporting period.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $84 million are classified as a component of “Other assets” with a corresponding adjustment to the carrying value of the long-term debt. Agreements totaling a net liability of $3 million are classified as a component of “Other deferred liabilities.” The corresponding adjustment related to the net liability associated with the Company’s fair value hedges, is to the carrying value of the long-term debt. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedge is to “Accumulated other comprehensive income (loss).” This adjustment totaled $46 million, net of tax, at December 31, 2008. See Note 7.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, in such cases, the Company does not expect any of the counterparties to fail to meet its obligations and has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At December 31, 2008, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. As of December 31, 2008, the Company had active portfolios with three of these counterparties. Based on the Company’s current investment grade credit rating, for one counterparty, these collateral provisions require cash deposits to be posted whenever the net fair value of derivatives associated with that counterparty exceed a specific threshold pursuant to which cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or posted by the Company if the value of derivatives is a liability to the Company.

During fourth quarter 2008, the modification of the Company’s fuel hedge portfolio, in combination with the amendment to one of the Company’s counterparty agreements, has significantly reduced the Company’s current exposure to cash collateral requirements. Previously, if the Company became obligated to post collateral as security for its potential obligations under the agreement, all such collateral was required to be cash. Under the agreement, as amended, until January 1, 2010, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company will continue to be required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had posted $240 million in cash collateral deposits with a counterparty under these bilateral collateral provisions. The deposits are included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.

11.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of December 31, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies. Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, obligations of U.S. Government backed agencies, and certain non-taxable auction rate securities. Derivative instruments are related to the Company’s attempts to hedge fuel costs and interest rates. Noncurrent investments consist of auction rate securities collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s Excess Benefit Plan.

The Company’s fuel derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. These contracts include both swaps as well as different types of option contracts. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts. In situations where the Company obtains inputs via quotes from financial institutions, it verifies the reasonableness of these quotes via similar quotes from another financial institution as of each date for which financial statements are prepared. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of the Company’s auction rate security instruments are reflected at estimated fair value in the Consolidated Balance Sheet. At December 31, 2008, approximately $109 million of these instruments are classified as available for sale securities and $91 million are classified as trading securities. The $91 million classified as trading securities are subject to an agreement the Company entered into in December 2008, as discussed below. The current portion of these securities, totaling $17 million, are included in “Short-term investments. The noncurrent portion of these securities, totaling $74 million, are included in “Other assets” in the Consolidated Balance Sheet. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1 under SFAS 157. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008. In addition, the Company obtained an independent valuation of a selected number of auction rate security instruments and has considered these valuations in determining estimated fair values of other similar instruments within its portfolio. The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value. These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “Accumulated other comprehensive income (loss).” The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately six percent of the Company’s total cash, cash equivalent, and investment balance at December 31, 2008, which it believes allows it sufficient time for the securities to return to full value. For the $91 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010. In conjunction with this agreement, the Company has elected to apply the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to this put option. Also as part of this agreement, the Company has entered into a line of credit in which it has received a $91 million loan that is secured by the auction rate security instruments from that counterparty. Both the put option and the instruments are being marked to market value through earnings each period; however, these adjustments exactly offset and had no net earnings impact for 2008. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities. Since that time, the Company has been able to sell $252 million of these instruments at par value, in addition to the $91 million subject to the agreement to be sold at par in June 2010. The Company is also in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities. The Company has continued to earn interest on virtually all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to “Accumulated other comprehensive income (loss).” If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008:

Description Assets	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	1,368	$1,368	$—	$—
Short-term investments	435	397	—	38
Noncurrent investments(a)	162	—	—	162
Interest rate derivatives	83	—	83	—
Fuel derivatives	788	—	406	382
Other available-for-sale securities	32	24	—	8

Total assets	$2,868	$1,789	$489	$590

Liabilities
Fuel derivatives	$(1,780)		$(534)	$(1,246)

(a)	Included in “Other assets” in the Consolidated Balance Sheet

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during first quarter 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the year ended December 31, 2008:

	Fuel Derivatives	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Auction Rate Securities (a)	Other Securities	Total
	(in millions)
Balance at December 31, 2007	$1,725	$—	$12	$1,737
Transfers to Level 3	—	463	—	463
Total gains or (losses) (realized or unrealized) Included in earnings	205	—	(4)	201
Included in other comprehensive income	(2,233)	(11)	—	(2,244)
Purchases and settlements (net)	(561)	(252)	—	(813)

Balance at December 31, 2008	$(864)	$200 (b)	$8	$(656)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$105	$—	$(4)	$101

(a)	Includes those classified as short-term investments and noncurrent investments

(b)	Includes $91 classified as trading securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All settlements from fuel derivative contracts that are deemed “effective,” as defined in SFAS 133, are included in “Fuel and oil” expense in the period that the underlying fuel is consumed in operations. Any “ineffectiveness” associated with derivative contracts, as defined in SFAS 133, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.” See Note 10 for further information on SFAS 133 and hedging.

Gains and losses (realized and unrealized) included in earnings related to other investments for the year ended December 31, 2008, are reported in “Other operating expenses.”

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at December 31, 2008 were as follows:

	Carrying value	Estimated fair value
	(In millions)
Credit line borrowing (Note 6)	$91	$91
Revolving Credit Facility (Note 6)	400	400
10.5% Notes due 2011	400	410
Term Loan Agreement due 2027	585	467
French Credit Agreements due 2012	26	26
6.5% Notes due 2012	410	353
5.25% Notes due 2014	391	314
5.75% Notes due 2016	300	238
5.125% Notes due 2017	358	268
French Credit Agreements due 2017	87	87
Pass Through Certificates	464	395
7.375% Debentures due 2027	133	114
Fuel derivative contracts	(992)	(992)

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

12.	Comprehensive Income (loss)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and adjustments to recognize the funded status of the Company’s postretirement obligations. See Note 15 for further information on Employee retirement plans. Comprehensive income (loss) totaled $(2.0) billion, $1.3 billion, and $189 million for 2008, 2007, and 2006, respectively. The differences between “Net income” and “Comprehensive income (loss)” for these years are as follows:

	2008	2007	2006
	(In millions)
Net income	$178	$645	$499
Unrealized gain (loss) on derivative instruments, net of deferred taxes of ($1,358), $408 and ($201)	(2,166)	636	(306)
Other, net of deferred taxes of ($38), $14 and ($2)	(59)	23	(4)

Total other comprehensive income (loss)	(2,225)	659	(310)

Comprehensive income (loss)	$(2,047)	$1,304	$189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2008, 2007, and 2006, is shown below:

	Fuel hedge derivatives	Other	Accumulated other comprehensive income (loss)
	(In millions)
Balance at December 31, 2006	$584	$(2)	$582
2007 changes in fair value	1,039	23	1,062
Reclassification to earnings	(403)	—	(403)

Balance at December 31, 2007	1,220	21	1,241
2008 changes in fair value	(1,528)	(59)	(1,587)
Reclassification to earnings	(638)	—	(638)

Balance at December 31, 2008	$(946)	$(38)	$(984)

13.	COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2008, the Company had 69 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 28 million shares had not been granted.)

In 2006, the Company’s Board of Directors authorized three separate programs for the repurchase of up to a total of $1.0 billion of the Company’s common stock—$300 million authorized in January 2006, $300 million authorized in May 2006, and $400 million authorized in November 2006. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, which were completed during first quarter 2007, resulted in the repurchase of a total of approximately 63 million shares.

In 2007, the Company’s Board of Directors authorized two separate programs for the repurchase of up to a total of $800 million of the Company’s common stock—$300 million authorized in March 2007, and $500 million authorized in May 2007. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. These programs, which were completed during third quarter 2007, resulted in the repurchase of a total of approximately 53 million shares.

During January 2008, the Company’s Board of Directors authorized an additional program for the repurchase of up to $500 million of the Company’s Common Stock. Repurchases have been or will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing. The Company does not believe it is prudent to repurchase shares at the current time considering today’s unstable financial markets and volatile fuel prices.

14.	Stock Plans

Share-based Compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”

The Consolidated Statement of Income for the years ended December 31, 2008, 2007, and 2006 reflects share-based compensation cost of $18 million, $37 million, and $80 million, respectively. The total tax benefit recognized in earnings from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based compensation arrangements for the years ended December 31, 2008, 2007, and 2006, was $4 million, $11 million, and $27 million, respectively.

Stock Plans

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair market value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee Plans” have been approved by shareholders, except the plan covering non-management, non-contract Employees, which had options outstanding to purchase 4.8 million shares of the Company’s common stock as of December 31, 2008. The Company also has a plan related to a past employment agreement with its Chairman Emeritus in which 556,000 stock options were outstanding as of December 31, 2008, all of which were fully vested. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For 2008, 2007, and 2006 stock option grants, the Company has consistently estimated expected volatility utilizing two-thirds of implied future volatility and one-third historical volatility as of the grant date. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the fixed option plans for the current and prior years, as well as the range of fair values and weighted-average fair value of options granted for 2008, 2007, and 2006:

	2008	2007	2006
Wtd-average risk-free interest rate	4.2%	3.7%	4.6%
Range of risk-free interest rates	0.9% - 5.13%	0.5% - 5.37%	4.26% - 5.24%
Wtd-average expected life of option (years)	5.1	4.9	5.0
Range of expected life of options (years)	1.0 - 6.0	0.5 - 8.0	1.5 - 8.0
Wtd-average expected stock volatility	25%	26%	26%
Range of expected stock volatilities	24% - 36%	24% - 27%	25% - 27%
Wtd-average expected dividend yield	0.11%	0.09%	0.07%
Range of expected dividend yields	0.10% - 0.20%	0.07% - 0.12%	0.06% - 0.10%
Wtd-average stock option fair value	$3.59	$4.28	$5.47
Range of stock option fair values	$1.69 - $4.04	$0.67 -$6.33	$2.48 - $6.99

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

	Collective bargaining plans
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	105,244	$ 11.65
Granted	1,025	16.64
Exercised	(24,632)	7.91
Surrendered	(1,427)	14.25

Outstanding December 31, 2006	80,210	$ 12.83
Granted	751	14.89
Exercised	(14,145)	7.17
Surrendered	(3,440)	16.11

Outstanding December 31, 2007	63,376	$ 13.93
Granted	505	12.71
Exercised	(5,933)	13.06
Surrendered	(2,536)	16.45

Outstanding December 31, 2008	55,412	$ 13.90	3.0	$—

Vested or expected to vest at December 31, 2008	55,348	$ 13.90	3.0	$—
Exercisable at December 31, 2008	54,950	$ 13.90	3.0	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Employee Plans
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2005	35,820	$ 13.96
Granted	2,831	17.52
Exercised	(5,015)	9.57
Surrendered	(1,442)	15.93

Outstanding December 31, 2006	32,194	$ 14.87
Granted	293	16.35
Exercised	(2,506)	8.45
Surrendered	(1,454)	16.49

Outstanding December 31, 2007	28,527	$ 15.37
Granted	1,642	12.13
Exercised	(2,447)	10.64
Surrendered	(1,233)	16.05

Outstanding December 31, 2008	26,489	$ 15.57	4.5	$—

Vested or expected to vest at December 31, 2008	25,003	$ 15.57	4.5	$—
Exercisable at December 31, 2008	19,760	$ 15.82	4.0	$—

The total aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $24 million, $137 million, and $262 million, respectively. The total fair value of shares vesting during the years ended December 31, 2008, 2007, and 2006, was $12 million, $64 million, and $112 million, respectively. As of December 31, 2008, there was $28 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years. The total recognition period for the remaining unrecognized compensation cost is approximately seven years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 5.2 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2008, 2007, and 2006, participants under the plan purchased 1.3 million shares, 1.3 million shares, and 1.2 million shares at average prices of $11.29, $13.30, and $14.86, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2008, 2007, and 2006, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.25, $1.48, and $1.65, respectively.

Taxes

A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

15.	Employee Retirement Plans

Defined contribution plans

The Company has defined contribution plans covering substantially all its Employees. The Southwest Airlines Co. Profit Sharing Plan (Profit Sharing Plan) is a defined contribution plan to which the Company contributes 15 percent of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the Profit Sharing Plan are allowed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company.

Company contributions to all retirement plans expensed in 2008, 2007, and 2006 were $243 million, $279 million, and $301 million, respectively.

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

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2008 and 2007:

	2008	2007
	(In millions)
APBO at beginning of period	$88	$111
Service cost	14	16
Interest cost	5	6
Benefits paid	(3)	(6)
Actuarial (gain) loss	(3)	(39)

APBO at end of period	$101	$88

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2008, would have the following effects:

	1% increase	1% decrease
	(In millions)
Increase (decrease) in total service and interest costs	$2	$(2)
Increase (decrease) in the APBO	$8	$(7)

The Company’s plans are unfunded, and benefits are paid as they become due. For 2008, both benefits paid and Company contributions to the plans were each $3 million. For 2007, both benefits paid and Company contributions to the plans were each $6 million. Estimated future benefit payments expected to be paid for each of the next five years are $7 million in 2009, $8 million in 2010, $9 million in 2011, $10 million in 2012, $11 million in 2013, and $95 million for the next five years thereafter.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158.) SFAS 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to “Accumulated other comprehensive income (loss),” net of tax. The following table reconciles the funded status of the plan to the Company’s accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2008 and 2007.

	2008	2007
	(In millions)
Funded status	$(101)	$(88)
Unrecognized net actuarial (gain) loss	(32)	(31)
Unrecognized prior service cost	1	3
Accumulated other comprehensive income (loss)	31	28

Cost recognized on Consolidated Balance Sheet	$(101)	$(88)

During 2007, the Company recorded a $31 million actuarial gain as a decrease to the recognized obligation with the offset to “Accumulated other comprehensive income (loss).” This actuarial gain is included above and resulted from Congress’ passage of a law to increase the mandatory retirement age for U.S. commercial airline pilots from 60 to 65, effective immediately. Because the Company projects that some of its Pilots will now work past age 60, this assumption resulted in a decrease to the Company’s projected future postretirement obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s periodic postretirement benefit cost for the years ended December 31, 2008, 2007, and 2006, included the following:

	2008	2007	2006
	(In millions)
Service cost	$14	$16	$15
Interest cost	5	6	5
Amortization of prior service cost	2	2	2
Recognized actuarial loss	(3)	—	(1)

Net periodic postretirement benefit cost	$18	$24	$21

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2008	2007	2006
Wtd-average discount rate	6.13%	5.75%	5.50%
Assumed healthcare cost trend rate(1)	8.00%	8.00%	8.50%

(1)	The assumed healthcare cost trend rate is assumed to remain at to 8.0% for 2009, then decline gradually to 5% by 2023 and remain level thereafter.

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

16.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
	(In millions)
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,760	$2,612
Fuel derivative instruments	—	884
Other	29	19

Total deferred tax liabilities	2,789	3,515
DEFERRED TAX ASSETS:
Fuel derivative instruments	567	—
Deferred gains from sale and leaseback of aircraft	60	65
Capital and operating leases	47	58
Accrued employee benefits	211	187
Stock-based compensation	93	110
State taxes	69	75
Business partner income	81	78
Other	86	37

Total deferred tax assets	1,214	610

Net deferred tax liability	$1,575	$2,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is composed of the following:

	2008	2007	2006
	(In millions)
CURRENT:
Federal	$23	$108	$64
State	10	9	15

Total current	33	117	79
DEFERRED:
Federal	80	246	220
State	(13)	50	(8)

Total deferred	67	296	212

	$100	$413	$291

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

	2008	2007	2006
	(In millions)
Tax at statutory
U.S. tax rates	$97	$370	$276
Nondeductible items	10	6	10
State income taxes, net of federal benefit	(2)	38	4
Other, net	(5)	(1)	1

Total income tax provision	$100	$413	$291

No reserves for uncertain income tax positions have been recorded pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).

The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2005 through 2008 tax years. The periods subject to examination for the Company’s state tax returns in California and Texas are years 2003 through 2007.

17.	Net Income Per Share

The following table sets forth the computation of net income per share, basic and diluted:

	2008	2007	2006
	(In millions, except per share amounts)
Net income	$178	$645	$499

Weighted-average shares outstanding, basic	735	757	795
Dilutive effect of Employee stock options	4	11	29

Adjusted weighted-average shares outstanding, diluted	739	768	824

Net income per share, basic	$.24	$.85	$.63

Net income per share, diluted	$.24	$.84	$.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded 82 million, 49 million, and 20 million shares from its calculations of net income per share, diluted, in 2008, 2007, and 2006, respectively, as they represent antidilutive stock options for the respective periods presented.

18.	Contingencies

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS

SOUTHWEST AIRLINES CO.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2008 and 2007, and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” for financial instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS

SOUTHWEST AIRLINES CO.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airline Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2008 and 2007, and the related consolidated statement of income, stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2008 of Southwest Airlines Co. and our report dated January 29, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

January 29, 2009

QUARTERLY FINANCIAL DATA

(Unaudited)

(In millions except per share amounts)	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$2,530	$2,869	$2,891	$2,734
Operating income	88	205	86	70
Income (loss) before income taxes	37	529	(205)	(83)
Net income (loss)	34	321	(120)	(56)
Net income (loss) per share, basic	.05	.44	(.16)	(.08)
Net income (loss) per share, diluted	.05	.44	(.16)	(.08)

	March 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues	$2,198	$2,583	$2,588	$2,492
Operating income	84	328	251	126
Income before income taxes	149	447	277	183
Net income	93	278	162	111
Net income per share, basic	.12	.36	.22	.15
Net income per share, diluted	.12	.36	.22	.15

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Southwest maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by Southwest in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to Southwest’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer have concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.    Management of Southwest is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Southwest’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Southwest’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer,

concluded that, as of December 31, 2008, Southwest’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited Southwest’s consolidated financial statements included in this Form 10-K, has issued a report on Southwest’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.    There were no changes in Southwest’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding Southwest’s directors will be set forth under the heading “Election of Directors” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding Southwest’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Southwest has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. Southwest’s Code of Ethics, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees, are available on Southwest’s website, www.southwest.com. Copies of these documents are also available upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. Southwest intends to disclose any amendments to or waivers of its Code of Ethics on behalf of Southwest’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on Southwest’s website, at www.southwest.com, under the “About Southwest” caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth under the heading “Compensation of Executive Officers” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding compensation plans (including individual compensation arrangements) under which equity securities of Southwest are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands)		(In thousands)
Equity Compensation Plans Approved by Security Holders	22,243	$12.82	4,075
Equity Compensation Plans not Approved by Security Holders	60,213	$13.92	18,308
Total	82,456	$13.62	22,383

*	As adjusted for stock splits.

See Note 14 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for Southwest’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

      3. Exhibits:

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of Southwest, effective January 15, 2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).

4.2	Specimen certificate representing common stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File no. 1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between Southwest and certain Southwest officers.*

10.3	2001 Stock Option Agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).*

10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).

10.7	Southwest Airlines Co. ProfitSharing Plan.

10.8	Southwest Airlines Co. 401(k) Plan.

10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.12	Employment Contract between Southwest and Herbert D. Kelleher, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.13	Employment Contract between Southwest and Gary C. Kelly, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.14	Employment Contract between Southwest and Colleen C. Barrett, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.15	Southwest Airlines Co. Severance Plan for Directors (incorporated by reference to Exhibit 10.15 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)).

10.16	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).*

10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.30	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)).*

10.31	2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)).*

10.32	Southwest Airlines Co. Excess Benefit Plan.*

10.33	Amendment No. 1 to Southwest Airlines Co. Excess Benefit Plan.*

10.34	Amendment No. 2 to Southwest Airlines Co. Excess Benefit Plan.*

10.35	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009).*

10.36	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

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

SOUTHWEST AIRLINES CO.

January 29, 2009

	By:	/s/ LAURA WRIGHT
Laura Wright
Senior Vice President Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 29, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ GARY C. KELLY Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)

/S/ LAURA WRIGHT Laura Wright	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

/S/ DAVID W. BIEGLER David W. Biegler	Director

/S/ C. WEBB CROCKETT C. Webb Crockett	Director

/S/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director

/S/ JOHN G. DENISON John G. Denison	Director

/S/ TRAVIS C. JOHNSON Travis C. Johnson	Director

/S/ NANCY B. LOEFFLER Nancy B. Loeffler	Director

/S/ JOHN T. MONTFORD John T. Montford	Director

/S/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 (File No. 33-52155)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7259)); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Registration Statement on Form S-8 (File No. 333-82735); Amendment to Restated Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-7259)); Articles of Amendment to Articles of Incorporation of Southwest (incorporated by reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of Southwest, effective January 15, 2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

4.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of April 20, 2004 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); First Amendment, dated as of August 9, 2005, to Competitive Advance Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated August 12, 2005 (File No. 1-7259)).

4.2	Specimen certificate representing common stock of Southwest (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.3	Indenture dated as of February 14, 2005, between Southwest Airlines Co. and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to Southwest’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.4	Indenture dated as of September 17, 2004 between Southwest Airlines Co. and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Southwest’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.5	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

Southwest is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest (incorporated by reference to Exhibit 10.4 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3 and 4 (incorporated by reference to Exhibit 10.2 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File no. 1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between Southwest and certain Southwest Officers.*

10.3	2001 Stock Option Agreements between Southwest and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)).*

10.4	1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.5	1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.6	1991 Employee Stock Purchase Plan as amended March 16, 2006 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-139362)).

10.7	Southwest Airlines Co. ProfitSharing Plan.

10.8	Southwest Airlines Co. 401(k) Plan.

10.9	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.10	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.11	1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).*

10.12	Employment Contract between Southwest and Herbert D. Kelleher, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.13	Employment Contract between Southwest and Gary C. Kelly, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.14	Employment Contract between Southwest and Colleen C. Barrett, effective as of July 15, 2007, and amended and restated November 20, 2008.*

10.15	Southwest Airlines Co. Severance Plan for Directors (incorporated by reference to Exhibit 10.15 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)).

10.16	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.17	1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.18	1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.19	LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53610)).*

10.20	2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.21	2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.22	2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.23	2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.24	2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-98761)).

10.25	2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.26	2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (File No. 333-100862)).

10.27	2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.28	2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-104245)).

10.29	2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Southwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.30	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Southwest’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)).*

10.31	2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)).*

10.32	Southwest Airlines Co. Excess Benefit Plan.*

10.33	Amendment No. 1 to Southwest Airlines Co. Excess Benefit Plan.*

10.34	Amendment No. 2 to Southwest Airlines Co. Excess Benefit Plan.*

10.35	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009).*

10.36	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to Southwest’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

21	Subsidiaries of Southwest (incorporated by reference to Exhibit 22 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.