Form 10-Q
period 2009-03-31
SOUTHWEST AIRLINES CO
filed 2009-04-20
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ (registrant is not yet required to provide financial disclosure in an Interactive Data File format, but has been providing the information in this format voluntarily)  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock outstanding as of the close of business on April 15, 2009: 740,813,556

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2009 and
December 31, 2008
Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,145	$1,368
Short-term investments	989	435
Accounts and other receivables	231	209
Inventories of parts and supplies, at cost	171	203
Deferred income taxes	365	365
Prepaid expenses and other current assets	95	73
Total current assets	2,996	2,653

Property and equipment, at cost:
Flight equipment	13,650	13,722
Ground property and equipment	1,798	1,769
Deposits on flight equipment purchase contracts	333	380
	15,781	15,871
Less allowance for depreciation and amortization	4,968	4,831
	10,813	11,040
Other assets	370	375
	$14,179	$14,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$693	$668
Accrued liabilities	1,016	1,012
Air traffic liability	1,251	963
Current maturities of long-term debt	163	163
Total current liabilities	3,123	2,806

Long-term debt less current maturities	3,447	3,498
Deferred income taxes	1,895	1,904
Deferred gains from sale and leaseback of aircraft	111	105
Other deferred liabilities	675	802
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,219	1,215
Retained earnings	4,819	4,919
Accumulated other comprehensive loss	(922)	(984)
Treasury stock, at cost	(996)	(1,005)
Total stockholders' equity	4,928	4,953
	$14,179	$14,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2009	2008

OPERATING REVENUES:
Passenger	$2,252	$2,414
Freight	30	34
Other	75	82
Total operating revenues	2,357	2,530
OPERATING EXPENSES:
Salaries, wages, and benefits	836	800
Fuel and oil	698	800
Maintenance materials and repairs	184	143
Aircraft rentals	45	38
Landing fees and other rentals	166	171
Depreciation and amortization	150	145
Other operating expenses	328	345
Total operating expenses	2,407	2,442
OPERATING INCOME (LOSS)	(50)	88
OTHER EXPENSES (INCOME):
Interest expense	44	28
Capitalized interest	(6)	(8)
Interest income	(4)	(7)
Other (gains) losses, net	23	38
Total other expenses (income)	57	51

INCOME (LOSS) BEFORE INCOME TAXES	(107)	37
PROVISION (BENEFIT) FOR INCOME TAXES	(16)	3

NET INCOME (LOSS)	$(91)	$34

NET INCOME (LOSS) PER SHARE, BASIC	$(.12)	$.05

NET INCOME (LOSS) PER SHARE, DILUTED	$(.12)	$.05

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	740	733
Diluted	740	734

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91)	$34
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	150	145
Deferred income taxes	(16)	(5)
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(3)
Share-based compensation expense	3	5
Excess tax benefits from share-based
compensation arrangements	3	-
Changes in certain assets and liabilities:
Accounts and other receivables	(22)	(70)
Other current assets	(46)	220
Accounts payable and accrued liabilities	47	46
Air traffic liability	288	267
Other, net	(27)	325
Net cash provided by operating activities	286	964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(85)	(364)
Purchases of short-term investments	(1,697)	(1,221)
Proceeds from sales of short-term investments	1,144	1,459
Net cash used in investing activities	(638)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	173	-
Proceeds from Employee stock plans	4	11
Payments of long-term debt and capital lease obligations	(35)	(19)
Payments of cash dividends	(7)	(7)
Repurchase of common stock	-	(54)
Excess tax benefits from share-based
compensation arrangements	(3)	-
Other, net	(3)	-
Net cash provided by (used in) financing activities	129	(69)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(223)	769
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,368	2,213
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,145	$2,982

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$36	$25
Income taxes	$1	$6

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2009 and 2008, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s financial performance is better in the second and third fiscal quarters than its first and fourth fiscal quarters.  However, as a result of significant fluctuations in the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company has experienced and may continue to experience significant volatility in its results in certain fiscal periods.  See Note 5 for further information. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Balance Sheet as of December 31, 2008, the Company's cash collateral deposits related to fuel derivatives that have been provided to a counterparty have been adjusted to show a “net” presentation against the fair value of the Company's fuel derivative instruments.  The entire portion of cash collateral deposits as of December 31, 2008, $240 million, has been reclassified to reduce “Other deferred liabilities.”  In the Company’s 2008 Form 10-K filing, these cash collateral deposits were presented “gross” and all were included as an increase to “Prepaid expenses and other current assets.”  This change in presentation was made in order to comply with the requirements of Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FIN 39-1), which was required to be adopted by the Company effective January 1, 2008.  Following the Company’s 2008 Form 10-K filing on February 2, 2009, the Company became aware that the requirements of FIN 39-1 had not been properly applied to its financial derivative instruments within the financial statements.  The Company determined that the effect of this error was not material to its financial statements and disclosures taken as a whole, and decided to apply FIN 39-1 prospectively beginning with this first quarter 2009 Form 10-Q.  The Company has made related retrospective adjustments to “Other current assets,” “Accounts payable and accrued liabilities” and “Other, net” within the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008; however, these adjustments have no net impact on “Net cash provided by operating activities,” as previously reported for such period.   See Note 5 for further information on cash collateral deposits and the fair value of the Company's fuel derivative instruments.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective January 1, 2009. See Note 5 for the Company’s disclosures about its derivative instruments and hedging activities.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

3.      DIVIDENDS

During the three months ended March 31, 2009, dividends of $.0045 per share were declared on the 740 million shares of Common Stock then outstanding.  During the three months ended March 31, 2008, dividends of $.0045 per share were declared on the 731 million shares of Common Stock then outstanding.

4.      NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended March 31,
	2009	2008

NUMERATOR:
Net income (loss)	$(91)	$34

DENOMINATOR:
Weighted-average shares
outstanding, basic	740	733
Dilutive effect of Employee stock
options	-	1
Adjusted weighted-average shares
outstanding, diluted	740	734

NET INCOME (LOSS) PER SHARE:
Basic	$(.12)	$.05

Diluted	$(.12)	$.05

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Jet fuel and oil (including related taxes) consumed during the three months ended March 31, 2009 and 2008, represented approximately 29 percent and 33 percent of the Company’s operating expenses, respectively. The Company’s operating expenses have been extremely volatile in recent years due to dramatic increases and declines in energy prices.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses.  Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), and fixed price swap agreements in its portfolio.  Generally, when prices are lower, the Company prefers to use fixed price swap agreements and purchased call options.  However, when prices are higher, the Company uses more collar structures due to the high cost of purchased call options and the increased risk associated with fixed price swaps.  Although the use of collar structures can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure settles.  With the use of purchased call options, there is no risk of the Company being in a liability position at settlement.

During most of 2008, when energy prices were generally rising, the Company had a more significant hedge volume position related to 2009 through 2013.  However, as a result of the dramatic decline in energy prices during the fourth quarter of 2008, the Company significantly reduced its net hedge volumes related to these years.  In late first quarter 2009, the Company began adding to its hedge related to 2009 and 2010, primarily with purchased call options with above current market strike prices as of March 31, 2009.  The following table provides information about the Company’s volume of fuel hedging for the first quarter of 2009, and its portfolio as of March 31, 2009, for future periods.  These hedge volumes are strictly from an “economic” standpoint and thus do not reflect whether the hedges qualified or will qualify for special hedge accounting as defined in SFAS 133.  The Company defines its “economic” hedge as the total volume of fuel derivative contracts held, including the net impact of positions that have been effectively “settled” through offsetting positions, regardless of whether those contracts qualify for hedge accounting as defined in SFAS 133.

	Fuel hedged as	Approximate %
	of March 31, 2009	of jet fuel
Period (by year)	(gallons in millions)	consumption
2009	408	29	% *
2010	383	27	% *
2011	85	6	% *
2012	93	7	% *
2013	98	7	% *

Period (by quarter for 2009)
First quarter 2009	15	4%
Second quarter 2009	150	41	% *
Third quarter 2009	122	33	% *
Fourth quarter 2009	121	35	% *
* Forecasted

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in SFAS 133.  Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (“AOCI”) until the underlying jet fuel is consumed.  See Note 6 for further information on “AOCI.”  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the statement of operations in the period of the change; however, in accordance with SFAS 133, any amounts previously recorded to “AOCI” would remain there until such time as the original forecasted transaction occurs, then would be reclassified to “Fuel and oil” expense.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to “AOCI” would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur for the three months ended March 31, 2009 or 2008.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging.  The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to these reasons.  However, even though these derivatives may not qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to afford the Company the opportunity to minimize jet fuel costs.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet (in millions):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at 3/31/09	Fair Value at 12/31/08	Fair Value at 3/31/09	Fair Value at 12/31/08

Derivatives designated as hedging
instruments under SFAS 133
Fuel derivative contracts (gross)*	Accrued liabilities	$-	$94	$15	$19
Fuel derivative contracts (gross)*	Other deferred liabilities	19	40	197	522
Interest rate derivative contracts	Other assets	79	83	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	4	3

Total derivatives designated as hedging
instruments under SFAS 133		$98	$217	$216	$544

Derivatives not designated as hedging
instruments under SFAS 133
Fuel derivative contracts (gross)*	Accrued liabilities	$441	$387	$635	$708
Fuel derivative contracts (gross)*	Other deferred liabilities	255	266	799	530

Total derivatives not designated as
hedging instruments under SFAS 133		$696	$653	$1,434	$1,238

Total derivatives		$794	$870	$1,650	$1,782
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet (in millions):

	Balance Sheet	March 31,	December 31,
	Location	2009	2008
Cash collateral deposits provided	Offset against Other
to counterparty	deferred liabilities	300	240
Due to third parties for settled fuel contracts	Accrued liabilities	22	16
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	888	946

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations (in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2009		2008		2009		2008		2009	2008

Fuel derivative
contracts	$52	*	$(430	) *	$110	*	$(170	) *	$16	$7
Interest rate
derivatives	(5	) *	-		-		-		-	-

Total	$47		$(430)		$110		$(170)		$16	$7
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended March 31,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives

Fuel derivative contracts	$(27)	$16	Other (gains) losses, net

In addition, the Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2009 and 2008, respectively, of $32 million and $14 million.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of March 31, 2009, are approximately $360 million in net unrealized losses that are expected to be realized in earnings during the twelve months following March 31, 2009.  In addition, as of March 31, 2009, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $10 million, net of taxes.  These gains were recognized in the three months ended March 31, 2009, and prior periods, and are reflected in “Retained earnings” as of March 31, 2009, but the underlying derivative instruments will not expire/settle until subsequent periods of 2009 or future periods.

Interest rate swaps

The Company is party to interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027.  The primary objective for the Company’s use of these interest rate hedges is to better match the repricing of its assets and liabilities.  Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due.  These interest rate swap agreements qualify as fair value hedges, as defined by SFAS 133.  In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by SFAS 133.  Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.

The Company also entered into an interest rate swap agreement concurrent with its entry into a twelve-year, $600 million floating-rate Term Loan Agreement during 2008.  Under this swap agreement, which is accounted for as a cash flow hedge, the interest rate on the term loan is effectively fixed for its entire term at 5.223 percent and ineffectiveness is required to be measured each reporting period.  The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty.  At March 31, 2009, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  Based on the Company’s current agreement with one of these counterparties, cash deposits are required to be posted whenever the net fair value of derivatives associated with that counterparty exceed a specific threshold.  If this threshold is exceeded, cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or posted by the Company if the value of derivatives is a liability to the Company.  Under this agreement, as amended, until January 1, 2010, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company is required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash.  At March 31, 2009, the fair value of fuel derivative instruments with this counterparty was a net liability of $355 million, and the Company had posted $300 million in cash collateral deposits with the counterparty, with the remaining $55 million secured by specified aircraft. If the fair value of fuel derivative instruments with this counterparty were in a net asset position, the counterparty is required to post cash collateral to the Company on a dollar-for-dollar basis for amounts in excess of $40 million.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty could be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $40 million of assets held.

On March 27, 2009, the Company entered into a fuel hedging agreement with a second counterparty that replaced an existing fuel hedging agreement with that counterparty.  Under the previous agreement, the Company became obligated to post cash or letters of credit as security for fuel derivative liabilities upon a noninvestment grade credit rating.  Under the new agreement, the Company is obligated to post collateral related to fuel derivative liabilities as follows:  (i) if the obligation is up to $125 million, the Company posts cash collateral, (ii) if the obligation is between $125 million and $625 million, the Company has pledged Boeing 737-700 aircraft, and (iii) if the obligation exceeds $625 million, the Company must post cash or letters of credit as collateral.  The Company pledged 29 of its Boeing 737-700 aircraft to cover the collateral posting band in clause (ii).  Although no cash collateral had been provided to this counterparty as of March 31, 2009, the Company did post $125 million in cash collateral deposits to this counterparty in April 2009 upon the effective date of the agreement.  The agreement also provides for the counterparty to post cash collateral to the Company on a dollar-for-dollar basis for any net positive fair value of fuel derivative instruments in excess of $150 million held by the Company from that counterparty.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty would be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $150 million of assets held.

As of March 31, 2009, other than described above, the Company did not have any fuel hedging agreements with counterparties in which cash collateral is required to be posted based on the Company’s current investment grade credit rating.  However, one additional fuel hedging agreement contains a provision whereby each party has the right to terminate and settle all outstanding fuel contracts if the other party’s credit rating falls below investment grade.  Upon this occurrence, the party in a net liability position could subsequently be required to post cash collateral if a mutual alternative agreement could not be reached.  At March 31, 2009, the Company’s estimated fair value of fuel derivative contracts with this counterparty was a liability of $188 million, including $73 million that will settle by the end of 2009.

As a result of recent modifications made to the fuel hedging agreements with counterparties, the Company has significantly reduced its exposure to future cash collateral requirements.  As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from current market prices, given the Company’s current fuel hedge portfolio and its investment grade credit rating, it would not have to provide additional cash collateral to its current counterparties.

As discussed in Note 1, the Company has adopted the provisions of FIN 39-1.  FIN 39-1 requires an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments.  Entities may either select a “net” or a “gross” presentation.  The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments.  The Company’s policy differs depending on whether its derivative instruments are in a net asset position or a net liability position.  If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date.)  If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments.  At March 31, 2009, the $300 million in cash collateral deposits posted with a counterparty under its bilateral collateral provisions has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities” in the unaudited Condensed Consolidated Balance Sheet.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  The differences between net income (loss) and comprehensive income (loss) for the three month periods ended March 31, 2009 and 2008, were as follows:

	Three months ended March 31,
(In millions)	2009	2008

Net income (loss)	$(91)	$34
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $36 and ($151)	58	260
Other, net of deferred taxes of $3 and $6	4	(9)
Total other comprehensive income	62	251

Comprehensive income (loss)	$(29)	$285

A rollforward of the amounts included in “AOCI,” net of taxes, is shown below:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2008	$(946)	$(38)	$(984)
2009 changes in value	(52)	4	(48)
Reclassification to earnings	110	-	110
Balance at March 31, 2009	$(888)	$(34)	$(922)

7. ACCRUED LIABILITIES

	March 31,	December 31,
(In millions)	2009	2008

Retirement Plans	$85	$86
Aircraft Rentals	98	118
Vacation Pay	178	175
Advances and deposits	20	23
Fuel derivative contracts	213	246
Deferred income taxes	67	36
Workers compensation	123	122
Other	232	206
Accrued liabilities	$1,016	$1,012

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended March 31,
(In millions)	2009	2008

Service cost	$3	$3
Interest cost	1	1

Net periodic postretirement benefit cost	$4	$4

9.      SALE-LEASEBACK TRANSACTIONS

In December 2008, the Company entered into a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of ten of the Company's Boeing 737-700 aircraft. Under the first tranche of the transaction, which closed on December 23, 2008, the Company sold five of its Boeing 737-700 aircraft for a total of approximately $173 million and immediately leased the aircraft back for 12 years.  Under the second tranche of the transaction, which closed on January 8, 2009, the Company sold five of its Boeing 737-700 aircraft for a total of approximately $173 million and immediately leased the aircraft back for 16 years.  These sale and leasebacks resulted in a deferred gain of $21 million, which will be amortized over the respective terms of the leases.

All of the leases from these sale-leasebacks are accounted for as operating leases.  Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft.  Payments under the lease agreements will be reset every six months based on changes in the six-month LIBOR rate. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease upon a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

10.    CONTINGENCIES

On March 6, 2008, the Federal Aviation Administration (the “FAA”) notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company accrued the proposed fine as an operating expense in first quarter 2008.  On March 2, 2009, the FAA and the Company agreed to settle the matter, and other pending and potential regulatory compliance matters, for $7.5 million.  Approximately one-third of this amount was paid in first quarter 2009, and the remainder will be paid in equal installments in 2010 and 2011.  The Company also agreed, among other things, to improve FAA access to information about its maintenance and engineering activities and make certain changes to its maintenance and engineering functions.  Failure to perform these obligations could result in additional fines of up to a maximum of $7.5 million.   The agreement did not contain any finding of violation or admission of wrongdoing by the Company.

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

During 2008, the City of Dallas approved the Love Field Modernization Program, an estimated $519 million project to reconstruct Dallas Love Field with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement with the City of Dallas, Southwest is managing this project, and initial construction is expected to commence during late 2009, with completion scheduled for October 2014.  Bonds will be issued at a later date by the Love Field Airport Modernization Corporation (a “local government corporation” under Texas law formed by the City of Dallas) that will provide funding for this project, with repayment of the bonds being made through recurring ground rents, fees, and other revenues collected by the airport.

11.    FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009.  The adoption of this standard had no impact on the Company in first quarter 2009.

As of March 31, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies.  Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, obligations of U.S. Government backed agencies, and certain non-taxable auction rate securities.  Derivative instruments are related to the Company’s attempts to hedge fuel costs and interest rates.  Noncurrent investments consist of auction rate securities collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s Excess Benefit Plan.

The Company’s fuel derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  These contracts include both swaps as well as different types of option contracts.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts.  In situations where the Company obtains inputs via quotes from financial institutions, it verifies the reasonableness of these quotes via similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain of the inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3.

The Company’s interest rate derivative instruments also consist of OTC swap contracts.  The inputs used to determine the fair values of these contracts are obtained in quoted public markets. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s investments associated with its Excess Benefit Plan consist of mutual funds that are publicly traded and for which market prices are readily available.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At March 31, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities. The $83 million classified as trading securities are subject to an agreement the Company entered into in December 2008, as discussed below.  The current portion of these securities, totaling $10 million, are included in “Short-term investments,” and the noncurrent portion, totaling $73 million, are included in “Other assets” in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully takes place every 30-35 days, quoted market prices would be readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  In addition, during fourth quarter 2008, the Company performed a valuation of a selected number of auction rate security instruments and considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “AOCI.”  The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately five percent of the Company’s total cash, cash equivalent, and investment balance at March 31, 2009, which it believes allows it sufficient time for the securities to return to full value.  For the $83 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  In conjunction with this agreement, the Company has applied the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to this put option.  Part of this agreement also contains a line of credit in which the Company holds an $83 million loan that is secured by the auction rate security instruments from that counterparty.  Both the put option and the instruments are being marked to market value through earnings each period; however, these adjustments offset and had minimal impact on net earnings impact for first quarter 2009.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value in addition to the $83 million subject to the agreement to be settled at par in June 2010.

During first quarter 2009, the Company also entered into a $46 million line of credit agreement with another counterparty secured by approximately $92 million (par value) of its remaining auction rate security instruments purchased through that counterparty.  This agreement allows the Company the ability to draw against the line of credit secured by the auction rate security instruments from that counterparty.  As of March 31, 2009, the Company had no borrowings against that available line of credit.  The Company remains in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.  The Company has continued to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to “AOCI.”  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,145	$1,145	$-	$-
Short-term investments	989	959	-	30
Noncurrent investments (a)	162	-	-	162
Interest rate derivatives	75	-	75	-
Fuel derivatives (b)	715	-	348	367
Other available-for-sale securities	29	21	-	8
Total assets	$3,115	$2,125	$423	$567

Liabilities
Fuel derivatives (b)	$(1,646)		$(498)	$(1,148)
(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $300 million in cash collateral provided to counterparties.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended March 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at December 31, 2008	$(864)	$200		$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	(32)	-		-	(32)
Included in other comprehensive income	(84)	-		-	(84)
Purchases and settlements (net)	199	(8)		-	191
Balance at March 31, 2009	$(781)	$192	(b)	$8	$(581)

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at March 31, 2009	$(10)	$-		$-	$(10)

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $83 classified as trading securities.

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

Gains and losses (realized and unrealized) included in earnings related to other investments for the three months ended March 31, 2009, are reported in “Other operating expenses.”

12.  TAX RATE

The Company’s effective tax rate was 15.3 percent in first quarter 2009.  This low rate in first quarter 2009 was impacted by the Company’s lower expected earnings for 2009 and the related impact that permanent tax differences have on these projections.

13.  SUBSEQUENT EVENTS

On April 2, 2009, the Company documented and closed the first tranche of what is expected to be a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of a total of six of the Company's Boeing 737-700 aircraft.  On that date, the Company sold three of its Boeing 737-700 aircraft for a total of approximately $105 million and immediately leased the aircraft back for approximately 12 years. This sale and leaseback resulted in a deferred gain of $8 million, which will be amortized over the respective terms of the leases.  Under the second tranche of the transaction, which is expected to close in second quarter 2009, the Company will sell an additional three of its Boeing 737-700 aircraft for approximately the same amount and terms as in the first tranche.

On April 16, 2009, the Company announced Freedom ’09, a voluntary early retirement program offered to eligible Employees, in which the Company will offer cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service.  Virtually all of the Company’s Employees hired before March 31, 2008 are eligible to participate in the program.  Participants’ last day of work is expected to fall between July 15, 2009 and April 15, 2010, based on the operational needs of particular work locations and departments, which is to be determined.  The Company does not have a target or expectation for the number of Employees expected to accept the package.

The Company expects to determine the accounting for charges incurred with Freedom ‘09 and be able to estimate the cost of termination benefits in second quarter 2009.  Depending on the number of eligible Employees who accept the offer, it may be necessary to replace a portion of the positions with newly hired Employees to meet operational demands.  Some of the positions will not need to be filled based on the Company’s recent capacity reductions.  The purpose of this voluntary initiative and other initiatives is to reduce headcount in conjunction with the Company’s current plans to reduce its capacity by five percent in 2009 and to help reduce costs.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008	Change

Revenue passengers carried	19,759,690	21,504,821	(8.1)%
Enplaned passengers	23,049,990	24,708,615	(6.7)%
Revenue passenger miles (RPMs) (000s)	16,891,629	17,592,159	(4.0)%
Available seat miles (ASMs) (000s)	24,171,675	25,193,437	(4.1)%
Load factor	69.9%	69.8%	0.1	pts
Average length of passenger haul (miles)	855	818	4.5%
Average aircraft stage length (miles)	635	627	1.3%
Trips flown	279,135	294,790	(5.3)%
Average passenger fare	$113.97	$112.24	1.5%
Passenger revenue yield per RPM (cents)	13.33	13.72	(2.8)%
Operating revenue yield per ASM (cents)	9.75	10.04	(2.9)%
Operating expenses per ASM (cents)	9.96	9.69	2.8%
Fuel costs per gallon, including fuel tax	$1.99	$2.13	(6.6)%
Fuel consumed, in gallons (millions)	349	373	(6.4)%
Full-time equivalent Employees at period-end	35,512	34,793	2.1%
Size of fleet at period-end	539	527	2.3%

* Headcount is defined as "Active" fulltime equivalent Employees for both periods presented.

Material Changes in Results of Operations

Summary

Southwest recorded a first quarter 2009 net loss of $91 million, or $.12 loss per share, diluted, versus the Company’s first quarter 2008 net income of $34 million, or $.05 per share, diluted.  The net loss in first quarter 2009 was primarily due to a decline in demand for domestic air travel as a result of the current ongoing U.S. recession.  Although the Company, as well as most other airlines, reduced capacity versus the prior year, demand was weak, resulting in a significant increase in discounting of seats and a reduction in full-fare demand.  This resulted in a 2.7 percent decrease in passenger revenue yield per available seat mile (ASM).  This result was exacerbated by the year-over-year impact relating to the timing of the Easter holiday—Easter fell in March of 2008, thereby providing a boost to first quarter 2008 revenues, but falls in April of the current year, which will provide a benefit to second quarter 2009.  The Company’s overall 6.8 percent year-over-year decrease in operating revenues more than offset savings realized as a result of lower jet fuel prices versus first quarter 2008.  The Company’s average jet fuel cost per gallon (including related fuel taxes) decreased 6.6 percent compared to first quarter 2008, inclusive of gains and/or losses from fuel contract settlements and related SFAS 133 adjustments included in “Fuel and oil” expense.  See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and accounting associated with derivative instruments.  For first quarter 2009, the Company had an operating loss of $50 million compared to first quarter 2008 operating income of $88 million.

Despite the ongoing U.S. recession and reduction in demand for air travel, the Company is continuing to push forward with its strategy to grow revenues.  The Company has differentiated itself from most other domestic carriers with its aggressive promotion of its No Hidden Fees, Low Fare brand.  The Company also continues to add new markets, including Minneapolis-St. Paul (in March 2009), New York’s LaGuardia airport (in June 2009), and Boston’s Logan International airport (in August 2009).  Although the Company does not plan to grow its fleet in 2009, it is able to add flights to these new markets through a continual flight schedule optimization, which involves trimming unproductive and less popular flights and reallocating capacity to fund market growth opportunities such as Denver and the aforementioned cities.  Other potential revenue initiatives include codeshare agreements with Canadian carrier WestJet and Mexican carrier Volaris, and the Company’s current ongoing test of wireless internet connectivity (“Wi-Fi”) aboard its aircraft.  The Company and WestJet plan to announce codeshare flight schedules and additional features regarding the relationship by late 2009.  The Company and Volaris plan to announce codeshare flight schedules and additional features regarding the relationship by early 2010.  Certain details of these alliances are subject to approvals by both the U.S. and Canadian/Mexican governments.  The Company is also continuing to consider codeshare opportunities with other carriers.  The Company currently has Wi-Fi installed on four of its Boeing 737 aircraft, and expects to soon make a decision regarding plans to offer this service aboard a larger portion of its fleet.

On the cost side, the Company remains diligent in its efforts to control expenses and remain a low-cost leader in the industry.  On April 16, 2009, the Company announced an early retirement option available for the vast majority of its Employees.  This voluntary separation program provides cash bonuses, health care coverage for a specified period of time, and certain extended flight privileges to eligible Employees who elect early retirement under the program.  The Company also has recently reached agreement regarding many of its collective-bargaining agreements which are currently amendable.  During the first quarter of 2009, the Company’s Ramp, Operations, Provisioning, and Freight Agents and its Mechanics voted to ratify their agreements.  The Company’s Flight Attendants and Pilots will vote on their tentative agreements in second quarter 2009.  These contracts contain modest raises and improved benefits for the Company’s productive Employees, but also contain provisions that should result in efficiency improvements that could boost the Company’s bottom line.  The Company has also significantly reduced planned capital spending by approximately $1.4 billion for 2009 and 2010 combined from what was planned at the beginning of 2008, by deferring aircraft deliveries, accelerating aircraft retirements, and suspending plans to grow capacity.

In first quarter 2009, the Company received three new Boeing 737-700s and retired one Boeing 737-300 aircraft.  The Company has ten additional deliveries of new Boeing 737-700s scheduled during the remainder of 2009, but also plans to sell, retire and/or return from lease 14 of its existing Boeing 737 aircraft during the remainder of 2009.  Overall, the Company currently expects to end 2009 with 535 aircraft, which is a net reduction of two aircraft for the year, and to fly approximately five percent fewer ASMs than it flew in 2008.  Based on current plans, the Company expects its second quarter 2009 ASM capacity to decrease approximately three percent versus second quarter 2008.  The Company believes this cautious strategy will enable it to match flights with expected demand in the current economic environment.  However, the Company believes it has retained the flexibility to enable it to begin growing again once economic conditions improve.

Comparison of three months ended March 31, 2009, to three months ended March 31, 2008

Revenues

Consolidated operating revenues decreased by $173 million, or 6.8 percent, primarily due to a $162 million, or 6.7 percent, decrease in Passenger revenues.  Approximately 60 percent of the overall decrease in Passenger revenues was due to the 4.1 percent reduction in capacity (ASMs) versus the prior year.  The remainder of the Passenger revenue decrease was primarily due to a 2.8 percent decrease in Passenger yield per Revenue Passenger Mile (RPM yield), as full fare bookings are down versus the prior year and the Company increased the amount of fare discounting and fare sales in response to the decline in demand for air travel amid current domestic economic conditions.  As a result of the Company’s fare discounting efforts and overall reduction in ASM capacity, load factors were slightly higher than first quarter 2008 levels, and represented a record for the first quarter of any year in the Company’s history.  The overall decline in operating revenues combined with the lower capacity led to a 2.9 percent decline in operating revenue yield per ASM (unit revenue).

Based on the Company’s recent actions to reduce fares, current revenue and booking trends, and based on the Company’s and its competitors’ announced capacity reductions for second quarter 2009 versus second quarter 2008, the Company currently expects continued higher load factors versus the prior year, but at lower passenger revenue yields.  Second quarter 2009 will benefit from the Easter holiday, but based on current revenue and booking trends, the Company expects another decline in operating unit revenues for second quarter 2009 versus second quarter 2008.

Consolidated freight revenues decreased by $4 million, or 11.8 percent, primarily due to fewer shipments as a result of the ongoing worldwide recession.  The Company expects a comparable decrease in consolidated freight revenues for second quarter 2009 compared to second quarter 2008.  Other revenues decreased by $7 million, or 8.5 percent, compared to first quarter 2008.  The majority of the decrease was primarily due to lower commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  The Company expects Other revenues for second quarter 2009 to decrease versus second quarter 2008, also due to lower commissions earned from business partners.

Operating expenses

Consolidated operating expenses for first quarter 2009 decreased $35 million, or 1.4 percent, compared to first quarter 2008, versus a 4.1 percent decrease in capacity compared to first quarter 2008.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for first quarter 2009 and first quarter 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended March 31,		Per ASM	Percent
	2009	2008	Change	Change

Salaries, wages, and benefits	3.46	3.17	.29	9.1
Fuel and oil	2.89	3.17	(.28)	(8.8)
Maintenance materials
and repairs	.76	.57	.19	33.3
Aircraft rentals	.19	.15	.04	26.7
Landing fees and other rentals	.69	.68	.01	1.5
Depreciation	.62	.58	.04	6.9
Other operating expenses	1.35	1.37	(.02)	(1.5)
Total	9.96	9.69	.27	2.8

Operating expenses per ASM for the three months ended March 31, 2009, were 9.96 cents, a 2.8 percent increase compared to 9.69 cents for first quarter 2008.  The majority of this increase primarily was due to higher wages, as a result of higher wage rates.  In addition, the decline in capacity versus first quarter 2008 has caused the Company’s fixed costs to be spread over a smaller quantity of ASMs.  Mostly offsetting these increases, however, was a reduction in fuel costs, as the Company’s average cost per gallon of fuel decreased 6.6 percent versus the prior year, net of hedging.  On a dollar basis, the majority of the decrease was due to a $102 million decline in Fuel and oil.  Approximately half of this decrease was due to a lower fuel cost per gallon and half was due to the reduction in fuel consumption.  Partially offsetting this decrease were a $41 million increase in Maintenance materials and repairs and a $36 million increase in Salaries, wages, and benefits.  Based on current unit operating cost trends, the Company expects second quarter 2009 unit costs, excluding fuel and any charges associated with the Company's voluntary retirement program, to be in line with first quarter 2009.  See Note 13 to the unaudited condensed consolidated financial statements for more information on Freedom '09.

Salaries, wages, and benefits expense per ASM for the three months ended March 31, 2009, increased 9.1 percent compared to first quarter 2008, and on a dollar basis increased $36 million.  These increases primarily were due to wage rate increases.  These rate increases were a result of both completed and ongoing labor contract negotiations with various unionized Employee workgroups and rate increases associated with promotions and increased seniority of existing Employees.  This increase was partially offset by a decrease in profitsharing expense versus first quarter 2008.  The Company’s profitsharing contributions are based on income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for first quarter 2009 was zero, versus $13 million in first quarter 2008.  Based on current trends and considering ongoing labor negotiations, the Company expects second quarter 2009 salaries, wages, and benefits expense per ASM, excluding any potential charges associated with the Company's voluntary retirement program, to decline from first quarter 2009's 3.46 cents per ASM.

The Company’s Mechanics, totaling approximately 1,700 Employees, are subject to an agreement between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”).  During first quarter 2009, the Company’s Mechanics ratified a new agreement that extends to 2012.

The Company’s Pilots, totaling approximately 5,600 Employees, are subject to an agreement between the Company and the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006.  During first quarter 2009, the Company and SWAPA came to a tentative agreement on a new contract extending to 2011.  The tentative agreement is expected to be voted on by SWAPA membership during second quarter 2009.

The Company’s Flight Attendants, totaling approximately 9,300 Employees, are subject to an agreement between the Company and the Transportation Workers of America, AFL-CIO Local 556 (“TWU 556”), which became amendable in June 2008.  During first quarter 2009, the Company and TWU 556 came to a tentative agreement on a new contract extending to 2012.  The tentative agreement is expected to be voted on by TWU 556 membership during second quarter 2009.

The Company’s Ramp, Operations, Provisioning, and Freight Agents, totaling approximately 7,100 Employees, are subject to an agreement between the Company and the Transportation Workers of America, AFL-CIO Local 555 (“TWU 555”), which became amendable in July 2008.  During first quarter 2009, the Company and TWU 555 came to a tentative agreement on a new contract that will become amendable in 2011.  The tentative agreement was approved by TWU 555 membership during first quarter 2009.

Fuel and oil expense for the three months ended March 31, 2009, decreased $102 million, and on a per ASM basis decreased 8.8 percent, primarily due to lower average prices, excluding the impact of hedging.  Excluding hedging, but including related fuel taxes in both years, the Company’s average fuel cost per gallon in first quarter 2009 was $1.57 versus $2.91 in first quarter 2008.  However, the Company had a worse performance from its fuel hedging program in first quarter 2009 versus the same prior year period.  As a result of these positions, and the significant decrease in physical prices for crude oil, jet fuel, and related products compared to first quarter 2008, the Company had hedging losses reflected in Fuel and oil expense totaling $146 million, while first quarter 2008 hedging gains recorded in Fuel and oil expense were $291 million. Including the effects of hedging activities, the Company’s average fuel cost per gallon in first quarter 2009 was $1.99, which was 6.6 percent lower than first quarter 2008.

As of April 15, 2009, for second quarter 2009, the Company primarily has “above-market” purchased call option instruments in place and has increased its fuel hedge position to approximately 50 percent of its expected fuel consumption, the majority of which effectively cap prices at approximately $66 per barrel of crude oil.  Since these instruments are “above-market,” they do not provide any cash benefit to the Company unless average market crude oil prices for second quarter exceed the call option price of the instrument.  Prior to 2009, the Company had more derivative instruments in place related to expected 2009 through 2013 fuel consumption.  However, in fourth quarter 2008, the Company entered into offsetting positions related to the majority of these hedges, effectively fixing some losses associated with these instruments.  At that time, the associated hedges, as defined in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), were undesignated, and any amounts previously held in “AOCI” will remain until the underlying contracts settle in future periods.  The Company’s current “hedge” position for second quarter 2009 excludes these previously undesignated fuel contracts.

As a result of these previously fixed losses, the Company expects to pay higher than market prices for fuel for these future periods associated with the “sold” instruments.  In addition, as a result of previous hedges that have been “undesignated” as defined in SFAS 133, the Company has significant amounts “frozen” in AOCI that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle.  As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company has deferred losses in AOCI of $888 million, net of tax, related to fuel derivative contracts.  The estimated fair market value (as of March 31, 2009) of the Company’s net fuel derivative contracts for the remainder of 2009 through 2013 reflects a net liability of approximately $631 million, including the effect of $300 million in cash collateral that had been provided to a counterparty as of March 31, 2009, which has been netted against the Company’s liability in the unaudited Condensed Consolidated Balance Sheet. The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (excluding the $300 million in cash collateral provided to a counterparty) as well as the amount of deferred losses in AOCI at March 31, 2009, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at March 31,
Year	at March 31, 2009	2009 (net of tax)
2009	$(156)	$(250)
2010	$(213)	$(245)
2011	$(251)	$(160)
2012	$(165)	$(118)
2013	$(146)	$(115)
Total	$(931)	$(888)

Based on this liability at March 31, 2009 (and precluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (or unhedged) prices by approximately $.15 to $.16 in 2009 and 2010, $.19 in 2011, $.12 in 2012, and $.10 in 2013.  These estimates are based on expected future cash settlements from fuel derivatives, but exclude any SFAS 133 impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  Based on this derivative position and market prices as of April 14, 2009, the Company is currently estimating its second quarter 2009 jet fuel cost per gallon to be in the $1.75 range, excluding the effects of any ineffectiveness from the Company’s fuel hedging program.

The Company has also continued its efforts to conserve fuel and, by the end of 2009, expects to complete the installation of Aviation Partners Boeing Blended Winglets on a significant number of its 737-300 aircraft (all 737-700 aircraft have already been equipped with winglets).  This and other fuel conservation efforts resulted in an approximate 2.7 percent decrease in the Company’s fuel burn rate per ASM for first quarter 2009 versus first quarter 2008.

Maintenance materials and repairs for the three months ended March 31, 2009, increased $41 million or 28.7 percent on a dollar basis compared to first quarter 2008, and increased 33.3 percent on a per-ASM basis compared to first quarter 2008.  On both a dollar and a per-ASM basis, the increases compared to first quarter 2008 were due to higher engine costs related to the Company’s 737-700 aircraft.  For the first quarter of 2008, these aircraft engines had been accounted for on a time and materials basis, and there were relatively few repair events for these engines during that period.  This was due to the fact that the 737-700 is the newest aircraft type in the Company’s fleet, and there were not yet a significant number of engines on these aircraft that were due for their first major overhaul.  In June 2008, the Company transitioned to a new engine repair agreement for these aircraft and expense is now based on flight hours associated with 737-700 engines.  The expense for 737-700 engines recognized in the first quarter of 2009 associated with the current agreement significantly exceeded the expense recognized in first quarter 2008, when repairs were still being accounted for on a time and materials basis.  Considering the new agreement, the Company expects Maintenance materials and repairs per ASM for second quarter 2009 to increase slightly from the .76 cents per ASM experienced in first quarter 2009, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended March 31, 2009, increased 26.7 percent compared to first quarter 2008, and, on a dollar basis, increased $7 million.  Both of these increases primarily were due to the Company’s recent sale and leaseback transactions involving a total of ten Boeing 737-700 aircraft.  See Note 9 to the unaudited condensed consolidated financial statements for further information.  As a result of these transactions and additional sale and leaseback transactions that were executed in April 2009 or will be executed later in second quarter 2009, the Company expects aircraft rentals per ASM in second quarter 2009 to approximate the .19 cents experienced during first quarter 2009.

Landing fees and other rentals for the three months ended March 31, 2009, decreased $5 million on a dollar basis, and on a per ASM basis was effectively flat compared to first quarter 2008.  The majority of the decrease on a dollar basis primarily was due to credits received in first quarter 2009 as a result of airports’ audits of prior periods versus audit settlement charges paid to airports in first quarter 2008.  Excluding these credits and charges from both years, Landing fees and other rentals were higher both on a dollar basis and a per ASM basis in first quarter 2009, primarily due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports are due to the fact that other airlines reduced capacity at a faster pace than the Company, resulting in the Company incurring a higher percentage of total airport-related costs.  As a consequence, the Company currently also expects Landing fees and other rentals per ASM in second quarter 2009 to be higher than the .69 cents per ASM recorded in first quarter 2009, primarily due to the fact that the Company does not expect to receive a comparable amount of audit settlement credits from airports that were received in first quarter 2009.

Depreciation expense for the three months ended March 31, 2009, increased by $5 million on a dollar basis compared to first quarter 2008, and increased 6.9 percent on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of 12 Boeing 737s to its fleet over the past twelve months.  This included the purchase of 17 new Boeing 737-700s from Boeing, net of five 737-300s returned from lease.  In addition, the Company executed sale and leasebacks of ten 737-700 aircraft.  See Note 9 to the unaudited condensed consolidated financial statements.  The increase on a per-ASM basis primarily was due to the increase in the Company’s fleet size combined with a decrease in ASMs as a result of the Company’s decision to slow its growth given current economic conditions.  For second quarter 2009, the Company expects Depreciation expense per ASM to decline slightly versus first quarter 2009’s .62 cents as a result of recent sale and leaseback transactions.

Other operating expenses per ASM for the three months ended March 31, 2009, decreased 1.5 percent compared to first quarter 2008, and on a dollar basis, decreased $17 million.  On both a per ASM basis and a dollar basis, the decrease was related to a decline in bad debts related to revenues from credit card sales.  For second quarter 2009, the Company currently expects Other operating expenses per ASM to be higher than first quarter 2009’s 1.35 cents.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on August 31, 2009.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense for the three months ended March 31, 2009, increased $16 million, or 57.1 percent, compared to first quarter 2008, primarily due to the Company’s borrowing under its $600 million term loan in May 2008, its borrowing of $400 million of the available $600 million under its revolving credit facility in October 2008, and the Company’s December 2008 issuance of $400 million of secured notes.  As a result of these past transactions, the Company also expects higher year-over-year interest expense for second quarter 2009.

Capitalized interest for the three months ended March 31, 2009, decreased $2 million, or 25.0 percent, compared to the same prior year period primarily due to a decline in both interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the three months ended March 31, 2009, decreased by $3 million, or 42.9 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.  In first quarter 2008, the Company’s cash and cash equivalents and short-term investments included a significant amount of collateral deposits received from a counterparty of the Company’s fuel derivative instruments.  Although these amounts were not restricted in any way, the Company was required to remit the investment earnings from these amounts back to the counterparty.  See Item 3 of Part I for further information on collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(In millions)	2009	2008

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(10)	$7
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	15	-
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(15)	16
Premium cost of fuel contracts included in Other (gains) losses, net	32	14
Other	1	1
	$23	$38

Based on the Company’s current fuel derivative contracts position, for the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts), the Company expects expense of approximately $36 million relating to these items in second quarter 2009.

The Company’s effective tax rate was 15.3 percent in first quarter 2009 compared to 8.9 percent in first quarter 2008.  The low rate in first quarter 2008 was impacted by a state of Illinois tax law reversal during first quarter 2008 that resulted in a $12 million ($.01 per share, diluted) reduction to state deferred tax liabilities.  The rate in first quarter 2009 was impacted by the Company’s lower expected earnings for 2009 and the related impact that permanent tax differences have on these projections.

Liquidity and Capital Resources

Net cash provided by operating activities was $286 million for the three months ended March 31, 2009, compared to $964 million provided by operating activities in the same prior year period.  The operating cash flows for first quarter 2008 were largely impacted by fluctuations in counterparty deposits associated with the Company’s fuel hedging program.  For the three months ended March 31, 2008, there was an increase in counterparty deposits of $570 million due to the large increase in the fair value of the Company’s fuel derivatives portfolio.  The fair value of the Company’s fuel derivatives increased from $2.4 billion at December 31, 2007, to $2.8 billion at March 31, 2008.  For first quarter 2009, cash flows from operating activities were also impacted by a change in Air traffic liability, which increased from $963 million at December 31, 2008, to $1.3 billion at March 31, 2009, as a result of seasonal bookings for future travel, and a $150 million increase due to the impact of noncash depreciation and amortization.  In the same prior year period, there was a $267 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended March 31, 2009, totaled $638 million compared to $126 million used in the same prior year period.  Investing activities for the first three months of both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the three months ended March 31, 2009, the Company’s short-term and noncurrent investments increased by a net $553 million, versus a net decrease of $238 million during the same prior year period.

Net cash provided by financing activities during the three months ended March 31, 2009, was $129 million compared to $69 million used in financing activities for the same period in 2008.  During the three months ended March 31, 2009, the Company raised approximately $173 million from a sale and leaseback transaction involving five of the Company’s 737-700 aircraft.  These inflows were partially offset by $35 million in payments of debt and capital lease obligations.  During the three months ended March 31, 2008, the majority of cash used in financing activities was in the Company’s repurchase of $54 million of its Common Stock, representing a total of 4.4 million shares.

The Company has a “well-known seasoned issuer” universal shelf registration statement, effective April 3, 2009, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first three months of 2009, the Company purchased three new 737-700 aircraft from Boeing and is scheduled to receive ten more 737-700 aircraft from Boeing during the remainder of 2009.  The Company also retired one of its older leased 737-300 aircraft during the first three months of 2009.  The Company also completed the sale and leaseback of five of its previously owned 737-700 aircraft during first quarter 2009, the sale and leaseback of three 737-700s on April 2, 2009, and has committed to another three sale and leasebacks later during second quarter 2009.  However, these transactions have no impact on the Company’s future aircraft commitments with Boeing.  See Notes 9 and 13 to the unaudited condensed Consolidated Financial Statements for further information on these transactions.  Based on recent economic events and announced industry capacity reductions, the Company continues to evaluate its plans with regards to planned aircraft retirements and future deliveries from Boeing.  The Company currently plans to reduce its fleet by 14 additional aircraft during the remainder of 2009 through a combination of lease returns, aircraft sales, and/or retirements, resulting in a fleet totaling 535 Boeing 737 aircraft as of December 31, 2009.  As of April 16, 2009, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2009	13	-	-	13	*
2010	10	-	-	10
2011	10	10	-	20
2012	13	10	-	23
2013	19	4	-	23
2014	13	7	-	20
2015	14	3	-	17
2016	12	11	-	23
2017	-	17	-	17
Through 2018	-	-	54	54
Total	104	62	54	220

* Currently plan to reduce fleet by 15 aircraft, bringing 2009 to a net reduction of two aircraft.

The following table details information on the 539 aircraft in the Company’s fleet as of March 31, 2009:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	17.7	184	112	72
-500	122	17.9	25	16	9
-700	137	5.5	330	316	14
TOTALS		10.2	539	444	95

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.5 billion, subject to adjustments for inflation, due as follows: $340 million remaining in 2009, $344 million in 2010, $446 million in 2011, $562 million in 2012, $632 million in 2013, $508 million in 2014, and $692 million thereafter.

During October 2008, the Company elected to access $400 million of the available $600 million under its revolving credit facility.  The Company plans to use this borrowing for general corporate purposes and was done in order to enhance the Company’s liquidity as a result of the current instability of the credit markets.  The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at March 31, 2009, of $2.1 billion, internally generated funds, and $200 million remaining under the Company’s $600 million revolving credit facility.  As discussed in Note 13 to the unaudited condensed consolidated financial statements, on April 2, 2009, the Company executed sale and leaseback transactions involving three of its aircraft that generated $105 million in proceeds, and has agreed to another similar sale and leaseback transaction to be finalized later in second quarter 2009.  The Company will also consider other various borrowing or leasing options to supplement cash requirements as necessary.

During 2008, the City of Dallas approved the Love Field Modernization Program, an estimated $519 million project to reconstruct Dallas Love Field with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement with the City of Dallas, Southwest is managing this project, and initial construction is expected to commence during late 2009, with completion scheduled for October 2014.  Bonds will be issued at a later date by the Love Field Airport Modernization Corporation (a “local government corporation” under Texas law formed by the City of Dallas) that will provide funding for this project, with repayment of the bonds being made through recurring ground rents, fees, and other revenues collected by the airport.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company had repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing.  The Company does not believe it is prudent to repurchase shares at the current time considering the current economic environment.

Fair value measurements

As discussed in Note 11 to the unaudited condensed consolidated financial statements, the Company uses the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) in determining the fair value of certain assets and liabilities.  As defined in SFAS 157, the Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $192 million, a portion of its fuel derivative contracts, which totaled a net liability of $781 million, and $8 million in other investments, at March 31, 2009.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At March 31, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities.  In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1 under SFAS 157.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2009.  In addition, the Company has previously obtained an independent valuation of a selected number of auction rate security instruments and has considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “Accumulated other comprehensive income (loss).”  Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary.  These conclusions will also continue to be evaluated and challenged in subsequent periods.  The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately five percent of the Company’s total cash, cash equivalent, and investment balance at March 31, 2009, which it believes allows it sufficient time for the securities to return to full value.  For the $83 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  As part of this agreement, the Company has entered into a line of credit in which it currently holds an $83 million loan that is secured by the auction rate security instruments from that counterparty.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value, in addition to the $83 million subject to the agreement to be sold at par in June 2010.  The Company is also in discussions with other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

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

As discussed in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133.  Any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within “Accumulated other comprehensive income (loss)” until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net”, in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceed certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Forward-looking statements

Some statements in this Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  related to the Company’s (i) growth strategies and expectations; (ii) revenue and cost-cutting initiatives; (iii) expectations for future results of operations; (iv) expectations regarding liquidity, including anticipated needs for, and sources of, funds; (v) plans and expectations for managing risk associated with changing jet fuel prices; and (vi) expectations and intentions relating to outstanding litigation.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	continued unfavorable economic conditions, which could continue to impact the demand for air travel and the Company’s ability to adjust fares;
(ii)	the price and availability of aircraft fuel and any changes in the Company’s fuel hedging strategies and positions;
(iii)
the Company’s ability to timely and effectively prioritize its revenue and cost reduction initiatives and its related ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iv)
continued instability of the credit, capital, and energy markets, which could result in future pressure on credit ratings and could also negatively impact (a) the Company’s ability to obtain financing on acceptable terms, (b) the Company’s liquidity generally, and (c) the availability and cost of insurance;

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
(viii)
the impact of governmental regulations and inquiries on the Company’s operating costs, as well as its operations generally, and the impact of developments affecting the Company’s outstanding litigation;

(ix)	competitor capacity and load factors; and
(x)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At March 31, 2009, the estimated fair value of outstanding contracts was a liability of $931 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2009, the Company had agreements with eight counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At March 31, 2009, the Company had provided $300 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to a counterparty, but did not hold any cash collateral deposits from any of its counterparties as of that date.  These collateral deposits are netted against the fair value of the Company’s noncurrent derivative contracts in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

On March 27, 2009, the Company entered into a fuel hedging agreement with a second counterparty that replaced an existing fuel hedging agreement with that counterparty.  Under the previous agreement, the Company became obligated to post cash or letters of credit as security for fuel derivative liabilities upon a noninvestment grade credit rating.  Under the new agreement, the Company is obligated to post collateral related to fuel derivative liabilities as follows:  (i) if the obligation is up to $125 million, the Company posts cash collateral, (ii) if the obligation is between $125 million and $625 million, the Company has pledged Boeing 737-700 aircraft, and (iii) if the obligation exceeds $625 million, the Company must post cash or letters of credit as collateral.  The Company pledged 29 of its Boeing 737-700 aircraft to cover the collateral posting band in clause (ii).  Although no cash collateral had been provided to this counterparty as of March 31, 2009, the Company did post $125 million in cash collateral deposits to this counterparty in April 2009 upon the effective date of the agreement.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In first quarter 2009, the Company ascertained that it had incorrectly interpreted the applicability of the provisions of FIN 39-1 to the balance sheet presentation of cash collateral deposits associated with the Company’s fuel derivative instruments.  The Company determined that the impact of this error was not material to its financial statements and disclosures taken as a whole, and decided to apply FIN 39-1 prospectively beginning with this first quarter 2009 Form 10-Q.  The Company has made a reclassification adjustment to retrospectively apply FIN 39-1 to its comparative December 31, 2008, unaudited Condensed Consolidated Balance Sheet included in this first quarter 2009 Form 10-Q.  The Company has made related retrospective adjustments to items within the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008; however, these adjustments have no net impact on “Net cash provided by operating activities,” or earnings as previously reported for such period.  The Company’s internal controls over financial reporting were designed to protect against errors of interpretation, and the Company believes the set of internal controls in place were designed to reasonably ensure new or changed financial reporting requirements are identified and interpreted.  The Company evaluated the error it identified and concluded it had a significant deficiency, but not a material weakness, in its internal control over financial reporting.  As a result of the error, the Company has changed its internal controls around the identification and interpretation of new financial reporting and accounting standards and guidance.  The Company has strengthened its processes to include detailed consideration not only of standards and guidance deemed to be applicable to the Company, but also to include further consideration of standards and guidance initially deemed to be inapplicable.  In addition to the financial reporting department’s regular review and discussion of new accounting guidance, such guidance, including guidance believed to be inapplicable, is now also discussed with members of the Company’s Disclosure Committee, who are provided with a description of the reasons why the guidance is believed not to be applicable.  Management has concluded that the above changes to its internal controls over financial reporting, implemented in first quarter 2009, correct the significant deficiency.

During first quarter 2009, the Company implemented a new reservations and ticketing system which resulted in a material change in a component of the Company's internal control over financial reporting.   Pre-implementation testing was conducted by management to ensure that internal controls surrounding the implementation process and the application itself were properly designed to prevent material financial statement errors.   The Company's management has determined that the internal controls and procedures related to the financial reporting of ticket sales, exchanges and refunds in the new system are effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 6, 2008, the FAA notified the Company that it was seeking to fine the Company approximately $10 million in connection with an incident concerning the Company’s potential non-compliance with an airworthiness directive.  The Company accrued the proposed fine as an operating expense in first quarter 2008.  On March 2, 2009, the FAA and the Company agreed to settle the matter, and other pending and potential regulatory compliance matters, for $7.5 million.  Approximately one-third of this amount was paid in first quarter 2009, and the remainder will be paid in equal installments in 2010 and 2011.  The Company also agreed, among other things, to improve FAA access to information about its maintenance and engineering activities and make certain changes to its maintenance and engineering functions.  Failure to perform these obligations could result in additional fines of up to a maximum of $7.5 million.   The agreement did not contain any finding of violation or admission of wrongdoing by the Company.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

During the first quarter of 2009, Herbert D. Kelleher, Chairman Emeritus of the Company, exercised options to purchase unregistered shares of Southwest Airlines Co. Common Stock from the Company as follows:

			Aggregate
Number of	Option exercise		proceeds to
shares purchased	price per share	Date of exercise	the Company

45,000	$1.00	3/17/2009	$45,000

The issuance of the above shares to Mr. Kelleher was exempt from the registration under the Securities Act of 1933, as amended (the “Act”), pursuant to the provision of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof.  The issuance of such shares was not underwritten.

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 62 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	Supplemental Agreement No. 63 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
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

SOUTHWEST AIRLINES CO.

April 17, 2009	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 62 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
10.2	Supplemental Agreement No. 63 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer

(1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.