Form 10-Q/A
period 2009-03-31
SOUTHWEST AIRLINES CO
filed 2009-04-29
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Number of shares of Common Stock outstanding as of the close of business on April 15, 2009: 740,813,556

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”) is to file Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from Southwest Airlines Co.’s Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission on April 20, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) unaudited Condensed Consolidated Balance Sheet, (ii) unaudited Condensed Consolidated Statement of Income, (iii) unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to the unaudited condensed consolidated financial statements, tagged as blocks of text.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Southwest Airlines Co.  No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 62 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (previously filed as Exhibit 10.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)). (1)
10.2	Supplemental Agreement No. 63 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (previously filed as Exhibit 10.2 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)). (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (previously filed as
Exhibit 31.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (previously filed as
Exhibit 31.2 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer (previously filed as Exhibit 32.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
101*	The following financial statements from Southwest Airlines Co.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009, filed on April 20, 2009, formatted in XBRL: (i) unaudited Condensed Consolidated Balance Sheet, (ii)
unaudited Condensed Consolidated Statement of Income, (iii) unaudited Condensed
Consolidated Statement of Cash Flows, and (iv) the Notes to unaudited condensed consolidated financial statements, tagged as blocks of text.

 (1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

*  Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

April 28, 2009	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 62 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (previously filed as Exhibit 10.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)). (1)
10.2	Supplemental Agreement No. 63 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest (previously filed as Exhibit 10.2 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)). (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (previously filed as
Exhibit 31.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (previously filed as
Exhibit 31.2 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer (previously filed as Exhibit 32.1 to Southwest’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)).
101*	The following financial statements from Southwest Airlines Co.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2009, filed on April 20, 2009, formatted in XBRL: (i) unaudited Condensed Consolidated Balance Sheet, (ii)
unaudited Condensed Consolidated Statement of Income, (iii) unaudited Condensed
Consolidated Statement of Cash Flows, and (iv) the Notes to unaudited condensed consolidated financial statements, tagged as blocks of text.

 (1)  Pursuant to 17 CRF 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

*  Filed Herewith.