Form 10-Q
period 2009-06-30
SOUTHWEST AIRLINES CO
filed 2009-07-23
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Number of shares of Common Stock outstanding as of the close of business on July 20, 2009: 741,447,409

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$946	$1,368
Short-term investments	1,252	435
Accounts and other receivables	237	209
Inventories of parts and supplies, at cost	200	203
Deferred income taxes	365	365
Prepaid expenses and other current assets	94	73
Total current assets	3,094	2,653

Property and equipment, at cost:
Flight equipment	13,690	13,722
Ground property and equipment	1,849	1,769
Deposits on flight equipment purchase contracts	204	380
	15,743	15,871
Less allowance for depreciation and amortization	5,082	4,831
	10,661	11,040
Other assets	272	375
	$14,027	$14,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$732	$668
Accrued liabilities	1,029	1,012
Air traffic liability	1,207	963
Current maturities of long-term debt	105	163
Total current liabilities	3,073	2,806

Long-term debt less current maturities	3,278	3,498
Deferred income taxes	1,921	1,904
Deferred gains from sale and leaseback of aircraft	128	105
Other deferred liabilities	481	802
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,223	1,215
Retained earnings	4,863	4,919
Accumulated other comprehensive loss	(762)	(984)
Treasury stock, at cost	(986)	(1,005)
Total stockholders' equity	5,146	4,953
	$14,027	$14,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

OPERATING REVENUES:
Passenger	$2,506	$2,747	$4,758	$5,161
Freight	29	37	58	71
Other	81	85	156	167
Total operating revenues	2,616	2,869	4,972	5,399
OPERATING EXPENSES:
Salaries, wages, and benefits	863	839	1,699	1,639
Fuel and oil	726	945	1,423	1,745
Maintenance materials and repairs	190	191	373	333
Aircraft rentals	47	38	93	76
Landing fees and other rentals	179	159	345	330
Depreciation and amortization	150	148	300	293
Other operating expenses	338	344	666	690
Total operating expenses	2,493	2,664	4,899	5,106
OPERATING INCOME	123	205	73	293
OTHER EXPENSES (INCOME):
Interest expense	47	32	92	60
Capitalized interest	(5)	(6)	(11)	(14)
Interest income	(3)	(5)	(8)	(12)
Other (gains) losses, net	34	(345)	57	(307)
Total other expenses (income)	73	(324)	130	(273)

INCOME (LOSS) BEFORE INCOME TAXES	50	529	(57)	566
PROVISION (BENEFIT) FOR INCOME TAXES	(4)	208	(20)	211

NET INCOME (LOSS)	$54	$321	$(37)	$355

NET INCOME (LOSS) PER SHARE, BASIC	$.07	$.44	($.05)	$.48

NET INCOME (LOSS) PER SHARE, DILUTED	$.07	$.44	($.05)	$.48

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	741	732	741	733
Diluted	741	737	741	736

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 54	$ 321	$ (37)	$ 355
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	150	148	300	293
Unrealized loss (gain) on fuel derivative instruments	54	(324)	124	(290)
Deferred income taxes	(4)	135	(25)	129
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(3)	(7)	(6)
Share-based compensation expense	3	5	6	9
Excess tax benefits from share-based
compensation arrangements	(5)	3	(1)	3
Changes in certain assets and liabilities:
Accounts and other receivables	(6)	(97)	(28)	(167)
Other current assets	(28)	(37)	(18)	(50)
Accounts payable and accrued liabilities	104	286	104	333
Air traffic liability	(43)	105	244	372
Cash collateral received from (provided to) fuel
derivative counterparties	(125)	1,865	(185)	2,435
Other, net	(15)	(71)	(57)	(116)
Net cash provided by operating activities	135	2,336	420	3,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(187)	(223)	(272)	(587)
Purchases of short-term investments	(1,394)	(2,226)	(3,090)	(3,447)
Proceeds from sales of short-term investments	1,203	1,185	2,347	2,645
Other, net	1	-	1	-
Net cash used in investing activities	(377)	(1,264)	(1,014)	(1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	208	-	381	-
Issuance of Long-term debt	332	600	332	600
Proceeds from Employee stock plans	4	17	8	27
Payments of long-term debt and capital lease obligations	(7)	(6)	(41)	(25)
Payment of revolving credit facility	(400)	-	(400)	-
Payment of credit line borrowing	(91)	-	(91)	-
Payments of cash dividends	(3)	(3)	(10)	(10)
Repurchase of common stock	-	-	-	(54)
Excess tax benefits from share-based
compensation arrangements	5	(3)	1	(3)
Other, net	(5)	(6)	(8)	(6)
Net cash provided by financing activities	43	599	172	529

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(199)	1,671	(422)	2,440
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,145	2,982	1,368	2,213
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 946	$ 4,653	$ 946	$ 4,653

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$ 42	$ 16	$ 78	$ 41
Income taxes	$ 3	$ 7	$ 4	$ 13

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2009 and 2008, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s revenues, as well as its overall financial performance, are better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  However, as a result of significant fluctuations in revenues and the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company has experienced, and may continue to experience significant volatility in its results in certain fiscal periods.  See Note 5 for further information. Operating results for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Balance Sheet as of December 31, 2008, the Company's cash collateral deposits related to fuel derivatives that have been provided to a counterparty have been adjusted to show a “net” presentation against the fair value of the Company's fuel derivative instruments.  The entire portion of cash collateral deposits as of December 31, 2008, $240 million, has been reclassified to reduce “Other deferred liabilities.”  In the Company’s 2008 Form 10-K filing, these cash collateral deposits were presented “gross” and all were included as an increase to “Prepaid expenses and other current assets.”  This change in presentation was made in order to comply with the requirements of Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FIN 39-1), which was required to be adopted by the Company effective January 1, 2008.  Following the Company’s 2008 Form 10-K filing on February 2, 2009, the Company became aware that the requirements of FIN 39-1 had not been properly applied to its financial derivative instruments within the financial statements.  The Company determined that the effect of this error was not material to its financial statements and disclosures taken as a whole, and decided to apply FIN 39-1 prospectively beginning with its first quarter 2009 Form 10-Q.  Also, in the unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2008, the Company has reclassified certain unrealized noncash gains recorded on fuel derivative instruments and the cash collateral received from counterparties to its fuel hedging program, in order to conform to the current year presentation.  These reclassifications had no impact on net cash flows provided by operations.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on July 23, 2009.

2.   NEW ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1).  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009.  See Note 11.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009.  FSP 157-4 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2).  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  FSP 115-2 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.  See Note 1.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

3.      DIVIDENDS

During the three month periods ended March 31 and June 30, 2009, dividends of $.0045 per share were declared on the 740 million shares and 741 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31 and June 30, 2008, dividends of $.0045 per share were declared on the 731 million shares and 733 million shares of Common Stock then outstanding, respectively.

4.      NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

NUMERATOR:
Net income (loss)	$54	$321	$(37)	$355

DENOMINATOR:
Weighted-average shares
outstanding, basic	741	732	741	733
Dilutive effect of Employee stock
options	-	5	-	3
Adjusted weighted-average shares
outstanding, diluted	741	737	741	736

NET INCOME (LOSS) PER SHARE:
Basic	$.07	$.44	$(.05)	$.48

Diluted	$.07	$.44	$(.05)	$.48

The Company has excluded 79 million and 56 million shares, respectively, from its calculations of net income per share, diluted, for the three months ended June 30, 2009 and 2008, and has excluded 79 million and 72 million shares, respectively, from its calculations of net income per share, diluted, for the six months ended June 30, 2009 and 2008, as they represent antidilutive stock options for the respective periods presented.

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Jet fuel and oil (including related taxes) consumed during the three months ended June 30, 2009 and 2008, represented approximately 29 percent and 35 percent of the Company’s operating expenses, respectively. The Company’s operating expenses have been extremely volatile in recent years due to dramatic increases and declines in energy prices.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses.  Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), and fixed price swap agreements in its portfolio.  Generally, when prices are lower, the Company prefers to use fixed price swap agreements and purchased call options.  However, when prices are higher, the Company uses more collar structures due to the high cost of purchased call options and the increased risk associated with fixed price swaps.  Although the use of collar structures can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure settles.  With the use of purchased call options, the Company cannot be in a liability position at settlement.

The following table provides information about the Company’s volume of fuel hedging for the first half of 2009, and its portfolio as of June 30, 2009, for future periods.  These hedge volumes are presented strictly from an “economic” standpoint and thus do not reflect whether the hedges qualified or will qualify for special hedge accounting as defined in SFAS 133.  The Company defines its “economic” hedge as the total volume of fuel derivative contracts held, including the net impact of positions that have been effectively “settled” through offsetting positions, regardless of whether those contracts qualify for hedge accounting as defined in SFAS 133.

	Fuel hedged as	Approximate %
	of June 30, 2009	of jet fuel
Period (by year)	(gallons in millions)	consumption
2009	518	37	% *
2010	653	47	% *
2011	211	15	% *
2012	93	7	% *
2013	98	7	% *

Period (by quarter for 2009)
First quarter 2009	15	4%
Second quarter 2009	185	50%
Third quarter 2009	144	40	% *
Fourth quarter 2009	174	52	% *
* Forecasted

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in SFAS 133.  Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (“AOCI”) until the underlying jet fuel is consumed.  See Note 6 for further information on “AOCI.”  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the statement of operations in the period of the change; however, in accordance with SFAS 133, any amounts previously recorded to “AOCI” would remain there until such time as the original forecasted transaction occurs at which time these amounts would be reclassified to “Fuel and oil” expense.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to “AOCI” would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur for the three or six months ended June 30, 2009 or 2008.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging.  The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to the foregoing factors.  However, even though these derivatives may not qualify for SFAS 133 special hedge accounting, the Company continues to hold the instruments as it believes they continue to afford the Company the opportunity to minimize jet fuel costs.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet (in millions):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at 6/30/09	Fair Value at 12/31/08	Fair Value at 6/30/09	Fair Value at 12/31/08

Derivatives designated as hedging
instruments under SFAS 133
Fuel derivative contracts (gross)*	Accrued liabilities	$92	$94	$71	$19
Fuel derivative contracts (gross)*	Other deferred liabilities	112	40	142	522
Interest rate derivative contracts	Other assets	50	83	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	-	3

Total derivatives designated as hedging
instruments under SFAS 133		$254	$217	$213	$544

Derivatives not designated as hedging
instruments under SFAS 133
Fuel derivative contracts (gross)*	Accrued liabilities	$403	$387	$596	$708
Fuel derivative contracts (gross)*	Other deferred liabilities	308	266	864	530

Total derivatives not designated as
hedging instruments under SFAS 133		$711	$653	$1,460	$1,238

Total derivatives		$965	$870	$1,673	$1,782
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet (in millions):

	Balance Sheet	June 30,	December 31,
	Location	2009	2008
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	deferred liabilities	374	240
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	51	-
Due to third parties for settled fuel contracts	Accrued liabilities	18	16
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	750	946

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008 (in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended June 30,				Three months ended June 30,				Three months ended June 30,
	2009		2008		2009		2008		2009	2008

Fuel derivative
contracts	$(42	) *	$(1,493	) *	$96	*	$(284	) *	$(25)	$20
Interest rate
derivatives	(20	) *	-		-		-		-	-

Total	$(62)		$(1,493)		$96		$(284)		$(25)	$20
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Six months ended June 30,				Six months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008		2009	2008

Fuel derivative
contracts	$10	*	$(1,923	) *	$206	*	$(454	) *	$(9)	$26
Interest rate
derivatives	(25	) *	-		-		-		-	-

Total	$(15)		$(1,923)		$206		$(454)		$(9)	$26
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended June 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives

Fuel derivative contracts	$19	$(381)	Other (gains) losses, net

Derivatives not in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Six months ended June 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives

Fuel derivative contracts	$(8)	$(365)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2009 and 2008, respectively, of $37 million and $14 million, and during the six months ended June 30, 2009 and 2008, respectively, of $69 million and $27 million.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of June 30, 2009, are approximately $280 million in unrealized losses, net of taxes, that are expected to be realized in earnings during the twelve months following June 30, 2009.  In addition, as of June 30, 2009, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $43 million, net of taxes.  These losses were recognized in the three months ended June 30, 2009, and prior periods, and are reflected in “Retained earnings” as of June 30, 2009, but the underlying derivative instruments will not expire/settle until subsequent periods of 2009 or future periods.

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

The Company also entered into interest rate swap agreements concurrent with its entry into a twelve-year, $600 million floating-rate term loan agreement during 2008, and a ten-year, $332 million floating-rate term loan agreement during May 2009.  Under these swap agreements, which are accounted for as cash flow hedges, the interest rates on the term loans are effectively fixed for their entire term at 5.223 percent and 6.64 percent, respectively, and ineffectiveness is required to be measured each reporting period.  The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At June 30, 2009, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  Based on the Company’s current agreements with two of these counterparties, cash deposits are required to be posted whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds.  If the threshold is exceeded, cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or posted by the Company if the value of derivatives is a liability to the Company.

Under one of the Company’s counterparty agreements, as amended, until January 1, 2010, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company is required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash.  At June 30, 2009, the fair value of fuel derivative instruments with this counterparty was a net liability of $302 million, and the Company had posted $300 million in cash collateral deposits with the counterparty, with the remaining $2 million secured by pledged aircraft.  If the fair value of fuel derivative instruments with this counterparty were in a net asset position, the counterparty would be required to post cash collateral to the Company on a dollar-for-dollar basis for amounts in excess of $40 million.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty could be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $40 million of assets held.

Under another of the Company’s counterparty agreements, the Company is obligated to post collateral related to fuel derivative liabilities as follows:  (i) if the obligation is up to $125 million, the Company posts cash collateral, (ii) if the obligation is between $125 million and $625 million, the Company has pledged 29 Boeing 737-700 aircraft as collateral in lieu of cash, and (iii) if the obligation exceeds $625 million, the Company must post cash or letters of credit as collateral.  The Company pledged 29 of its Boeing 737-700 aircraft to cover the collateral posting band in clause (ii).  As of June 30, 2009, the fair value of fuel derivative instruments with this counterparty was a net liability of $399 million, and the Company had posted $125 million in cash collateral deposits to this counterparty, with the remaining $274 million secured by pledged aircraft.  This agreement also provides for the counterparty to post cash collateral to the Company on a dollar-for-dollar basis for any net positive fair value of fuel derivative instruments in excess of $150 million held by the Company from that counterparty.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty would be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $150 million of assets held.

As of June 30, 2009, other than as described above, the Company did not have any fuel hedging agreements with counterparties in which cash collateral is required to be posted based on the Company’s current investment grade credit rating.  However, additional fuel hedging agreements contain a provision whereby each party has the right to terminate and settle all outstanding fuel contracts if the other party’s credit rating falls below investment grade.  Upon this occurrence, the party in a net liability position could subsequently be required to post cash collateral if a mutual alternative agreement could not be reached.  At June 30, 2009, the Company’s estimated fair value of fuel derivative contracts with one counterparty, containing this provision, was a liability of $101 million, including $29 million that will settle by the end of 2009.

Due to the Company’s current fuel hedging agreements with counterparties, in the Company's judgment, it does not have significant exposure to future cash collateral requirements.  As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from market prices as of June 30, 2009, given the Company’s current fuel hedge portfolio and its investment grade credit rating, it would not have had to provide additional cash collateral to its current counterparties.

The Company classifies its cash collateral provided to counterparties in accordance with the provisions of FIN 39-1.  FIN 39-1 requires an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments.  Entities may either select a “net” or a “gross” presentation.  The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments.  The Company’s policy differs depending on whether its derivative instruments are in a net asset position or a net liability position.  If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date.)  If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments.  At June 30, 2009, of the $425 million in cash collateral deposits posted with counterparties under its bilateral collateral provisions, $374 million has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities” and $51 million has been netted against current fuel derivative instruments within “Accrued liabilities” in the unaudited Condensed Consolidated Balance Sheet.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  The differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three months ended June 30,
(In millions)	2009	2008

Net income	$54	$321
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $86 and $753	138	1,209
Other, net of deferred taxes of $14 and ($1)	22	(2)
Total other comprehensive income	160	1,207

Comprehensive income	$214	$1,528

	Six months ended June 30,
(In millions)	2009	2008

Net income	$(37)	$355
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $122 and $904	196	1,469
Other, net of deferred taxes of $16 and ($7)	26	(11)
Total other comprehensive income (loss)	222	1,458

Comprehensive income	$185	$1,813

A rollforward of the amounts included in “AOCI,” net of taxes, is shown below for the three and six months ended June 30, 2009:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at March 31, 2009	$(888)	$(34)	$(922)
Second quarter 2009 changes in value	42	22	64
Reclassification to earnings	96	-	96
Balance at June 30, 2009	$(750)	$(12)	$(762)

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2008	$(946)	$(38)	$(984)
2009 changes in value	(10)	26	16
Reclassification to earnings	206	-	206
Balance at June 30, 2009	$(750)	$(12)	$(762)

7. ACCRUED LIABILITIES

	June 30,	December 31,
(In millions)	2009	2008

Retirement plans	$97	$86
Aircraft rentals	109	118
Vacation pay	181	175
Advances and deposits	14	23
Fuel derivative contracts	120	246
Deferred income taxes	138	36
Workers compensation	124	122
Other	246	206
Accrued liabilities	$1,029	$1,012

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended June 30,
(In millions)	2009	2008

Service cost	$4	$4
Interest cost	1	1
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	(1)

Net periodic postretirement benefit cost	$5	$5

	Six months ended June 30,
(In millions)	2009	2008

Service cost	$7	$7
Interest cost	2	2
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	(1)

Net periodic postretirement benefit cost	$9	$9

9.      FINANCING TRANSACTIONS

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft.  On May 6, 2009, the Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages.  The loan matures on May 6, 2019, and is repayable quarterly in installments of principal beginning August 6, 2009.  The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent, and interest is payable quarterly, beginning August 6, 2009.  Concurrent with its entry into the term loan agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 6.315 percent.  The Company used the proceeds from the term loan for general corporate purposes, including the repayment of the Company’s revolving credit facility.

During May 2009, the Company fully repaid the $400 million it had previously borrowed in 2008 under its available $600 million revolving credit facility.  Therefore, as of June 30, 2009, the entire $600 million of the Company’s revolving credit facility was available for borrowing.

10.      COMMITMENTS AND CONTINGENCIES

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company has been evaluating the Shareholder demands.

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

During 2008, the City of Dallas approved the Love Field Modernization Program, an estimated $519 million project to reconstruct Dallas Love Field with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement with the City of Dallas, the Company is managing this project, and initial construction is expected to commence during late 2009, with completion scheduled for October 2014.  Bonds are expected to be issued at a later date by the Love Field Airport Modernization Corporation (a “local government corporation” under Texas law formed by the City of Dallas) that will provide funding for this project, with repayment of the bonds being made through recurring ground rents, fees, and other revenues collected by the airport.

11.      FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 as of January 1, 2008.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies.  Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, obligations of U.S. Government backed agencies, and certain auction rate securities.  Derivative instruments are related to the Company’s fuel hedging program and interest rate hedges.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s Excess Benefit Plan.

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

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At June 30, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities. The $83 million classified as trading securities are subject to an agreement the Company entered into in December 2008, as discussed below, and are included in “Short-term investments” in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully takes place every 30-35 days, quoted market prices would be readily available, which would qualify as Level 1 under SFAS

157.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  In addition, during fourth quarter 2008, the Company performed a valuation of its auction rate security instruments and considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “AOCI.”  The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately five percent of the Company’s total cash, cash equivalent, and investment balance at June 30, 2009.  Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  For the $83 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  In conjunction with this agreement, the Company has applied the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to this put option.  Part of this agreement also contains a line of credit in which the Company can borrow up to $83 million as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty.  There were no borrowings under this provision as of June 30, 2009.  Both the put option and the auction rate instruments are being marked to market through earnings each period; however, these adjustments offset and had minimal impact on net earnings for the three and six months ended June 30, 2009.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value in addition to the $83 million subject to the agreement to be settled at par in June 2010.

During first quarter 2009, the Company also entered into a $46 million line of credit agreement with another counterparty secured by approximately $92 million (par value) of its remaining auction rate security instruments purchased through that counterparty.  This agreement allows the Company the ability to draw against the line of credit secured by the auction rate security instruments from that counterparty.  As of June 30, 2009, the Company had no borrowings against that available line of credit.  The Company remains in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.  The Company has continued to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to “AOCI.”  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$946	$946	$-	$-
Short-term investments	1,252	1,222	-	103
Noncurrent investments (a)	89	-	-	89
Interest rate derivatives	50	-	50	-
Fuel derivatives (b)	915	-	338	577
Other available-for-sale securities	33	25	-	8
Total assets	$3,285	$2,193	$388	$777

Liabilities
Fuel derivatives (b)	$(1,678)		$(964)	$(714)
(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $425 million in cash collateral provided to counterparties.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended June 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at December 31, 2008	$(864)	$200		$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	473	-		-	473
Included in other comprehensive income	(23)	-		-	(23)
Purchases and settlements (net)	277	(8)		-	269
Balance at June 30, 2009	$(137)	$192	(b)	$8	$63

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2009	$466	$-		$-	$466

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $83 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed “effective,” as defined in SFAS 133, are included in “Fuel and oil” expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with derivative contracts, as defined in SFAS 133, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.”  See Note 5 for further information on SFAS 133 and hedging.

Gains and losses (realized and unrealized) included in earnings related to other investments for the three and six months ended June 30, 2009, are reported in “Other operating expenses.”

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at June 30, 2009 were as follows:

(In millions)	Carrying value	Estimated fair value
10.5% Notes due 2011	$400	$432
French Credit Agreements due 2012	24	24
6.5% Notes due 2012	400	409
5.25% Notes due 2014	373	347
5.75% Notes due 2016	300	270
5.125% Notes due 2017	333	288
French Credit Agreements due 2017	84	84
Term Loan Agreement due 2019	332	336
Term Loan Agreement due 2020	570	481
Pass Through Certificates	458	473
7.375% Debentures due 2027	114	107
Fuel derivative contracts*	(763)	(763)

* Does not include the impact of cash collateral deposits provided to counterparties.
See Note 5.

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

12.  TAX RATE

The Company’s effective tax rate was a negative 7.3 percent in second quarter 2009.  This low rate was due to a $21 million adjustment ($.03 per share, diluted) necessary to achieve a revised year-to-date tax rate of 35.0 percent based on the Company’s currently forecasted results for the full year 2009.

13.  EARLY RETIREMENT OFFER

On April 16, 2009, the Company announced Freedom ’09, a one-time voluntary early out program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service.  The purpose of this voluntary initiative and other initiatives is to right-size headcount in conjunction with the Company’s current plans to reduce its capacity by five percent in 2009, and to help reduce costs.  Virtually all of the Company’s Employees hired before March 31, 2008 were eligible to participate in the program.

Participants’ last day of work will fall between July 31, 2009 and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis.  The Company did not have a target or expectation for the number of Employees expected to accept the package.

Employees electing to participate in Freedom ’09 were required to notify the Company of their election by June 19, 2009.  However, Employees had until July 16, 2009 to rescind their election and remain with the Company.  Following the deadline to rescind such election, a total of 1,404 Employees have remained as participants in Freedom ‘09, consisting of the following breakdown among workgroups:  439 from Customer Support and Services, 464 from Ground Operations and Provisioning, 113 Flight Attendants, 20 Pilots, 91 from Maintenance, and 277 Managerial and Administrative Employees.  The Company expects the total cost incurred for Freedom ’09 to be approximately $70 million.  Due to the Company’s mandatory service period requirement for Employees electing Freedom ’09, the Company is required to spread the cost of the program over the period worked, once the period for revocation has passed.  The Company may need to replace a small number of the positions with newly hired Employees to meet operational demands; however, the Company expects that most of the positions will not be filled based on the Company’s recent capacity reductions.

14.      SALE AND LEASEBACK TRANSACTIONS

On April 2, 2009, the Company closed the first tranche of a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of six of the Company's Boeing 737-700 aircraft.  In the first tranche, the Company sold three of its Boeing 737-700 aircraft for approximately $105 million and immediately leased the aircraft back for approximately 12 years.  On May 19, 2009, the Company sold an additional three of its Boeing 737-700 aircraft for approximately the same amount and upon similar terms as in the first tranche.  These two sale and leaseback transactions resulted in deferred gains of $20 million, which will be amortized over the terms of the leases.

All of the leases from these sale-leasebacks are accounted for as operating leases.  Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft.  Payments under the lease agreements will be reset every six months based on changes in the six-month LIBO rate. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease upon a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

15.  SUBSEQUENT EVENTS

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft.  Subsequently, the Company borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages.  The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal beginning January 1, 2010.  The loan bears interest at a fixed rate of 6.84 percent, and interest is payable semi-annually, beginning January 1, 2010.  The Company used the proceeds from the term loan for general corporate purposes.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009	2008	Change
Revenue passengers carried	22,676,171	23,993,342	(5.5)%
Enplaned passengers	26,505,438	27,550,957	(3.8)%
Revenue passenger miles (RPMs) (000s)	19,683,479	19,811,541	(0.6)%
Available seat miles (ASMs) (000s)	25,552,927	26,335,085	(3.0)%
Load factor	77.0%	75.2%	1.8	pts
Average length of passenger haul (miles)	868	826	5.1%
Average aircraft stage length (miles)	647	636	1.7%
Trips flown	289,573	303,432	(4.6)%
Average passenger fare	$110.52	$114.48	(3.5)%
Passenger revenue yield per RPM (cents)	12.73	13.86	(8.2)%
Operating revenue yield per ASM (cents)	10.24	10.89	(6.0)%
Operating expenses per ASM (cents)	9.76	10.12	(3.6)%
Fuel costs per gallon, including fuel tax	$1.95	$2.42	(19.4)%
Fuel consumed, in gallons (millions)	371	388	(4.4)%
Full-time equivalent Employees at period-end*	35,296	34,936	1.0%
Aircraft in service at period-end**	543	535	1.5%

* Headcount is defined as "Active" fulltime equivalent Employees for both periods presented.
** Excludes any aircraft that have been removed from service and are held for sale or for return to the lessor.

	Six months ended June 30,
	2009	2008	Change
Revenue passengers carried	42,435,861	45,498,163	(6.7)%
Enplaned passengers	49,555,428	52,259,572	(5.2)%
Revenue passenger miles (RPMs) (000s)	36,575,108	37,403,700	(2.2)%
Available seat miles (ASMs) (000s)	49,724,602	51,528,522	(3.5)%
Load factor	73.6%	72.6%	1.0	pts
Average length of passenger haul (miles)	862	822	4.9%
Average aircraft stage length (miles)	641	632	1.4%
Trips flown	568,708	598,222	(4.9)%
Average passenger fare	$112.13	$113.42	(1.1)%
Passenger revenue yield per RPM (cents)	13.01	13.80	(5.7)%
Operating revenue yield per ASM (cents)	10.00	10.48	(4.6)%
Operating expenses per ASM (cents)	9.85	9.91	(0.6)%
Fuel costs per gallon, including fuel tax	$1.97	$2.28	(13.6)%
Fuel consumed, in gallons (millions)	721	761	(5.3)%
Full-time equivalent Employees at period-end*	35,296	34,936	1.0%
Aircraft in service at period-end**	543	535	1.5%

* Headcount is defined as "Active" fulltime equivalent Employees for both periods presented.
** Excludes any aircraft that have been removed from service and are held for sale or for return to the lessor.

Material Changes in Results of Operations

Summary

During second quarter 2009, Southwest recorded net income of $54 million, or $.07 income per share, diluted, versus the Company’s second quarter 2008 net income of $321 million, or $.44 per share, diluted.  More than 75 percent of the reduction in net income versus the same prior year period was due to a difference in recorded adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In second quarter 2008, the Company recorded significant unrealized gains from marking to market derivatives used for hedging purposes, but that do not qualify for special hedge accounting, as defined in SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and accounting associated with derivative instruments.  Primarily as a result of second quarter 2008 increases in prices for fuel derivatives that have or will subsequently settle after June 30, 2008, that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $361 million in net gains, which are included in “Other (gains) losses, net.”  In second quarter 2009, the Company recorded a total of only $6 million in net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, in “Other (gains) losses, net.”  The majority of the remainder of the decrease in net income versus second quarter 2008 was due to a decline in demand for domestic air travel as a result of the current U.S. and global recession.  This decline in demand resulted in fewer full-fare passengers and more fare discounting, which depressed yields, and occurred despite the Company, as well as most other airlines, reducing capacity versus the prior year.  The Company experienced a 5.9 percent decrease in passenger revenue yield per available seat mile (ASM) versus second quarter 2008.

The Company’s operating expenses declined 6.4 percent versus second quarter 2008, the majority of which was attributable to lower fuel prices.  Overall, for second quarter 2009, the Company’s average jet fuel cost per gallon (including related fuel taxes) decreased 19.4 percent compared to second quarter 2008, inclusive of gains and/or losses from fuel contract settlements and related SFAS 133 adjustments included in “Fuel and oil” expense.  Cash settlements associated with fuel hedging were a loss of $60 million in second quarter 2009 versus cash settlement gains of $511 million in second quarter 2008.  However, despite this disparity, overall fuel expense declined year-over-year primarily due to the dramatic decline in physical jet fuel prices.  For second quarter 2009, the Company had operating income of $123 million compared to second quarter 2008 operating income of $205 million as the reduction in revenues exceeded the benefit of lower Fuel and oil expenses.

The Company continues its diligent cost control efforts and remains committed to maintaining its competitive cost advantage to sustain its strong low fare brand.  In addition to other cost containment measures, the Company has a hiring freeze in place, as well as a pay freeze for all Company officers and senior management.  Also, during second quarter 2009, the Company announced an early out option available for the vast majority of its Employees.  This voluntary separation program provides cash bonuses, health care coverage for a specified period of time, and certain extended flight privileges to eligible Employees who elect early retirement under the program.  The program was offered due to overstaffing created by the Company’s prior decisions to reduce its capacity during 2009.  A total of 1,404 Employees elected to accept this early out offer, which will result in approximately $70 million in nonrecurring cost to the Company in future periods.  The Company currently expects annual savings in subsequent years from the program to eventually exceed the cost incurred.  See Note 13 to the unaudited condensed consolidated financial statements for further information.  Despite the Company’s overall reduction in capacity during 2009, it continues to add flights and new markets through a continual flight schedule optimization, which involves trimming unproductive and less popular flights and reallocating capacity to fund market growth opportunities.  During the first half of 2009, the Company began service to Minneapolis-St. Paul (in March) and New York’s LaGuardia airport (in June).  During the second half of the year, the Company expects to begin service to Boston’s Logan International Airport (in August) and to Milwaukee International Airport (in November.)

For the six months ended June 30, 2009, the Company had a net loss of $37 million, or $.05 loss per share, diluted, versus first half 2008 net income of $355 million, or $.48 per share, diluted.  Results in each year were also impacted by adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  For the six months ended June 30, 2009, the Company had operating income of $73 million versus first half 2008 operating income of $293 million.  The decline of $220 million or 75.1 percent primarily was attributable to a 7.9 percent decrease in operating revenues as a result of lower passenger yields, which more than offset realized savings from lower fuel prices.

In second quarter 2009, the Company received eight new Boeing 737-700s and retired four Boeing 737-300 aircraft from service.  The Company has only two additional deliveries of new Boeing 737-700s scheduled during the remainder of 2009, but also plans to sell, retire and/or return from lease ten of its existing Boeing 737 aircraft during the remainder of 2009.  Overall, the Company currently expects to end 2009 with 535 aircraft, which is a net reduction of two aircraft for the year, and to fly approximately five to six percent fewer ASMs than it flew in 2008.  Based on current plans, the Company expects its third quarter 2009 ASM capacity to decrease approximately six to seven percent versus third quarter 2008.  The Company’s cautious strategy is designed to enable it to match flights with expected demand in the current economic environment.  However, the Company believes it has retained the flexibility to enable it to begin growing again once economic conditions improve.

Comparison of three months ended June 30, 2009, to three months ended June 30, 2008

Revenues

Consolidated operating revenues decreased by $253 million, or 8.8 percent, primarily due to a $241 million, or 8.8 percent, decrease in Passenger revenues.  The majority of the overall decrease in Passenger revenues was due to an 8.2 percent decrease in Passenger yield per Revenue Passenger Mile (RPM yield), as full fare bookings were down versus the prior year and the Company increased the amount of fare discounting and fare sales in response to the decline in demand for air travel amid current domestic economic conditions.  As a result of the Company’s fare discounting efforts and overall 3.0 percent reduction in ASM capacity (ASMs), load factors increased 1.8 points to 77.0 percent in second quarter 2009.  The overall decline in operating revenues, combined with the lower capacity led to a 6.0 percent decline in operating revenue yield per ASM (unit revenue).

The Company has recently implemented several programs and processes that it believes will create substantial opportunities for revenue growth, and has more planned for the fall, including the launch of a new and improved southwest.com, and several related products and initiatives.  However, demand for business travel remains weak, and the Company continues to stimulate traffic with more discounted and promotional fares.  Unless demand rebounds significantly, the Company expects third quarter 2009 unit revenues to decline year-over-year more than the second quarter 2009 decline of six percent due to more difficult comparisons.

Consolidated freight revenues decreased by $8 million, or 21.6 percent, primarily due to fewer shipments as a result of the ongoing worldwide recession.  The Company expects a comparable decrease in consolidated freight revenues for third quarter 2009 compared to third quarter 2008.  Other revenues decreased by $4 million, or 4.7 percent, compared to second quarter 2008.  The majority of the decrease was due to lower charter revenues.  Second quarter 2008 charter revenues were unusually high due to bankruptcies and discontinuation of service by some of the Company’s competitors.  The Company expects Other revenues for third quarter 2009 to improve versus third quarter 2008, due to a number of revenue improvement initiatives, such as fees recently announced for unaccompanied minors and pets, as well as an increase in fees already charged for Customers checking a third bag.

Operating expenses

Consolidated operating expenses for second quarter 2009 decreased $171 million, or 6.4 percent, compared to second quarter 2008, versus a 3.0 percent decrease in capacity compared to second quarter 2008.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for second quarter 2009 and second quarter 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended June 30,		Per ASM	Percent
	2009	2008	Change	Change

Salaries, wages, and benefits	3.38	3.19	.19	6.0
Fuel and oil	2.84	3.59	(.75)	(20.9)
Maintenance materials
and repairs	.74	.73	.01	1.4
Aircraft rentals	.19	.14	.05	35.7
Landing fees and other rentals	.70	.60	.10	16.7
Depreciation	.59	.56	.03	5.4
Other operating expenses	1.32	1.31	.01	.8
Total	9.76	10.12	(.36)	(3.6)

Operating expenses per ASM for the three months ended June 30, 2009, were 9.76 cents, a 3.6 percent decrease compared to 10.12 cents for second quarter 2008.  The decrease primarily was due to a decline in fuel and oil expense.  The Company’s fuel cost per gallon, net of hedging, declined 19.4 percent versus second quarter 2008.  Excluding fuel and oil, the Company’s operating expense per ASM increased versus second quarter 2008 primarily due to higher wage rates.  In addition, the decline in capacity versus second quarter 2008 has caused many of the Company’s fixed costs to be spread over a smaller quantity of ASMs.  On a dollar basis, the majority of the $171 million overall decrease in operating expenses was due to a $219 million decline in Fuel and oil expense, the majority of which was due to a lower fuel cost per gallon.  Partially offsetting this decrease was a $24 million increase in salaries, wages, and benefits and a $20 million increase in landing fees and other rentals.  Excluding fuel and third quarter 2009 charges associated with Freedom ’09, the Company's voluntary out program, and based on current cost trends and lower available seat miles, the Company expects third quarter 2009 unit costs to increase approximately 7 percent from third quarter 2008’s 6.67 cents.  Furthermore, the Company is not immune to the effects of the debilitating economic environment.  Based on weak travel demand and fuel price volatility, and excluding the impact of Freedom ’09 and any ineffectiveness or mark to market adjustments associated with fuel derivative instruments, the Company cannot predict a profitable third quarter 2009.  See Note 13 to the unaudited condensed consolidated financial statements for more information on Freedom ’09.

Salaries, wages, and benefits expense per ASM for the three months ended June 30, 2009, increased 6.0 percent compared to second quarter 2008, and on a dollar basis increased $24 million.  The majority of the increase per ASM was due to wage rate increases.  These rate increases were a result of both completed and ongoing labor contract negotiations with various unionized Employee workgroups and rate increases associated with promotions and increased seniority of existing Employees.  This increase was partially offset by a decrease in profitsharing expense versus second quarter 2008.  The Company’s profitsharing accruals are based on year-to-date income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for second quarter 2009 was $12 million, versus $37 million in second quarter 2008.  On a dollar basis, there was a $31 million increase in salaries, primarily as a result of higher wage rates, and an $18 million increase in health benefits expense.  These were partially offset by the $25 million decline in profitsharing expense.  Based on current trends and considering ongoing labor negotiations, the Company expects third quarter 2009 salaries, wages, and benefits expense per ASM, excluding charges associated with the Company's voluntary out program, to increase from third quarter 2008's 3.25 cents per ASM.

The Company’s Pilots, totaling approximately 5,600 active Employees, are subject to an agreement between the Company and the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006.  During first quarter 2009, the Company and SWAPA came to a tentative agreement on a new contract extending to 2011.  The tentative agreement was voted down by SWAPA membership during second quarter 2009, and the Company has restarted negotiations with SWAPA.

The Company’s Customer Service and Reservations Agents, totaling approximately 4,700 active Employees, are subject to an agreement between the Company and the International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM”), which became amendable in November 2008.  During second quarter 2009, the Company and IAM came to a tentative agreement on a new contract extending to 2012.  The tentative agreement was approved by IAM membership during second quarter 2009.

The Company’s Flight Attendants, totaling approximately 9,300 active Employees, are subject to an agreement between the Company and the Transportation Workers of America, AFL-CIO Local 556 (“TWU 556”), which became amendable in June 2008.  During first quarter 2009, the Company and TWU 556 came to a tentative agreement on a new contract extending to 2012.  The tentative agreement was approved by TWU 556 membership during second quarter 2009.

Fuel and oil expense for the three months ended June 30, 2009, decreased $219 million, and on a per ASM basis decreased 20.9 percent, primarily due to lower average prices.  Excluding hedging, but including related fuel taxes in both years, the Company’s average fuel cost per gallon in second quarter 2009 was $1.63 versus $3.64 in second quarter 2008.  However, the Company had a worse performance from its fuel hedging program in second quarter 2009 versus the same prior year period.  As a result of these positions, and overall lower physical prices for crude oil, jet fuel, and related products compared to second quarter 2008, the Company had hedging losses reflected in Fuel and oil expense totaling $119 million, while second quarter 2008 hedging gains recorded in Fuel and oil expense were $475 million.

Including the effects of hedging activities, the Company’s average fuel cost per gallon in second quarter 2009 was $1.95, which was 19.4 percent lower than second quarter 2008.

As of June 30, 2009, the Company had fuel derivative instruments in place for approximately 30 percent of its expected third quarter 2009 jet fuel consumption on an economic basis, the majority of which effectively cap prices in the low $70 per barrel range of crude oil.  In addition to these positions, the Company also had unsettled fuel derivative instruments relating to fourth quarter 2009 through 2013 whereby it has previously fixed some losses that will impact earnings in these future periods.  The Company’s current “economic hedge” position for third quarter 2009 excludes these previously “fixed” fuel contracts.

As a result of these previously fixed losses, the Company expects to pay higher than market prices for fuel for the remainder of 2009 through 2013.  In addition, as a result of previous hedges that have been “undesignated” as defined in SFAS 133, the Company has significant amounts “frozen” in AOCI that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle.  As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company has deferred losses in AOCI of $750 million, net of tax, related to fuel derivative contracts.  The estimated fair market value (as of June 30, 2009) of the Company’s net fuel derivative contracts for the remainder of 2009 through 2013 reflects a net liability of approximately $338 million, including the effect of $425 million in cash collateral that had been provided to counterparties as of June 30, 2009, which has been netted against the Company’s liability in the unaudited Condensed Consolidated Balance Sheet.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the $425 million in cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at June 30, 2009, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at June 30,
Year	at June 30, 2009	2009 (net of tax)
2009	$(92)	$(153)
2010	$(160)	$(224)
2011	$(221)	$(157)
2012	$(155)	$(109)
2013	$(135)	$(107)
Total	$(763)	$(750)

Based on this liability at June 30, 2009 (and precluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged prices) during each of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any SFAS 133 impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they did not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  Based on the Company’s derivative position and market prices as of July 20, 2009, the Company is currently estimating its third quarter 2009 jet fuel cost per gallon to decline significantly year-over-year to approximately $2.15 per gallon, including fuel related taxes, but excluding the effects of any ineffectiveness and mark to market adjustments from the Company’s fuel hedging program.  For full year 2009, the Company currently estimates its jet fuel cost per gallon, including fuel related taxes, but excluding the effects of any ineffectiveness and mark to market adjustments from the Company’s fuel hedging program, to be less than $2.00.

The Company has also continued its efforts to conserve fuel and, by the end of 2009, expects to complete the installation of Aviation Partners Boeing Blended Winglets on a total of 112 of its 737-300 aircraft (all 737-700 aircraft have already been equipped with winglets).  This and other fuel conservation efforts resulted in an approximate 1.4 percent decrease in the Company’s fuel burn rate per ASM for second quarter 2009 versus second quarter 2008.

Maintenance materials and repairs expense for the three months ended June 30, 2009, was approximately flat on a dollar basis compared to second quarter 2008, but increased 1.4 percent on a per-ASM basis compared to second quarter 2008.  The increase on a per-ASM basis primarily was associated with a larger decrease in ASMs than the decrease in expense.  In late June 2008, the Company transitioned to a new engine repair agreement related to its 737-700 aircraft fleet and expense is now based on flight hours associated with 737-700 engines.  Considering the new agreement, the Company expects Maintenance materials and repairs per ASM for third quarter 2009 to be in the high .70s cents per ASM range, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended June 30, 2009, increased 35.7 percent compared to second quarter 2008, and, on a dollar basis, increased $9 million.  Both of these increases primarily were due to the Company’s recent sale and leaseback transactions involving a total of 16 Boeing 737-700 aircraft.  See Note 14 to the unaudited condensed consolidated financial statements for further information.  As a result of these transactions, the Company expects aircraft rentals per ASM in third quarter 2009 to increase from the .19 cents experienced during second quarter 2009.

Landing fees and other rentals for the three months ended June 30, 2009, increased $20 million on a dollar basis, and increased 16.7 percent on a per ASM basis compared to second quarter 2008.  The majority of these increases were due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports is due to the fact that other airlines reduced capacity at a faster pace than the Company’s 3.0 percent reduction, resulting in the Company incurring a higher percentage of total airport-related costs.  As a consequence, the Company currently also expects Landing fees and other rentals per ASM in third quarter 2009 to be higher than the .70 cents per ASM recorded in second quarter 2009, primarily due to these higher rates.

Depreciation expense for the three months ended June 30, 2009, increased by $2 million on a dollar basis compared to second quarter 2008, and increased 5.4 percent on a per-ASM basis.  Both of these increases primarily were due to capitalized software costs associated with various Company projects.  On a dollar basis, this increase was mostly offset by the Company’s execution of sale and leasebacks of 16 Boeing 737-700 aircraft over the past twelve months.  See Note 14 to the unaudited condensed consolidated financial statements.  For third quarter 2009, the Company expects Depreciation expense per ASM to increase versus second quarter 2009’s .59 cents as a result of an anticipated decline in ASMs.

Other operating expenses per ASM for the three months ended June 30, 2009, were flat compared to second quarter 2008, and on a dollar basis, decreased $6 million.  On a dollar basis, the decrease was related to a decline in bad debts related to revenues from credit card sales. For third quarter 2009, the Company currently expects Other operating expenses per ASM to be higher than third quarter 2008’s 1.33 cents due to higher expected advertising expense.

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

Other

Interest expense for the three months ended June 30, 2009, increased $15 million, or 46.9 percent, compared to second quarter 2008, primarily due to the Company’s borrowing under its $600 million term loan in May 2008, its December 2008 issuance of $400 million of secured notes, and the Company’s borrowing under its $332 million term loan in May 2009.  As a result of these transactions, the Company also expects higher year-over-year interest expense for third quarter 2009.  See Note 9 to the unaudited condensed consolidated financial statements.

Capitalized interest for the three months ended June 30, 2009, decreased $1 million, or 16.7 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the three months ended June 30, 2009, decreased by $2 million, or 40.0 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.  In second quarter 2008, the Company’s cash and cash equivalents and short-term investments included a significant amount of collateral deposits received from a counterparty of the Company’s fuel derivative instruments.  Although these amounts were not restricted in any way, the Company was required to remit the investment earnings from these amounts back to the counterparty.  See Item 3 of Part I for further information on collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(In millions)	2009	2008

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$20	$(369)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(24)	14
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(2)	(6)
Premium cost of fuel contracts included in Other (gains) losses, net	37	14
Other	3	2
	$34	$(345)

Based on the Company’s current fuel derivative contracts position, for the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts), the Company expects expense of approximately $30 million relating to these items in third quarter 2009.

The Company’s effective tax rate was a negative 7.3 percent in second quarter 2009 compared to 39.3 percent in second quarter 2008.  The lower rate in second quarter 2009 primarily was due to a $21 million adjustment ($.03 per share, diluted) necessary to achieve a revised year-to-date tax rate of 35.0 percent based on the Company’s currently forecasted results for the full year 2009.

Comparison of six months ended June 30, 2009, to six months ended June 30, 2008

Revenues

Consolidated operating revenues decreased by $427 million, or 7.9 percent, primarily due to a $403 million, or 7.8 percent, decrease in Passenger revenues.  Over 70 percent of the overall decrease in Passenger revenues was due to a 5.7 percent decrease in Passenger yield per Revenue Passenger Mile (RPM yield), as full fare bookings were down versus the prior year and the Company increased the amount of fare discounting and fare sales in response to the decline in demand for air travel amid current domestic economic conditions.  The majority of the remainder of the Passenger revenue decrease was due to the 3.5 percent reduction in capacity (ASMs) versus the prior year.  These declines were partially offset by a slight increase in load factors for the six months ended June 30, 2009 versus the same prior year period, as a result of the Company’s fare discounting efforts and overall reduction in capacity.  The overall decline in operating revenues combined with the lower capacity led to a 4.6 percent decline in operating revenue yield per ASM (unit revenue).

Consolidated freight revenues decreased by $13 million, or 18.3 percent, primarily due to fewer shipments as a result of the ongoing worldwide recession.  Other revenues decreased by $11 million, or 6.6 percent, compared to the first half of 2008.  The majority of the decrease was due to lower charter revenues.  Charter revenues for the six months ended June 30, 2008, were unusually high due to bankruptcies and discontinuation of service by some of the Company’s competitors.

Operating expenses

Consolidated operating expenses for first half 2009 decreased $207 million, or 4.1 percent, compared to first half 2008, versus a 3.5 percent decrease in capacity compared to the first half of the prior year.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following presents Southwest’s operating expenses per ASM for the six months ended June 30, 2009 and 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Six months ended June 30,		Per ASM	Percent
	2009	2008	Change	Change

Salaries, wages, and benefits	3.42	3.18	.24	7.5
Fuel and oil	2.86	3.38	(.52)	(15.4)
Maintenance materials
and repairs	.75	.65	.10	15.4
Aircraft rentals	.19	.15	.04	26.7
Landing fees and other rentals	.69	.64	.05	7.8
Depreciation	.60	.57	.03	5.3
Other operating expenses	1.34	1.34	-	-

Total	9.85	9.91	(.06)	(.6)

Operating expenses per ASM for the six months ended June 30, 2009, were 9.85 cents, slightly lower compared to 9.91 cents for first half 2008.  This decrease primarily was due to a decline in fuel costs, which was mostly offset by higher wages, as a result of higher wage rates, and higher maintenance materials and repairs expense.  In addition, the decline in capacity versus first half 2008 has caused the Company’s fixed costs to be spread over a smaller quantity of ASMs.  On a dollar basis, the majority of the $207 million overall decrease was due to a $322 million decline in Fuel and oil expense.  Approximately 74 percent of this decrease was due to a lower fuel cost per gallon and the remainder was due to the reduction in fuel consumption.  The decline in Fuel and oil expense was partially offset by increases in salaries, wages, and benefits and maintenance materials and repairs expense.

Salaries, wages, and benefits expense per ASM for the six months ended June 30, 2009, increased 7.5 percent compared to first half 2008, and on a dollar basis increased $60 million.  These increases primarily were due to wage rate increases.  These rate increases were a result of both completed and ongoing labor contract negotiations with various unionized Employee workgroups and rate increases associated with promotions and increased seniority of existing Employees.  This increase was partially offset by a $37 million, or 74.7 percent decrease in profitsharing expense versus first half 2008.

Fuel and oil expense for the six months ended June 30, 2009, decreased $322 million, and on a per ASM basis decreased 15.4 percent, primarily due to lower average prices, excluding the impact of hedging. Excluding hedging, but including related fuel taxes in both years, the Company’s average fuel cost per gallon in first half 2009 was $1.60 versus $3.29 in first half 2008.  Primarily as a result of a difference in the fuel derivative portfolio held by the Company in 2009 versus 2008, and overall lower physical prices for crude oil, jet fuel, and related products compared to first half 2008, the Company had hedging losses reflected in Fuel and oil expense totaling $265 million (of which $125 million was cash settlements paid to counterparties and $140 million was unrealized losses associated with derivative contracts settling in the first half of 2009), while first half 2008 hedging gains recorded in Fuel and oil expense were $766 million. Including the effects of hedging activities, the Company’s average fuel cost per gallon in first half 2009 was $1.97, which was 13.6 percent lower than first half 2008.  The Company’s fuel conservation efforts resulted in an approximate 2.1 percent decrease in the Company’s fuel burn rate per ASM for first half 2009 versus first half 2008.

Maintenance materials and repairs expense for the six months ended June 30, 2009, increased $40 million or 12.0 percent on a dollar basis compared to first half 2008, and increased 15.4 percent on a per-ASM basis compared to first half 2008.  On both a dollar and a per-ASM basis, the increases compared to first half 2008 were due to higher engine costs related to the Company’s 737-700 aircraft.  For most of the first half of 2008, these aircraft engines had been accounted for on a time and materials basis, and there were relatively few repair events for these engines during that period.  This was due to the fact that the 737-700 is the newest aircraft type in the Company’s fleet, and there were not yet a significant number of engines on these aircraft that were due for their first major overhaul.  In late June 2008, the Company transitioned to a new engine repair agreement for these aircraft and expense is now based on flight hours associated with 737-700 engines. The expense for 737-700 engines recognized in the first half of 2009 associated with the current agreement significantly exceeded the expense recognized in first half 2008, when repairs were still being accounted for on a time and materials basis.

Aircraft rentals per ASM for the six months ended June 30, 2009, increased 26.7 percent compared to first half 2008, and, on a dollar basis, increased $17 million.  Both of these increases primarily were due to the Company’s recent sale and leaseback transactions involving a total of 16 Boeing 737-700 aircraft.  See Note 14 to the unaudited condensed consolidated financial statements for further information.

Landing fees and other rentals for the six months ended June 30, 2009, increased $15 million on a dollar basis, and on a per ASM basis was 7.8 percent higher than first half 2008.  The majority of the increases on both a dollar and a per ASM basis were due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports were due to the fact that other airlines reduced capacity at a faster pace than the Company, resulting in the Company incurring a higher percentage of total airport-related costs.

Depreciation expense for the six months ended June 30, 2009, increased by $7 million on a dollar basis compared to first half 2008, and increased 5.3 percent on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of eight Boeing 737s to its fleet over the past twelve months.  This included the purchase of 16 new 737-700s from Boeing, net of six 737-300s returned from lease and two owned 737-300 aircraft retired from service.  In addition, the Company executed sale and leasebacks of 16 737-700 aircraft.  See Note 14 to the unaudited condensed consolidated financial statements for information on some of these recent transactions. The increase on a per-ASM basis primarily was due to the increase in the Company’s fleet size combined with a decrease in ASMs as a result of the Company’s decision to slow its growth given current economic conditions.

Other operating expenses per ASM for the six months ended June 30, 2009, were flat compared to first half 2008, but on a dollar basis decreased $24 million.  On a dollar basis, the decrease primarily was related to a decline in bad debts related to revenues from credit card sales.

Other

Interest expense for the six months ended June 30, 2009, increased $32 million, or 53.3 percent, compared to first half 2008, primarily due to the Company’s borrowing under its $600 million term loan in May 2008, its December 2008 issuance of $400 million of secured notes, and the Company’s borrowing under its $332 million term loan in May 2009.

Capitalized interest for the six months ended June 30, 2009, decreased $3 million, or 21.4 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the six months ended June 30, 2009, decreased by $4 million, or 33.3 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(In millions)	2009	2008

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$18	$(373)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(11)	19
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(23)	17
Premium cost of fuel contracts included in Other (gains) losses, net	69	27
Other	4	3
	$57	$(307)

The Company’s effective tax rate was 35.0 percent in first half 2009 compared to 39.3 percent in first half 2008.  The lower rate in first half 2009 primarily was due to the Company’s lower expected financial results for 2009 and the related impact that permanent tax differences have on these projections.

Liquidity and Capital Resources

Net cash provided by operating activities was $135 million for the three months ended June 30, 2009, compared to $2.3 billion provided by operating activities in the same prior year period.  For the six months ended June 30, 2009, net cash provided by operations was $420 million compared to $3.3 billion for the same prior year period.  The operating cash flows for the first half of 2008 were largely impacted by counterparty deposits received associated with the Company’s fuel hedging program.  There was an increase in counterparty deposits of $2.4 billion for the six months ended June 30, 2008, versus a decrease (outflow) of $185 million during the six months ended June 30, 2009.  Counterparty deposits are netted against the fair value of the fuel derivative instruments to which they relate in the unaudited Condensed Consolidated Balance Sheet—see Note 5 to the unaudited condensed consolidated financial statements.  The fluctuations in these deposits in both years have been due to large changes in the fair value of the Company’s fuel derivatives portfolio.  See also Item 3 of Part I for further information.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability.  For the six months ended June 30, 2009, there was a $244 million increase in Air traffic liability, as a result of bookings for future travel.  This compared to the prior year’s $372 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended June 30, 2009, totaled $377 million compared to $1.3 billion used in investing activities in the same prior year period.  For the six months ended June 30, 2009, net cash used in investing activities was $1.0 billion compared to $1.4 billion used in investing activities for the same 2008 period.  Investing activities for the first half of both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the six months ended June 30, 2009, the Company’s short-term and noncurrent investments increased by a net $743 million, versus a net increase of $802 million during the same prior year period.

Net cash provided by financing activities during the three months ended June 30, 2009, was $43 million compared to $599 million provided by financing activities for the same period in 2008.  For the six months ended June 30, 2009, net cash provided by financing activities was $172 million versus $529 million provided by financing activities for the same 2008 period.  During the six months ended June 30, 2009, the Company raised $381 million from the sale and leaseback of eleven 737-700 aircraft and borrowed $332 million under a term loan agreement.  See Notes 9 and 14 to the unaudited condensed consolidated financial statements for further information   Also during the six months ended June 30, 2009, the Company repaid the $400 million and $91 million it had borrowed during 2008 under its revolving credit agreement and a credit line borrowing, respectively.  During the six months ended June 30, 2008, the Company borrowed $600 million under a term loan agreement entered into during May 2008, and repurchased $54 million of its Common Stock, representing a total of 4.4 million shares.

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

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first six months of 2009, the Company purchased eleven new 737-700 aircraft from Boeing and is scheduled to receive two more 737-700 aircraft from Boeing during the remainder of 2009.  The Company also retired five of its older 737-300 aircraft from service (three leased and two owned) during the first six months of 2009.  The Company also completed the sale and leaseback of eleven of its previously owned 737-700 aircraft during the first half of 2009.  However, these transactions have no impact on the Company’s future aircraft commitments with Boeing.  See Note 14 to the unaudited condensed consolidated financial statements for further information on recent sale and leaseback transactions.  Based on recent economic events and announced industry capacity reductions, the Company continues to evaluate its plans with regards to planned aircraft retirements and future deliveries from Boeing.  The Company currently plans to reduce its fleet by ten additional aircraft during the remainder of 2009 through a combination of lease returns, aircraft sales, and/or retirements, resulting in a fleet totaling 535 Boeing 737 aircraft as of December 31, 2009.  As of July 20, 2009, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2009	13	-	-	13	*
2010	10	-	-	10
2011	10	10	-	20
2012	13	10	-	23
2013	19	4	-	23
2014	13	7	-	20
2015	14	3	-	17
2016	12	11	-	23
2017	-	17	-	17
Through 2018	-	-	54	54
Total	104	62	54	220

* Currently plan to reduce fleet by 15 aircraft, bringing 2009 to a net reduction of two aircraft.

The following table details information on the 543 aircraft in the Company’s fleet that were in service as of June 30, 2009:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	17.8	180	110	70
-500	122	18.2	25	16	9
-700	137	5.6	338	318	20
TOTALS		10.2	543	444	99

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.3 billion, subject to adjustments for inflation, due as follows: $124 million remaining in 2009, $344 million in 2010, $450 million in 2011, $571 million in 2012, $634 million in 2013, $508 million in 2014, and $693 million thereafter.

During October 2008, the Company elected to access $400 million of the available $600 million under its revolving credit facility.  During May 2009, the Company repaid this borrowing, thus leaving the entire credit facility available for future borrowings.  The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at June 30, 2009, of $2.2 billion, internally generated funds, and its $600 million revolving credit facility that expires in August 2010.  Prior to its expiration, the Company anticipates that this revolving credit facility will either be renewed or replaced with a revolving credit facility that will provide sufficient capital resources to fund the Company’s ongoing liquidity needs.  However, continued disruption in U.S. and international credit markets may adversely affect the Company’s ability to renew or replace this credit facility and any new or renewed facility may be under terms that are not as favorable as past credit agreements.  As discussed in Note 15 to the unaudited condensed consolidated financial statements, on July 1, 2009, the Company borrowed $124 million under a term loan agreement secured by five of the Company’s 737-700 aircraft.  The Company will also consider other various borrowing or leasing options to supplement cash requirements as necessary.

    On July 22, 2009, Moody’s downgraded the Company's senior unsecured debt rating from "Baa1" to "Baa3" and also lowered the ratings of the Company’s Pass-through Enhanced Equipment Trust Certificates (“PTC” and “EETC”).  The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airline sector.  The downgrade of the Company’s ratings on its PTC’s and EETC’s reflects the reduction in the Company’s underlying credit quality, and with respect to the PTC’s the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions.  Also, on July 23, 2009, Fitch downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on the ongoing impact of the recession and the collapse in full-fare passenger demand on the Company’s cash flow generation power and leverage at a time when jet fuel prices remain volatile and unpredictable.  While the Company's credit rating remains "investment grade," these lower ratings will likely result in a slight increase in its borrowing costs on a prospective basis.

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

Fair value measurements

As discussed in Note 11 to the unaudited condensed consolidated financial statements, the Company uses the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) in determining the fair value of certain assets and liabilities.  As defined in SFAS 157, the Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $192 million, a portion of its fuel derivative contracts, which totaled a net liability of $137 million, and $8 million in other investments, at June 30, 2009.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At June 30, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1 under SFAS 157.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2009.  In addition, the Company recently performed a valuation of its auction rate security instruments and considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “Accumulated other comprehensive income (loss).”  Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary.  These conclusions will also continue to be evaluated and challenged in subsequent periods.  The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented approximately five percent of the Company’s total cash, cash equivalent, and investment balance at June 30, 2009.

Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  For the $83 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  Part of this agreement also contains a line of credit in which the Company can borrow up to $83 million as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty.  There were no borrowings under this provision as of June 30, 2009.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value, in addition to the $83 million subject to the agreement to be sold at par in June 2010.  The Company is also in discussions with other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

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

As discussed in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of SFAS 133.  Any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within “Accumulated other comprehensive income (loss)” until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net,” in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceed certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Forward-looking statements

Some statements in this Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  related to the Company’s (i) growth strategies and expectations; (ii) revenues, cost-cutting and other financial and operational strategies and initiatives and related expectations for future results of operations; (iii) expectations regarding liquidity, including anticipated needs for, and sources of, funds; (iv) plans and expectations for managing risk associated with changing jet fuel prices; and (v) expectations and intentions relating to outstanding litigation.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	continued unfavorable economic conditions, which could continue to impact the demand for air travel and the Company’s ability to adjust fares;
(ii)	continued volatility in the price and availability of aircraft fuel and the impact of hedge accounting and any changes in the Company’s fuel hedging strategies and positions;
(iii)
the Company’s ability to timely and effectively prioritize its revenue and cost reduction initiatives and its related ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(iv)	the results of pending labor negotiations;
(v)
continued instability of the credit, capital, and energy markets, which could result in future pressure on credit ratings and could also negatively impact the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally;

(vi)	the impact of aircraft industry incidents and the economy on the future availability and cost of insurance;
(vii)	the impact of technological initiatives on the Company’s technology infrastructure, including its point of sale, ticketing, revenue accounting, payroll and financial reporting areas;
(viii)
the extent and timing of the Company’s investment of incremental operating expenses and capital expenditures to develop and implement its initiatives and its corresponding ability to effectively control its operating expenses;

(ix)	the Company’s dependence on third party arrangements to assist with implementation of certain of its initiatives;
(x)
the impact of governmental regulations and inquiries on the Company’s operating costs, as well as its operations generally, and the impact of developments affecting the Company’s outstanding litigation;

(xi)	competitor capacity and load factors; and
(xii)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At June 30, 2009, the estimated gross fair value of outstanding contracts was a liability of $763 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2009, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At June 30, 2009, the Company had provided $425 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to counterparties, but did not hold any cash collateral deposits from any of its counterparties as of that date.  These collateral deposits are netted against the fair value of the Company’s noncurrent derivative contracts in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

        On July 22, 2009, Moody’s downgraded the Company's senior unsecured debt rating from "Baa1" to "Baa3" and also lowered the ratings of the Company’s Pass-through Enhanced Equipment Trust Certificates (“PTC” and “EETC”).  The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airline sector.  The downgrade of the Company’s ratings on its PTC’s and EETC’s reflects the reduction in the Company’s underlying credit quality, and with respect to the PTC’s the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions.  Also, on July 23, 2009, Fitch downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on the ongoing impact of the recession and the collapse in full-fare passenger demand on the Company’s cash flow generation power and leverage at a time when jet fuel prices remain volatile and unpredictable.  While the Company's credit rating remains "investment grade," these lower ratings will likely result in a slight increase in its borrowing costs on a prospective basis.
See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During second quarter 2009, the Company implemented a new fuel derivative instrument management and valuation software which resulted in a material change in a component of the Company's internal control over financial reporting.   Pre-implementation testing was conducted by management to ensure that internal controls surrounding the implementation process and the application itself were properly designed to prevent material financial statement errors.   The Company's management has determined that the internal controls and procedures related to the financial reporting of fuel derivative instruments in the new system are effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company has been evaluating the Shareholder demands.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

During the second quarter of 2009, Herbert D. Kelleher, Chairman Emeritus of the Company, exercised options to purchase unregistered shares of Southwest Airlines Co. Common Stock from the Company as follows:

			Aggregate
Number of	Option exercise		proceeds to
shares purchased	price per share	Date of exercise	the Company

10,000	$1.00	4/16/2009	$10,000

The issuance of the above shares to Mr. Kelleher was exempt from the registration under the Securities Act of 1933, as amended (the “Act”), pursuant to the provisions of Section 4(2) of the Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof.  The issuance of such shares was not underwritten.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held in Dallas, Texas on Wednesday, May 20, 2009. The following matters were voted on by the Company’s Shareholders at the Annual Meeting and received the following votes:

1. Proposal 1 - Election of nine Directors for one-year terms expiring in 2010.

Name of Nominee	Votes For	Votes Withheld	Broker Non-Votes
David W. Biegler	413,823,320	266,325,667	-
C. Webb Crockett	315,127,440	365,021,547	-
William H. Cunningham	410,523,787	269,625,200	-
John G. Denison	655,271,899	24,877,088	-
Travis C. Johnson	399,393,035	280,755,952	-
Gary C. Kelly	420,042,502	260,106,485	-
Nancy B. Loeffler	418,353,859	261,795,128	-
John T. Montford	399,077,148	281,071,839	-
Daniel D. Villanueva	646,557,851	33,591,136	-

2. Proposal 2 – A proposal to approve the Southwest Airlines Co. Amended and Restated 1991 Employee Stock Purchase Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
586,195,297	3,947,529	3,843,304	86,162,857

3. Proposal 3 – A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Abstentions	Broker Non-Votes
667,882,990	11,403,849	862,148	-

4. Proposal 4 – A Shareholder proposal requesting that the Board of Directors take the necessary steps to reincorporate the Company in North Dakota.

Votes For	Votes Against	Abstentions	Broker Non-Votes
116,538,447	474,351,834	3,095,849	86,162,857

5. Proposal 5 – A Shareholder proposal requesting that the Board of Directors adopt principles for health care reform.

Votes For	Votes Against	Abstentions	Broker Non-Votes
30,446,500	465,960,873	97,578,758	86,162,856

Item 5.    Other Information

None

Item 6.    Exhibits

a)	Exhibits

3.1	Restated Articles of Incorporation of Southwest (incorporated by reference to
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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Southwest Airlines Co. Amended and Restated Director Severance Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

July 23, 2009	By	/s/ Laura Wright

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	Southwest Airlines Co. Amended and Restated Director Severance Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Furnished, not filed.