Form 10-Q/A
period 2009-06-30
SOUTHWEST AIRLINES CO
filed 2009-10-22
CIK 92380

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment) amends and restates Southwest Airlines Co.’s (Company or Southwest) Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, originally filed on July 23, 2009 (Original Filing).

As disclosed in the Company’s Form 8-K dated October 15, 2009, on October 14, 2009, the Company determined that its previously issued unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2009, contained an error with respect to one rule within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. Specifically, to facilitate the implementation of new hedge accounting software, in April 2009, existing hedging instruments were de-designated and re-designated as new hedges.  Included in the re-designation, however, were certain derivative instruments that were in a net written option position that did not qualify as hedges according to SFAS 133.

The result of this error was that a portion of the increase in fair value of these derivatives was deferred as part of Accumulated Other Comprehensive Income/Loss (AOCI), when in fact those increases should have been recognized in earnings in the second quarter 2009.  Recognizing these increases in earnings results in an increase in GAAP Net income of $37 million for second quarter 2009.  The net increase in fair value related to these instruments, totaling $57 million, before taxes, during second quarter 2009, relates entirely to unrealized changes in fair value as substantially all of the instruments will not settle until periods subsequent to 2009.  Since the Company classifies these unrealized noncash changes in fair value as a component of Other (gains) losses, net in the unaudited Condensed Consolidated Statement of Operations, this error had no impact on the Company’s operating income for the three or six month periods ended June 30, 2009, nor did it impact the Company's net cash flows for the same periods of 2009. The impact on the Company's unaudited Condensed Consolidated Balance Sheet is a decrease (debit) to AOCI of $35 million, an increase to Retained earnings of $37 million, a decrease to Accrued liabilities of $5 million, and an increase to Deferred income taxes of $3 million as of June 30, 2009. This error had no impact on any financial statements prior to those issued for second quarter 2009.  In light of this error, the Company’s financial statements and other financial information included in the Original Filing for second quarter 2009 are being restated in this Amendment.

The information contained in the Original Filing has been updated in this Amendment to give effect to the restatement.  This Amendment continues to speak as of the dates described herein, and with the exception of Note 13, the disclosures have not been updated to reflect any events that occurred subsequent to such dates.  With the exception of Note 13, information not affected by the restatement is unchanged and reflects the disclsoures at the time of the Original Filing.  Therefore, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the Original Filing.

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q/A

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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q/A
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$946	$1,368
Short-term investments	1,252	435
Accounts and other receivables	237	209
Inventories of parts and supplies, at cost	200	203
Deferred income taxes	365	365
Prepaid expenses and other current assets	94	73
Total current assets	3,094	2,653

Property and equipment, at cost:
Flight equipment	13,690	13,722
Ground property and equipment	1,849	1,769
Deposits on flight equipment purchase contracts	204	380
	15,743	15,871
Less allowance for depreciation and amortization	5,082	4,831
	10,661	11,040
Other assets	272	375
	$14,027	$14,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$732	$668
Accrued liabilities	1,024	1,012
Air traffic liability	1,207	963
Current maturities of long-term debt	105	163
Total current liabilities	3,068	2,806

Long-term debt less current maturities	3,278	3,498
Deferred income taxes	1,924	1,904
Deferred gains from sale and leaseback of aircraft	128	105
Other deferred liabilities	481	802
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,223	1,215
Retained earnings	4,900	4,919
Accumulated other comprehensive loss	(797)	(984)
Treasury stock, at cost	(986)	(1,005)
Total stockholders' equity	5,148	4,953
	$14,027	$14,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(As restated)		(As restated)
OPERATING REVENUES:
Passenger	$2,506	$2,747	$4,758	$5,161
Freight	29	37	58	71
Other	81	85	156	167
Total operating revenues	2,616	2,869	4,972	5,399
OPERATING EXPENSES:
Salaries, wages, and benefits	863	839	1,699	1,639
Fuel and oil	726	945	1,423	1,745
Maintenance materials and repairs	190	191	373	333
Aircraft rentals	47	38	93	76
Landing fees and other rentals	179	159	345	330
Depreciation and amortization	150	148	300	293
Other operating expenses	338	344	666	690
Total operating expenses	2,493	2,664	4,899	5,106
OPERATING INCOME	123	205	73	293
OTHER EXPENSES (INCOME):
Interest expense	47	32	92	60
Capitalized interest	(5)	(6)	(11)	(14)
Interest income	(3)	(5)	(8)	(12)
Other (gains) losses, net	(23)	(345)	-	(307)
Total other expenses (income)	16	(324)	73	(273)

INCOME BEFORE INCOME TAXES	107	529	-	566
PROVISION FOR INCOME TAXES	16	208	-	211

NET INCOME	$91	$321	$-	$355

NET INCOME PER SHARE, BASIC	$.12	$.44	$-	$.48

NET INCOME PER SHARE, DILUTED	$.12	$.44	$-	$.48

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	741	732	741	733
Diluted	741	737	741	736

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(As restated)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91	$321	$-	$355
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	150	148	300	293
Unrealized loss (gain) on fuel derivative instruments	(3)	(324)	67	(290)
Deferred income taxes	16	135	(5)	129
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(3)	(7)	(6)
Share-based compensation expense	3	5	6	9
Excess tax benefits from share-based
compensation arrangements	(5)	3	(1)	3
Changes in certain assets and liabilities:
Accounts and other receivables	(6)	(97)	(28)	(167)
Other current assets	(28)	(37)	(18)	(50)
Accounts payable and accrued liabilities	104	286	104	333
Air traffic liability	(43)	105	244	372
Cash collateral received from (provided to) fuel
derivative counterparties	(125)	1,865	(185)	2,435
Other, net	(15)	(71)	(57)	(116)
Net cash provided by operating activities	135	2,336	420	3,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(187)	(223)	(272)	(587)
Purchases of short-term investments	(1,394)	(2,226)	(3,090)	(3,447)
Proceeds from sales of short-term investments	1,203	1,185	2,347	2,645
Other, net	1	-	1	-
Net cash used in investing activities	(377)	(1,264)	(1,014)	(1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	208	-	381	-
Issuance of Long-term debt	332	600	332	600
Proceeds from Employee stock plans	4	17	8	27
Payments of long-term debt and capital lease obligations	(7)	(6)	(41)	(25)
Payment of revolving credit facility	(400)	-	(400)	-
Payment of credit line borrowing	(91)	-	(91)	-
Payments of cash dividends	(3)	(3)	(10)	(10)
Repurchase of common stock	-	-	-	(54)
Excess tax benefits from share-based
compensation arrangements	5	(3)	1	(3)
Other, net	(5)	(6)	(8)	(6)
Net cash provided by financing activities	43	599	172	529

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(199)	1,671	(422)	2,440
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,145	2,982	1,368	2,213
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$946	$4,653	$946	$4,653

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$42	$16	$78	$41
Income taxes	$3	$7	$4	$13

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

In preparation of the unaudited condensed consolidated financial statements, the Company reviewed, as determined necessary by the Company’s management, events that occurred after June 30, 2009, up until the original issuance of the financial statements, which occurred on July 23, 2009.  In connection with the reissuance of these financial statements on Form 10-Q/A, the Company reviewed, as determined necessary by the Company’s management, events that occurred up until the reissuance of the financial statements, which occurred on October 22, 2009.

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has determined that its previously issued unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2009, contained an error with respect to one rule within SFAS 133.  Specifically, to facilitate the implementation of new hedge accounting software, in April 2009, existing hedging instruments were de-designated and re-designated as new hedges.  Included in the re-designation, however, were certain derivative instruments that were in a net written option position that did not qualify as hedges according to SFAS 133.  As a result, the Company is restating its financial statements for the three and six month periods ended June 30, 2009.  The following table illustrates the correction as it is associated with certain line items in the financial statements (in millions, except per share amounts):

Condensed Consolidated Balance Sheet (unaudited)
	June 30, 2009
	As reported	Adjustment	Restated
Accrued liabilities	1,029	(5)	1,024
Total current liabilities	3,073	(5)	3,068
Deferred income taxes	1,921	3	1,924
Retained earnings	4,863	37	4,900
Accumulated other comprehensive loss	(762)	(35)	(797)
Total stockholders' equity	5,146	2	5,148

Condensed Consolidated Statement of Operations (unaudited)
	Three months ended June 30, 2009
	As reported	Adjustment	Restated
Other (gains) losses, net	34	(57)	(23)
Total other expenses (income)	73	(57)	16
INCOME (LOSS) BEFORE INCOME TAXES	50	57	107
PROVISION (BENEFIT) FOR INCOME TAXES	(4)	20	16
NET INCOME (LOSS)	54	37	91
NET INCOME (LOSS) PER SHARE, BASIC	0.07	0.05	0.12
NET INCOME (LOSS) PER SHARE, DILUTED	0.07	0.05	0.12

Condensed Consolidated Statement of Operations (unaudited)
	Six months ended June 30, 2009
	As reported	Adjustment	Restated
Other (gains) losses, net	57	(57)	-
Total other expenses (income)	130	(57)	73
INCOME (LOSS) BEFORE INCOME TAXES	(57)	57	-
PROVISION (BENEFIT) FOR INCOME TAXES	(20)	20	-
NET INCOME (LOSS)	(37)	37	-
NET INCOME (LOSS) PER SHARE, BASIC	(0.05)	0.05	-
NET INCOME (LOSS) PER SHARE, DILUTED	(0.05)	0.05	-

3.   NEW ACCOUNTING PRONOUNCEMENTS

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

4.      NET INCOME (LOSS) PER SHARE-RESTATED

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(As restated)		(As restated)
NUMERATOR:
Net income (loss)	$91	$321	$-	$355

DENOMINATOR:
Weighted-average shares
outstanding, basic	741	732	741	733
Dilutive effect of Employee stock
options	-	5	-	3
Adjusted weighted-average shares
outstanding, diluted	741	737	741	736

NET INCOME (LOSS) PER SHARE:
Basic	$.12	$.44	$-	$.48

Diluted	$.12	$.44	$-	$.48

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

5.      FINANCIAL DERIVATIVE INSTRUMENTS-RESTATED

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet (in millions):

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging		Fair Value at 6/30/09	Fair Value at 12/31/08	Fair Value at 6/30/09	Fair Value at 12/31/08
instruments under SFAS 133	Balance Sheet Location			(As restated)
Fuel derivative contracts (gross)*	Accrued liabilities	$92	$94	$16	$19
Fuel derivative contracts (gross)*	Other deferred liabilities	112	40	36	522
Interest rate derivative contracts	Other assets	50	83	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	-	3

Total derivatives designated as hedging
instruments under SFAS 133		$254	$217	$52	$544

Derivatives not designated as hedging
instruments under SFAS 133
Fuel derivative contracts (gross)*	Accrued liabilities	$403	$387	$651	$708
Fuel derivative contracts (gross)*	Other deferred liabilities	308	266	970	530

Total derivatives not designated as
hedging instruments under SFAS 133		$711	$653	$1,621	$1,238

Total derivatives		$965	$870	$1,673	$1,782
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet (in millions):

	Balance Sheet	June 30,	December 31,
	Location	2009	2008
		(As restated)
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	deferred liabilities	374	240
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	51	-
Due to third parties for settled fuel contracts	Accrued liabilities	18	16
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	785	946

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008 (in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended June 30,				Three months ended June 30,				Three months ended June 30,
	2009		2008		2009		2008		2009	2008
	(As restated)
Fuel derivative
contracts	$(7	) *	$(1,493	) *	$96	*	$(284	) *	$(25)	$20
Interest rate
derivatives	(20	) *	-		-		-		-	-

Total	$(27)		$(1,493)		$96		$(284)		$(25)	$20
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Six months ended June 30,				Six months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008		2009	2008
	(As restated)
Fuel derivative
contracts	$45	*	$(1,923	) *	$206	*	$(454	) *	$(9)	$26
Interest rate
derivatives	(25	) *	-		-		-		-	-

Total	$20		$(1,923)		$206		$(454)		$(9)	$26
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended June 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives
	(As restated)
Fuel derivative contracts	$(38)	$(381)	Other (gains) losses, net

Derivatives not in SFAS 133 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Six months ended June 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives
	(As restated)
Fuel derivative contracts	$(65)	$(365)	Other (gains) losses, net

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

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of June 30, 2009, are approximately $288 million in unrealized losses, net of taxes, that are expected to be realized in earnings during the twelve months following June 30, 2009.  In addition, as of June 30, 2009, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $6 million, net of taxes.  These losses were recognized in the three months ended June 30, 2009, and prior periods, and are reflected in “Retained earnings” as of June 30, 2009, but the underlying derivative instruments will not expire/settle until subsequent periods of 2009 or future periods.

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

As of June 30, 2009, other than as described above, the Company did not have any fuel hedging agreements with counterparties in which cash collateral is required to be posted based on the Company’s current investment grade credit rating.  However, additional fuel hedging agreements contain a provision whereby each party has the right to terminate and settle all outstanding fuel contracts if the other party’s credit rating falls below investment grade.  Upon this occurrence, the party in a net liability position could subsequently be required to post cash collateral if a mutual alternative agreement could not be reached.  At June 30, 2009, the Company’s estimated fair value of fuel derivative contracts with one counterparty containing this provision was a liability of $101 million, including $29 million that will settle by the end of 2009.

Due to the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it does not have significant exposure to future cash collateral requirements.  As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from market prices as of June 30, 2009, given the Company’s current fuel hedge portfolio and its investment grade credit rating, it would not have had to provide additional cash collateral to its current counterparties.

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

6.      COMPREHENSIVE INCOME (LOSS)-RESTATED

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments.  The differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three months ended June 30,
(In millions)	2009	2008
	(As restated)
Net income	$91	$321
Unrealized gain on derivative instruments,
net of deferred taxes of $64 and $753	103	1,209
Other, net of deferred taxes of $14 and ($1)	22	(2)
Total other comprehensive income	125	1,207

Comprehensive income	$216	$1,528

	Six months ended June 30,
(In millions)	2009	2008
	(As restated)
Net income	$-	$355
Unrealized gain on derivative instruments,
net of deferred taxes of $100 and $904	161	1,469
Other, net of deferred taxes of $16 and ($7)	26	(11)
Total other comprehensive income (loss)	187	1,458

Comprehensive income	$187	$1,813

A rollforward of the amounts included in “AOCI,” net of taxes, is shown below for the three and six months ended June 30, 2009:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
	(As restated)		(As restated)
Balance at March 31, 2009	$(888)	$(34)	$(922)
Second quarter 2009 changes in value	7	22	29
Reclassification to earnings	96		96
Balance at June 30, 2009	$(785)	$(12)	$(797)

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
	(As restated)		(As restated)
Balance at December 31, 2008	$(946)	$(38)	$(984)
2009 changes in value	(45)	26	(19)
Reclassification to earnings	206	-	206
Balance at June 30, 2009	$(785)	$(12)	$(797)

7. ACCRUED LIABILITIES-RESTATED

	June 30,	December 31,
(In millions)	2009	2008
	(As restated)
Retirement plans	$97	$86
Aircraft rentals	109	118
Vacation pay	181	175
Advances and deposits	14	23
Fuel derivative contracts	120	246
Deferred income taxes	133	36
Workers compensation	124	122
Other	246	206
Accrued liabilities	$1,024	$1,012

8.      POSTRETIREMENT BENEFITS

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended June 30,
(In millions)	2009	2008

Service cost	$4	$4
Interest cost	1	1
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	(1)

Net periodic postretirement benefit cost	$5	$5

	Six months ended June 30,
(In millions)	2009	2008

Service cost	$7	$7
Interest cost	2	2
Amortization of prior service cost	1	1
Recognized actuarial gain	(1)	(1)

Net periodic postretirement benefit cost	$9	$9

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

11.      FAIR VALUE MEASUREMENTS-RESTATED

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

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended June 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
	(As restated)				(As restated)
Balance at December 31, 2008	$(864)	$200		$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	530	-		-	530
Included in other comprehensive income	(80)	-		-	(80)
Purchases and settlements (net)	277	(8)		-	269
Balance at June 30, 2009	$(137)	$192	(b)	$8	$63

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2009	$523	$-		$-	$523

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

Employees electing to participate in Freedom ’09 were required to notify the Company of their election by June 19, 2009.  However, Employees had until July 16, 2009 to rescind their election and remain with the Company.  Following the deadline to rescind such election, a total of 1,404 Employees have remained as participants in Freedom ‘09, consisting of the following breakdown among workgroups:  439 from Customer Support and Services, 464 from Ground Operations and Provisioning, 113 Flight Attendants, 20 Pilots, 91 from Maintenance, and 277 Managerial and Administrative Employees.  The Company expects the total cost incurred for Freedom ’09 to be approximately $70 million, which will be expensed during third quarter 2009.  The Company may need to replace a small number of the positions with newly hired Employees to meet operational demands; however, the Company expects that most of the positions will not be filled based on the Company’s recent capacity reductions.

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

Material Changes in Results of Operations

Summary

During second quarter 2009, Southwest recorded net income of $91 million, or $.12 income per share, diluted, versus the Company’s second quarter 2008 net income of $321 million, or $.44 per share, diluted.  More than 70 percent of the reduction in net income versus the same prior year period was due to a difference in recorded adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  In second quarter 2008, the Company recorded significant unrealized gains from marking to market derivatives used for hedging purposes, but that do not qualify for special hedge accounting, as defined in SFAS 133. See Note 5 to the unaudited condensed consolidated financial statements for further information on the Company’s hedging activities and accounting associated with derivative instruments.  Primarily as a result of second quarter 2008 increases in prices for fuel derivatives that have or will subsequently settle after June 30, 2008, that were ineffective, as defined, or that did not qualify for special hedge accounting, the Company recorded $361 million in net gains, which are included in “Other (gains) losses, net.”  In second quarter 2009, the Company recorded a total of $63 million in net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, in “Other (gains) losses, net.”  The majority of the remainder of the decrease in net income versus second quarter 2008 was due to a decline in demand for domestic air travel as a result of the current U.S. and global recession.  This decline in demand resulted in fewer full-fare passengers and more fare discounting, which depressed yields, and occurred despite the Company, as well as most other airlines, reducing capacity versus the prior year.  The Company experienced a 5.9 percent decrease in passenger revenue yield per available seat mile (ASM) versus second quarter 2008.

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

The Company continues its diligent cost control efforts and remains committed to maintaining its competitive cost advantage to sustain its strong low fare brand.  In addition to other cost containment measures, the Company has a hiring freeze in place, as well as a pay freeze for all Company officers and senior management.  Also, during second quarter 2009, the Company announced an early out option available for the vast majority of its Employees.  This voluntary separation program provides cash bonuses, health care coverage for a specified period of time, and certain extended flight privileges to eligible Employees who elect early retirement under the program.  The program was offered due to overstaffing created by the Company’s prior decisions to reduce its capacity during 2009.  A total of 1,404 Employees elected to accept this early out offer, which will result in approximately $70 million in nonrecurring cost to the Company in third quarter 2009.  The Company currently expects annual savings in subsequent years from the program to eventually exceed the cost incurred.  See Note 13 to the unaudited condensed consolidated financial statements for further information.  Despite the Company’s overall reduction in capacity during 2009, it continues to add flights and new markets through a continual flight schedule optimization, which involves trimming unproductive and less popular flights and reallocating capacity to fund market growth opportunities.  During the first half of 2009, the Company began service to Minneapolis-St. Paul (in March) and New York’s LaGuardia airport (in June).  During the second half of the year, the Company expects to begin service to Boston’s Logan International Airport (in August) and to Milwaukee International Airport (in November.)

For the six months ended June 30, 2009, the Company had breakeven results on both a net basis and a per share, diluted, basis versus first half 2008 net income of $355 million, or $.48 per share, diluted.  Results in each year were also impacted by adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  For the six months ended June 30, 2009, the Company had operating income of $73 million versus first half 2008 operating income of $293 million.  The decline of $220 million or 75.1 percent primarily was attributable to a 7.9 percent decrease in operating revenues as a result of lower passenger yields, which more than offset realized savings from lower fuel prices.

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

As a result of these previously fixed losses, the Company expects to pay higher than market prices for fuel for the remainder of 2009 through 2013.  In addition, as a result of previous hedges that have been “undesignated” as defined in SFAS 133, the Company has significant amounts “frozen” in AOCI that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle.  As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company has deferred losses in AOCI of $785 million, net of tax, related to fuel derivative contracts.  The estimated fair market value (as of June 30, 2009) of the Company’s net fuel derivative contracts for the remainder of 2009 through 2013 reflects a net liability of approximately $338 million, including the effect of $425 million in cash collateral that had been provided to counterparties as of June 30, 2009, which has been netted against the Company’s liability in the unaudited Condensed Consolidated Balance Sheet.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the $425 million in cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at June 30, 2009, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at June 30,
Year	at June 30, 2009	2009 (net of tax)
		(As restated)
2009	$(92)	$(154)
2010	$(160)	$(238)
2011	$(221)	$(164)
2012	$(155)	$(117)
2013	$(135)	$(112)
Total	$(763)	$(785)

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

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(In millions)	2009	2008
	(As restated)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(37)	$(369)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(24)	14
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(2)	(6)
Premium cost of fuel contracts included in Other (gains) losses, net	37	14
Other	3	2
	$(23)	$(345)

Based on the Company’s current fuel derivative contracts position, for the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts), the Company expects expense of approximately $30 million relating to these items in third quarter 2009.

The Company’s effective tax rate was 15.2 percent in second quarter 2009 compared to 39.3 percent in second quarter 2008.  The lower rate in second quarter 2009 primarily was due to the Company’s forecast that financial results for the full year 2009 will be lower than the Company’s financial results for full year 2008, and the impact that permanent tax differences have on the full year 2009 forecasted financial results.

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

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and SFAS 133.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(In millions)	2009	2008
	(As restated)
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(39)	$(373)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(11)	19
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(23)	17
Premium cost of fuel contracts included in Other (gains) losses, net	69	27
Other	4	3
	$-	$(307)

Based on the breakeven financial results for the first half of 2009, the Company did not record any income tax expense for this period, which compared to a rate of 39.3 percent in the first half of 2008.

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

Forward-looking statements

Some statements in this Form 10-Q/A may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  related to the Company’s (i) growth strategies and expectations; (ii) revenues, cost-cutting and other financial and operational strategies and initiatives and related expectations for future results of operations; (iii) expectations regarding liquidity, including anticipated needs for, and sources of, funds; (iv) plans and expectations for managing risk associated with changing jet fuel prices; and (v) expectations and intentions relating to outstanding litigation.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

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

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q/A for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on July 23, 2009, the Company disclosed that its management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level. In conjunction with the filing of this amendment to that Form 10-Q and the Company’s decision to restate the financial statements included in that Form 10-Q, management, with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this re-evaluation and the existence of a material weakness in the Company's internal control over financial reporting (discussed below) that gave rise to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As discussed in more detail in Note 2 to the condensed consolidated financial statements included within this Form 10-Q/A, on October 14, 2009, the Company determined that its financial statements for the three and six months ended June 30, 2009, contained an error with respect to one rule within SFAS 133 and that this error arose from a material weakness in the Company's internal control over financial reporting.  Specifically, to facilitate the implementation of new hedge accounting software, in April 2009, existing hedging instruments were de-designated and re-designated as new hedges. Included in the re-designation, however, were certain derivative instruments that were in a net written option position that did not qualify as hedges according to paragraph 28(c) of SFAS 133.  Therefore, the Company has determined that it did not maintain effective controls to ensure the proper application of paragraph 28(c) of SFAS 133.  In response, the Company intends to implement the following changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act):
•	Enhanced education of the Company’s financial reporting staff on paragraph 28 (c ) of SFAS 133;

•	Incorporation of expanded explicit instructions and guidance into the Company’s future hedge documentation regarding the types of instruments that cannot qualify for special hedge accounting;

•	Additional periodic recurrent training of the Company’s financial reporting staff by external SFAS 133 experts; and

•
Revision of the Company’s fuel hedging policy to require that any change to the Company’s methodologies for recording hedge-related accounting transactions be pre-approved by the Company’s Chief Financial Officer.

During second quarter 2009, the Company implemented a new fuel derivative instrument management and valuation software which resulted in a material change in a component of the Company's internal control over financial reporting.   The portion of the software implemented that was responsible for the significant change in the internal control structure during second quarter 2009 related primarily to the valuation of derivative instruments as well as the estimation of future estimated cash flows used in cash flow hedging relationships.  Pre-implementation testing was conducted by management to ensure that internal controls surrounding the implementation process and the application itself were properly designed to prevent material financial statement errors.   The Company's management has determined that the internal controls and procedures related to the information produced in the new system related to fuel derivative instruments are effective as of the end of the period covered by this report.

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
(filed on July 23, 2009, as part of the original filing of this Quarterly Report on
Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).
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

SOUTHWEST AIRLINES CO.

October 22, 2009	By	/s/ Laura Wright

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
(filed on July 23, 2009, as part of the original filing of this Quarterly Report on
Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).
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