Form 10-Q
period 2009-09-30
SOUTHWEST AIRLINES CO
filed 2009-10-23
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Number of shares of Common Stock outstanding as of the close of business on October 19, 2009: 741,939,911

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$902	$1,368
Short-term investments	1,352	435
Accounts and other receivables	225	209
Inventories of parts and supplies, at cost	196	203
Deferred income taxes	365	365
Prepaid expenses and other current assets	87	73
Total current assets	3,127	2,653

Property and equipment, at cost:
Flight equipment	13,761	13,722
Ground property and equipment	1,870	1,769
Deposits on flight equipment purchase contracts	233	380
	15,864	15,871
Less allowance for depreciation and amortization	5,166	4,831
	10,698	11,040
Other assets	275	375
	$14,100	$14,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$694	$668
Accrued liabilities	918	1,012
Air traffic liability	1,214	963
Current maturities of long-term debt	198	163
Total current liabilities	3,024	2,806

Long-term debt less current maturities	3,378	3,498
Deferred income taxes	1,947	1,904
Deferred gains from sale and leaseback of aircraft	125	105
Other non-current liabilities	409	802
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,226	1,215
Retained earnings	4,876	4,919
Accumulated other comprehensive loss	(715)	(984)
Treasury stock, at cost	(978)	(1,005)
Total stockholders' equity	5,217	4,953
	$14,100	$14,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

OPERATING REVENUES:
Passenger	$2,550	$2,767	$7,308	$7,927
Freight	28	37	87	108
Other	88	87	243	254
Total operating revenues	2,666	2,891	7,638	8,289
OPERATING EXPENSES:
Salaries, wages, and benefits	909	856	2,607	2,494
Fuel and oil	826	1,051	2,250	2,795
Maintenance materials and repairs	184	190	557	523
Aircraft rentals	47	38	140	115
Landing fees and other rentals	192	167	537	497
Depreciation and amortization	162	152	462	445
Other operating expenses	324	351	990	1,040
Total operating expenses	2,644	2,805	7,543	7,909
OPERATING INCOME	22	86	95	380
OTHER EXPENSES (INCOME):
Interest expense	48	35	140	95
Capitalized interest	(5)	(6)	(16)	(20)
Interest income	(3)	(7)	(11)	(18)
Other (gains) losses, net	2	269	2	(38)
Total other expenses (income)	42	291	115	19

INCOME (LOSS) BEFORE INCOME TAXES	(20)	(205)	(20)	361
PROVISION (BENEFIT) FOR INCOME TAXES	(4)	(85)	(4)	127

NET INCOME (LOSS)	$(16)	$(120)	$(16)	$234

NET INCOME (LOSS) PER SHARE, BASIC	$(.02)	$(.16)	$(.02)	$.32

NET INCOME (LOSS) PER SHARE, DILUTED	$(.02)	$(.16)	$(.02)	$.32

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	742	736	741	734
Diluted	742	736	741	739

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16)	$(120)	$(16)	$234
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	162	152	462	445
Unrealized loss on fuel derivative instruments	12	307	79	17
Deferred income taxes	8	(48)	3	81
Amortization of deferred gains on sale and
leaseback of aircraft	(4)	(3)	(11)	(9)
Share-based compensation expense	3	4	10	14
Excess tax benefits from share-based
compensation arrangements	(4)	8	(6)	11
Changes in certain assets and liabilities:
Accounts and other receivables	12	62	(16)	(105)
Other current assets	11	(48)	(7)	(98)
Accounts payable and accrued liabilities	(147)	(379)	(42)	(46)
Air traffic liability	6	(28)	251	344
Cash collateral received from (provided to) fuel
derivative counterparties	-	(1,940)	(185)	495
Other, net	29	(243)	(29)	(359)
Net cash provided by (used in) operating activities	72	(2,276)	493	1,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(198)	(178)	(471)	(765)
Purchases of short-term investments	(1,707)	(794)	(4,797)	(4,241)
Proceeds from sales of short-term investments	1,608	926	3,955	3,570
Other, net	-	-	1	-
Net cash used in investing activities	(297)	(46)	(1,312)	(1,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	-	-	381	-
Issuance of Long-term debt	124	-	456	600
Proceeds from Employee stock plans	4	85	11	113
Proceeds from credit line borrowing	83	-	83	-
Payments of long-term debt and capital lease obligations	(22)	(15)	(64)	(41)
Payment of revolving credit facility	-	-	(400)	-
Payment of credit line borrowing	-	-	(91)	-
Payments of cash dividends	(3)	(3)	(13)	(13)
Repurchase of common stock	-	-	-	(54)
Excess tax benefits from share-based
compensation arrangements	4	(8)	6	(11)
Other, net	(9)	-	(16)	(5)
Net cash provided by financing activities	181	59	353	589

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(44)	(2,263)	(466)	177
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	946	4,653	1,368	2,213
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$902	$2,390	$902	$2,390

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$31	$39	$109	$80
Income taxes	$-	$57	$4	$70

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2009 and 2008, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, are seasonal in nature.  Historically, the Company’s revenues, as well as its overall financial performance, are better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  However, as a result of significant fluctuations in revenues and the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the accounting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 (ASC Topic 815, originally issued as Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended), the Company has experienced, and may continue to experience, significant volatility in its results in certain fiscal periods.  See Note 5 for further information. Operating results for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Balance Sheet as of December 31, 2008, the Company's cash collateral deposits related to fuel derivatives that have been provided to a counterparty have been adjusted to show a “net” presentation against the fair value of the Company's fuel derivative instruments.  The entire portion of cash collateral deposits as of December 31, 2008, $240 million, has been reclassified to reduce “Other deferred liabilities.”  In the Company’s 2008 Form 10-K filing, these cash collateral deposits were presented “gross” and all were included as an increase to “Prepaid expenses and other current assets.”  This change in presentation was made in order to comply with the requirements of ASC Subtopic 210-20 (originally issued as part of FIN 39-1, “Amendment of FASB Interpretation No. 39”), which was required to be adopted by the Company effective January 1, 2008.  Following the Company’s 2008 Form 10-K filing on February 2, 2009, the Company became aware that the requirements of ASC Subtopic 210-20 had not been properly applied to its financial derivative instruments within the financial statements.  The Company determined that the effect of this error was not material to its financial statements and disclosures taken as a whole, and decided to apply ASC Subtopic 210-20 prospectively beginning with its first quarter 2009 Form 10-Q.  Also, in the unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2008, the Company has reclassified certain unrealized noncash gains and/or losses recorded on fuel derivative instruments and the cash collateral received from counterparties to its fuel hedging program, in order to conform to the current year presentation.  These reclassifications had no impact on net cash flows provided by operations.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on October 22, 2009.

2.   NEW ACCOUNTING PRONOUNCEMENTS

On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective in fourth quarter 2009 for a calendar-year entity.  The Company is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows, and disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1).  EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.”  EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities.  The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

3.      DIVIDENDS

During the three month periods ended March 31, June 30, and September 30, 2009, dividends of $.0045 per share were declared on the 740 million shares, 741 million shares, and 742 million shares of Common Stock then outstanding, respectively.  During the three month periods ended March 31, June 30, and September 30, 2008, dividends of $.0045 per share were declared on the 731 million shares, 733 million shares, and 737 million shares of Common Stock then outstanding, respectively.

4.      NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

NUMERATOR:
Net income (loss)	$(16)	$(120)	$(16)	$234

DENOMINATOR:
Weighted-average shares
outstanding, basic	742	736	741	734
Dilutive effect of Employee stock
options	-	-	-	5
Adjusted weighted-average shares
outstanding, diluted	742	736	741	739

NET INCOME (LOSS) PER SHARE:
Basic	$(.02)	$(.16)	$(.02)	$.32

Diluted	$(.02)	$(.16)	$(.02)	$.32

The Company has excluded 81 million and 29 million shares, respectively, from its calculations of net income per share, diluted, for the three months ended September 30, 2009 and 2008, and has excluded 80 million and 57 million shares, respectively, from its calculations of net income per share, diluted, for the nine months ended September 30, 2009 and 2008, as they represent antidilutive stock options for the respective periods presented.

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Jet fuel and oil (including related taxes) consumed during the three months ended September 30, 2009 and 2008, represented approximately 31 percent and 37 percent of the Company’s operating expenses, respectively. The Company’s operating expenses have been extremely volatile in recent years due to dramatic increases and declines in energy prices.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), and fixed price swap agreements in its portfolio.  Generally, when the Company perceives that prices are lower than historical or expected future levels, the Company prefers to use fixed price swap agreements and purchased call options.  However, at times when the Company perceives that purchased call options have become too expensive, it may use more collar structures.  Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles.  With the use of purchased call options, the Company cannot be in a liability position at settlement.

The following table provides information about the Company’s volume of fuel hedging for the first nine months of 2009, and its portfolio as of September 30, 2009, for future periods.  These hedge volumes are presented strictly from an “economic” standpoint and thus do not reflect whether the hedges qualified or will qualify for special hedge accounting as defined in ASC Topic 815.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting as defined in ASC Topic 815.

	Fuel hedged as of	Approximate %
	September 30, 2009	of jet fuel
Period (by year)	(gallons in millions)	consumption
2009	438	31	% *
2010	938	66	% *
2011	559	40	% *
2012	232	17	% *
2013	98	7	% *

Period (by quarter for 2009)
First quarter 2009	15	4%
Second quarter 2009	185	50%
Third quarter 2009	77	21%
Fourth quarter 2009	161	47	% *
* Forecasted

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges, as defined in ASC Topic 815.  Under ASC Topic 815, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (AOCI) until the underlying jet fuel is consumed.  See Note 6 for further information on AOCI.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the statement of operations in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs at which time these amounts would be reclassified to “Fuel and oil” expense.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur for the three or nine months ended September 30, 2009 or 2008.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging.  The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased recently, primarily due to the foregoing factors.  However, even though these derivatives may not qualify for special hedge accounting, the Company continues to hold the instruments as it believes they continue to afford the Company the opportunity to somewhat stabilize jet fuel costs.

ASC Topic 815 is a complex accounting standard with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated by the Company.  As required, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis.  The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis.  This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet (in millions):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at 9/30/09	Fair Value at 12/31/08	Fair Value at 9/30/09	Fair Value at 12/31/08

Derivatives designated as hedging
instruments under ASC Topic 815
Fuel derivative contracts (gross)*	Accrued liabilities	$64	$94	$34	$19
Fuel derivative contracts (gross)*	Other deferred liabilities	107	40	31	522
Interest rate derivative contracts	Other assets	59	83	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	-	3

Total derivatives designated as hedging
instruments under ASC Topic 815		$230	$217	$65	$544

Derivatives not designated as hedging
instruments under ASC Topic 815
Fuel derivative contracts (gross)*	Accrued liabilities	$340	$387	$545	$708
Fuel derivative contracts (gross)*	Other deferred liabilities	309	266	874	530

Total derivatives not designated as
hedging instruments under ASC Topic 815		$649	$653	$1,419	$1,238

Total derivatives		$879	$870	$1,484	$1,782
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet (in millions):

	Balance Sheet	September 30,	December 31,
	Location	2009	2008
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	deferred liabilities	324	240
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	101	-
Due to third parties for settled fuel contracts	Accrued liabilities	25	16
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	724	946

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008 (in millions):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended September 30,				Three months ended September 30,				Three months ended September 30,
	2009		2008		2009		2008		2009	2008

Fuel derivative
contracts	$(40	) *	$1,403	*	$101	*	$(226	) *	$(46)	$41
Interest rate
derivatives	6	*	-		-		-		-	-

Total	$(34)		$1,403		$101		$(226)		$(46)	$41
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Nine months ended September 30,				Nine months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008		2009	2008

Fuel derivative
contracts	$(85	) *	$(520	)*	$307	*	$(680	) *	$(55)	$67
Interest rate
derivatives	(19	) *	-		-		-		-	-

Total	$(104)		$(520)		$307		$(680)		$(55)	$67
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in ASC Topic 815 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended September 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives

Fuel derivative contracts	$8	$205	Other (gains) losses, net

Derivatives not in ASC Topic 815 Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Nine months ended September 30,		Location of (Gain) Loss Recognized in Income
	2009	2008	on Derivatives

Fuel derivative contracts	$(57)	$(161)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2009 and 2008, respectively, of $35 million and $20 million, and during the nine months ended September 30, 2009 and 2008, respectively, of $104 million and $47 million.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of September 30, 2009, are approximately $278 million in unrealized losses, net of taxes, that are expected to be realized in earnings during the twelve months following September 30, 2009.  In addition, as of September 30, 2009, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $16 million, net of taxes.  These net gains were recognized in the three months ended September 30, 2009, and prior periods, and are reflected in “Retained earnings” as of September 30, 2009, but the underlying derivative instruments will not expire/settle until the fourth quarter of 2009 or future periods.

Interest rate swaps

The Company is party to interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027.  The primary objective for the Company’s use of these interest rate hedges is to better match the repricing of its assets and liabilities.  Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due.  These interest rate swap agreements qualify as fair value hedges, as defined by ASC Topic 815.  In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, as defined by ASC Topic 815.  Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.

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

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At September 30, 2009, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  Based on the Company’s current agreements with two of these counterparties, cash deposits are required to be posted whenever the net fair value of derivatives associated with those counterparties exceed specific thresholds.  If the threshold is exceeded, cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or posted by the Company if the value of derivatives is a liability to the Company.

Under one of the Company’s counterparty agreements, as amended, if the Company becomes obligated to post collateral for obligations in amounts of up to $300 million and in excess of $700 million, the Company is required to post cash collateral; however, if the Company becomes obligated to post collateral for obligations in amounts between $300 million and $700 million, the Company has pledged 20 of its Boeing 737-700 aircraft as collateral in lieu of cash.  At September 30, 2009, the fair value of fuel derivative instruments with this counterparty was a net liability of $266 million, and the Company had posted $300 million in cash collateral deposits with the counterparty; therefore, none of the Company’s liability was secured by pledged aircraft.  The “over-collateralization” was due to timing of the point at which the fair value of derivative instruments was measured and the time at which resulting collateral levels were adjusted.  If the fair value of fuel derivative instruments with this counterparty were in a net asset position, the counterparty would be required to post cash collateral to the Company on a dollar-for-dollar basis for amounts in excess of $40 million.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty could be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $40 million of assets held.  This agreement was amended in September 2009 to extend its expiration from January 1, 2010, until January 1, 2015.

Under another of the Company’s counterparty agreements, the Company is obligated to post collateral related to fuel derivative liabilities as follows:  (i) if the obligation is up to $125 million, the Company posts cash collateral, (ii) if the obligation exceeds $125 million, in addition to the cash collateral for the first $125 million, the Company has pledged the value of 29 designated Boeing 737-700 aircraft as collateral in lieu of cash (up to a maximum of $500 million), and (iii) if the obligation exceeds $125 million plus the value of the pledged aircraft (up to the $500 million maximum), the Company must post cash or letters of credit as collateral.  The Company pledged 29 of its Boeing 737-700 aircraft to cover the collateral posting band in clause (ii).  As of September 30, 2009, the fair value of fuel derivative instruments with this counterparty was a net liability of $377 million, and the Company had posted $125 million in cash collateral deposits to this counterparty, with the remaining $252 million secured by pledged aircraft.  This agreement also provides for the counterparty to post cash collateral to the Company on a dollar-for-dollar basis for any net positive fair value of fuel derivative instruments in excess of $150 million held by the Company from that counterparty.  This agreement does not contain any triggers that would require additional cash to be posted by the Company outside of further changes in the fair value of the fuel derivative instruments held with the counterparty.  However, if the fair value of fuel derivative instruments with this counterparty were in a net asset position, and the counterparty’s credit rating were to be lowered to specified levels, the counterparty would be required to post cash collateral to the Company on a dollar-for-dollar basis related to the first $150 million of assets held.

As of September 30, 2009, other than as described above, the Company did not have any fuel hedging agreements with counterparties in which cash collateral is required to be posted based on the Company’s current investment grade credit rating.  However, additional fuel hedging agreements contain a provision whereby each party has the right to terminate and settle all outstanding fuel contracts if the other party’s credit rating falls below investment grade.  Upon this occurrence, the party in a net liability position could subsequently be required to post cash collateral if a mutual alternative agreement could not be reached.  At September 30, 2009, the Company’s estimated fair value of fuel derivative contracts with one counterparty containing this provision was a liability of $77 million, including $14 million that will settle by the end of 2009.

The Company classifies its cash collateral provided to counterparties in accordance with the provisions of ASC Subtopic 210-20.  ASC Subtopic 210-20 requires an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments.  Entities may either select a “net” or a “gross” presentation.  The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments.  The Company’s policy differs depending on whether its derivative instruments are in a net asset position or a net liability position.  If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date).  If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments.  At September 30, 2009, of the $425 million in cash collateral deposits posted with counterparties under its bilateral collateral provisions, $324 million has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities” and $101 million has been netted against current fuel derivative instruments within “Accrued liabilities” in the unaudited Condensed Consolidated Balance Sheet.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three months ended September 30,
(In millions)	2009	2008

Net loss	$(16)	$(120)
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $37 and ($1,015)	61	(1,629)
Other, net of deferred taxes of $14 and ($2)	21	(3)
Total other comprehensive income	82	(1,632)

Comprehensive income (loss)	$66	$(1,752)

	Nine months ended September 30,
(In millions)	2009	2008

Net income (loss)	$(16)	$234
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $137 and ($111)	222	(160)
Other, net of deferred taxes of $30 and ($9)	47	(14)
Total other comprehensive income (loss)	269	(174)

Comprehensive income	$253	$60

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2009:

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at June 30, 2009	$(785)	$(12)	$(797)
Third quarter 2009 changes in value	(40)	21	(19)
Reclassification to earnings	101	-	101
Balance at September 30, 2009	$(724)	$9	$(715)

			Accumulated
	Fuel		other
	hedge		comprehensive
(In millions)	derivatives	Other	income (loss)
Balance at December 31, 2008	$(946)	$(38)	$(984)
2009 changes in value	(85)	47	(38)
Reclassification to earnings	307	-	307
Balance at September 30, 2009	$(724)	$9	$(715)

7. ACCRUED LIABILITIES

	September 30,	December 31,
(In millions)	2009	2008

Retirement plans	$12	$86
Aircraft rentals	110	118
Vacation pay	184	175
Advances and deposits	16	23
Fuel derivative contracts	74	246
Deferred income taxes	169	36
Workers compensation	120	122
Other	233	206
Accrued liabilities	$918	$1,012

8.      POSTRETIREMENT BENEFITS

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

The following table sets forth the Company’s periodic postretirement benefit cost for each of the interim periods identified:

	Three months ended September 30,
(In millions)	2009	2008

Service cost	$3	$4
Interest cost	2	2
Amortization of prior service cost	-	-
Recognized actuarial gain	(6)	(1)

Net periodic postretirement benefit cost (income)	$(1)	$5

	Nine months ended September 30,
(In millions)	2009	2008

Service cost	$10	$11
Interest cost	4	4
Amortization of prior service cost	1	1
Recognized actuarial gain	(7)	(2)

Net periodic postretirement benefit cost	$8	$14

9.      FINANCING TRANSACTIONS

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft.  The Company has borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages.  The loan matures on May 6, 2019, and is repayable quarterly in installments of principal beginning August 6, 2009.  The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent, and interest is payable quarterly, beginning August 6, 2009.  Concurrent with its entry into the term loan agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 6.64 percent.  The Company used the proceeds from the term loan for general corporate purposes, including the repayment of the Company’s revolving credit facility.

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft.  The Company has borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages.  The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal beginning January 1, 2010.  The loan bears interest at a fixed rate of 6.84 percent, and interest is payable semi-annually, beginning January 1, 2010.  The Company used the proceeds from the term loan for general corporate purposes.

During May 2009, the Company fully repaid the $400 million it had previously borrowed in 2008 under its former $600 million revolving credit facility.  On September 29, 2009, the Company entered into a new $600 million unsecured revolving credit facility expiring in October 2012 and terminated the previous facility which would have expired in August 2010.  At the Company’s option, interest on the new facility can be calculated on one of several different bases.  The new facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined.  As of September 30, 2009, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

10.      COMMITMENTS AND CONTINGENCIES

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company has been evaluating the Shareholder demands.  The parties have submitted to the court a proposed settlement that has been preliminarily approved by the court.

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

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during late 2009, with completion scheduled for October 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorizes the Company to spend up to $75 million, which would be reimbursed upon the issuance of bonds that will be used as funding for construction.  As of September 30, 2009, the Company had spent a total of $33 million of its own funds on a portion of the LFMP project, and the Company has classified this amount as “Ground property and equipment” in its unaudited Condensed Consolidated Balance Sheet.

The Company has agreed to manage the majority of the LFMP project, and as a result, will be evaluating its accounting requirements in conjunction with ASC Subtopic 840-40 (originally issued as EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”).  As of the current time, the Company has not yet made a final determination of its accounting for the LFMP.  It is currently expected that the bonds being utilized to finance the majority of the LFMP will be issued during late 2009 or early 2010, at which time the Company will disclose its conclusions regarding its accounting treatment for the LFMP.

11.      FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008.  ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds, U.S. Government obligations, and obligations of U.S. Government backed agencies.  Short-term investments consist of short-term, highly liquid, income-producing investments, which have maturities of greater than 90 days but less than one year, including U.S. Government obligations, obligations of U.S. Government backed agencies, and certain auction rate securities.  For all short-term investments, at each reset period, the Company accounts for the transaction as “Proceeds from sales of short-term investments” for the security relinquished, and a “Purchase of short-term investments” for the security purchased, in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.  Derivative instruments are related to the Company’s fuel hedging program and interest rate hedges.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At September 30, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities. The $83 million classified as trading securities are subject to an agreement the Company entered into in December 2008, as discussed below, and are included in “Short-term investments” in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully takes place every 30-35 days, quoted market prices would be readily available, which would qualify as Level 1.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  In addition, during fourth quarter 2008, the Company performed a valuation of its auction rate security instruments and considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to AOCI.  The Company currently believes that this temporary decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented less than five percent of the Company’s total cash, cash equivalent, and investment balance at September 30, 2009.  The range of maturities for the Company’s auction rate securities ranges from 9 years to 38 years. Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  For the $83 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  In conjunction with this agreement, the Company has applied the provisions of ASC Topic 825 (originally issued as SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) to this put option.  Part of this agreement also contains a line of credit in which the Company can borrow up to $83 million as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty, and this line of credit was fully drawn as of September 30, 2009.  Both the put option and the auction rate instruments are being marked to market through earnings each period; however, these adjustments offset and had minimal impact on net earnings for the three and nine months ended September 30, 2009.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value in addition to the $83 million subject to the agreement to be settled at par in June 2010.

During first quarter 2009, the Company also entered into a $46 million line of credit agreement with another counterparty secured by approximately $92 million (par value) of its remaining auction rate security instruments purchased through that counterparty.  This agreement allows the Company the ability to draw against the line of credit secured by the auction rate security instruments from that counterparty.  As of September 30, 2009, the Company had no borrowings against that available line of credit.  The Company remains in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.  The Company has continued to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to AOCI.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$902	$902	$-	$-
Short-term investments	1,352	1,249	-	103
Noncurrent investments (a)	89	-	-	89
Interest rate derivatives	59	-	59	-
Fuel derivatives (b)	1,089	-	286	803
Other available-for-sale securities	36	28	-	8
Total assets	$3,527	$2,179	$345	$1,003

Liabilities
Fuel derivatives (b)	$(1,753)		$(801)	$(952)
(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $425 million in cash collateral provided to counterparties.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at December 31, 2008	$(864)	$200		$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	525	-		-	525
Included in other comprehensive income	(138)	-		-	(138)
Purchases and settlements (net)	328	(8)		-	320
Balance at September 30, 2009	$(149)	$192	(b)	$8	$51

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2009	$453	$-		$-	$453

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $83 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed “effective,” as defined in ASC Topic 815, are included in “Fuel and oil” expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with derivative contracts, as defined, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.”  See Note 5 for further information on ASC Topic 815 and hedging.

Gains and losses (realized and unrealized) included in earnings related to other investments for the three and nine months ended September 30, 2009, are reported in “Other operating expenses.”

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at September 30, 2009 are contained in the below table.  The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
10.5% Notes due 2011	$400	$432
French Credit Agreements due 2012	24	24
6.5% Notes due 2012	403	425
5.25% Notes due 2014	379	382
5.75% Notes due 2016	300	295
5.125% Notes due 2017	340	323
French Credit Agreements due 2017	84	84
Term Loan Agreement due 2019	326	339
Term Loan Agreement due 2019	124	124
Term Loan Agreement due 2020	562	493
Pass Through Certificates	450	466
7.375% Debentures due 2027	118	115
Fuel derivative contracts*	(664)	(664)

* Does not include the impact of cash collateral deposits provided to counterparties.
See Note 5.

12.  EARLY RETIREMENT OFFER

On April 16, 2009, the Company announced Freedom ’09, a one-time voluntary early out program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service.  The purpose of this voluntary initiative and other initiatives is to right-size headcount in conjunction with the Company’s current plans to reduce its capacity by five percent in 2009, and to help reduce costs.  Virtually all of the Company’s Employees hired before March 31, 2008 were eligible to participate in the program.  Participants’ last day of work will fall between July 31, 2009 and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis.  The Company did not have a target for the number of Employees expected to accept the package.

Employees electing to participate in Freedom ’09 were required to notify the Company of their election by June 19, 2009.  However, Employees had until July 16, 2009 to rescind their election and remain with the Company.  Following the deadline to rescind such election, a total of 1,404 Employees have remained as participants in Freedom ‘09, consisting of the following breakdown among workgroups:  439 from Customer Support and Services, 464 from Ground Operations and Provisioning, 113 Flight Attendants, 20 Pilots, 91 from Maintenance, and 277 Managerial and Administrative Employees.  In accordance with the accounting guidance in ASC Topic 715 (originally issued as FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”), the Company accrued total costs of approximately $66 million during third quarter 2009 related to Freedom ’09—all of which are reflected in salaries, wages, and benefits.  Of this amount, approximately $32 million was paid out to Employees who left the Company prior to September 30, 2009, and the remaining $34 million will be paid out in subsequent periods.  The Company may need to replace some of the positions with newly hired Employees to meet operational demands; however, the Company expects that many of the positions will not be filled based on the Company’s recent capacity reductions.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,
	2009	2008	Change
Revenue passengers carried	22,375,593	22,243,013	0.6%
Enplaned passengers	26,396,360	25,686,181	2.8%
Revenue passenger miles (RPMs) (000s)	19,706,579	18,822,810	4.7%
Available seat miles (ASMs) (000s)	24,771,016	26,287,035	(5.8)%
Load factor	79.6%	71.6%	8.0	pts
Average length of passenger haul (miles)	881	846	4.1%
Average aircraft stage length (miles)	640	642	(0.3)%
Trips flown	283,663	300,537	(5.6)%
Average passenger fare	$113.95	$124.38	(8.4)%
Passenger revenue yield per RPM (cents)	12.94	14.70	(12.0)%
Operating revenue yield per ASM (cents)	10.76	11.00	(2.2)%
Operating expenses per ASM (cents)	10.67	10.67	0.0%
Fuel costs per gallon, including fuel tax	$2.27	$2.73	(16.8)%
Fuel consumed, in gallons (millions)	363	382	(5.0)%
Full-time equivalent Employees at period-end*	34,806	35,538	(2.1)%
Aircraft in service at period-end**	545	538	1.3%

* Headcount is defined as "Active" fulltime equivalent Employees for both periods presented.
** Excludes any aircraft that have been removed from service and are held for sale or for return to the lessor.

	Nine months ended September 30,
	2009	2008	Change
Revenue passengers carried	64,811,451	67,741,176	(4.3)%
Enplaned passengers	75,951,788	77,945,753	(2.6)%
Revenue passenger miles (RPMs) (000s)	56,281,687	56,226,510	0.1%
Available seat miles (ASMs) (000s)	74,495,618	77,815,557	(4.3)%
Load factor	75.6%	72.3%	3.3	pts
Average length of passenger haul (miles)	868	830	4.6%
Average aircraft stage length (miles)	641	635	0.9%
Trips flown	852,371	898,759	(5.2)%
Average passenger fare	$112.76	$117.02	(3.6)%
Passenger revenue yield per RPM (cents)	12.98	14.10	(7.9)%
Operating revenue yield per ASM (cents)	10.25	10.65	(3.8)%
Operating expenses per ASM (cents)	10.13	10.16	(0.3)%
Fuel costs per gallon, including fuel tax	$2.07	$2.43	(14.8)%
Fuel consumed, in gallons (millions)	1,083	1,143	(5.2)%
Full-time equivalent Employees at period-end*	34,806	35,538	(2.1)%
Aircraft in service at period-end**	545	538	1.3%

* Headcount is defined as "Active" fulltime equivalent Employees for both periods presented.
** Excludes any aircraft that have been removed from service and are held for sale or for return to the lessor.

Material Changes in Results of Operations

Summary

During third quarter 2009, Southwest recorded a net loss of $16 million, or $.02 loss on a per share, diluted basis, versus the Company’s third quarter 2008 net loss of $120 million, or $.16 loss per share, diluted.  The majority of the year-over-year difference in financial performance was due to a difference in recorded adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price volatility.  In the third quarter of both 2008 and 2009, the Company recorded unrealized adjustments from marking to market derivatives used in the Company’s hedging program that did not qualify for special hedge accounting, and for hedge ineffectiveness, as defined in ASC Topic 815.  These adjustments, which can be significant, as well as further information on the Company’s hedging activities and accounting associated with derivative instruments, are discussed further in Note 5 to the unaudited condensed consolidated financial statements.  In third quarter 2009, the net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, totaled $39 million and were recorded in “Other (gains) losses, net.”  Primarily as a result of third quarter 2008 decreases in prices for unsettled fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, in third quarter 2008, the Company recorded $247 million in net losses, which were also included in “Other (gains) losses, net.”

Due to the significant unrealized adjustments recorded to “Other (gains) losses, net,” which is below the operating income line, the Company believes operating income provides a better indication of the Company’s financial performance in both 2009 and 2008 than does net income.  The Company’s operating income for third quarter 2009 versus third quarter 2008, both of which exclude the majority of the impact of unrealized hedging gains and losses, decreased $64 million or 74.4 percent.  The majority of this decline was due to a reduction in demand for domestic air travel as a result of the recent U.S. and global recession.  This decline in demand resulted in fewer full-fare passengers and more fare discounting, which depressed yields.  The Company experienced a 12.0 percent decrease in passenger revenue yield per revenue passenger mile (RPM) in third quarter 2009 versus third quarter 2008.  The decline occurred despite a year-over-year reduction in capacity by the Company, as well as most other airlines, in anticipation of higher energy prices and an expected drop in travel demand related to the overall domestic economic environment.  Despite the Company’s overall reduction in available seat miles (ASMs) during 2009, it continues to add flights and new markets through continual flight schedule optimization, which involves trimming unproductive and less popular flights and reallocating capacity to fund other market growth opportunities.  During the first nine months of 2009, the Company began service to Minneapolis-St. Paul (in March), New York’s LaGuardia airport (in June), and Boston’s Logan International Airport (in August).  The Company expects to begin service to Milwaukee International Airport in November 2009.  On October 21, 2009, the Company announced its intent to begin service from Northwest Florida’s new international airport near Panama City, Florida in May 2010.

The Company’s third quarter 2009 operating expenses declined 5.7 percent versus third quarter 2008, the majority of which was attributable to lower fuel prices.  For third quarter 2009, the Company’s average jet fuel cost per gallon (including related fuel taxes) decreased 16.8 percent compared to third quarter 2008, inclusive of gains and/or losses from fuel contract settlements and related ASC Topic 815 adjustments included in “Fuel and oil” expense.  Cash settlements associated with fuel hedging were a loss of $78 million in third quarter 2009 versus cash settlement gains of $448 million in third quarter 2008.  However, despite this disparity, overall fuel expense declined year-over-year primarily due to the dramatic decline in physical jet fuel prices.  During third quarter 2009, the Company also recorded $66 million (before the impact of profitsharing or taxes) in charges associated with Freedom ’09, a voluntary early out program that was accepted by 1,404 Employees.  The program was offered due to overstaffing created by the Company’s prior decision to reduce its capacity during 2009.  The Company currently expects savings in subsequent years to exceed the cost of the program.  See Note 12 to the unaudited condensed consolidated financial statements for further information.

For the nine months ended September 30, 2009, the Company had a net loss of $16 million, or $.02 loss per share, diluted, versus net income of $234 million, or $.32 per share, diluted, for the same prior year period.  As was the case in each third quarter, results for each nine-month period were impacted by adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price increases.  Therefore, the Company believes operating income provides a better indication of the Company’s financial performance in both years than does net income.  For the nine months ended September 30, 2009, the Company had operating income of $95 million versus operating income of $380 million for the first nine months of 2008.  The decline of $285 million, or 75.0 percent, primarily was attributable to a 7.9 percent decrease in operating revenues as a result of lower passenger yields, which more than offset realized savings from lower fuel prices.

In third quarter 2009, the Company received two new Boeing 737-700s, and the Company’s “active” fleet of 737s totaled 545 aircraft at September 30, 2009.  The Company has no more planned deliveries of new Boeing 737-700s scheduled during the remainder of 2009.  Overall, the Company currently expects to keep its fleet flat in 2009 and to fly approximately five to six percent fewer ASMs than it flew in 2008.  Based on current plans, the Company expects its fourth quarter 2009 ASM capacity to decrease approximately eight percent versus fourth quarter 2008.  The Company’s cautious flight schedule optimization strategy is designed to enable it to match flights with expected demand given the current economic environment.  However, the Company believes it has retained the flexibility to enable it to begin growing again once economic conditions improve.

Comparison of three months ended September 30, 2009, to three months ended September 30, 2008

Revenues

Consolidated operating revenues for third quarter 2009 decreased by $225 million, or 7.8 percent, compared to third quarter 2008, primarily due to a $217 million, or 7.8 percent, decrease in Passenger revenues.  The majority of the overall decrease in Passenger revenues was due to a 12.0 percent decrease in Passenger yield per RPM, as the percentage of full fare bookings were down versus the prior year and the Company offered more fare sales and discounted seats in response to the decline in demand for air travel amid current domestic economic conditions.  However, as a result of the Company’s fare discounting efforts and a number of recently implemented revenue initiatives, combined with a 5.8 percent reduction in ASMs, load factors increased 8.0 points to 79.6 percent in third quarter 2009, which was a record for the Company. The overall decline in operating revenues on lower capacity, led to a 2.2 percent decline in operating revenue yield per ASM (unit revenue).

The domestic airline revenue environment remains weak, especially for business travel.  However, the Company’s fare discounting has stimulated a significant amount of demand resulting in record load factors for the Company in recent months and for third quarter 2009.  This trend enabled the Company to partially offset the loss of full fare traffic versus the prior year and thus minimize the year-over-year decline in unit revenues.  In addition, the Company has recently launched a new and improved website at southwest.com, introduced EarlyBird check-in, which allows Customers to automatically get an assigned boarding position before general check-in begins, has introduced new fees for unaccompanied minors and for pets, and continues to optimize its schedule and tout its Bags Fly Free Campaign.  The Company believes these and other planned programs and processes will create substantial opportunities for future revenue growth.  Based on results thus far in October 2009 and current booking trends for the remainder of the month, month-to-date passenger unit revenues are up approximately one percent from the respective year-ago period.

Consolidated freight revenues decreased by $9 million, or 24.3 percent, primarily due to fewer shipments as a result of the recent worldwide recession.  The Company expects a comparable decrease in consolidated freight revenues for fourth quarter 2009 compared to fourth quarter 2008.  Other revenues increased 1.1 percent compared to third quarter 2008 as lower charter revenues were more than offset by revenues from recent initiatives, such as recently implemented fees for unaccompanied minors and for pets, revenue from the Company’s EarlyBird initiative, and an increase in the fee charged for Customers checking a third bag.  The Company expects Other revenues for fourth quarter 2009 to also exceed fourth quarter 2008, due to these recently implemented revenue initiatives.

Operating expenses

Consolidated operating expenses for third quarter 2009 decreased $161 million, or 5.7 percent, compared to third quarter 2008, versus a 5.8 percent decrease in capacity compared to third quarter 2008.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for third quarter 2009 and third quarter 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended September 30,		Per ASM	Percent
	2009	2008	Change	Change

Salaries, wages, and benefits	3.67	3.25	.42	12.9
Fuel and oil	3.34	4.00	(.66)	(16.5)
Maintenance materials
and repairs	.74	.72	.02	2.8
Aircraft rentals	.19	.15	.04	26.7
Landing fees and other rentals	.77	.64	.13	20.3
Depreciation	.65	.58	.07	12.1
Other operating expenses	1.31	1.33	(.02)	(1.5)
Total	10.67	10.67	-	-

Operating expenses per ASM for the three months ended September 30, 2009, were flat compared to third quarter 2008.  Higher salaries, wages, and benefits as a result of the $66 million charge recorded during third quarter 2009 related to Freedom ’09, the early retirement plan offered by the Company, combined with smaller increases in airport costs and depreciation, were effectively offset by a decline in fuel and oil expense.  See Note 12 to the unaudited condensed consolidated financial statements for more information on Freedom ’09.  The Company’s fuel cost per gallon, net of hedging, declined 16.8 percent versus third quarter 2008.  Excluding fuel and oil and the Freedom ’09 charge, the Company’s operating expense per ASM increased versus third quarter 2008 primarily due to the decline in capacity versus third quarter 2008, which has caused many of the Company’s fixed costs to be spread over a smaller quantity of ASMs.  On a dollar basis, the majority of the $161 million overall decrease in operating expenses was due to the $225 million decline in Fuel and oil expense, the majority of which was due to the lower fuel cost per gallon.  Partially offsetting this decrease was the $66 million charge associated with Freedom ‘09. Based on current cost trends and the Company’s planned fourth quarter year-over-year capacity reduction of eight percent, it expects cost pressures to continue and presently expects its fourth quarter 2009 unit costs to exceed third quarter 2009, excluding fuel and the impact of the Freedom ’09 charge.

Salaries, wages, and benefits expense per ASM for the three months ended September 30, 2009, increased 12.9 percent compared to third quarter 2008, and on a dollar basis increased $53 million.  The majority of the increase per ASM and on a dollar basis was due to $66 million in charges recorded for 1,404 Employees who accepted the Company’s early retirement option, Freedom ‘09.  See Note 12 to the unaudited condensed consolidated financial statements.  Excluding this charge, salaries, wages, and benefits were approximately flat compared to the prior year on a dollar basis, but were higher on a per-ASM basis due to higher wage rates accompanied by the capacity reduction versus the prior year.  These higher wage rates were a result of both ratified and tentative labor contract agreements with various unionized Employee workgroups and rate increases associated with promotions and increased seniority of existing Employees.  Based on current trends, the Company expects fourth quarter 2009 salaries, wages, and benefits expense per ASM to increase from third quarter 2009's, excluding the impact of the Freedom ’09 charge, due to higher wage rates associated with recently completed or tentative agreements with the Company’s labor groups, and the resulting allocation of these costs over fewer ASMs.

      The Company’s Pilots, totaling approximately 5,600 active Employees, are subject to an agreement between the Company and the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable during September 2006.  During first quarter 2009, the Company and SWAPA reached a tentative agreement on a new contract extending to 2011.  During the second quarter 2009, SWAPA membership rejected the tentative agreement and the Company restarted negotiations with SWAPA.  In the third quarter 2009, the Company and SWAPA reached a second tentative agreement on a new contract again extending to 2011.  The second tentative agreement is currently being voted upon by SWAPA membership.

Fuel and oil expense for the three months ended September 30, 2009, decreased $225 million, and on a per ASM basis decreased 16.5 percent, primarily due to lower average prices.  Excluding hedging, but including related fuel taxes in both years, the Company’s average fuel cost per gallon in third quarter 2009 was $1.89 versus $3.75 in third quarter 2008, a reduction of nearly 50 percent.  However, the Company had a worse performance from its fuel hedging program in third quarter 2009 versus the same prior year period. As a result of these positions, and overall lower physical prices for crude oil, jet fuel, and related products compared to third quarter 2008, the Company had hedging losses reflected in Fuel and oil expense totaling $130 million, while third quarter 2008 hedging gains recorded in Fuel and oil expense were $387 million. Including the effects of hedging activities, the Company’s average fuel cost per gallon in third quarter 2009 was $2.27, which was 16.8 percent lower than third quarter 2008.

As of September 30, 2009, the Company had fuel derivative instruments in place for approximately 47 percent of its expected fourth quarter 2009 jet fuel consumption on an economic basis.  In addition to these positions, the Company also had unsettled fuel derivative instruments relating to 2010 through 2013 whereby it has previously fixed some losses that will impact earnings in these future periods.  The Company’s current “economic hedge” position for fourth quarter 2009 includes these previously “fixed” fuel contracts.

As a result of previous hedges that were “undesignated” as defined in ASC Topic 815 and are now being marked-to-market along with offsetting positions the Company entered into, it has significant amounts “frozen” in AOCI that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle.  As discussed in Note 6 to the unaudited condensed consolidated financial statements, the Company has deferred losses in AOCI of $724 million, net of tax, related to fuel derivative contracts.  The estimated fair market value (as of September 30, 2009) of the Company’s net fuel derivative contracts for the remainder of 2009 through 2013 reflects a net liability of approximately $239 million, including the effect of $425 million in cash collateral that had been provided to counterparties as of September 30, 2009, which has been netted against the Company’s liability in the unaudited Condensed Consolidated Balance Sheet.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the $425 million in cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at September 30, 2009, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at September 30,
Year	at September 30, 2009	2009 (net of tax)
2009	$(50)	$(75)
2010	$(159)	$(254)
2011	$(182)	$(167)
2012	$(135)	$(117)
2013	$(138)	$(111)
Total	$(664)	$(724)

Based on forward market prices and this liability at September 30, 2009 (and precluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during each of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any ASC Topic 815 impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  Based on forward market prices as of October 14, 2009, and considering only the expected net cash payments related to hedges that will settle in fourth quarter 2009, the Company estimates its jet fuel price per gallon, including taxes, will be approximately $2.25 for fourth quarter 2009.  For 2010, the Company has net derivative contracts in place for approximately 66 percent of its estimated fuel consumption.  Assuming no changes to this current 2010 fuel derivative portfolio, and considering only the expected net cash payments related to hedges that will settle in 2010, the Company is providing a sensitivity table for 2010 jet fuel prices at different crude oil assumptions as of October 14, 2009.

Estimated difference in
Southwest estimated jet fuel
Avg crude		price per gallon, compared
oil price		to unhedged market prices,
per barrel		including taxes
$60		$.26 above market
$79	*	$.07 above market
$90		($.06) below market
$100		($.17) below market
$110		($.27) below market
$120		($.37) below market

* Based on the current actual forward crude oil curve for 2010 as of October 14, 2009

The Company has also continued its efforts to conserve fuel and, by the end of 2009, expects to complete the installation of Aviation Partners Boeing Blended Winglets on a total of 112 of its 737-300 aircraft (all 737-700 aircraft have already been equipped with winglets).  This and other fuel conservation efforts resulted in a relatively flat fuel burn rate per ASM for third quarter 2009 versus third quarter 2008, despite the significant increase in load factor.

Maintenance materials and repairs expense for the three months ended September 30, 2009 decreased $6 million on a dollar basis compared to third quarter 2008, but increased 2.8 percent on a per-ASM basis compared to third quarter 2008.  The decrease on a dollar basis primarily was due to a decline in engine expense as a result of the decrease in engine hours flown versus the prior year.  Virtually all of the Company’s engine costs are covered by third-party “power-by-the-hour” maintenance agreements in which expense is based on and recorded commensurate with engine hours flown.  The increase on a per-ASM basis primarily was associated with a larger decrease in ASMs than the decrease in expense.  The Company expects Maintenance materials and repairs per ASM for fourth quarter 2009 to be in the .75 cents per ASM range, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended September 30, 2009, increased 26.7 percent compared to third quarter 2008, and, on a dollar basis, increased $9 million.  Both of these increases primarily were due to the Company’s recent sale and leaseback transactions involving a total of 16 Boeing 737-700 aircraft over the past twelve months.  As a result of these transactions, the Company expects aircraft rentals per ASM in fourth quarter 2009 to increase slightly from third quarter 2009’s .19 cents.

Landing fees and other rentals for the three months ended September 30, 2009, increased $25 million on a dollar basis, and increased 20.3 percent on a per ASM basis compared to third quarter 2008.  The majority of these increases were due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports were due to the fact that other airlines reduced capacity at a faster pace than the Company’s 5.8 percent reduction, resulting in the Company incurring a higher percentage of total airport-related costs.  As a consequence, the Company currently also expects Landing fees and other rentals per ASM in fourth quarter 2009 to be higher than the .77 cents per ASM recorded in third quarter 2009, primarily due to these higher rates.

Depreciation expense for the three months ended September 30, 2009, increased by $10 million on a dollar basis compared to third quarter 2008, and increased 12.1 percent on a per-ASM basis.  Both of these increases primarily were due to higher owned aircraft depreciation expense, primarily due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired over the next two years, based on current and expected future market conditions for used aircraft. This increase was partially offset by the Company’s execution of sale and leasebacks of 16 Boeing 737-700 aircraft over the past twelve months.  For fourth quarter 2009, the Company expects Depreciation expense per ASM to increase slightly from third quarter 2009’s .65 cents.

Other operating expenses per ASM for the three months ended September 30, 2009, were flat compared to third quarter 2008, and on a dollar basis, decreased $27 million.  On a dollar basis, the decrease was related to a decline in sales tax expense as a result of refunds of prior period overpayments.  For fourth quarter 2009, the Company currently expects Other operating expenses per ASM to be higher than fourth quarter 2008’s 1.35 cents due to higher expected advertising expense.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on August 31, 2010.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense for the three months ended September 30, 2009, increased $13 million, or 37.1 percent, compared to third quarter 2008, primarily due to the Company’s borrowing under its December 2008 issuance of $400 million of secured notes, its borrowing under its $332 million term loan in May 2009, and its July 2009 $124 million borrowing under a term loan agreement.  As a result of these transactions, the Company also expects higher year-over-year interest expense for fourth quarter 2009.  See Note 9 to the unaudited condensed consolidated financial statements.

Capitalized interest for the three months ended September 30, 2009, decreased $1 million, or 16.7 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

        Interest income for the three months ended September 30, 2009, decreased by $4 million, or 57.1 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.  In third quarter 2008, the Company’s cash and cash equivalents and short-term investments included a significant amount of collateral deposits received from a counterparty of the Company’s fuel derivative instruments.  Although these amounts were not restricted in any way, the Company was required to remit the investment earnings from these amounts back to the counterparty.  See Item 3 of Part I for further information on collateral deposits and Note 5 to the unaudited condensed consolidated financial statements for further information on fuel derivative instruments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and ASC Topic 815.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
(In millions)	2009	2008

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$11	$202
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(49)	36
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(1)	9
Premium cost of fuel contracts included in Other (gains) losses, net	35	20
Other	6	2
	$2	$269

Based on the Company’s current fuel derivative contracts position, for the expense related to amounts excluded from the Company's measurements of hedge effectiveness (i.e., the premium cost of option and collar derivative contracts), the Company expects expense of approximately $45 million relating to these items in fourth quarter 2009.

The Company’s effective tax rate was 20.7 percent in third quarter 2009 compared to 41.5 percent in third quarter 2008.  The lower rate in third quarter 2009 primarily was due to the near break even financial results recorded by the Company on a year-to-date basis, and the related impact that permanent tax differences have on the Company’s full year 2009 financial projections.  The Company currently projects a full year 2009 tax rate of 22.4 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2009, to nine months ended September 30, 2008

Revenues

Consolidated operating revenues decreased by $651 million, or 7.9 percent, primarily due to a $619 million, or 7.8 percent, decrease in Passenger revenues.  Nearly the entire decline in Passenger revenues was due to a 7.9 percent decrease in Passenger yield per Revenue Passenger Mile (RPM yield), as full fare bookings were down versus the prior year and the Company increased the amount of fare discounting and fare sales in response to the decline in demand for air travel amid current domestic economic conditions.  The impact on Passenger revenues of the 4.3 percent reduction in ASMs versus the prior year was mostly offset by the 3.3 point increase in load factor.  The overall decline in operating revenues combined with the lower capacity led to a 3.8 percent decline in operating revenue yield per ASM (unit revenue).

Compared to the first nine months of 2008, consolidated freight revenues for the first nine months of 2009 decreased by $21 million, or 19.4 percent, primarily due to fewer shipments as a result of the recent worldwide recession.  Other revenues decreased by $11 million, or 4.3 percent, compared to the first nine months of 2008.  The majority of the decrease was due to lower charter revenues.  Charter revenues for the nine months ended September 30, 2008, were unusually high due to bankruptcies and discontinuation of service by some of the Company’s competitors.

Operating expenses

Consolidated operating expenses for the first nine months of 2009 decreased $366 million, or 4.6 percent, compared to the same 2008 period, versus a 4.3 percent decrease in capacity compared to the first nine months of the prior year.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are typically driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for the nine months ended September 30, 2009 and 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Nine months ended September 30,		Per ASM	Percent
	2009	2008	Change	Change

Salaries, wages, and benefits	3.50	3.21	.29	9.0
Fuel and oil	3.02	3.59	(.57)	(15.9)
Maintenance materials
and repairs	.75	.67	.08	11.9
Aircraft rentals	.19	.15	.04	26.7
Landing fees and other rentals	.72	.64	.08	12.5
Depreciation	.62	.57	.05	8.8
Other operating expenses	1.33	1.33	-	-

Total	10.13	10.16	(.03)	(.3)

Operating expenses per ASM for the nine months ended September 30, 2009, were 10.13 cents, slightly lower compared to 10.16 cents for first nine months of 2008.  This decrease primarily was due to a decline in fuel costs, which was mostly offset by higher wages, as a result of higher wage rates, and charges associated with Freedom ’09.  In addition, the decline in capacity versus the first nine months of 2008 has caused the Company’s fixed costs to be spread over a smaller quantity of ASMs.  On a dollar basis, the majority of the $366 million overall decrease was due to a $545 million decline in Fuel and oil expense, which was partially offset by the $66 million in charges associated with Freedom ‘09.  In excess of 75 percent of the dollar decrease in Fuel and oil expense was due to a lower fuel cost per gallon and the remainder was due to the reduction in fuel consumption.  The decline in Fuel and oil expense was partially offset by increases in Salaries, wages, and benefits, Maintenance materials and repairs expense, and Landing fees and other rentals.

Salaries, wages, and benefits expense per ASM for the nine months ended September 30, 2009, increased 9.0 percent compared to the first nine months of 2008, and on a dollar basis increased $113 million. On a dollar basis, nearly 40 percent of the increase was due to wage rate increases as a result of both ratified and tentative labor contract negotiations with various unionized Employee workgroups and rate increases associated with promotions and increased seniority of existing Employees, and approximately 35 percent of the increase was from the $66 million Freedom ’09 charge.  See Note 12 to the unaudited condensed consolidated financial statements for more information on Freedom ’09.     On a per-ASM basis, over 55 percent of the increase was due to wage rate increases, and approximately 23 percent of the increase was from the $66 million Freedom ’09 charge.  Both the increases on a dollar basis and a per-ASM basis were partially offset by a $55 million, or 81.7 percent, decrease in profitsharing expense versus the first nine months of 2008.  The Company’s profitsharing accruals are based on year-to-date income before taxes, primarily excluding unrealized gains and losses from fuel derivative contracts; therefore, profitsharing expense for the nine months ended September 30, 2009, was $12 million, versus $68 million in the same prior year period.

Fuel and oil expense for the nine months ended September 30, 2009, decreased $545 million, and on a per ASM basis decreased 15.9 percent, primarily due to lower average prices.  Excluding hedging, but including related fuel taxes in both years, the Company’s average fuel cost per gallon in the first nine months of 2009 was $1.71 versus $3.44 in the first nine months of 2008.  Primarily as a result of a difference in the fuel derivative portfolio held by the Company in 2009 versus 2008, and overall lower physical prices for crude oil, jet fuel, and related products compared to the first nine months of 2008, the Company had hedging losses reflected in Fuel and oil expense totaling $395 million (of which $203 million was cash settlements paid to counterparties and $192 million was unrealized losses associated with derivative contracts settling in the first nine months of 2009), while hedging gains recorded in Fuel and oil expense for the first nine months of 2008 were $1.1 billion. Including the effects of hedging activities, the Company’s average fuel cost per gallon in the first nine months of 2009 was $2.07, which was 14.8 percent lower than the first nine months of 2008.  The Company’s fuel conservation efforts resulted in an approximate 1.0 percent decrease in the Company’s fuel burn rate per ASM for the first nine months of 2009 versus the first nine months of 2008.

Maintenance materials and repairs expense for the nine months ended September 30, 2009, increased $34 million, or 6.5 percent, on a dollar basis compared to the first nine months of 2008, and increased 11.9 percent on a per-ASM basis compared to the first nine months of 2008.  On both a dollar and a per-ASM basis, the increases compared to the first nine months of 2008 were due to higher engine costs related to the Company’s 737-700 aircraft.  For the first six months of 2008, these aircraft engines had been subject to an agreement in which repairs were performed on a time and materials basis, and there were relatively few repair events for these engines during that period.  This was due to the fact that the 737-700 is the newest aircraft type in the Company’s fleet, and there were not yet a significant number of engines on these aircraft that were due for their first major overhaul.  In late June 2008, the Company transitioned to a new engine repair agreement for these aircraft and since the risk for contractually covered engine repairs has effectively been transferred to a third party, expense is now based on and recorded commensurate with engine hours flown.  The expense for 737-700 engines recognized in the first nine months of 2009 associated with the current agreement significantly exceeded the expense recognized in the first nine months of 2008, when the majority of repairs had been accounted for on a time and materials basis.

       Aircraft rentals per ASM for the nine months ended September 30, 2009, increased 26.7 percent compared to the first nine months of 2008, and, on a dollar basis, increased $25 million.  Both of these increases primarily were due to the Company’s sale and leaseback transactions involving a total of 16 Boeing 737-700 aircraft over the past twelve months.

Landing fees and other rentals for the nine months ended September 30, 2009, increased $40 million on a dollar basis, and on a per ASM basis was 12.5 percent higher than the first nine months of 2008.  The majority of the increases on both a dollar and a per ASM basis were due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  A portion of these higher rates charged by airports was due to the fact that other airlines reduced capacity at a faster pace than the Company, resulting in the Company incurring a higher percentage of total airport-related costs.

Depreciation expense for the nine months ended September 30, 2009, increased by $17 million on a dollar basis compared to the first nine months of 2008, and increased 8.8 percent on a per-ASM basis.  The increase on a dollar basis primarily was due to the Company’s net addition of seven Boeing 737s to its fleet over the past twelve months.  This included the purchase of 13 new 737-700s from Boeing, net of four 737-300s returned from lease and two owned 737-300 aircraft retired from service.  In addition, the Company executed sale and leasebacks of 16 737-700 aircraft over the past twelve months.  The increase on a per-ASM basis primarily was due to the increase in the Company’s fleet size combined with a decrease in ASMs as a result of the Company’s decision to reduce capacity given current economic conditions.

Other operating expenses per ASM for the nine months ended September 30, 2009, were flat compared to the first nine months of 2008, but on a dollar basis decreased $50 million.  On a dollar basis, approximately $13 million of this decline was related to a decline in bad debts related to revenues from credit card sales, and $10 million of the decline was due to a 2008 accrual of a proposed fine by the F.A.A. related to an incident concerning the Company’s alleged non-compliance with an airworthiness directive.

Other

Interest expense for the nine months ended September 30, 2009, increased $45 million, or 47.4 percent, compared to the first nine months of 2008, primarily due to new debt issuances, including the Company’s borrowing under its $600 million term loan in May 2008, its December 2008 issuance of $400 million of secured notes, the Company’s borrowing under its $332 million term loan in May 2009, and its July 2009 $124 million borrowing under a term loan agreement.

Capitalized interest for the nine months ended September 30, 2009, decreased $4 million, or 20.0 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the nine months ended September 30, 2009, decreased by $7 million, or 38.9 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities and ASC Topic 815.  The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(In millions)	2009	2008

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(21)	$(110)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(61)	53
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(30)	(34)
Premium cost of fuel contracts included in Other (gains) losses, net	104	47
Other	10	6
	$2	$(38)

The Company’s effective tax rate was 21.2 percent in the first nine months of 2009 compared to 35.1 percent in the first nine months of 2008.  The lower rate in the first nine months of 2009 primarily was due to the Company’s lower expected financial results for 2009 and the related impact that permanent tax differences have on these financial projections.

Liquidity and Capital Resources

Net cash provided by operating activities was $72 million for the three months ended September 30, 2009, compared to $2.3 billion used in operating activities in the same prior year period.  For the nine months ended September 30, 2009, net cash provided by operations was $493 million compared to $1.0 billion for the same prior year period.  The operating cash flows for the first nine months of 2008 were largely impacted by fluctuations in counterparty deposits held and associated with the Company’s fuel hedging program.  There was a net increase in counterparty deposits of $495 million for the nine months ended September 30, 2008, versus a decrease (outflow) of $185 million during the nine months ended September 30, 2009.  Counterparty deposits are netted against the fair value of the fuel derivative instruments to which they relate in the unaudited Condensed Consolidated Balance Sheet—see Note 5 to the unaudited condensed consolidated financial statements.  The fluctuations in these deposits in both years have been due to large changes in the fair value of the Company’s fuel derivatives portfolio.  See also Item 3 of Part I for further information.  Cash flows from operating activities for both years were also impacted by changes in Air traffic liability as well as noncash depreciation and amortization expense.  For the nine months ended September 30, 2009, there was a $251 million increase in Air traffic liability, as a result of bookings for future travel, as well as a $462 million increase in operating cash flow associated with depreciation and amortization expense.  This compared to the prior year’s $344 million increase in Air traffic liability and the $445 million increase associated with depreciation and amortization expense.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended September 30, 2009, totaled $297 million compared to $46 million used in investing activities in the same prior year period.  For the nine months ended September 30, 2009, net cash used in investing activities was $1.3 billion compared to $1.4 billion used in investing activities for the same 2008 period.  Investing activities for the first nine months of both years consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the nine months ended September 30, 2009, the Company’s short-term and noncurrent investments increased by a net $842 million, versus a net increase of $671 million during the same prior year period.

Net cash provided by financing activities during the three months ended September 30, 2009, was $181 million compared to $59 million provided by financing activities for the same period in 2008.  For the nine months ended September 30, 2009, net cash provided by financing activities was $353 million versus $589 million provided by financing activities for the same 2008 period.  During the nine months ended September 30, 2009, the Company raised $381 million from the sale and leaseback of eleven 737-700 aircraft, borrowed $332 million under a term loan agreement, and borrowed $124 million under a secured term loan arrangement.  See Notes 9 and 12 to the unaudited condensed consolidated financial statements for further information.  Also, during the nine months ended September 30, 2009, the Company repaid the $400 million it had borrowed during 2008 under its revolving credit agreement.  During the nine months ended September 30, 2008, the Company borrowed $600 million under a term loan agreement entered into during May 2008, and received $113 million from Employees’ exercise of stock options.  The Company also repurchased $54 million of its Common Stock during the first quarter of 2008, representing a total of 4.4 million shares.

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

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first nine months of 2009, the Company purchased 13 new 737-700 aircraft from Boeing; however, the Company does not have any further scheduled new aircraft deliveries from Boeing for the remainder of 2009.  The Company also retired five of its older 737-300 aircraft from service (three leased and two owned) during the first nine months of 2009, and completed the sale and leaseback of eleven of its previously owned 737-700 aircraft during the first nine months of the year. However, these retirement and sale and leaseback transactions had no impact on the Company’s future aircraft commitments with Boeing.  For 2009, the Company currently expects to keep its active fleet flat with 2008.  For 2010, the Company is currently planning to keep its capacity and fleet roughly flat with 2009.  However, the Company has flexibility with its retirement schedule and other alternatives that provide the ability to adjust 2010 plans as needed.  As of October 15, 2009, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
				Purchase
	Firm	Options		Rights	Total

2009	13	-		-	13
2010	10	-		-	10
2011	10	10	*	-	20
2012	13	10		-	23
2013	19	4		-	23
2014	13	7		-	20
2015	14	3		-	17
2016	12	11		-	23
2017	-	17		-	17
Through 2018	-	-		54	54
Total	104	62		54	220

* On October 16, 2009, the Company declined to exercise two of these options, resulting in a total of eight options remaining as of that date.

The following table details information on the 545 aircraft in the Company’s fleet that were in service as of September 30, 2009:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	18.0	180	110	70
-500	122	18.4	25	16	9
-700	137	5.8	340	320	20
TOTALS		10.4	545	446	99

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.2 billion, subject to adjustments for inflation, due as follows: $39 million remaining in 2009, $344 million in 2010, $450 million in 2011, $571 million in 2012, $634 million in 2013, $508 million in 2014, and $693 million thereafter.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at September 30, 2009, of $2.3 billion, internally generated funds, and its $600 million revolving credit facility that expires in October 2012 (see Note 9 to the unaudited condensed consolidated financial statements).  As of September 30, 2009, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

On October 14, 2009, Standard & Poors (S&P) downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on lower demand and higher fuel prices that have negatively affected its cash flows.  S&P also maintained a negative outlook on the Company, reflecting concerns regarding the timing and strength of a recovery in earnings, which could delay an improvement in the Company’s financial profile.

      On July 22, 2009, Moody’s downgraded the Company's senior unsecured debt rating from "Baa1" to "Baa3" and also lowered the ratings of the Company’s  Pass-through and Enhanced Equipment Trust Certificates (“PTC” and “EETC”).  The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airline sector.  The downgrade of the Company’s ratings on its PTCs and EETCs reflects the reduction in the Company’s underlying credit quality, and with respect to the PTCs the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions.  Also, on July 23, 2009, Fitch downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on the ongoing impact of the recession and the collapse in full-fare passenger demand on the Company’s cash flow generation power and leverage at a time when jet fuel prices remain volatile and unpredictable.  While the Company's credit rating remains "investment grade," these lower ratings will likely result in a slight increase in its borrowing costs on a prospective basis.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during late 2009, with completion scheduled for October 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Although several aspects of the project have not yet been agreed upon or finalized, the PDA contemplates that, at the Company’s request, the Love Field Airport Modernization Corporation (or LFAMC, a “local government corporation” under Texas law formed by the City of Dallas) would issue tax-exempt industrial revenue bonds (LFMP Bonds), the proceeds of which would be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for up to $75 million in early LFMP expenditures made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council).  The PDA provides for flexibility regarding the funding of the LFMP, and the parties to the PDA are not locked in to the aforementioned preliminary funding plan. Repayment of the bonds would be made through recurring ground rents, fees, and other revenues collected by the Airport.

Prior to any issuance of the LFMP Bonds by the LFAMC, the PDA further contemplates that the Company would enter into two separate funding agreements:  (1) a “Facilities Agreement” pursuant to which the Company would be obligated to guarantee payment of the debt service on up to $520 million in principal amount of the LFMP Bonds (Facilities Payments), less other sources of funds the City of Dallas may apply to the repayment of the LFMP Bonds (including but not limited to Passenger Facility Charges collected from passengers originating from the Airport); and (2) a “Revenue Credit Agreement” pursuant to which the City of Dallas would transfer to the Company monies necessary for the Company to make the ongoing Facilities Payments.

A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement are expected to originate from the “Use and Lease Agreement” that has been executed between the City of Dallas and the Company (a 20-year agreement providing for, among other things, the Company’s lease of space from the City of Dallas).  The remainder of such monies are expected to originate from (1) use and lease agreements with other airlines, (2) various concession agreements, and (3) other airport miscellaneous revenues.

The Use and Lease Agreement establishes a fund in which the City of Dallas sets aside lease revenues and other Airport revenues that will ultimately be used to pay the Company per the terms of the Revenue Credit Agreement (in consideration for the Company’s payment of Facilities Payments under the Facilities Agreement).  The Company’s liquidity could be impacted by the LFMP to the extent there is a timing difference between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently anticipate a significant timing difference between these items.  The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position.

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

Fair value measurements

As discussed in Note 11 to the unaudited condensed consolidated financial statements, the Company uses the provisions of ASC Topic 820 in determining the fair value of certain assets and liabilities.  As defined in ASC Topic 820, the Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $192 million, a portion of its fuel derivative contracts, which totaled a net liability of $149 million, and $8 million in other investments, at September 30, 2009.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At September 30, 2009, approximately $109 million of these instruments are classified as available for sale securities and $83 million are classified as trading securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1 under ASC Topic 820.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2009.  In addition, the Company recently performed a valuation of its auction rate security instruments and considered these valuations in determining estimated fair values of other similar instruments within its portfolio.  The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.  These securities were also compared, when possible, to other securities not owned by the Company, but with similar characteristics.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to “Accumulated other comprehensive income (loss).”  Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary.  These conclusions will also continue to be evaluated and challenged in subsequent periods.  The Company currently believes that this temporary decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.  In addition, for the $109 million in instruments classified as available for sale, these auction rate securities represented less than five percent of the Company’s total cash, cash equivalent, and investment balance at September 30, 2009.  Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  For the $83 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  Part of this agreement also contains a line of credit in which the Company can borrow up to $83 million as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty.  The Company had borrowed the full $83 million available under this provision as of September 30, 2009.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $260 million of these instruments at par value, in addition to the $83 million subject to the agreement to be sold at par in June 2010.  The Company is also in discussions with other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

The Company determines the value of fuel derivative option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.  Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily volatility), as defined in ASC Topic 820, the Company has categorized these option contracts as Level 3.

As discussed in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of ASC Topic 815.  Any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within AOCI until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or that do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net,” in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceed certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Forward-looking statements

Some statements in this Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, Southwest’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  related to the Company’s (i)  plans, strategies, and expectations for growth; (ii) revenue and cost-cutting initiatives and related financial expectations; (iii) projected results of operations; (iv) expectations regarding liquidity, including anticipated needs for, and sources of, funds; (v) plans and expectations for managing risk associated with changing jet fuel prices; and (vi) expectations and intentions relating to outstanding litigation.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	the price and availability of aircraft fuel and the impact of hedge accounting and any changes to the Company’s strategies for addressing fuel price volatility;
(ii)	continued economic uncertainty, which could continue to impact the demand for air travel and the Company’s ability to adjust fares;
(iii)	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
(iv)	competitor capacity decisions;
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

(vii)
the Company’s ability to timely and effectively prioritize its initiatives and its related ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(viii)	the impact of technological initiatives on the Company’s technology infrastructure, including its point of sale, ticketing, revenue accounting, payroll and financial reporting areas;
(ix)	the results of labor negotiations;
(x)	the impact of aircraft industry incidents and the economy on the future availability and cost of insurance;
(xi)	the Company’s dependence on third party arrangements to assist with implementation of certain of its initiatives;
(xii)
the impact of governmental regulations and inquiries on the Company’s operating costs, as well as its operations generally, and the impact of developments affecting the Company’s outstanding litigation; and

(xiii)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At September 30, 2009, the estimated gross fair value of outstanding contracts was a liability of $664 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2009, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At September 30, 2009, the Company had provided $425 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to counterparties, but did not hold any cash collateral deposits from any of its counterparties as of that date.  These collateral deposits are netted against the fair value of the Company’s noncurrent derivative contracts in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  Due to changes in the market value of its fuel derivative portfolio, the Company’s cash collateral provided to counterparties was $310 million as of October 20, 2009.

Due to the terms of the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it does not have significant exposure to future cash collateral requirements.  As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from market prices as of September 30, 2009, given the Company’s current fuel hedge portfolio and its investment grade credit rating, it would have to provide an additional $155 million in cash collateral to its current counterparties.

On October 14, 2009, Standard & Poors (S&P) downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on lower demand and higher fuel prices that have negatively affected its cash flows.  S&P also maintained a negative outlook on the Company, reflecting concerns regarding the timing and strength of a recovery in earnings, which could delay an improvement in the Company’s financial profile.

On July 22, 2009, Moody’s downgraded the Company's senior unsecured debt rating from "Baa1" to "Baa3" and also lowered the ratings of the Company’s PTCs and EETCs.  The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airline sector.  The downgrade of the Company’s ratings on its PTCs and EETCs reflects the reduction in the Company’s underlying credit quality, and with respect to the PTCs the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions.  Also, on July 23, 2009, Fitch downgraded the Company's senior unsecured debt rating from "BBB+" to "BBB," based on the ongoing impact of the recession and the collapse in full-fare passenger demand on the Company’s cash flow generation power and leverage at a time when jet fuel prices remain volatile and unpredictable.  While the Company's credit rating remains "investment grade," these lower ratings will likely result in a slight increase in its borrowing costs on a prospective basis.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based on this evaluation and the existence of a material weakness in the Company’s internal control over financial reporting (discussed below) that gave rise to a restatement of the Company’s financial statements for the three and six months ended June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Form 10-Q/A filed with the SEC on October 22, 2009, on October 14, 2009, the Company determined that its financial statements for the three and six months ended June 30, 2009, contained an error with respect to one rule within ASC Topic 815 and that this error arose from a material weakness in the Company's internal control over financial reporting.  Specifically, to facilitate the implementation of new hedge accounting software, in April 2009, existing hedging instruments were de-designated and re-designated as new hedges. Included in the re-designation, however, were certain derivative instruments that were in a net written option position that did not qualify as hedges according to paragraph 94 of ASC Subtopic 815-20-25.  Therefore, the Company has determined that it did not maintain effective controls to ensure the proper application of paragraph 94 of ASC Subtopic 815-20-25.  In response, the Company intends to implement the following changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act):
•	Enhanced education of the Company’s financial reporting staff on paragraph 94 of ASC Subtopic 815-20-25;

•	Incorporation of expanded explicit instructions and guidance into the Company’s future hedge documentation regarding the types of instruments that cannot qualify for special hedge accounting;

•	Additional periodic recurrent training of the Company’s financial reporting staff by external ASC Topic 815 experts; and

•
Revision of the Company’s fuel hedging policy to require that any change to the Company’s methodologies for recording hedge-related accounting transactions be pre-approved by the Company’s Chief Financial Officer.

During third quarter 2009, the Company implemented a new passenger revenue accounting system which resulted in a material change in a component of the Company's internal control over financial reporting.   Pre-implementation testing was conducted by management to ensure that internal controls surrounding the implementation process and the application itself were properly designed to prevent material financial statement errors.   The Company's management has determined that the internal controls and procedures related to the financial reporting of ticket sales, exchanges, refunds, and revenue recognition in the new system are effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft.  The Company believes that the class action lawsuits are without merit and intends to vigorously defend itself.  Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company.  In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant.  The derivative action claims breach of fiduciary duty and seeks recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action.  A Special Committee appointed by the Independent Directors of the Company has been evaluating the Shareholder demands.  The parties have submitted to the court a proposed settlement that has been preliminarily approved by the court.

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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among
Southwest Airlines Co., The Banks Party thereto, Citibank, N.A., as Syndication
Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank
USA and Morgan Stanley Bank, N.A., as Documentation Agents and JPMorgan Chase
Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to Southwest's Current Report on Form 8-K dated
September 29, 2009 (File No. 1-7259)).
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
Articles of Incorporation of Southwest (incorporated by
reference to Exhibit 3.1 to Southwest’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of Southwest, effective January 15,
2009 (incorporated by reference to Exhibit 3.1 to Southwest’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).
10.1	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among
Southwest Airlines Co., The Banks Party thereto, Citibank, N.A., as Syndication
Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank
USA and Morgan Stanley Bank, N.A., as Documentation Agents and JPMorgan Chase
Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to Southwest's Current Report on Form 8-K dated
September 29, 2009 (File No. 1-7259)).
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