Form 10-K
period 2009-12-31
SOUTHWEST AIRLINES CO
filed 2010-01-29
CIK 92380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 1-7259

Southwest Airlines Co.

(Exact name of registrant as specified in its charter)

Texas	74-1563240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 36611 Dallas, Texas	75235-1611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 792-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,984,514,100 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on January 26, 2010: 743,267,585 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 19, 2010, are incorporated into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business

Company Overview

Southwest Airlines Co. (the “Company”) is a major passenger airline that provides scheduled air transportation in the United States. The Company commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. The Company ended 2009 with 537 active Boeing 737 aircraft serving 68 cities in 35 states throughout the United States, and, despite what has been reported to be one of the worst years in aviation history from an economic standpoint, the Company began service during 2009 to four new airports: Minneapolis-St. Paul (in March), New York’s LaGuardia Airport (in June), Boston’s Logan International Airport (in August), and Milwaukee International Airport (in November). The Company also announced its intent to begin service from Northwest Florida Beaches International Airport near Panama City, Florida in May 2010. Based on the most recent data available from the U.S. Department of Transportation, as of June 30, 2009, the Company was the largest air carrier in the United States, as measured by the number of originating passengers boarded.

The Company principally provides point-to-point, rather than hub-and-spoke, service. This allows the Company to maximize the use of key assets, including aircraft, gates, and Employees, and also facilitates the Company’s ability to provide its markets with frequent, conveniently timed flights and low fares. The Company’s point-to-point service is discussed in more detail below under “Company Operations — General.”

The Company has predominantly served short-haul routes with high frequencies. Over recent years, the Company has complemented this service with medium to long-haul routes, including transcontinental service.

Industry

A difficult U.S. economic environment continued to negatively impact the airline industry during 2009. This reduced business demand, as companies tightened corporate travel policies, resulting in a decline in business travel and a decrease in the percentage of full-fare purchases. This also resulted in a decrease in discretionary spending by leisure travelers. As a result, many airlines, including the Company, responded with capacity cuts and fare discounting.

Fuel prices also continued to impact the industry. Although fuel prices were lower overall than in 2008, prices remained much higher than long-term historical averages.

Company Operations

General

The Company principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines (often referred to as “legacy airlines”), in order to minimize connections, delays, and total trip time. Point-to-point service allows for more direct non-stop routing than hub-and-spoke service because the hub-and-spoke system concentrates most of an airline’s operations at a limited number of hub cities and serves most other destinations in the system by providing one-stop or connecting service through the hub. Approximately 76 percent of the Company’s Customers flew non-stop during 2009, and the Company’s average aircraft trip stage length in 2009 was 639 miles with an average duration of approximately 1.8 hours. Approximately 78 percent of the Company’s Customers flew non-stop during 2008, and the Company’s average aircraft trip stage length in 2008 was 636 miles with an average duration of approximately 1.8 hours.

The Company’s point-to-point service also enables it to provide its markets with frequent, conveniently timed flights. Examples of markets offering frequent daily flights are: Dallas Love Field to Houston Hobby, 27 weekday roundtrips; Phoenix to Las Vegas, 15 weekday roundtrips; and Los Angeles International to Oakland,

16 weekday roundtrips. The Company complements these high-frequency short-haul routes with long-haul, nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, and San Diego and Baltimore. As of December 31, 2009, the Company served 437 non-stop city pairs.

The Company operates with a low cost structure that is designed to allow it to charge low fares. Adjusted for stage length, the Company has lower unit costs, on average, than most major carriers. The Company’s low cost structure is facilitated by the Company’s reliance upon a single aircraft type, its operationally efficient point-to-point route structure, and its highly productive Employees. The Company’s use of a single aircraft type, the Boeing 737, enables it to simplify scheduling, maintenance, flight operations, and training activities. The Company’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports. These conveniently located airports are typically less congested than other airlines’ hub airports, which enables the Company to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn reduces the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft) and a strong on-time performance record.

Fuel Impact

For the fifth consecutive year, Fuel and oil expense represented the Company’s largest or second largest cost. The table below shows the Company’s average cost of jet fuel and oil over the past five years and during each quarter of 2009:

Year	Cost* (Millions)	Average Cost Per Gallon*	Percent of Operating Expenses*
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
First Quarter 2009	$698	$1.99	29.0%
Second Quarter 2009	$726	$1.95	29.1%
Third Quarter 2009	$826	$2.27	31.2%
Fourth Quarter 2009	$794	$2.29	31.2%

*	The Company reclassified fuel sales and excise taxes for the years 2005 through 2007 from “Other operating expenses” to “Fuel and oil expense” in order to conform to the presentation for 2008 and 2009. Average fuel cost per gallon figures, as well as the percent of operating expenses, have also been recalculated based on the reclassified information.

The Company has historically entered into fuel derivative contracts to protect against rising fuel costs; however, as a result of a significant decline in fuel prices at the end of 2008, the Company significantly reduced its net fuel hedge position in place for 2009 through 2013. During 2009, the Company began to rebuild its fuel hedge portfolio, when lower market prices presented an opportunity to economically layer back in some protection in the event of a significant surge in market prices. The Company continues to actively manage its fuel hedge portfolio. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2009 Operating Strategies and Initiatives

During 2009, the Company responded to economic conditions and the resulting industry revenue decline with a significant amount of change. As discussed further below, the Company’s actions included initiatives designed to increase unit revenues and to reduce capital spending and operating costs. The Company also continued its efforts to implement longer-term strategies and initiatives to enhance Customer Service and improve future revenues.

Network Optimization

During 2009, the Company continued to aggressively evaluate and optimize its network through continual adjustments to its flight schedule, and, for only the second time in the Company’s history, it reduced capacity year-over-year on a net basis. Although the Company reduced overall available seat miles, the schedule optimization process better matched the Company’s flights with expected demand during a period of difficult economic and industry conditions. By reducing certain unprofitable flights in its system, the Company was able to redeploy capacity to new and more productive markets.

Low Fare Commitment; Aggressive Promotion of Low Fare Brand

The Company employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company generally offers substantially lower walkup fares on its short and medium haul flights. During 2009, the Company enhanced its revenue management structure and techniques to allow it to offer an increased variety of low fare options in response to the economy’s negative effect on demand.

The Company bundles fares into three major categories: “Wanna Get Away®,” “Anytime™,” and “Business Select™,” with the goal of making it easier for Customers to choose the fare they prefer. “Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are also non-refundable, but may be applied to future travel on Southwest Airlines. “Anytime” fares are refundable and changeable and may also be applied toward future travel on Southwest Airlines. “Business Select” fares are also refundable and changeable, but include additional perks such as priority boarding, bonus frequent flyer credit, priority security access in select airports, and one complimentary adult beverage (for Customers of legal drinking age). The Company’s “Business Select” program contributed approximately $72 million in revenues during 2009.

During 2009, the Company continued to aggressively underscore and promote its low fare brand with marketing campaigns designed to address the difficult economy head-on and promote the points of differentiation between the Company and its competitors. In June, the Company introduced its “Grab Your Bag. It’s On™” campaign in order to connect with its Customers in a positive way during difficult economic times. The campaign encouraged Customers to move forward and take control of their business with the help of the Company’s low fare advantage and “can do” attitude. In the fall, the Company launched its “Bags Fly Free™” campaign to publicize the differences between the Company and its competitors, virtually all of which charge additional fees for items such as first or second checked bags, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations. The “Bags Fly Free” campaign educates consumers about the potential impact of bag fees on the consumer’s total trip cost when flying on other airlines, which can be a particularly unwelcome surprise during difficult economic times. The Company also promoted targeted fare sales, which stimulated demand and resulted in Company-record load factors in every month from July through December 2009.

Revenue Enhancement Initiatives

During 2009, the Company implemented various programs and processes to boost near-term revenues and create additional opportunities for revenue growth.

Enhancements to Southwest.com. In March, the Company launched a new and improved southwest.com website, which has provided access to additional southwest.com products and services and is also intended to lay the foundation for future revenue-generating opportunities. The enhanced website allows Customers who access southwest.com from their web-enabled mobile or handheld devices to book flights, check flight status, view flight schedules, and login to their frequent flyer account from their mobile devices. 77 percent of the Company’s Customers already book directly online, and, for the year ended December 31, 2009, nearly 77 percent of the Company’s Passenger revenues came through its website (including SWABiz revenues), which has become a vital part of the Company’ distribution strategy. In addition, for the year ended December 31, 2009, more than 94 percent of the Company’s Customers chose the Company’s E-ticket travel option, which eliminates the need to print and process a paper ticket.

In March, the Company launched a new Travel Guide on southwest.com, which provides a variety of benefits to assist Customers in making travel plans. Travel Guide users can share their own travel experiences and view ratings, reviews, photos, and videos posted by fellow travelers of destinations, hotels, restaurants, and activities they recommend. Customers can create their own Travel Guide profile and search for information on their favorite vacation spots by desired destination, activity, or theme. Each destination page features a city bio, a seven-day weather forecast, information on local hotels, shopping, nightlife and restaurants, airport information, and driving directions to local attractions. According to independent sources, southwest.com is already one of the most visited travel websites in the world.

Ancillary Services and Fees. In June, the Company introduced charges for non-routine ancillary activities. The Company began allowing Customers to bring small cats and dogs into the aircraft cabin for a $75 one-way fare. The Company also implemented a $25 each way service charge for Customers who travel as an unaccompanied minor to address the costs to the Company related to the administrative work and extra care necessary to safely transport these Customers. The Company also increased its already existing service charge to check a third or overweight bag by $25.

EarlyBird Check-in™. In September, the Company introduced “EarlyBird Check-in,” which allows Customers to receive an automatically assigned boarding position before general check-in begins by adding $10 to the price of a one-way fare. Customers who purchase EarlyBird Check-in are able to board ahead of all passengers except “Business Select” and “A-List™” frequent fliers. Priority boarding privileges are already included in the purchase of a Business Select fare and are a benefit of being an A-List frequent flyer.

Other Initiatives. During 2009, the Company also continued to work on other initiatives designed to pave the way for additional revenue opportunities, such as an enhanced Rapid Rewards® frequent flyer program, inflight Internet connectivity, increased sales distribution channels, and Business Select product enhancements. In addition, during 2009, in connection with the Company’s previously announced plans to implement a codeshare relationship with Mexican carrier Volaris, the Company began offering Customers the ability to book flights to Mexico on Volaris via an online link to Volaris’ booking portal on www.southwest.com. The Company has delayed implementation of its codeshare arrangements with Volaris, as well as with Canadian carrier WestJet, in order to reallocate staffing and technology resources to support nearer term revenue opportunities.

Customer Service Enhancements

During 2009, the Company continued to focus on improving the Customer Experience through initiatives such as “Fly By™” security lanes, improved baggage tracking, “virtual hold” Customer Service call-backs, and proactive Customer communications through automated outbound messaging.

“Fly By” Security Lanes. The Company has introduced “Fly By” security lanes at 44 of its airports and intends to expand the program to additional airports as needed. A “Fly By” lane is a priority access lane located at the security checkpoint and the ticket counter reserved for the Company’s Business Select Customers and Rapid Rewards A-List Members. The lane allows these Customers direct access to the front of the line at the ticket counter and/or security checkpoint.

Improved Baggage Tracking. The Company also introduced on-hand baggage scanners, which provide Customer Service agents (i) visibility to bags in the Company’s possession across the system, (ii) increased efficiency and organization with the automation provided by the scanning equipment, and (iii) the ability to recover misplaced bags more quickly for Customers and provide information as to the timing of bag returns.

Virtual Hold Customer Service Call Back Capabilities. The Company has also added a “virtual hold” callback capability to its Customer Service capabilities. Customers who are waiting to speak to a Company representative on the Company’s toll-free number may elect to hang up the phone, keep their place in the queue, and receive a callback when a representative is available.

Automated Outbound Messaging. The Company has also completed implementation of Automated Outbound Messaging, which has enabled the Company to proactively (i) contact Customers via phone to inform them of cancelled or delayed flights and gate changes and (ii) give Customers the option to connect to a Customer Representative in the case of cancelled flights.

Cost-Cutting Initiatives

During 2009, the Company continued its efforts to mitigate cost pressures. The Company addressed costs through the strategic capacity cuts and network optimization discussed above, as well as through other cost reduction and process improvement initiatives.

Employee Actions. In April, the Company launched a voluntary early-out program, “Freedom ’09,” that was accepted by 1,404 Employees. Under the program, the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service. The purpose of the program was to right-size headcount in conjunction with the Company’s decision to reduce its capacity, as well as to reduce costs in subsequent years. Virtually all of the Company’s Employees hired before March 31, 2008, were eligible to participate. The Company also implemented a freeze on overall headcount and a salary freeze for senior management.

Reduced Capital Expenditures and Cost Reductions. The Company materially reduced its capital spending in 2009 by deferring new aircraft deliveries into future years, as well as by reducing non-strategic, non-aircraft spending.

Winglets. In 2009, the Company completed the installation of Aviation Partners Boeing Blended Winglets on a total of 21 of its 737-300 aircraft (all 737-700 aircraft have already been equipped with winglets). The winglets are designed to reduce drag and increase fuel efficiency.

Required Navigational Performance. In December 2009, the Federal Aviation Administration (the “FAA”) approved the Company’s Airlines Operation Specification, which will allow the Company to fly GPS (Global Positioning System) approach procedures beginning in second quarter 2010. GPS approaches use GPS space-based navigation (GPS satellites) instead of ground-based navigation aids. This will enable aircraft to carry navigation capabilities rather than relying on airports. It will also improve operational capability by opening up many new and more direct approach paths and creates the necessary foundation for future Required Navigation Performance (RNP) operations. The Company expects to complete its RNP training and begin RNP operations by the end of 2010. RNP is one of the cornerstones for the FAA’s Next Generation Air Traffic Control System and combines GPS, the capabilities of advanced aircraft avionics, and new flight procedures for the purpose of achieving safer, more efficient, and environmentally friendly flight operations. RNP procedures are designed to conserve fuel, improve safety, and reduce carbon emissions, while simultaneously taking advantage of the high-performance characteristics that exist in an airline’s fleet. The Company has already activated autothrottles and VNAV (vertical navigation) on its aircraft, which is providing current benefits such as fuel savings and reduced carbon emissions.

Rapid Rewards Frequent Flyer Program

The Company offers a frequent flyer program, Rapid Rewards, which allows Customers to earn credits towards free flights based on trips flown. Rapid Rewards Members can earn a credit for each one-way trip flown or two credits for each roundtrip flown. They can also earn credits by using the services of non-airline “Preferred Partners,” which include, for example, car rental agencies, hotels, restaurants, and retail locations, as well as by using the Southwest Airlines Rapid Rewards Visa Signature Card.

Rapid Rewards offers different types of travel award opportunities (“Awards”), including the Standard Award, the Freedom Award, and the Companion Pass. Rapid Rewards Members also have the opportunity to become “A-List” Customers and receive priority boarding privileges.

Standard Awards. Rapid Rewards Members who accumulate 16 credits within 24 consecutive months automatically receive a Standard Award in their account. Standard Awards are valid for one free roundtrip to any destination available on Southwest Airlines. Standard Awards are valid for 12 months after issuance and are subject to seat restrictions.

Freedom Awards. Rapid Rewards Members who have earned two Standard Awards may convert those Awards into a Freedom Award, which is free of seat restrictions except for a limited number of “Black-out” dates around major holidays. Freedom Awards are valid for 12 months from the date of the Standard Award with the earliest expiration date (or, for a $50 fee, 12 months from the date the Standard Awards are converted) and are subject to seat restrictions.

Companion Passes. Rapid Rewards Members who earn 100 credits within a consecutive 12-month period automatically receive a Companion Pass, which provides for unlimited free roundtrip travel to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight. Companion Passes are valid for 12 months after issuance, but are not subject to seat restrictions or blackout dates.

Priority Boarding Privileges. Rapid Rewards Members who fly at least 32 qualifying one-way flights within a 12-month period receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). Customers on this “A-List” are automatically checked in for their flight in advance of departure. These Customers also gain access to “Fly By” priority check-in and security lanes where available.

The Company’s Customers redeemed approximately 2.4 million, 2.8 million, and 2.8 million Awards during 2009, 2008, and 2007, respectively. The amount of free travel Award usage as a percentage of total Company revenue passenger miles flown was 7.7 percent in 2009, 8.3 percent in 2008, and 8.1 percent in 2007. The number of fully earned Awards and partially earned Awards outstanding at December 31, 2009, was approximately 10.3 million, of which approximately 77 percent were partially earned Awards. The number of fully earned Awards and partially earned Awards outstanding at December 31, 2008, was approximately 10.4 million, of which approximately 78 percent were partially earned Awards. However, due to the expected expiration of a portion of credits making up partial Awards, not all of them will eventually turn into useable Awards. In addition, not all Awards will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 16 percent of all fully earned Awards have expired without being used. The number of Companion Passes outstanding at December 31, 2009 and 2008 was approximately 65,000 and 67,000, respectively. The Company currently estimates that an average of two to three trips will be redeemed per outstanding Companion Pass.

The Company currently accounts for its Rapid Rewards program obligations by recording, at the time an Award is earned, a liability for the estimated incremental cost of the use of flight Awards the Company expects to be redeemed. The Company does not accrue for partial Awards. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Revenue from the sale of credits to business partners and associated with future travel is deferred and recognized when the ultimate free travel Award is flown or the credits expire unused. The liability for free travel Awards earned but not used at December 31, 2009 and 2008 was not material to the Company’s business.

Management Information Systems

The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. During 2009, the Company replaced or enhanced technology related to its point of sale, electronic ticketing and boarding, and revenue accounting systems, among others. The Company is also converting to a new SAP Enterprise Resource Planning application, which will replace its general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems, with a goal of completion during 2010. The conversion is designed to improve the Company’s key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy, and cost effectiveness.

Regulation

The airline industry is heavily regulated, especially by the federal government. Examples of regulations affecting the Company and/or the industry are discussed below.

Economic and Operational Regulation

The U.S. Department of Transportation. The U.S. Department of Transportation (the “DOT”) has significant regulatory jurisdiction over passenger airlines. To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity issued by the DOT. A certificate is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via codesharing with another airline. In 2009, the Company applied for and received exemption authority from the DOT to provide air service between U.S. points and Canadian points. Receipt of such authority is a precondition to being able to hold out any type of air service between the United States and Canada, including service under a codesharing agreement with a Canadian airline. The DOT may revoke a certificate or exemption, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself.

The DOT also has jurisdiction over certain economic and consumer protection matters such as airline codesharing, advertising, denied boarding compensation, baggage liability, and access for persons with disabilities. The DOT may impose civil penalties on air carriers for violations of its regulations in these areas. In December 2009, the DOT issued a new consumer protection rule addressing tarmac delays and chronically late flights (i.e., flights that arrive more than 30 minutes late more than 50 percent of the time). As part of the new rule, which is scheduled to go into effect in April 2010, passenger airlines are required to adopt contingency plans that include the assurance that no domestic flight will remain on an airport tarmac for more than three consecutive hours, unless there is a valid safety or security reason for doing so. The new rule mandates that carriers provide adequate food and water to passengers if the aircraft remains on the tarmac for two hours or more.

Aviation Taxes. The statutory authority for the federal government to collect aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. This authority was originally scheduled to expire on September 30, 2007. However, Congress has approved extensions of this authority, with the most recent extension set to expire March 31, 2010. Other proposals that could be considered by Congress in connection with the FAA reauthorization legislation include: (i) the imposition of new, or changes to, aviation-specific taxes; (ii) an increase in the amount of airport passenger facility charges; and (iii) the adoption of new unfunded mandates on commercial airlines such as new environmental, consumer, and labor standards, any of which could have an impact on the Company’s operations.

The Wright Amendment. Section 29 of the International Air Transportation Competition Act of 1979, as amended (commonly known as the “Wright Amendment”) prohibited the carriage of nonstop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. Originally, the Wright Amendment permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States only to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a Wright Amendment State. The Wright Amendment did not restrict flights operated with aircraft having 56 or fewer passenger seats, nor did it restrict the Company’s intrastate Texas flights or its air service to or from points other than Dallas Love Field. In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. The Company currently uses 15 gates at Dallas Love Field. Pursuant to the Wright Amendment Reform Act and local agreements with the City of Dallas with respect to gates, the Company can expand scheduled service from Dallas Love Field and currently intends to do so. The Wright Amendment Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in 2014.

Safety and Health Regulation

The Company and its third-party maintenance providers are subject to the jurisdiction of the FAA with respect to the Company’s aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain, and the Company has obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, the Company has established, and the FAA has approved, the Company’s operations specifications and a maintenance program for the Company’s aircraft, ranging from frequent routine inspections to major overhauls. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Pursuant to the Aviation and Transportation Security Act (the “Aviation Security Act”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security is responsible for certain civil aviation security matters. The Aviation Security Act addresses procedures for, among other things, flight deck security, the use of federal air marshals onboard flights, airport perimeter access security, airline crew security training, security screening of passengers, baggage, cargo, mail, employees, and vendors, training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection, and background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

TSA-mandated security procedures can have a negative effect on the Customer experience and the Company’s operations. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight Initiative. As part of that initiative, the Company has begun collecting additional Customer data. The Secure Flight Initiative was created to help reduce the number of passengers who are misidentified as possible terrorists because their names are similar to those of people on security watch lists. The program standardized how names are matched, as well as added age and gender to a passenger’s profile. Under the program, the Company is required to ask for

Customer names exactly as they appear on a government-issued photo ID such as a passport or driver’s license. In addition, the Company must ask Customers for their gender and date of birth. The TSA has also indicated its intent to expand its use of whole body imaging machines around the United States.

Enhanced security measures have also impacted the Company’s business through the imposition of security fees on the Company’s Customers and on the Company. Under the Aviation Security Act, funding for passenger security is provided in part by a $2.50 per enplanement security fee, subject to a maximum of $5.00 per one-way trip. The Aviation Security Act also allows the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. The Company’s ASIF liability was originally set at $26 million per year. Effective for calendar year 2005, the TSA unilaterally increased the amount by an additional $24 million to a total of $50 million annually. The Company and 22 other airlines joined in litigation against the TSA to challenge the agency’s increase to their respective ASIF fees. In February 2009, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the increased fees were excessive and remanded the matter to the TSA to determine the amount of the excess. The Company continues to pay the full amount of the fees pending this determination, as the TSA rejected the airlines’ request for an interim reduction.

The Company has made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers efficiently and restore the airport experience; however, the Company is not able to predict the ongoing impact, if any, that various security measures will have on Passenger revenues and the Company’s costs, both in the short-term and the long-term.

Environmental Regulation

The Company is subject to various federal, state, and local laws and regulations relating to the protection of the environment, including the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with these airport sites will have a material adverse effect on the Company’s operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability. Further regulatory developments pertaining to such things as control of engine exhaust emissions from ground support equipment and prevention of leaks from underground aircraft fueling systems could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in these areas will have a material effect on the Company’s capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.

The federal government, as well as several state and local governments, are considering legislative and regulatory proposals to address climate change by reducing “green house gas emissions.” At the federal level, Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Under the leading cap-and-trade proposals before Congress, the airline industry likely would be affected due to anticipated increases in fuel costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by the airlines and other fuel consumers. In addition, future environmental regulatory developments related to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.

The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used, and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and could limit the ability of the Company to expand its operations at the affected airports.

The Company’s “Green Team” targets areas of environmental improvement in all aspects of the Company’s business, while at the same time remaining true to the Company’s low cost philosophy. As part of its commitment to Environmental Stewardship, the Company has published an Environmental Report describing the Company’s strategies to reduce greenhouse gas emissions and addressing other environmental matters such as waste management and recycling. During 2009, the Company unveiled its new “Green Plane,” which will serve as a test environment for new environmentally responsible materials and Customer comfort products and is intended to save fuel and related emissions (through weight savings), along with adding recyclable elements to the cabin interior and reducing waste. As discussed above, the Company has also committed significant resources towards implementation of RNP procedures, which are designed to conserve fuel and reduce carbon emissions.

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

Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has provided renewable, supplemental, first-party, war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on August 31, 2010. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Competition

Competition within the airline industry is highly competitive and unpredictable, and the Company currently competes with other airlines on a majority of its routes. Key competitive factors within the domestic airline industry include pricing, routes and scheduling, and Customer Service.

Pricing in the airline industry can be impacted by a variety of factors. For example, as has been the case in recent periods, carriers use discount fares to stimulate traffic in an effort to improve load factors and cash flow. Carriers also discount fares to drive traffic in new markets. More generally, in recent years, the industry has experienced increased price competition due to (i) the increased presence of carriers with low cost structures similar to the Company’s and (ii) the impact of carriers who have successfully reorganized within and outside of bankruptcy and have therefore been able to lower their operating costs. These types of factors reduce the pricing power of the airline industry as a whole, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. The Company’s low cost operating structure is designed to enable it to charge competitive fares.

The Company also competes based on markets served and flight schedules. Many major U.S. airlines have more extensive route structures and marketing and codesharing alliances that facilitate their expansion to new destinations; however, the Company’s point-to-point route structure enables it to offer a high percentage of non-stop flights.

The Company also competes with other airlines in areas of Customer Service such as ontime performance, passenger amenities, equipment type, and comfort. According to the most current statistics published by the DOT, the Company consistently ranks at the top for Customer Satisfaction for having the lowest Customer complaint ratio.

The airline industry as a whole is also subject to varying degrees of competition from surface transportation, and the Company may have more exposure to this form of competition than airlines that fly longer average stage lengths. Surface competition can be more significant during economic downturns when consumers cut back on discretionary spending. Delays or inconveniences associated with air travel security measures may also increase surface competition. To a certain extent, the airline industry also competes with alternatives to travel such as videoconferencing and the Internet.

Seasonality

The Company’s business is somewhat seasonal. Quarterly operating income and, to a lesser extent, revenues have historically tended to be lower in the first quarter (January 1 — March 31) and, although not the case for 2009, fourth quarter (October 1 — December 31).

Employees

At December 31, 2009, the Company had 34,726 active fulltime equivalent Employees, consisting of 15,345 flight, 2,488 maintenance, 11,943 ground, Customer, and fleet service, and 4,950 management, accounting, marketing, and clerical personnel.

The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. As of December 31, 2009, approximately 82 percent of the Company’s Employees were represented by labor unions, all of which are under ten different collective-bargaining agreements. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. During 2009, the Company completed five major labor contracts covering a majority of its workforce. The following table sets forth the Company’s Employee groups and status of the collective-bargaining agreements:

Employee Group	Representatives	Status of Agreement
Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Amendable August 2011

Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU 556”)	Amendable May 2012

Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Amendable June 2011

Customer Service Agents, Customer Representatives	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM”)	Amendable October 2012

Stock Clerks	International Brotherhood of Teamsters, Local 19 (“IBT Local 19”)	Tentative Agreement

Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2012

Aircraft Appearance Technicians	AMFA	Currently in negotiations

Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Currently in negotiations

Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Amendable October 2011

Flight Crew Training Instructors	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2012

Additional Information About the Company

The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company’s website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, Internet postings, or otherwise) that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, or strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should,” and similar expressions. While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations. Factors that could cause these differences include, but are not limited to, those set forth below under “Risk Factors.”

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.	Risk Factors

The Company’s business has continued to be heavily impacted by fuel prices, which can be extremely volatile; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel prices.

Fuel price volatility continues to present one of the Company’s most significant challenges, as (i) the cost of fuel, which has been at historically high levels over the last few years, is largely unpredictable; and (ii) airlines are inherently dependent upon energy to operate; therefore, even a small change in market fuel prices can significantly affect profitability.

Fuel prices are unpredictable, in part, because of many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited refining capacity; and (iii) changes in governmental policies on fuel production, transportation, and marketing. Likewise, the Company’s ability to react to fuel price volatility can be affected by factors outside of its control. For example, the Company’s profitability is affected in part by its ability to increase fares in reaction to fuel price increases; however, fare increases are difficult to implement in difficult economic environments when low fares are often used to stimulate traffic. The Company’s ability to increase fares can also be limited by factors such as its low fares reputation, the portion of its Customer base that purchases travel for leisure purposes, and the competitive nature of the airline industry generally.

Although fuel prices during 2009 were lower overall than in 2008, prices remained much higher than long-term historical averages. Jet fuel and oil consumed for 2009 and 2008 represented approximately 30 percent and 35 percent of the Company’s operating expenses, respectively, and constituted the second largest expense incurred by the Company in 2009 and the largest expense in 2008. As a result, the price of fuel has impacted, and could continue to impact, the timing and nature of the Company’s growth plans and strategic initiatives.

The Company has historically entered into fuel derivative contracts to protect against rising fuel costs; however, as a result of a significant decline in fuel prices at the end of 2008, the Company significantly reduced its net fuel hedge position in place for 2009 through 2013, leaving it with less protection against future increases. These types of adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, have historically significantly affected, and are likely to continue to affect, the Company’s results of operations. The Company’s fuel hedging arrangements and the impact of hedge accounting on the Company’s results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.

The airline industry is particularly sensitive to changes in economic conditions; further unfavorable economic conditions would likely negatively affect the Company’s results of operations.

The airline industry is particularly sensitive to changes in economic conditions, which affect Customer travel patterns and related revenues. For example, recent unfavorable economic conditions, such as higher unemployment rates, reduced sales revenues for many companies, and increased business operating costs, have reduced spending for both leisure and business travel, as potential Customers cut back on travel expenses. Leisure travel may be viewed as an expendable discretionary expense, and short-haul travelers can replace air travel with surface travel. Businesses may be able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which results in a decrease in average revenue per seat. The Company’s operations are subject to the risk that changes in travel patterns during recent periods of economic difficulty could remain despite any improving economic conditions.

Unfavorable economic conditions can also impact the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. In addition, the Company’s high percentage of short-haul flights increases its exposure to competition from surface travel alternatives during periods of unfavorable economic conditions.

The Company’s low cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

The Company’s low cost structure has historically been one of its primary competitive advantages, as it has enabled the Company to offer low fares and drive traffic volume; however, the airline industry is capital intensive, and the Company has limited control over increases in many of its costs, such as fuel, labor, and aircraft airframe and engine repairs, as well as environmental, safety, security, and regulatory compliance costs. Jet fuel and oil constituted approximately 30 percent of the Company’s operating expenses during 2009, and pricing is subject to the external factors discussed in the first Risk Factor above. Salaries, wages, and benefits constituted approximately 34 percent of the Company’s operating expenses during 2009. The Company’s ability to control labor costs is limited by the terms of its collective bargaining agreements, and increased labor costs have already impacted its low cost competitive position. In addition, health care reform currently under consideration in the U.S. Congress could substantially change the health care and insurance industries in the United States, which could increase the Company’s costs. The Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies, as discussed above under “Business — Regulation.” In addition, as other airlines have reduced capacity at a greater pace than has the Company, the Company has incurred a higher percentage of total airport-related costs. The Company is also reliant upon third party vendors and service providers, and its low cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.

As discussed above under “Business-Insurance,” the Company carries insurance of types customary in the airline industry and is also provided supplemental, first-party, war-risk insurance coverage by the federal government at substantially lower premiums than prevailing commercial rates. If the supplemental coverage is not extended, the Company could incur substantially higher insurance costs. In addition, in the event of an accident or other incident involving Company aircraft, the Company could be responsible for costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.

The Company cannot guarantee it will be able to maintain its current level of low cost advantage. Reorganization in bankruptcy, and even the threat of bankruptcy, has allowed other carriers to decrease operating costs through renegotiated labor, supply, and financing agreements. In addition, as discussed above, increases in the cost of fuel over historical levels have exacerbated cost challenges for the industry as a whole.

The Company’s results of operations could be adversely impacted if it is unable to timely and effectively implement its revenue initiatives.

The Company has historically been regarded as a growth airline; however, the combination of a difficult economic environment and growing costs led to the Company’s decision to curtail growth during 2009 and for the indefinite future. In addition, growth has become increasingly difficult, as the number of opportunities has declined and the Company faces an increased presence of other low cost carriers. As a result, the Company has become increasingly reliant on the successful implementation of new revenue initiatives to help offset increasing costs and continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be impacted by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. Because the Company has limited experience with some of its strategic initiatives, it cannot ensure the timing of their implementation or that they will be successful or profitable either over the short or long term.

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect the Company’s operations.

The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations, as well as to support its initiatives. During 2009, the Company replaced or enhanced several key technology systems and is scheduled to convert several more. These systems are discussed in more detail above under “Business — Management Information Systems.” Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration also presents the risk of operational or security inadequacy or interruption, which could materially affect the Company’s ability to effectively operate its business. In particular, the Company could encounter systems and operational complications in connection with its conversion to a new SAP Enterprise Resource Planning application, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. The Company is also reliant upon third party performance for timely and effective completion of many of its technology initiatives.

In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements. The Company’s operations could be adversely affected if it is unable to timely or effectively modify its systems as necessary.

Unstable credit, capital, and energy markets could result in future pressure on the Company’s credit ratings and could also negatively impact the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.

The Company’s credit ratings have been pressured by weak industry revenue and the volatile fuel price environment. Standard & Poor’s and Fitch both recently downgraded the Company’s credit rating from “BBB+” to “BBB” based on lower demand, especially among business travelers, and continued volatility in fuel prices. While the Company’s credit rating remains “investment grade,” the lower ratings will likely result in a slight increase in the Company’s borrowing costs on a prospective basis. Moody’s also downgraded the Company’s rating from “Baa1” to Baa3” and lowered the ratings of the Company’s Pass-through and Enhanced Equipment

Trust Certificates (“PTC” and “EETC”). The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airlines sector. The downgrade of the Company’s ratings on its PTCs and EETCs reflects the reduction in the Company’s underlying credit quality, and, with respect to the PTCs, the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions. Factors such as further unfavorable economic conditions, a significant decline in demand for air travel, or continued instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively impact (i) the Company’s ability to obtain financing on acceptable terms, (b) the Company’s liquidity generally, and (c) the availability and cost of insurance. In addition, further downgrades could trigger credit rating provisions in the Company’s credit card transaction processing agreements and some hedging counterparty agreements. The potential effect of further downgrades is discussed in more detail under “Quantitative and Qualitative Disclosures About Market Risk.”

The Company is dependent on single aircraft and engine suppliers; therefore, the Company would be materially adversely affected if it were unable to obtain additional equipment or support from either of these suppliers or in the event of a mechanical or regulatory issue associated with their equipment.

The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts. Although the Company is able to purchase some of these aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies achieved by operating a single fleet type, outweigh the risks associated with its single aircraft strategy. The Company is also dependent on a sole supplier for aircraft engines and would therefore also be materially adversely affected in the event of a mechanical or regulatory issue associated with its engines.

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 34 percent of the Company’s operating expenses for the year ended December 31, 2009. In addition, as of December 31, 2009, approximately 82 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives, as was evidenced during 2009 when it completed five major contract negotiations; however, new labor contracts contribute to the Company’s cost pressures. Increasing labor costs, combined with curtailed growth, could negatively impact the Company’s competitive position.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.

Terrorist attacks and threatened attacks have from time to time materially impacted the demand for air travel and have also resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company’s competitiveness against surface transportation for short-haul routes. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over its operations, including, but not limited to:

•	Increases in airport rates and charges;

•	Limitations on airport gate capacity or other use of airport facilities;

•	Changes to the environmental regulations discussed above under “Business — Regulation”;

•	Increases in taxes;

•	Changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	Restrictions on competitive practices;

•	Changes in laws that increase costs for safety, security, or other Customer Service standards; and

•	The adoption of more restrictive locally-imposed noise regulations.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the factors listed above could adversely affect the Company’s results of operations. In addition, when the airline industry shrinks, airport operating costs are essentially unchanged and must be shared by the remaining operating carriers, which can therefore increase the Company’s costs.

The airline industry is affected by many conditions that are beyond its control, which can impact the Company’s business strategies.

In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is impacted by conditions that are largely outside of its control, including, among others:

•	Adverse weather and natural disasters;

•	Outbreaks of disease;

•	Changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	Actual or potential disruptions in the air traffic control system;

•	Changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;

•	Air traffic congestion and other air traffic control issues; and

•	Actual or threatened war, terrorist attacks, and political instability.

The airline industry is intensely competitive.

As discussed in more detail above under “Business — Competition,” the airline industry is extremely competitive. The Company’s competitors include other major domestic airlines, as well as regional and new entrant airlines, and other forms of transportation, including surface transportation. The Company’s revenues are sensitive to the actions of other carriers in capacity, pricing, scheduling, codesharing, and promotions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Aircraft

The Company operated a total of 537 Boeing 737 aircraft as of December 31, 2009, of which 88 and 9 were under operating and capital leases, respectively. The remaining 440 aircraft were owned. The Company also had four owned Boeing 737 aircraft in long-term storage as of December 31, 2009.

The following table details information on the 537 active aircraft in the Company’s fleet as of December 31, 2009:

737 Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
-300	137	18.0	172	104	68
-500	122	18.7	25	16	9
-700	137	6.1	340	320	20

Totals		10.5	537	440	97

(1)	As discussed further in Note 7 to the Consolidated Financial Statements, 128 of the Company’s aircraft have been pledged as collateral.

In total, at January 20, 2010, the Company had firm orders, options and purchase rights for the purchase of Boeing 737 aircraft as follows:

Firm Orders, Options and Purchase Rights for Boeing 737-700 Aircraft

	The Boeing Company
Delivery Year	Firm Orders	Options	Purchase Rights	Total
2010	10	—	—	10
2011	10	7	—	17
2012	13	10	—	23
2013	19	4	—	23
2014	13	7	—	20
2015	14	3	—	17
2016	12	11	—	23
2017	—	17	—	17
Through 2018	—	—	54	54

Total	91	59	54	204

Ground Facilities and Services

The Company leases terminal passenger service facilities at each of the airports it serves, to which it has made various leasehold improvements. The Company leases the land and structures on a long-term basis for its maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway),

its flight training center at Dallas Love Field (which houses eight 737 simulators), and its corporate headquarters, also located at Dallas Love Field. During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during the first half of 2010, with completion scheduled for the second half of 2014. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2009, the Company operated six Customer Support and Services centers. The centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio centers.

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

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent and reckless operation of an aircraft. Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company. In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant. The derivative action claimed breach of fiduciary duty and sought recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action. A Special Committee appointed by the Independent Directors of the Company evaluated the Shareholder demands, and, in December 2009, the court approved a settlement submitted by the parties. The Company believes the remaining class action lawsuits are immaterial to the Company’s financial position and without merit and intends to vigorously defend itself with respect to those lawsuits.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (the “IRS”). The IRS regularly examines the Company’s federal income tax returns and, in the course thereof, proposes adjustments to the Company’s federal income tax liability reported on such returns. It is the Company’s practice to vigorously contest those proposed adjustments it deems lacking of merit.

The Company’s management does not expect the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of January 1, 2010.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	54
Robert E. Jordan	Executive Vice President Strategy & Planning	49
Ron Ricks	Executive Vice President Corporate Services & Corporate Secretary	60
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	48
Davis S. Ridley	Senior Vice President Marketing & Revenue Management	56
Laura H. Wright	Senior Vice President Finance & Chief Financial Officer	49

Set forth below is a description of the background of each of the Company’s executive officers.

Gary C. Kelly has served as the Company’s Chairman of the Board since May 2008, as its President since July 2008, and as its Chief Executive Officer since July 2004. Mr. Kelly also served as Executive Vice President & Chief Financial Officer from June 2001 to July 2004 and Vice President Finance & Chief Financial Officer from 1989 to 2001. Mr. Kelly joined the Company in 1986 as its Controller. Mr. Kelly has served on the Lincoln National Corporation Board of Directors since November 2009.

Robert E. Jordan has served as the Company’s Executive Vice President Strategy & Planning since May 2008. Mr. Jordan also served as Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.

Ron Ricks has served as the Company’s Executive Vice President Corporate Services & Corporate Secretary since May 2008. Mr. Ricks also served as Executive Vice President Law, Airports, & Public Affairs from September 2006 to May 2008 and Senior Vice President Law, Airports, & Public Affairs from August 2004 until September 2006. Mr. Ricks joined the Company in 1986 as its Vice President Governmental Affairs.

Michael G. Van de Ven has served as the Company’s Executive Vice President & Chief Operating Officer since May 2008. Mr. Van de Ven also served as Chief of Operations from September 2006 to May 2008, Executive Vice President Aircraft Operations from November 2005 through August 2006, Senior Vice President Planning from August 2004 to November 2005, Vice President Financial Planning & Analysis from 2001 to 2004, Senior Director Financial Planning & Analysis from 2000 to 2001, and Director Financial Planning & Analysis from 1997 to 2000. Mr. Van de Ven joined the Company in 1993 as its Director Internal Audit.

Davis S. Ridley has served as the Company’s Senior Vice President Marketing & Revenue Management since May 2008. Mr. Ridley also served as Senior Vice President Marketing from November 2007 to May 2008, a consultant to the Company from January 2006 to November 2007, Senior Vice President People & Leadership Development from August 2004 to January 2006, Vice President Ground Operations from 1998 to 2004, and Vice President of Marketing & Sales from 1993 to 1998. Mr. Ridley joined the Company in 1988 as its Director of Marketing & Sales.

Laura H. Wright has served as the Company’s Senior Vice President Finance & Chief Financial Officer since July 2004. Ms. Wright also served as Vice President Finance & Treasurer from June 2001 to July 2004, Treasurer from 1998 to 2001, Assistant Treasurer from 1995 to 1998, and Director Corporate Finance from 1990 to 1995. Ms Wright joined the Company in 1988 as its Director Corporate Taxation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “LUV.” The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share paid on the Company’s common stock.

Period	Dividend	High	Low
2009
1st Quarter	$0.00450	$9.95	$4.95
2nd Quarter	0.00450	7.75	6.02
3rd Quarter	0.00450	10.20	6.40
4th Quarter	0.00450	11.78	8.10

2008
1st Quarter	$0.00450	$13.10	$11.02
2nd Quarter	0.00450	14.89	11.75
3rd Quarter	0.00450	16.77	12.68
4th Quarter	0.00450	14.97	7.05

The Company currently intends to continue paying quarterly dividends for the foreseeable future; however, the Company’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 26, 2010, there were approximately 10,657 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended.

The following graph compares the cumulative total Shareholder return on the Company’s common stock over the five-year period ended December 31, 2009, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the AMEX Airline Index. The comparison assumes $100 was invested on December 31, 2004, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Southwest Airlines Co.	$100	$101	$94	$75	$53	$71
S&P 500	$100	$105	$121	$128	$81	$102
AMEX Airline	$100	$91	$97	$57	$41	$57

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2009, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Year ended December 31,
	2009		2008		2007		2006		2005
	(in millions, except per share amounts)
Financial Data:
Operating revenues	$10,350		$11,023		$9,861		$9,086		$7,584
Operating expenses	10,088		10,574		9,070		8,152		6,859

Operating income	262		449		791		934		725
Other expenses (income) net	98		171		(267)		144		(54)

Income before taxes	164		278		1,058		790		779
Provision for income taxes	65		100		413		291		295

Net Income	$99		$178		$645		$499		$484

Net income per share, basic	$.13		$.24		$.85		$.63		$.61
Net income per share, diluted	$.13		$.24		$.84		$.61		$.60
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$14,269		$14,068		$16,772		$13,460		$14,003
Long-term obligations at period-end	$3,325		$3,498		$2,050		$1,567		$1,394
Stockholders’ equity at period-end	$5,466		$4,953		$6,941		$6,449		$6,675

Operating Data:
Revenue passengers carried	86,310,229		88,529,234		88,713,472		83,814,823		77,693,875
Enplaned passengers	101,338,228		101,920,598		101,910,809		96,276,907		88,379,900
Revenue passenger miles (RPMs) (000s)	74,456,710		73,491,687		72,318,812		67,691,289		60,223,100
Available seat miles (ASMs) (000s)	98,001,550		103,271,343		99,635,967		92,663,023		85,172,795
Load factor (1)	76.0%		71.2%		72.6%		73.1%		70.7%
Average length of passenger haul (miles)	863		830		815		808		775
Average aircraft stage length (miles)	639		636		629		622		607
Trips flown	1,125,111		1,191,151		1,160,699		1,092,331		1,028,639
Average passenger fare	$114.61		$119.16		$106.60		$104.40		$93.68
Passenger revenue yield per RPM	13.29	¢	14.35	¢	13.08	¢	12.93	¢	12.09	¢
Operating revenue yield per ASM	10.56	¢	10.67	¢	9.90	¢	9.81	¢	8.90	¢
Operating expenses per ASM	10.29	¢	10.24	¢	9.10	¢	8.80	¢	8.05	¢
Fuel costs per gallon, including taxes (average)	$2.12		$2.44		$1.80		$1.64		$1.13
Fuel consumed, in gallons (millions)	1,428		1,511		1,489		1,389		1,287
Fulltime equivalent Employees at period-end	34,726		35,499		34,378		32,664		31,729
Aircraft in service at period-end (2)	537		537		520		481		445

(1)	Revenue passenger miles divided by available seat miles
(2)	Includes leased aircraft

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

For the 37th consecutive year, the Company reported a net profit, earning $99 million ($.13 per share, diluted) in 2009, as compared to 2008 net profit of $178 million ($.24 per share, diluted). Although the Company’s 2009 results were unfavorable compared to its 2008 results and to its historical profitability standards, the Company believes the achievement of a profit in 2009 was a tremendous accomplishment given the enormity of challenges faced by the airline industry during the year. The year 2009 began amidst the backdrop of an unprecedented worldwide credit crisis and a significant economic recession. Although fuel prices were lower on average than in 2008, prices remained much higher than long-term historical averages, which forced all airlines to make major adjustments to their operations and business models. The Company’s response included initiatives designed to increase unit revenues including an overall reduction in capacity and elimination of unprofitable flights, targeted marketing campaigns to enhance the Company’s already strong Brand and Customer Experience, improved revenue management processes, and new service offerings such as EarlyBird Check-in and the Company’s Pets Are Welcome on Southwest (PAWS) products. The Company also introduced initiatives to reduce costs, including right-sizing headcount.

As a result of prevailing economic conditions in the second half of 2008, which persisted throughout 2009, most U.S. commercial air carriers significantly reduced domestic capacity in an attempt to match the level of anticipated demand. This included the Company, which retired older aircraft, postponed deliveries of new aircraft, and modified its operations, resulting in a 5.1 percent reduction in available seat miles flown in 2009 versus 2008. However, the Company was able to stimulate a significant amount of demand through fare sales, through its “Bags Fly Free” advertising campaign, and through optimizing its flight schedule. These efforts produced a significant improvement in load factors and unit revenue trends during the second half of the year. In the first half of 2009, the Company had monthly unit revenue trends that approached year-over-year declines of up to ten percent. By the end of 2009, however, the Company was experiencing moderate improvements in unit revenues compared to 2008, including a fourth quarter year-over-year improvement of almost seven percent, which outperformed the industry. The Company attributes a significant portion of this improvement to several key initiatives, including its decision to not charge for a Customer’s first or second checked bag, as nearly all other domestic carriers have done; a new and improved website at southwest.com; significant advancements in the Company’s revenue management and network optimization capabilities, which include trimming unproductive and less popular flights and reallocating capacity to fund other market growth opportunities, such as Minneapolis-St. Paul, New York LaGuardia, Boston Logan, and Milwaukee, all of which were new destinations for the Company in 2009; new products such as EarlyBird and PAWS; and aggressive discounting of fares, which stimulated demand and resulted in Company-record load factors in every month from July through December 2009.

On the cost front, lower fuel expense almost exactly offset the reduction in revenues experienced by the Company during 2009. However, fuel prices began the year at much lower levels than they were at the end of 2009. The market price of spot crude oil hit a low of $33 per barrel during first quarter 2009, but rose throughout the year to hit a high of $82 per barrel during fourth quarter 2009. The Company also executed Freedom ’09 during the year, which was a voluntary early retirement program that was accepted by 1,404 Employees. This resulted in a one-time charge of $66 million (before the impact of profitsharing or taxes) during 2009. The program was offered to decrease overstaffing created by the Company’s prior decision to reduce its capacity during 2009, and the Company currently expects savings in subsequent years to exceed the cost of the program. See Note 9 to the Consolidated Financial Statements for further information. The Company carefully managed its fleet during 2009 and ended the year with 537 aircraft in active service — the same with which it started the year. A total of 13 new Boeing 737-700s were delivered to the Company during 2009, and the Company removed 13 older 737-300s from active service.

Looking ahead to 2010, the Company remains cautious about demand for domestic air travel given current domestic economic conditions. Although unit revenue trends have improved recently, this improvement primarily has been through capacity reductions and other revenue initiatives, and the Company has not experienced a significant increase in the demand for full-fare tickets. In addition, fuel prices continue to be volatile and remain much higher than long-term historical averages. In October 2009, the Company announced its decision to begin service from Northwest Florida Beaches International Airport near Panama City, Florida in May 2010. This will represent the Company’s 69th destination, and it believes it will continue to have opportunities to add more new cities in the future. The Company also plans to continue efforts to implement its previously announced codeshare agreements with two different airlines — Canadian carrier WestJet and Mexican carrier Volaris. Flight schedules and additional features regarding these relationships are expected to be announced in 2010. However, certain details of these alliances are subject to approvals by both the U.S. and Canadian/Mexican governments. The Company currently anticipates another year of little or no change in its overall fleet size for 2010. The Company anticipates it will receive ten new 737-700 deliveries from Boeing during 2010 and currently plans to retire a similar number of older 737-300s, resulting in approximately flat ASMs compared to 2009. However, if there is a significant improvement in demand which includes the return of full-fare traffic, the Company believes it has the flexibility to alter its current plans and to resume growth.

RESULTS OF OPERATIONS

2009 compared with 2008

The Company’s net income of $99 million ($.13 per share, diluted) in 2009 represented a decrease of $79 million, or 44.4 percent, compared to its 2008 net income of $178 million ($.24 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2009 — including those that settled during 2009 and those that will settle in future years — the Company recognized a net total of $408 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2008, the Company had recognized a total of $1.0 billion in net gains as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2009 and 2008 includes the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which is classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments.

Due to the fact that the Company’s fuel hedging activities have resulted in large noncash adjustments to “Other (gains) losses, net,” the Company believes operating income provides a better indication of the Company’s financial performance for both 2009 and 2008 than does net income. The Company’s 2009 operating income was $262 million, a decrease of $187 million, or 41.6 percent, compared to 2008. Although the fluctuations in Passenger revenue and Fuel and oil expense in 2009 versus 2008 were the largest individual components impacting operating income, the year-over-year decline in Passenger revenues almost exactly offset the year-over-year decline in Fuel and oil expense. Excluding these two components, the majority of the $187 million decline in operating income for 2009 versus 2008 was due to an increase in Salaries, wages, and benefits.

Operating revenues

Consolidated operating revenues decreased $673 million, or 6.1 percent, primarily due to a $657 million, or 6.2 percent, decrease in passenger revenues. The majority of the decline in passenger revenues was attributable to a 7.4 percent decrease in passenger revenue yields (passenger revenues divided by revenue passenger miles or RPMs), as the percentage of full fare bookings was down versus the prior year and the Company offered more fare sales and discounted seats in response to the decline in demand for air travel amid domestic economic conditions. However, as a result of the Company’s fare discounting efforts and a number of recently implemented revenue initiatives, combined with a 5.1 percent reduction in ASMs, load factor increased 4.8 points to 76.0 percent in 2009, which was a record for the Company. The higher load factor mostly offset the decline in passenger yield, resulting in only a net 1.0 percent decline in operating revenue yield per ASM (unit revenue) versus 2008.

The recent revenue initiatives implemented by the Company have enabled it to partially offset the loss of full fare traffic versus the prior year and thus minimize the year-over-year decline in unit revenues. During 2009, the Company launched a new and improved website at southwest.com, introduced EarlyBird check-in, which allows Customers to pay $10 to automatically get an assigned boarding position before general check-in begins, introduced new fees for unaccompanied minors and for pets, and continued to optimize its schedule and tout its Bags Fly Free campaign. The Company believes these and other planned programs and processes will create substantial opportunities for future revenue growth. Based on results thus far in January 2010 and current booking trends for the remainder of the quarter, the Company expects a year-over-year increase in unit revenues for first quarter 2010.

Consolidated freight revenues decreased $27 million, or 18.6 percent, versus 2008. This decrease primarily was due to fewer shipments as a result of the recent worldwide recession. This prevented the Company from being able to increase its shipping rates during 2009. During the majority of 2008, better economic conditions enabled the Company to increase its shipping rates when fuel prices were rising. The Company currently expects a slight increase in consolidated freight revenues during first quarter 2010 versus first quarter 2009, primarily due to an anticipated increase in shipments. “Other revenues” increased $11 million, or 3.3 percent, compared to 2008. The majority of the increase was due to revenues from recent initiatives, such as recently implemented fees for unaccompanied minors and for pets, revenue from the Company’s EarlyBird initiative, and an increase in the fee charged for Customers checking a third bag. The Company expects Other revenues for first quarter 2010 to also exceed first quarter 2009, due to these recently implemented revenue initiatives.

Operating expenses

Consolidated operating expenses for 2009 decreased $486 million, or 4.6 percent, compared to a 5.1 percent decrease in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per ASM for 2009 and 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2009		2008		Increase (decrease)		Percent change
Salaries, wages, and benefits	3.54	¢	3.23	¢	.31	¢	9.6%
Fuel and oil	3.11		3.60		(.49)		(13.6)
Maintenance materials and repairs	.73		.70		.03		4.3
Aircraft rentals	.19		.15		.04		26.7
Landing fees and other rentals	.73		.64		.09		14.1
Depreciation and amortization	.63		.58		.05		8.6
Other	1.36		1.34		.02		1.5

Total	10.29	¢	10.24	¢	.05	¢	.5%

The Company’s 2009 CASM (cost per available seat mile) was up slightly from 2008, increasing by a net ..5 percent. However, 2009 operating expense included the impact of Freedom ’09, the early retirement plan offered by the Company, which resulted in a $66 million charge recorded during third quarter 2009. Excluding the impact of this charge, 2009 CASM was flat compared to 2008 as lower fuel costs were offset by higher airport costs and by higher wage rates paid to nearly all Employee groups. Based on current cost trends and an estimated five to six percent decline in first quarter year-over-year capacity, the Company anticipates first quarter 2010 unit costs, excluding fuel, to exceed fourth quarter 2009’s unit cost of 7.45 cents and is expecting the year-over-year increase to exceed the 8.6 percent year-over-year increase the Company experienced in fourth quarter 2009.

Salaries, wages, and benefits increased $128 million on an absolute dollar basis, including the $66 million charge recorded during third quarter 2009 as a result of Freedom ’09, the early retirement plan offered by the Company that was accepted by 1,404 Employees. Excluding the impact of the Freedom ’09 charge, the majority of the year-over-year increase was from higher salaries and wages, primarily as a result of higher average wage rates. This was partially offset by a $53 million decrease in profitsharing, attributable to lower income available for profitsharing. The Company’s profitsharing expense excludes the unrealized gains and/or losses the Company records in its fuel hedging program. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Salaries, wages, and benefits expense per ASM was 9.6 percent higher than 2008, primarily due to the fact that the Company’s unionized workforce, who make up the majority of its Employees, had pay scale increases as a result of increased seniority, while the Company’s ASM capacity declined 5.1 percent compared to 2008. Based on current cost trends and headwinds from lower capacity, the Company expects salaries, wages, and benefits per ASM in first quarter 2010 to be higher than fourth quarter 2009’s unit cost of 3.66 cents.

The Company’s Stock Clerks are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”). This agreement became amendable in August 2008. The Company and IBT Local 19 reached a Tentative Agreement on behalf of the Southwest Stock Clerks in fourth quarter 2009, which will be voted on during 2010.

The Company’s Aircraft Appearance Technicians and Dispatchers are subject to agreements between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”) and the Company and the Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”), which became amendable in February 2009 and November 2009, respectively. The Company is currently in discussions on new agreements with both AMFA and TWU 550.

Fuel and oil expense decreased $669 million, or 18.0 percent, and on a per-ASM basis decreased 13.6 percent versus 2008. Both the dollar and the per-ASM decrease were driven primarily by a 13.1 percent decrease in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and inclusive of the impact of the accounting requirements for derivatives and hedging, the Company recognized net losses totaling $467 million in 2009 in Fuel and oil expense relating to fuel derivative instruments versus $1.1 billion of net gains recognized in Fuel and oil expense in 2008. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $245 million paid to counterparties in 2009 versus $1.3 billion received from counterparties for 2008. Additionally, in 2009 and 2008, there were net losses recognized in Fuel and oil expense, of $222 million and $188 million, respectively, due to the fact that the Company had previously recognized gains associated with settling contracts in each period that were associated with ineffective hedges or derivatives that did not qualify for special hedge accounting. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements. In 2009, the Company also continued to make progress in improving the fuel efficiency of its fleet. Despite the large increase in load factor from 2008 to 2009, the Company was able to produce the same fuel gallons consumed per ASM flown for each year.

As of December 31, 2009, the Company had fuel derivative instruments in place to provide coverage on a large portion of its 2010 estimated fuel consumption at varying price levels. The Company had derivative contracts in place for approximately 50 percent of its estimated 2010 fuel consumption at prices up to approximately $100 per barrel of crude oil. The Company also recently sold crude oil call options, which decreased its protection to effectively 20 percent of estimated consumption if market prices settle in the $100 to $120 per barrel range. The Company also added another layer of purchased crude oil call options to increase its protection to approximately 40 percent of estimated 2010 consumption if market prices exceed $120 per barrel. In addition to these positions, the Company also had unsettled fuel derivative instruments relating to its expected fuel consumption in 2011 through 2013.

The Company’s fuel derivative portfolio consists of both instruments that were entered into (up until mid-2008) to hedge future jet fuel purchases, and instruments entered into to offset the majority of these original positions when market prices plummeted in the second half of 2008 and in early 2009. The decision to offset this original portfolio also benefitted the Company by reducing its exposure to cash collateral requirements the Company would be required to post with its counterparties if market prices continued to fall. When the Company entered into these offsetting positions, the Company undesignated the majority of its original hedges and began to mark those positions to market along with the offsetting positions. However, the Company continues to have significant amounts “frozen” in Accumulated Other Comprehensive Income (AOCI) from the time that this original hedge portfolio received special hedge accounting, and these amounts will be recognized in the income statement in future periods when the underlying fuel derivative contracts settle. As discussed in Note 10 to the Consolidated Financial Statements, the Company has deferred losses in AOCI of $580 million, net of tax, related to fuel derivative contracts. The estimated fair market value (as of December 31, 2009) of the Company’s net fuel derivative contracts for 2010 through 2013 reflects a net pretax liability of approximately $147 million, including the effect of $330 million in cash collateral that had been provided to counterparties as of December 31, 2009, which has been netted against the Company’s liabilities in the Consolidated Balance Sheet. The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the $330 million in cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at December 31, 2009, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2009	Amount of (losses) deferred in AOCI at December 31, 2009 (net of tax)
2010	$(124)	$(237)
2011	$(114)	$(136)
2012	$(109)	$(101)
2013	$(130)	$(106)

Total	$(477)	$(580)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during each of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Based on forward market prices as of January 20, 2010, and considering only the expected net cash payments related to hedges that will settle in first quarter 2010, the Company estimates its jet fuel price per gallon, including taxes, will be approximately $2.35 for first quarter 2010. Assuming no changes to the Company’s current 2010 fuel derivative portfolio, and considering only the expected net cash payments related to hedges that will settle in 2010, the Company is providing a sensitivity table for first quarter and full year 2010 jet fuel prices at different crude oil assumptions as of January 20, 2010, and for expected premium costs associated with settling contracts each period.

Avg crude oil price per barrel	Estimated difference in Southwest jet fuel price per gallon, compared to unhedged market prices, including taxes
	First quarter 2010	Full year 2010
$ 50	$.27 above market	$.32 above market
$ 60	$.24 above market	$.26 above market
$ 75	$.15 above market	$.15 above market
$ 81*	$.09 above market	$.09 above market
$ 95	($.09) below market	($.01) below market
$110	($.18) below market	($.10) below market
$125	($.27) below market	($.19) below market
$150	($.53) below market	($.38) below market
Estimated premium costs**	$30 million	$116 million

*	Based on the current actual forward crude oil curve for 2010 as of January 20, 2010
**	Premium costs are recognized as a component of Other (gains) losses, net

Maintenance materials and repairs were flat on a dollar basis, but increased 4.3 percent on a per ASM basis compared to 2008. On a dollar basis, an increase in engine expense was mostly offset by a decrease in airframe expense. The majority of the increase in engine costs related to the Company’s 737-700 aircraft, which for the second half of 2008 and all of 2009 were accounted for under an agreement with GE Engines Services, Inc. (GE Engines) that provides for engine repairs to be done on a rate per flight hour basis. For the first half of 2008, these aircraft engines were accounted for on a time and materials basis and there were very few repair events. The expense for 737-700 engines recognized in 2009 associated with the current agreement exceeded the expense recognized in 2008. Under this engine agreement, which is similar to the “power-by-the-hour” agreement with GE Engines the Company has in place for its 737-300 and 737-500 fleet, payments are primarily based on a rate per flight hour basis. Since the Company has effectively transferred the risk for specified future repairs and maintenance on these engines to the service provider, expense is recorded commensurate with each hour flown on an engine. The decrease in airframe expense primarily was due to a decline in the number of scheduled airframe maintenance events versus 2008. On a per ASM basis, the increase in maintenance materials and repairs compared to 2008 primarily was due to the increase in 737-700 engine costs combined with the Company’s 5.1 percent decline in ASMs. The Company expects Maintenance materials and repairs per ASM for first quarter 2010 to exceed the .76 cents per ASM experienced in first quarter 2009, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals expense per ASM increased 26.7 percent and, on a dollar basis, increased $32 million. Both increases primarily were due to the fact that the Company executed sale and leaseback transactions for a total of 16 of its 737-700 aircraft during December 2008 and the first half of 2009, combined with the impact of the Company’s 5.1 percent ASM reduction for 2009 compared to 2008. All of the lease agreements executed as part of the sale and leaseback transactions were classified as operating leases. As a result of these transactions, the Company currently expects rental expense per ASM for first quarter 2010 to be similar to the .20 cents per ASM experienced in fourth quarter 2009.

Landing fees and other rentals increased $56 million on a dollar basis and increased 14.1 percent on a per-ASM basis, compared to 2008. The majority of both the dollar increase and per ASM increase was due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space. The majority of these higher rates charged by airports was due to other airlines’ reduced capacity (which in most cases exceeded the Company’s capacity reductions at those airports), as airport costs are then allocated among a fewer number of total flights. As a consequence of continued rate inflation at various airports, the Company currently expects Landing fees and other rentals per ASM in first quarter 2010 to be in the mid .80 cents per ASM range.

Depreciation and amortization expense increased $17 million on a dollar basis compared to 2008, and was up 8.6 percent on a per-ASM basis. The increase on a dollar basis primarily was due to higher owned aircraft depreciation expense, primarily due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired over the next two years, based on current and expected future market conditions for used aircraft. This increase in expense was mostly offset by the execution of sale and leaseback agreements for 11 previously owned 737-700s during the first half of 2009. The increase on a per-ASM basis primarily was due to the fact that the Company’s fleet size remained constant, while it reduced the number of ASMs flown as a result of economic conditions. For first quarter 2010, the Company expects Depreciation expense per ASM to increase slightly from fourth quarter 2009’s .66 cents.

Other operating expenses decreased $48 million, but were up 1.5 percent on a per-ASM basis, compared to 2008. Approximately 29 percent of the decrease on a dollar basis was due to lower bad debt expense related to revenues from credit card sales, and another 28 percent of the decrease was due to lower personnel expenses, primarily due to the reduction in headcount, the Company’s decline in capacity versus 2008, and other cost-reduction efforts. On a per-ASM basis, the increase in operating expenses per ASM primarily was due to an increase in advertising expense compared to 2008 combined with the reduction in ASMs. The Company currently expects other operating expenses on a per-ASM basis for first quarter 2010 to be slightly higher than the 1.47 cents experienced in fourth quarter 2009.

Other

“Other expenses (income)” included interest expense, capitalized interest, interest income, and other gains and losses. Interest expense increased by $56 million, or 43.1 percent, primarily due to new debt issuances, including the Company’s December 2008 issuance of $400 million of secured notes, its borrowing under its $332 million term loan in May 2009, and its July 2009 $124 million borrowing under a term loan agreement. These issuances were partially offset by declines in floating interest rates associated with the Company’s floating rate debt. The Company currently expects a decrease in first quarter 2010 interest expense compared to fourth quarter 2009, primarily due to lower floating interest rates. See Note 7 to the Consolidated Financial Statements for more information on long-term debt transactions. Capitalized interest declined 16.0 percent, or $4 million, compared to 2008, due to a reduction in progress payment balances for scheduled future aircraft deliveries and lower interest rates. Interest income decreased $13 million, or 50.0 percent, primarily due to a decrease in average rates earned on invested cash and short-term investment balances.

“Other (gains) losses, net,” primarily includes amounts recorded in accordance with the Company’s hedging activities. The following table displays the components of “Other (gains) losses, net,” for the years ended December 31, 2009 and 2008:

(In millions)	2009	2008
Mark-to-market impact from fuel contracts settling in future periods — included in Other (gains) losses, net	$(73)	$(6)
Ineffectiveness from fuel hedges settling in future periods — included in Other (gains) losses, net	(97)	106
Realized ineffectiveness and mark-to-market (gains) or losses — included in Other (gains) losses, net	(38)	(80)
Premium cost of fuel contracts included in Other (gains) losses, net	148	69
Other	6	3

	$(54)	$92

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income taxes

The provision for income taxes, as a percentage of income before taxes, increased to 39.6 percent in 2009 from 35.9 percent in 2008. The lower 2008 rate included a $12 million ($.01 per share, diluted) net reduction related to the first quarter 2008 reversal of a 2007 revision in Illinois income tax laws. The 2009 rate also includes the impact of slightly higher effective state income tax rates. The Company currently expects its 2010 effective tax rate to be approximately 40 percent.

2008 compared with 2007

The Company’s net income of $178 million ($.24 per share, diluted) in 2008 represented a decrease of $467 million, or 72.4 percent, compared to its 2007 net income of $645 million ($.84 per share, diluted). The majority of the decline in net income was due to the fluctuation of certain gains and losses recorded in association with fluctuations in value of the Company’s fuel hedge portfolio. These included adjustments impacting earnings through the recording of gains and/or losses in 2008 and 2007 associated with fuel derivatives expiring in future periods, and settlement/expiration of fuel derivative instruments for cash in 2008 or 2007, but for which gains and/or losses had been recorded in earnings in a prior period. See Note 10 to the Consolidated Financial Statements for further information. Both of these types of adjustments are related to the ineffectiveness of hedges and the loss of hedge accounting for certain fuel derivatives. Adjustments associated with fuel derivative instruments included $19 million in net losses for 2008, and $360 million in net gains for 2007. These are included in “Other (gains) losses, net,” which is below the operating income line, in both periods. Due to the fact that the fluctuation in value of the Company’s hedge portfolio has resulted in large adjustments to “Other (gains) losses, net,” the Company believes operating income provides a better indication of the Company’s financial performance for both 2008 and 2007 than does net income. The Company’s 2008 operating income was $449 million, a decrease of $342 million, or 43.2 percent, compared to 2007. The majority of this decrease in 2008 was due to the substantial increase in fuel expense, despite the fact that the Company benefited tremendously from its fuel hedging program. Entering 2008, the Company had instruments in place for over 75 percent of its anticipated fuel consumption needs at an average crude oil equivalent price of $51 per barrel. Even with this protection, however, the Company’s average jet fuel cost per gallon increased from $1.80 in 2007 to $2.44 in 2008.

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

Operating expenses

Consolidated operating expenses for 2008 increased $1.5 billion, or 16.6 percent, compared to a 3.6 percent increase in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per ASM for 2008 and 2007 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2008		2007		Increase (decrease)		Percent change
Salaries, wages, and benefits	3.23	¢	3.22	¢	.01	¢	.3%
Fuel and oil	3.60		2.70		.90		33.3
Maintenance materials and repairs	.70		.62		.08		12.9
Aircraft rentals	.15		.16		(.01)		(6.3)
Landing fees and other rentals	.64		.56		.08		14.3
Depreciation and amortization	.58		.56		.02		3.6
Other	1.34		1.28		.06		4.7

Total	10.24	¢	9.10	¢	1.14	¢	12.5%

The Company’s 2008 CASM (cost per available seat mile) increased 12.5 percent compared to 2007. Approximately 80 percent of this increase was due to the increase in fuel expense, net of gains from the Company’s fuel hedging program. The majority of the remainder of the increase was due to higher airport costs and maintenance expense. As a result of higher fuel prices throughout much of 2008, the Company continued its diligent focus on improving fuel efficiency and controlling non-fuel costs. The Company implemented various technology improvements, which have improved efficiency and enabled the Company to grow headcount at either the same or a slower rate than capacity.

Salaries, wages, and benefits increased $127 million on an absolute dollar basis. Nearly the entire increase was from higher salaries and wages, primarily as a result of higher average wage rates. An increase in health and workers compensation benefits primarily caused by inflationary increases in the cost of medical care was mostly offset by a $46 million decrease in profitsharing, attributable to lower income available for profitsharing. The Company’s profitsharing expense excludes the unrealized gains and/or losses the Company records in its fuel hedging program. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging and the related accounting requirements. Salaries, wages, and benefits expense per ASM was basically flat compared to 2007. Salaries and wages per ASM increased primarily due to higher wage rates, but were almost completely offset by a decline in profitsharing expense per ASM, as capacity grew 3.6 percent, but profitsharing expense declined 34.7 percent versus 2007.

Fuel and oil expense increased $1.0 billion, or 38.0 percent, and on a per-ASM basis increased 33.3 percent versus 2007. Both the dollar and the per-ASM increase were driven primarily by a 35.6 percent increase in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and related accounting requirements, the Company recognized net gains totaling $1.1 billion in 2008 relating to fuel derivative instruments versus $686 million of net gains recognized in 2007. Cash settlements realized from the expiration/settlement of fuel derivatives were $1.3 billion in 2008 versus $727 million for 2007. The primary reason that gains recognized in Fuel and oil expense during 2008 were less than the cash settlement of fuel derivatives was due to the fact that a portion of the gains associated with these settlements had already been recognized in earnings in prior periods, as they were associated with ineffective hedges or derivatives that did not qualify for special hedge accounting. See Note 10 to the Consolidated Financial Statements. The 2008 increase in fuel prices was partially offset by steps the Company has taken to improve the fuel efficiency of its aircraft, its aircraft engines, and its flight plans and procedures. These steps resulted in a 2.1 percent reduction in fuel gallons consumed per ASM flown for 2008 versus 2007.

Maintenance materials and repairs per ASM increased 12.9 percent compared to 2007, while increasing $105 million on a dollar basis. On both a dollar basis and a per ASM basis, engine expense accounted for almost 60 percent of the increase and airframe expense accounted for approximately 40 percent of the increase. The majority of the increase in engine costs related to the Company’s 737-700 aircraft. For all of 2007 and the first half of 2008, these aircraft engines were accounted for on a time and materials basis. During the first half of 2008, there were significantly more repair events for these engines than in the first half of 2007. This was due to the fact that the 737-700 is the newest aircraft type in the Company’s fleet, and, as this fleet has matured, the number of engines on these aircraft undergoing their first major overhaul has increased. In June 2008, the Company transitioned to a new engine repair agreement for these aircraft and expense is now based on flight hours associated with 737-700 engines. The expense for 737-700 engines recognized in the second half of 2008 associated with the new agreement also exceeded the expense recognized in the second half of 2007, when repairs were still being accounted for on a time and materials basis. The increase in airframe expense primarily was due to more planned airframe inspection and repair events than in the prior year. These events, which are required based on the number of flight hours each individual aircraft has flown, were higher in number as well as cost per event.

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

Depreciation and amortization expense increased $44 million on a dollar basis compared to 2007, and was up 3.6 percent on a per-ASM basis. The dollar increase primarily was due to the 26 new 737-700 aircraft purchased by the Company during 2008. On a per ASM basis, the increase was due to a higher proportion of the Company’s 2008 growth being accomplished through owned aircraft. Prior to the sale and leaseback of five aircraft executed during December 2008, the Company had purchased the 26 new aircraft received during 2008 and had returned nine previously leased aircraft back to lessors, thereby increasing the percentage of the fleet owned. See Note 4 to the Consolidated Financial Statements for information on the Company’s future aircraft deliveries and Note 8 for information on the sale and leaseback transactions.

Other operating expenses increased $105 million and were up 4.7 percent on a per-ASM basis, compared to 2007. The majority of the increases on both a dollar basis and a per ASM basis were due to an increase in revenue-related costs (such as credit card processing fees) associated with the 11.5 percent increase in passenger revenues.

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

“Other (gains) losses, net,” primarily includes amounts recorded in accordance with the Company’s hedging activities. During the first half of 2008, the Company recorded significant gains related to the ineffectiveness of its hedges, as well as the increase in market value of fuel derivative contracts that were marked to market because they did not qualify for special hedge accounting, as commodity prices rose during that period. During the second half of 2008, when commodity prices fell, the Company recorded significant losses from hedge ineffectiveness and derivatives not qualifying for special hedge accounting, thereby more than offsetting the gains previously recorded during the first half of the year. During 2007, the Company recorded significant gains related to the ineffectiveness of its hedges as well as to the increase in market value of fuel derivative contracts that were marked to market because they did not qualify for special hedge accounting. The gains resulted from the increase in the fair value of the Company’s portfolio of fuel derivative instruments as commodity prices rose. The following table displays the components of “Other (gains) losses, net,” for the years ended December 31, 2008 and 2007:

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

Income taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 35.9 percent in 2008 from 39.0 percent in 2007. The lower 2008 rate included a $12 million ($.01 per share, diluted) net reduction related to the first quarter 2008 reversal of a 2007 revision in Illinois income tax laws. The 2007 rate included an $11 million addition to taxes from the enactment of the Illinois tax law.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $985 million in 2009 compared to $1.5 billion used in operations in 2008. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. Operating cash flows over the past three years have also been significantly impacted by the Company’s fuel hedge positions and the significant fluctuation in fair value of those positions and the corresponding cash collateral requirements associated with those positions. In the Consolidated Statement of Cash Flows, increases and/or decreases to these cash deposits are reflected in operating cash flows in the caption “Cash collateral received from (provided to) fuel derivative counterparties.” As of December 31, 2009, the amount of cash provided to fuel hedge counterparties was $330 million, of which $92 million has been netted against “Accrued liabilities” and $238 million of which is netted against “Other deferred liabilities” in the Consolidated Balance Sheet. Since the amount of cash collateral deposits provided by the Company at December 31, 2008 was $240 million, the net change in cash deposits for 2009 was a net operating outflow of $90 million. At December 31, 2007, the Company had held $2.0 billion in cash collateral from counterparties, which then resulted in a net outflow of $2.2 billion during 2008. The fluctuation in these deposits during 2008 was due to the significant decline in fair value of the Company’s fuel derivative portfolio from December 31, 2007, to December 31, 2008 (in conjunction with falling energy prices). Cash flows associated with purchasing derivatives, which are also classified as operating cash flows, were a net outflow of $86 million in 2009, a net outflow of $418 million for 2008, and were immaterial for 2007. Cash flows from operating activities for 2009 were also driven by the $99 million in net income, plus noncash depreciation and amortization expense of $616 million. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements, and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” respectively. Operating cash generated is used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash flows used in investing activities in 2009 totaled $1.6 billion, versus $978 million used in 2008. Investing activities in both years included payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 13 new 737-700 aircraft in 2009 versus the purchase of 26 737-700s in 2008. See Note 4 to the Consolidated Financial Statements. Investing activities for 2009 and 2008 also reflect $986 million and $55 million, respectively, related to changes in the balance of the Company’s short-term investments. The Company increased its short-term investments in 2009 compared to 2008 due to higher overall cash balances and in order to seek higher returns on its cash holdings.

Net cash provided by financing activities was $330 million in 2009. During 2009, the Company raised $381 million from the sale and leaseback of 11 737-700 aircraft, and borrowed $332 million and $124 million under secured term loan arrangements. Also during 2009, the Company repaid the $400 million it had borrowed during 2008 under its revolving credit agreement. Net cash provided by financing activities was $1.7 billion in 2008. During 2008, the Company borrowed $600 million under a term loan agreement, borrowed $400 million under its revolving credit facility, sold $400 million of Secured Notes, and raised approximately $173 million from a sale and leaseback transaction involving five of the Company’s 737-700 aircraft. During 2008, the Company also received $117 million in proceeds from Employees’ exercise of stock options and $91 million from a credit line borrowing. These inflows were partially offset by the Company’s repurchase of $54 million of its Common Stock, representing a total of 4.4 million shares. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 13 Boeing 737-700 aircraft in 2009, all of which were new aircraft from Boeing. The Company also removed 13 of its older leased and owned 737-300 aircraft from service during 2009 and executed sale and leaseback transactions for 11 of its owned 737-700 aircraft. As of December 31, 2009, the Company had firm orders for a total of 91 737-700 aircraft for the years 2010 through 2016. The Company also had options for 59 737-700 aircraft from 2011 through 2017, with an additional 54 purchase rights for 737-700 aircraft through 2018 (as further described in Note 4 to the Consolidated Financial Statements). The Company has the option to substitute 737-600s or -800s for the -700s. This option is applicable to aircraft ordered from Boeing and must be exercised 18 months prior to the contractual delivery date.

The leasing of aircraft (including the sale and leaseback of aircraft) effectively provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2009, the Company operated 97 leased aircraft, of which 88 are operating leases. As prescribed by Generally Accepted Accounting Principles (GAAP), assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $285 million at December 31, 2009.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2009:

	Obligations by period (in millions)
Contractual obligations	2010	2011 - 2012	2013 - 2014	Beyond 2014	Total
Long-term debt (1)	$176	$996	$573	$1,714	$3,459
Interest commitments — fixed (2)	93	186	186	531	996
Interest commitments — floating (3)	85	139	117	170	511
Capital lease commitments (4)	15	12	—	—	27
Operating lease commitments	414	712	476	1,032	2,634
Aircraft purchase commitments (5)	344	1,021	1,143	692	3,200
Other purchase commitments	81	110	15	—	206

Total contractual obligations	$1,208	$3,176	$2,510	$4,139	$11,033

(1)	Includes principal only
(2)	Related to fixed-rate debt only
(3)	Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2009, and can be subject to significant fluctuation.
(4)	Includes amounts classified as interest
(5)	Firm orders from Boeing

In addition to the above contractual fixed obligations, the Company also had estimated obligations at December 31, 2009, related to its fuel derivative positions for the years 2010 through 2013 (based on the contractual settlement date of those derivative instruments, but excluding the impact of the $330 million in cash collateral deposits that have been provided to counterparties, which will effectively reduce the net cash flows paid as the derivative instruments settle). Although the fair value of these positions can fluctuate significantly based on forward market prices for crude oil, heating oil, and unleaded gasoline, the following table displays these estimated obligations as of December 31, 2009 (in millions):

	2010	2011	2012	2013	Total
Fuel derivative obligations (gross)	$124	$114	$109	$130	$477
Net of cash collateral deposits	(92)	(48)	(107)	(83)	(330)

Net fuel derivative obligations	$32	$66	$2	$47	$147

Available to the Company at December 31, 2009, was cash on hand and short-term investments totaling $2.6 billion, anticipated future internally generated funds from operations, and its $600 million bank revolving line of credit. In addition, the Company will also consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as needed. Notwithstanding current economic conditions and the current liquidity environment, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets, modest leverage, and consistent profitability, which should enable it to meet its 2010 capital and operating requirements. As of December 31, 2009, the book value of the Company’s unencumbered aircraft totaled approximately $5.4 billion.

In 2009, Standard & Poor’s and Fitch both downgraded the Company’s credit rating from “BBB+” to “BBB” based on lower demand, especially among business travelers, and continued volatility in fuel prices. While the Company’s credit rating remains “investment grade,” as defined, the lower rating will likely result in a slight increase in its borrowing costs on a prospective basis. Moody’s also downgraded the Company’s rating from “Baa1” to “Baa3” and also lowered the ratings of the Company’s PTCs and EETCs. The downgrade of the Company’s senior unsecured debt rating was based on Moody’s expectation of continuing weak fundamentals of the domestic airline sector. The downgrade of the Company’s ratings on its PTCs and EETCs reflects the reduction in the Company’s underlying credit quality, and with respect to the PTCs the elevated loan to value ratios resulting from the older vintage 737-300 aircraft that are pledged as collateral for these transactions.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during the first half of 2010, with completion scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Although several aspects of the project have not yet been agreed upon or finalized, the PDA contemplates that, at the Company’s request, the Love Field Airport Modernization Corporation (or LFAMC, a “local government corporation” under Texas law formed by the City of Dallas) would issue tax-exempt facility revenue bonds (LFMP Bonds), the proceeds of which would be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for up to $75 million in early LFMP expenditures made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council). The PDA provides for flexibility regarding the funding of the LFMP, and the parties to the PDA are not locked in to the aforementioned preliminary funding plan. Repayment of the LFMP bonds would be through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments would be made through recurring ground rents, fees, and other revenues collected at the Airport. It is also anticipated that the Company would guarantee principal, premium (if any), and interest on the bonds.

Prior to any issuance of the LFMP Bonds by the LFAMC, the PDA further contemplates that the Company would enter into two separate funding agreements: (1) a “Facilities Agreement” pursuant to which the Company would be obligated to make debt service payments on the principal and interest amounts associated with the LFMP Bonds (Facilities Payments) that are issued, less other sources of funds the City of Dallas may apply to the repayment of the LFMP Bonds (including but not limited to Passenger Facility Charges collected from passengers originating from the Airport); and (2) a “Revenue Credit Agreement” pursuant to which the City of Dallas would reimburse the Company for the Facilities Payments made by the Company.

A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement are expected to originate from a reimbursement account created in the “Use and Lease Agreement” that has been executed between the City of Dallas and the Company (a 20-year agreement providing for, among other things, the Company’s lease of space at the airport from the City of Dallas). The remainder of such monies is expected to originate from (1) use and lease agreements with other airlines, (2) various concession agreements, and (3) other airport miscellaneous revenues.

The Company’s liquidity could be impacted by the LFMP to the extent there is not a successful bond issuance, or there is a timing difference between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently anticipate the occurrence of these items. The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position.

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

During January 2008, the Company’s Board of Directors authorized an additional program for the repurchase of up to $500 million of the Company’s Common Stock. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions. The Company repurchased 4.4 million shares for a total of $54 million as part of this program through February 15, 2008; however, the Company has not repurchased any additional shares from that date through the date of this filing. The Company does not believe it is prudent to repurchase shares at the current time considering the unstable financial markets and volatile fuel prices.

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

Revenue Recognition

As described in Note 1 to the Consolidated Financial Statements, tickets sold for passenger air travel are initially deferred as “Air traffic liability.” Passenger revenue is recognized and air traffic liability is reduced when the service is provided (i.e., when the flight takes place). “Air traffic liability” represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in “Air traffic liability” fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s “Air traffic liability” balance at December 31, 2009, was $1.04 billion, compared to $963 million as of December 31, 2008.

Estimating the amount of tickets that will be refunded, exchanged, or forfeited involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of forfeited tickets. According to the Company’s “Contract of Carriage,” tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. “Air traffic liability” includes an estimate of the amount of future refunds and exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience over many years. The Company and other airlines have consistently applied this accounting method to estimate revenue from forfeited tickets at the date of travel. Estimated future refunds and exchanges included in the air traffic liability account are constantly evaluated based on subsequent refund and exchange activity to validate the accuracy of the Company’s estimates with respect to forfeited tickets. Holding other factors constant, a ten-percent change in the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets during 2009 would have resulted in a $26 million, or .3 percent, change in Passenger revenues recognized for that period.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to “Air traffic liability” and to “Passenger revenue” are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, promotional fare activity, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. The Company’s estimation process resulted in no material adjustments being recorded during the years 2008 or 2007. During the fourth quarter of 2008 and throughout 2009, as a result of the Company’s efforts to stimulate demand through fare sales, passenger revenues consisted of a higher percentage of discount tickets flown and a lower percentage of fully refundable tickets flown. Consequently, the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets recorded during 2009 was in a range of approximately 30 percent to 35 percent higher than what it believes its historical averages would indicate. The Company believes these estimates are supported by actual data and are reasonable given the underlying fact patterns.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

As of December 31, 2009, the Company had approximately $15.9 billion (at cost) of long-lived assets, including $13.7 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the 449 Boeing 737 aircraft in the Company’s active fleet at December 31, 2009, which are either owned or on capital lease, plus four older 737-300 aircraft that are not in active service. The remaining 88 Boeing 737 aircraft in the Company’s fleet at December 31, 2009, are on operating lease. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.

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

When appropriate, the Company evaluates its long-lived assets for impairment. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. While the airline industry as a whole has experienced many of these indicators, the Company has continued to operate virtually all of its aircraft, generate positive cash flow, and produce operating profits. Consequently, the Company has not identified any impairment related to its existing aircraft fleet. The Company will continue to monitor its long-lived assets and the airline operating environment.

The Company believes it is unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Financial Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See “Quantitative and Qualitative Disclosures about Market Risk” for more information on these risk management activities and see Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program, and financial derivative instruments.

All derivatives are required to be reflected at market (fair value) and recorded on the Consolidated Balance Sheet. At December 31, 2009, the Company was a party to over 600 financial derivative instruments, related to its fuel hedging program, for the years from 2010 through 2013. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2009, not considering the impact of cash collateral deposits provided to counterparties, was a net liability of $477 million, compared to a liability of $992 million at December 31, 2008. The decrease in this liability primarily was due to an increase in energy prices throughout most of 2009, as well as the expiration (i.e., settlement in which the Company paid cash to counterparties) of approximately $245 million in fuel derivative instruments that related to 2009. Of the $477 million liability in fair value of fuel hedging financial derivative instruments at December 31, 2009, approximately $124 million is expected to settle or expire during 2010. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years. During 2008, market “spot” prices for crude oil peaked at a high of over $147 per barrel and hit a low price of under $35 per barrel — both within a period of approximately five months. During 2009, these same prices ranged from a low of $33 per barrel to a high of $82 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

The Company enters into financial derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on variations of those like commodities to the Company’s ultimate expected price to be paid for jet fuel at the specific locations in which the Company hedges.

Fair values for financial derivative instruments and forward jet fuel prices are both estimated prior to the time that the financial derivative instruments settle, and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In recent years, because of increased volatility in energy markets, the Company’s estimates of the presumed effectiveness of its hedges made at the time the hedges were initially designated have materially differed from actual results, resulting in increased volatility in the Company’s periodic financial results. For example, historical data had been utilized in qualifying unleaded gasoline for hedge accounting under the presumption that derivatives of such commodity would result in effective hedges, as defined. This historical data is updated every quarterly reporting period to ascertain whether hedge accounting is allowed for every commodity the Company uses in its hedging program. Based on these updates, in certain prior periods, the Company has in fact lost hedge accounting for all unleaded gasoline derivative instruments. At such times, the Company has marked all such derivatives to market value in each quarterly period, with all changes in value reflected as a component of “Other (gains) losses, net” in the Consolidated Statement of Income. Although commodities such as crude oil and heating oil have continued to qualify for hedge accounting in most cases, there have been instances in which the Company has also lost hedge accounting in specific geographic locations for these commodities. In these instances, the Company has also marked such derivatives to market value with changes reflected in the income statement each reporting period. Although the Company’s prospective assessment has been utilized to ensure that crude oil and heating oil in most cases still qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. If recent volatility in these commodity markets continues for an extended period of time or worsens in the near future, the Company could lose hedge accounting altogether for all crude oil and heating oil derivatives, which would create further volatility in the Company’s financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their values from period to period and thus determine their accounting treatment. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result. This could result in the immediate recording of noncash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire/settle until a future period. Likewise, if a derivative contract ceases to qualify for hedge accounting, the changes in the fair value of the derivative instrument is recorded every period to “Other gains and losses” in the income statement in the period of the change.

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

The Company continually looks for better and more accurate methodologies in forecasting future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges.

The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating future cash flows (i.e., jet fuel prices) has been consistently applied during 2009, 2008, and 2007, in accordance with the Company’s interpretation of applicable GAAP. The Company also has not changed its method for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments, and forward jet fuel prices, would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Share-Based Compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Chairman Emeritus of the Company. During 2009, the Company recorded share-based compensation expense of $13 million, compared to $18 million in expense for 2008 and $37 million for 2007.

The Company recognizes the cost of Employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. In estimating expected stock price volatility at the time of a particular stock option grant, the Company relies on observations of historical volatility trends, implied future volatility observations as determined by independent third parties, and implied volatility from traded options on the Company’s stock. For 2009, 2008, and 2007 option grants, the Company has consistently utilized a weighted-average approach that calculates expected volatility using two-thirds implied volatility and one-third historical volatility. In determining the expected term of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and has assessed the expected risk tolerance of different optionee groups.

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

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2009, these included auction rate security investments, valued at $174 million, a portion of its fuel derivative option contracts, which were a net asset of $140 million, and $8 million in other investments.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the Consolidated Balance Sheet. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auctions for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2009, which qualify as Level 3. The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to par value.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $17 million, with an offsetting entry to “Accumulated other comprehensive income (loss).” Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary. These conclusions will also continue to be evaluated and challenged in subsequent periods. The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, for the $99 million in instruments classified as available for sale, these auction rate securities represented less than four percent of the Company’s total cash, cash equivalent, and investment balance at December 31, 2009, which it believes allows it sufficient time for the securities to return to full value. For the $75 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010. As part of this agreement, the Company has entered into a line of credit in which it has received a $75 million loan that is secured by the auction rate security instruments from that counterparty. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities. Since that time, the Company has been able to sell $272 million of these instruments at par value, in addition to the $75 million subject to the agreement to be sold at par in June 2010. The Company is also in discussions with other counterparties to determine whether mutually agreeable terms can be reached regarding the effective repurchase of its remaining securities.

The Company determines the value of fuel derivative option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily volatility), the Company has categorized these option contracts as Level 3.

As discussed in Note 10 to the Consolidated Financial Statements, any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within “Accumulated other comprehensive income (loss)” until the period in which the expected cash flow impacts earnings. Any changes in the fair value of fuel derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net”, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Frequent flyer accounting

The Company utilizes estimates in its recognition of liabilities associated with its frequent flyer program. These estimates include the liability associated with frequent flyer awards that have been issued, are outstanding, and are expected to be redeemed at a future date, and amounts associated with frequent flyer credits sold to companies participating in its Rapid Rewards frequent flyer program.

A Customer must earn a minimum of 16 frequent flyer credits in order to attain a round-trip award, and these credits cannot be utilized for any other type of product or service from the Company. In addition, once earned, a frequent flyer credit remains “active” and in the Customer’s account for up to 24 months before expiration. Once a Customer earns their 16th frequent flyer credit, a round-trip award is automatically issued to the Customer, which can then be utilized for any destination available on Southwest, for up to a twelve month period before it expires. This “standard” award is subject to seat restrictions depending on the availability on a particular flight. If a Customer accumulates two standard awards, they can be converted into a “Freedom Award,” which is free of seat restrictions except for a limited number of “Black-out” dates around major holidays.

The Company utilizes the incremental cost method of accounting for frequent flyer awards issued from flight credits earned in the Company’s Rapid Rewards frequent flyer program. As such, the Company records a liability and reduction of Passenger revenue for the estimated incremental cost of providing free travel at the time an award is earned. The liability recorded by the Company represents the total number of awards expected to be redeemed by Customers. The estimated incremental cost of an award includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The Company does not record a liability for partially earned Customer awards, although it expects that a portion of these partially earned awards will eventually turn into full awards. At December 31, 2009, the Company had approximately 10.3 million full or partial awards outstanding, of which approximately 7.9 million were partially earned awards. Considering historical and expected future spoilage of both flight credits and awards, the Company estimates that a liability associated with partially earned awards would not be material to the Company’s financial position at December 31, 2009, utilizing the incremental cost method of accounting for such awards.

The Company also sells frequent flyer credits and related services to companies participating in its frequent flyer program. Funds received from the sale of flight segment credits are accounted for under the residual method. Under this method, the Company has estimated that approximately 75 percent of the amount received per flight segment credit sold relates to free travel, and the remaining 25 percent associated with items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This apportionment of value between free travel and marketing services is estimated based on several factors, including fares, the habits of Customers in redeeming awards for free travel, and the contractual rate paid by companies for the flight segment credits. The amount estimated to be associated with free travel has historically been in a range of 75 percent to 82 percent. The estimated amounts associated with travel are deferred and recognized as “Passenger revenue” when the travel is estimated to be flown, along with the portion that expires unused. For the portion of funds received that is deemed not to be associated with future travel, the Company has determined that the period earned is the period in which the Company has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of the Company’s frequent flyer members. The estimated amount that is not associated with free travel is recognized in “Other revenue” in the period earned.

The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the liabilities associated with its frequent flyer program would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program. In addition, the sale-leaseback transactions entered into by the Company in December 2008 and in 2009 for a total of 16 aircraft, have lease payments that fluctuate based in part on changes in market interest rates. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company also operates 97 aircraft under operating and capital leases. However, except for the 16 aircraft that were sold and leased back in 2008 and 2009, the remainder of the Company’s leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.4 billion gallons of jet fuel in 2010. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s “Fuel and oil expense” by approximately $14 million per year, excluding any impact of the Company’s derivative instruments.

As of December 31, 2008, the Company held a net position of fuel derivative instruments that effectively represented a hedge of approximately ten percent of its anticipated jet fuel purchases for each year from 2010 through 2013. Prior to fourth quarter 2008, the Company had held fuel derivative instruments for a significant portion of its anticipated fuel purchases for these years; however, due to a precipitous decline in fuel prices, the Company significantly reduced its hedge in order to minimize fuel hedging losses related to further oil price declines and to minimize the potential for the Company to provide additional cash collateral deposits to counterparties. The Company accomplished this reduced hedge by entering into additional derivative contracts — through selling primarily fixed-price swap derivatives. The Company believes this strategy enabled it to participate in further price declines via the sold derivatives, which materially offset further declines in value of the Company’s previously purchased derivatives. Subsequently, in 2009, the Company again added to its hedging position related to future years’ expected fuel purchases. The total net fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2009, was a net liability of $147 million. This balance consists of a net liability of the market value of fuel derivative instruments totaling $477 million, net of $330 million in cash collateral that has been provided by the Company to its counterparties. The current portion of these financial derivative instruments, or $32 million, net of cash collateral provided, is classified as a component of “Accrued liabilities” in the Consolidated Balance Sheet. The long-term portion of these financial derivative instruments, or $115 million, net of cash collateral provided, is included in “Other deferred liabilities.” The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate ten-percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2009 (for all years from 2010 through 2013), prices would correspondingly change the fair value of the commodity derivative instruments in place by up to approximately $217 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2009, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2009, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds — cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or is posted by the Company if the value of derivatives is a liability to the Company. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2009, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C		D		E		Total
Fair value of fuel derivatives	$(199)	$(300)	$(27)		$18		$30		$(478)
Cash collateral held by CP	205	125	—		—		—		330
Aircraft collateral pledged to CP	—	183	—		—		—		183
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(75)		>(75)		N/A
	or >(700)	or >(582)
Cash is received from CP	>40	>150	>200	***	>125		N/A
Aircraft is pledged to CP	(300) to (700)	(125) to (582)	N/A		N/A		N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	zero	*	zero	*	zero	**
	or >(700)	or >(582)
Cash is received from CP	zero *	zero *	zero	*	zero	*	zero	**
Aircraft is pledged to CP	(300) to (700)	(125) to (582)	N/A		N/A		N/A

*	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
**	If either party is rated below investment grade by two of the three major rating agencies, a cash collateral agreement would be negotiated with the CP.
***	Thresholds may vary based on changes in credit ratings within investment grade.

At December 31, 2009, of the $330 million in cash collateral deposits with the above counterparties under these bilateral collateral provisions, $238 million has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities” and $92 million has been netted against current fuel derivative instruments within “Accrued liabilities” in the Consolidated Balance Sheet. Due to the terms of the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from market prices as of December 31, 2009, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $355 million in cash collateral to its current counterparties. See also Note 10 to the Consolidated Financial Statements.

The Company also has a cash collateral agreement with one of its counterparties associated with its outstanding interest rate swap agreements. Under this agreement, if the aggregate fair value of interest rate swaps outstanding is a liability, the Company becomes obligated to post collateral for the value of the liability in excess of $50 million. If the aggregate fair value of interest rate swaps outstanding is an asset, the counterparty becomes obligated to post collateral to the Company for the value of the asset in excess of $250 million. If either party’s credit rating were lowered to below investment grade, 100 percent cash collateral is required for both parties. As of December 31, 2009, the fair value of interest rate swap agreements outstanding with this counterparty was a net liability of $7 million, thus no collateral amounts had been posted. With other counterparties to which the Company has interest rate swap agreements, no cash collateral is required as long as credit ratings remain at investment grade. If either party’s credit rating were lowered to below investment grade, the threshold amount at which cash collateral is required for both parties would become zero, or in one case, the parties would then negotiate an agreement. With each of these other counterparties, the net fair value of the interest rate swap agreements outstanding at December 31, 2009, was either an asset to the Company or was immaterial.

Due to the significance of the Company’s fuel hedging program and the emphasis that it places on utilizing fuel derivatives to reduce its fuel price risk, the Company has created a system of governance and management oversight and has put in place a number of internal controls designed so that procedures are properly followed and accountability is present at the appropriate levels. For example, the Company has put in place controls designed to: (i) create and maintain a comprehensive risk management policy; (ii) provide for proper authorization by the appropriate levels of management; (iii) provide for proper segregation of duties; (iv) maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and (v) have key performance indicators in place in order to adequately measure the performance of its hedging activities. The Company believes the governance structure that it has in place is adequate given the size and sophistication of its hedging program.

Financial market risk

The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch and Standard & Poor’s, and a “Baa3” credit rating with Moody’s as of December 31, 2009. The Company's 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings were originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. This includes the Company’s $385 million 6.5% senior unsecured notes due 2012, the $350 million 5.25% senior unsecured notes due 2014, the $300 million 5.125% senior unsecured notes due 2017, the $100 million 7.375% senior unsecured debentures due 2027, the $400 million 10.5% secured notes due 2011, and the $300 million 5.75% senior unsecured Notes due 2016. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the notes or debentures that have been converted to a floating rate as previously noted, the Company had no fixed-rate senior unsecured notes outstanding at December 31, 2009. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2009:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$124	6.840%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	332	6.640%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	600	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $2.0 billion, and this debt had a weighted-average maturity of 5.2 years at floating rates averaging 5.4 percent for the twelve months ended December 31, 2009. In total, the Company’s fixed rate debt and floating rate debt represented 13.3 percent and 18.4 percent, respectively, of total noncurrent assets at December 31, 2009.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.1 billion, and short-term investments, which totaled $1.5 billion, at December 31, 2009. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, auction rate securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. However, as a result of turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical ten percent change in market interest rates as of December 31, 2009, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2009, were held constant throughout a 12-month period, a hypothetical ten percent change in those rates would correspondingly change the Company’s net earnings and cash flows associated with these items by less than $7 million. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2009, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a ten percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2009, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. Two of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating falls below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparties. As of December 31, 2009, there was no cash posted with these counterparties. The Company was in a net fuel hedge liability position with one of these counterparties at December 31, 2009. Assuming its credit rating were below investment grade as of that date, the Company would have been required to post approximately $27 million in cash collateral deposits with that counterparty.

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

As of December 31, 2009, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

(In millions, except share data)

	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,114	$1,368
Short-term investments	1,479	435
Accounts and other receivables	169	209
Inventories of parts and supplies, at cost	221	203
Deferred income taxes	291	365
Prepaid expenses and other current assets	84	73

Total current assets	3,358	2,653

Property and equipment, at cost:
Flight equipment	13,719	13,722
Ground property and equipment	1,922	1,769
Deposits on flight equipment purchase contracts	247	380

	15,888	15,871
Less allowance for depreciation and amortization	5,254	4,831

	10,634	11,040
Other assets	277	375

	$14,269	$14,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$668
Accrued liabilities	696	1,012
Air traffic liability	1,044	963
Current maturities of long-term debt	190	163

Total current liabilities	2,676	2,806

Long-term debt less current maturities	3,325	3,498
Deferred income taxes	2,207	1,904
Deferred gains from sale and leaseback of aircraft	102	105
Other non-current liabilities	493	802
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2009 and 2008	808	808
Capital in excess of par value	1,216	1,215
Retained earnings	4,983	4,919
Accumulated other comprehensive loss	(578)	(984)
Treasury stock, at cost: 64,820,703 and 67,619,062 shares in 2009 and 2008, respectively	(963)	(1,005)

Total stockholders’ equity	5,466	4,953

	$14,269	$14,068

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
OPERATING REVENUES:
Passenger	$9,892	$10,549	$9,457
Freight	118	145	130
Other	340	329	274

Total operating revenues	10,350	11,023	9,861
OPERATING EXPENSES:
Salaries, wages, and benefits	3,468	3,340	3,213
Fuel and oil	3,044	3,713	2,690
Maintenance materials and repairs	719	721	616
Aircraft rentals	186	154	156
Landing fees and other rentals	718	662	560
Depreciation and amortization	616	599	555
Other operating expenses	1,337	1,385	1,280

Total operating expenses	10,088	10,574	9,070

OPERATING INCOME	262	449	791

OTHER EXPENSES (INCOME):
Interest expense	186	130	119
Capitalized interest	(21)	(25)	(50)
Interest income	(13)	(26)	(44)
Other (gains) losses, net	(54)	92	(292)

Total other expenses (income)	98	171	(267)

INCOME BEFORE INCOME TAXES	164	278	1,058
PROVISION FOR INCOME TAXES	65	100	413

NET INCOME	$99	$178	$645

NET INCOME PER SHARE, BASIC	$.13	$.24	$.85

NET INCOME PER SHARE, DILUTED	$.13	$.24	$.84

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In millions, except per share amounts)	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2006	$808	$1,142	$4,307	$582	$(390)	$6,449
Purchase of shares of treasury stock	—	—	—	—	(1,001)	(1,001)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(150)	—	288	138
Tax benefit of options exercised	—	28	—	—	—	28
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss)
Net income	—	—	645	—	—	645
Unrealized gain on derivative instruments	—	—	—	636	—	636
Other	—	—	—	23	—	23

Total comprehensive income						1,304

Balance at December 31, 2007	$808	$1,207	$4,788	$1,241	$(1,103)	$6,941
Purchase of shares of treasury stock	—	—	—	—	(54)	(54)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(34)	—	152	118
Tax benefit of options exercised	—	(10)	—	—	—	(10)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss)
Net income	—	—	178	—	—	178
Unrealized (loss) on derivative instruments	—	—	—	(2,166)	—	(2,166)
Other	—	—	—	(59)	—	(59)

Total comprehensive income (loss)						(2,047)

Balance at December 31, 2008	$808	$1,215	$4,919	$(984)	$(1,005)	$4,953
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(22)	—	42	20
Tax benefit of options exercised	—	(13)	—	—	—	(13)
Share-based compensation	—	14	—	—	—	14
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss)
Net income	—	—	99	—	—	99
Unrealized gain on derivative instruments	—	—	—	366	—	366
Other	—	—	—	40	—	40

Total comprehensive income (loss)						505

Balance at December 31, 2009	$808	$1,216	$4,983	$(578)	$(963)	$5,466

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(In millions)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99	$178	$645
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	616	599	555
Unrealized loss on fuel derivative instruments	14	206	(353)
Deferred income taxes	72	56	328
Amortization of deferred gains on sale and leaseback of aircraft	(12)	(12)	(14)
Share-based compensation expense	13	18	37
Excess tax benefits from share-based compensation arrangements	(1)	—	(28)
Changes in certain assets and liabilities:
Accounts and other receivables	40	71	(38)
Other current assets	(27)	(21)	(73)
Accounts payable and accrued liabilities	59	(98)	149
Air traffic liability	81	32	131
Cash collateral received from (provided to) fuel derivative counterparties	(90)	(2,240)	1,460
Other, net	121	(310)	46

Net cash provided by (used in) operating activities	985	(1,521)	2,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(585)	(923)	(1,331)
Purchases of short-term investments	(6,106)	(5,886)	(5,086)
Proceeds from sales of short-term investments	5,120	5,831	4,888
Other, net	2	—	—

Net cash used in investing activities	(1,569)	(978)	(1,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	455	1,000	500
Proceeds from credit line borrowing	83	91	—
Proceeds from revolving credit facility	—	400	—
Proceeds from sale leaseback transactions	381	173	—
Proceeds from Employee stock plans	20	117	139
Payments of long-term debt and capital lease obligations	(86)	(55)	(122)
Payments of revolving credit facility	(400)	—	—
Payment of credit line borrowing	(97)	—	—
Payments of cash dividends	(13)	(13)	(14)
Repurchase of common stock	—	(54)	(1,001)
Excess tax benefits from share-based compensation arrangements	1	—	28
Other, net	(14)	(5)	(23)

Net cash provided by (used in) financing activities	330	1,654	(493)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(254)	(845)	823
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,368	2,213	1,390

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,114	$1,368	$2,213

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest, net of amount capitalized	$152	$100	$63
Income taxes	$5	$71	$94

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the Company) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2008, the Company’s cash collateral deposits related to fuel derivatives that have been provided to a counterparty have been adjusted to show a “net” presentation against the fair value of the Company’s fuel derivative instruments. The entire portion of cash collateral deposits as of December 31, 2008, $240 million, has been reclassified to reduce “Other deferred liabilities.” In the Company’s 2008 Form 10-K filing, these cash collateral deposits were presented “gross” and all were included as an increase to “Prepaid expenses and other current assets.” This change in presentation was made in order to comply with the requirements of Accounting Standards Codification (“ASC”) Subtopic 210-20 (originally issued as part of FIN 39-1, “Amendment of FASB Interpretation No. 39”), which was required to be adopted by the Company effective January 1, 2008. Following the Company’s 2008 Form 10-K filing on February 2, 2009, the Company became aware that the requirements of ASC Subtopic 210-20 had not been properly applied to its financial derivative instruments within the financial statements. The Company determined that the effect of this error was not material to its financial statements and disclosures taken as a whole, and decided to apply ASC Subtopic 210-20 prospectively beginning with its first quarter 2009 Form 10-Q. Also, in the Consolidated Statement of Cash Flows for the years ended December 31, 2008, and 2007, the Company has reclassified certain unrealized noncash gains and/or losses recorded on fuel derivative instruments and the cash collateral received from counterparties to its fuel hedging program, in order to conform to the current year presentation. The current presentation now displays these items as separate captions, rather than netting them within other line items as in prior periods. These reclassifications had no impact on net cash flows provided by operations.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on January 29, 2010.

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

Short-term and noncurrent investments

Short-term investments consist of investments with maturities of greater than three months but less than twelve months. These are primarily investment grade commercial paper issued by major corporations and financial institutions, short-term securities issued by the U.S. Government, certificates of deposit issued by domestic banks, and certain auction rate securities that will be redeemed during 2010. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates costs, except for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

$75 million in auction rate securities that are classified as trading securities as discussed in Note 11. For all short-term investments, at each reset period, the Company accounts for the transaction as “Proceeds from sales of short-term investments” for the security relinquished, and a “Purchase of short-investments” for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, are recognized in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheet. Realized net gains on specific investments, which totaled $3 million in 2009, $13 million in 2008, and $17 million in 2007, are reflected in “Interest income” in the accompanying Consolidated Statement of Income.

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2009, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2010. See Note 11 for further information. Noncurrent investments are included as a component of “Other assets” in the Consolidated Balance Sheet.

As of December 31, 2009 and 2008, the Company had provided cash collateral deposits to its fuel hedge counterparties totaling $330 million and $240 million, respectively. Although cash collateral amounts provided or held associated with fuel derivative instruments are not restricted in any way, investment earnings from these deposits generally must be remitted back to the entity that provided the deposit. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled. The amount of allowance for doubtful accounts as of December 31, 2009, 2008, and 2007 was immaterial. In addition, the provision for doubtful accounts and write-offs for 2009, 2008, and 2007 were immaterial.

Inventories

Inventories primarily consist of flight equipment expendable parts, materials, aircraft fuel, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2009, 2008, and 2007. In addition, the Company’s provision for obsolescence and write-offs for 2009, 2008, and 2007 was immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft are generally 10 to 15 percent and for ground property and equipment range from zero to 10 percent. Property under capital leases and related obligations is recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

When appropriate, the Company evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Excluding the impact of cash collateral deposits with counterparties, the Company continues to experience positive cash flow associated with its aircraft fleet, and there have been no impairments of long-lived assets recorded during 2009, 2008, or 2007.

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred. The Company has “power-by-the-hour” agreements related to virtually all of its aircraft engines with an external service provider. Under these agreements, which the Company has determined effectively transfer the risks associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Intangible assets

Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport and take-off and landing slots at New York’s LaGuardia International Airport. The rights to gates, which have a cost basis of approximately $60 million, are amortized on a straight-line basis over the expected useful life of the lease, approximately 20 years. The take-off and landing slots, which have a cost basis of approximately $7 million, are being amortized over the expected useful life of approximately 12 years. The accumulated amortization related to both the rights to gates and take-off and landing slots at December 31, 2009, and 2008, was $15 million and $12 million, respectively. The Company periodically assesses its intangible assets for impairment; however, no impairments have been noted.

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

Frequent flyer program

The Company records a liability for the estimated incremental cost of providing free travel under its Rapid Rewards frequent flyer program at the time an award is earned. The estimated incremental cost includes direct

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The Company does not accrue for partially earned frequent flyer awards. Due to the expected expiration of a portion of frequent flyer credits making up partial awards, not all of them will turn into useable award tickets. Likewise, not all award tickets will be redeemed for future travel.

The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits are accounted for using the residual method. Under this method, the Company has determined the portion of funds received for sale of flight segment credits that relate to free travel, currently estimated at 75 percent of the amount received per flight segment credit sold. These amounts are deferred and recognized as “Passenger revenue” when the ultimate free travel awards are flown or the credits expire unused. The remaining 25 percent of the amount received per flight segment credit sold (the residual), which is assumed not to be associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes on a monthly or quarterly basis, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This residual portion is recognized in “Other revenue” in the period earned, which the Company has determined is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2009, 2008, and 2007 was $204 million, $199 million, and $191 million, respectively.

Share-based Employee compensation

The Company has share-based compensation plans covering the majority of its Employee groups, including a plan covering the Company’s Board of Directors and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation based on its grant date fair value. See Note 14.

Financial derivative instruments

The Company accounts for financial derivative instruments at fair value and applies special hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and one floating-rate debt issuance to a fixed-rate. These interest rate hedges are accounted for as fair value hedges or as cash flow hedges.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices. Forward jet fuel prices are estimated through utilization of a statistical-based regression equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

For the effective portion of settled hedges, the Company records the associated gains or losses as a component of “Fuel and oil” expense in the Consolidated Statement of Income. For amounts representing ineffectiveness, as defined, or changes in fair value of derivative instruments for which hedge accounting is not applied, the Company records any gains or losses as a component of “Other (gains) losses, net”, in the Consolidated Statement of Income. Amounts that are paid or received associated with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) are classified as a component of “Other (gains) losses, net”, in the Consolidated Statement of Income in the period in which the instrument settles or expires. All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within “Changes in certain assets and liabilities.” See Note 10 for further information on hedge accounting and financial derivative instruments.

The Company classifies its cash collateral provided to or held from counterparties in a “net” presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 10 for further information.

Software capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software which ranges from five to ten years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.

Income taxes

The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, the Company evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before taxes. Penalties are recorded in “Other (gains) losses, net,” and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. For the year ended December 31, 2009, the Company recorded no interest related to uncertain tax positions.

Concentration Risk

Approximately 82 percent of the Company’s Employees are unionized and are covered by collective bargaining agreements. Historically, the Company has managed this risk by maintaining positive relationships with its Employees and its Employee’s Representatives. Employee groups that are under agreements that have become amendable and are currently in negotiations include its Aircraft Appearance Technicians and its Flight Dispatchers. The Company recently negotiated a Tentative Agreement with its Stock Clerks that will be voted on during 2010. The Company has no Employee group subject to agreements that become amendable during 2010.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

To manage risk associated with financial derivative instruments held, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also has agreements with counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. At December 31, 2009, the Company had provided $330 million in cash collateral deposits to its counterparties under these bilateral collateral provisions. Cash collateral deposits serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. See Note 10 for further information.

The Company operates an all-Boeing 737 fleet of aircraft. If the Company was unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing was unable or unwilling to provide adequate support for its products, the Company’s operations would be adversely impacted. In addition, the Company would be adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company is also dependent on a sole supplier for aircraft engines and would therefore also be materially adversely impacted in the event of a mechanical or regulatory issue associated with its engines. The Company considers its relationship with Boeing and other suppliers to be excellent and believes the advantages of operating a single fleet type outweigh the risks of such a strategy.

2. RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810 (originally issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010. The Company does not believe the adoption of ASC 810 will have a significant impact on its financial position, results of operations, cash flows, or disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company utilizes the accounting guidance provided in “Revenue Arrangements with Multiple Deliverables” in the timing of recognition of revenue associated with the sale of frequent flyer credits to business partners. See Note 1. Specifically, the Company applies the residual method, as currently allowed, but which will be prohibited under EITF 08-1. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

3. NET INCOME PER SHARE

The following table sets forth the computation of net income per share, basic and diluted:

(In millions, except per share amounts)	2009	2008	2007
Net income	$99	$178	$645

Weighted-average shares outstanding, basic	741	735	757
Dilutive effect of Employee stock options	—	4	11

Adjusted weighted-average shares outstanding, diluted	741	739	768

Net income per share, basic	$.13	$.24	$.85

Net income per share, diluted	$.13	$.24	$.84

The Company has excluded 79 million, 82 million, and 49 million shares from its calculations of net income per share, diluted, in 2009, 2008, and 2007, respectively, as they represent antidilutive stock options for the respective periods presented.

4. COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2009, the Company had the following contractual purchase commitments with Boeing for 737-700 aircraft deliveries:

	Firm	Options	Purchase Rights	Total	Commitment
					(In millions)
2010	10	—	—	10	$344
2011	10	7	—	17	450
2012	13	10	—	23	571
2013	19	4	—	23	634
2014	13	7	—	20	509
2015	14	3	—	17	444
2016	12	11	—	23	248
2017	—	17	—	17	—
Through 2018	—	—	54	54	—

Total	91	59	54	204	$3,200

The Company has the option, which must be exercised 18 months prior to the contractual delivery date, to substitute 737-600s or 737-800s for the 737-700s.

Contingencies

During the first quarter and early second quarter of 2008, the Company was named as a defendant in two putative class actions on behalf of persons who purchased air travel from the Company while the Company was allegedly in violation of FAA safety regulations. Claims alleged by the plaintiffs in these two putative class actions include breach of contract, breach of warranty, fraud/misrepresentation, unjust enrichment, and negligent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

and reckless operation of an aircraft. Also in connection with this incident, during the first quarter and early second quarter of 2008, the Company received four letters from Shareholders demanding the Company commence an action on behalf of the Company against members of its Board of Directors and any other allegedly culpable parties for damages resulting from an alleged breach of fiduciary duties owed by them to the Company. In August 2008, Carbon County Employees Retirement System and Mark Cristello filed a related Shareholder derivative action in Texas state court naming certain directors and officers of the Company as individual defendants and the Company as a nominal defendant. The derivative action claimed breach of fiduciary duty and sought recovery by the Company of alleged monetary damages sustained as a result of the purported breach of fiduciary duty, as well as costs of the action. A Special Committee appointed by the Independent Directors of the Company evaluated the Shareholder demands, and, in December 2009, the court approved a settlement submitted by the parties, which was immaterial to the Company. The Company believes the remaining class action lawsuits are immaterial to the Company’s financial position and without merit and intends to vigorously defend itself with respect to those lawsuits.

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

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during the first half of 2010, with completion scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorizes reimbursement of the Company of up to $75 million upon the issuance of bonds that will be used as funding for construction. As of December 31, 2009, the Company had spent a total of $31 million of its own funds on a portion of the LFMP project, and the Company has classified this amount as “Ground property and equipment” in its Consolidated Balance Sheet.

The Company has agreed to manage the majority of the LFMP project, and as a result, will be evaluating its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. As of the current time, the Company has not yet made a final determination of its accounting for the LFMP. It is currently expected that the bonds being utilized to finance the majority of the LFMP will be issued during early 2010, at which time the Company will be able to finalize its conclusions regarding its ongoing accounting treatment for the LFMP. It is also anticipated that the Company would guarantee principal, premium (if any), and interest on the bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

5. ACCRUED LIABILITIES

(In millions)	2009	2008
Retirement plans (Note 15)	$32	$86
Aircraft rentals	112	118
Vacation pay	190	175
Advances and deposits (Note 10)	32	23
Fuel derivative contracts	32	246
Workers compensation	130	122
Other	168	242

Accrued liabilities	$696	$1,012

6. REVOLVING CREDIT FACILITY AND SHORT-TERM BORROWING

During May 2009, the Company fully repaid the $400 million it had previously borrowed in 2008 under its former $600 million revolving credit facility. On September 29, 2009, the Company entered into a new $600 million unsecured revolving credit facility expiring in October 2012 and terminated the previous facility which would have expired in August 2010. At the Company’s option, interest on the new facility can be calculated on one of several different bases. The new facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined in the agreement. As of December 31, 2009, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

During 2008, as part of the Company’s agreement with a counterparty in which it has invested in auction rate security instruments, the Company received a loan that is secured by the auction rate security instruments from that counterparty. The balance of that loan was $75 million at December 31, 2009. See Note 11 for further information on the instruments and the agreement. The loan is callable by the counterparty at any time and was made to the Company at a cost that effectively offsets the interest earned on the auction rate security instruments. The loan is classified as a component of “Current maturities of long-term debt” in the accompanying Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

7. LONG-TERM DEBT

(In millions)	2009	2008
Credit line borrowing (Note 6)	$75	$91
Revolving Credit Facility (Note 6)	—	400
10.5% Notes due 2011	397	400
Term Loan Agreement due 2020	554	585
French Credit Agreements due 2012	21	26
6.5% Notes due 2012	400	410
5.25% Notes due 2014	373	391
5.75% Notes due 2016	292	300
5.125% Notes due 2017	330	358
French Credit Agreements due 2018	81	87
Term Loan Agreement due 2019 — 6.64%	320	—
Term Loan Agreement due 2019 — 6.84%	124	—
Pass Through Certificates	450	464
7.375% Debentures due 2027	110	133
Capital leases (Note 8)	25	39

	3,552	3,684
Less current maturities	190	163
Less debt discount and issuance costs	37	23

	$3,325	$3,498

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

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal that began August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent, and interest is payable quarterly, also beginning August 6, 2009. Concurrent with its entry into the term loan agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 6.64 percent. The Company used the proceeds from the term loan for general corporate purposes, including the repayment of the Company’s revolving credit facility.

On December 30, 2008, the Company sold $400 million of secured notes due 2011 in a private placement. The notes will mature on December 15, 2011, and bear interest at a fixed rate of 10.5 percent per annum. Interest on the notes is payable semi-annually, beginning June 15, 2009. The notes are secured by a first priority perfected security interest in a specified pool of 17 Boeing 737-700 aircraft granted under a single mortgage. The notes cannot be called by the Company prior to stated maturity. However, they are subject to redemption at par in certain circumstances involving a casualty loss of an aircraft securing the notes. The notes contain conventional events of default and acceleration provisions, but have no financial covenants. The Company used the net proceeds from the sale of the notes for general corporate purposes, including using a portion of the proceeds to provide cash collateral for some of the Company's fuel hedging arrangements. During fourth quarter 2009, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Company entered into a fixed-to-floating interest rate swap to convert the interest on these secured notes to a floating rate until their maturity. See Note 10 for further information on the Company’s fuel hedging arrangements and on the interest-rate swap agreement.

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

During December 2006, the Company issued $300 million senior unsecured notes due 2016. The notes bear interest at 5.75 percent, payable semi-annually in arrears, with the first payment made on June 15, 2007. The Company used the net proceeds from the issuance of the notes for general corporate purposes. During fourth quarter 2009, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

During February 2005, the Company issued $300 million senior unsecured notes due 2017. The notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment made on September 1, 2005. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest rate swap agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In September 2004, the Company issued $350 million senior unsecured notes due 2014. The notes bear interest at 5.25 percent, payable semi-annually in arrears on April 1 and October 1. Concurrently, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest rate swap agreement.

On March 1, 2002, the Company issued $385 million senior unsecured notes due March 1, 2012. The notes bear interest at 6.5 percent, payable semi-annually on March 1 and September 1. During 2003, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for further information.

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

On February 28, 1997, the Company issued $100 million of senior unsecured 7.375% debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for more information on the interest rate swap agreement.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $285 million at December 31, 2009.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.3 billion at December 31, 2009. In addition, the Company has pledged a total of up to 49 of its Boeing 737-700 aircraft as collateral in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements. At December 31, 2009, the Company’s net collateral obligation with these counterparties was $513 million, of which $330 million was in cash and $183 million was secured by aircraft.

As of December 31, 2009, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) for the five-year period ending December 31, 2014, were $190 million in 2010, $514 million in 2011, $493 million in 2012, $112 million in 2013, $461 million in 2014, and $1.7 billion thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

8. LEASES

The Company had nine aircraft classified as capital leases at December 31, 2009. The amounts applicable to these aircraft included in property and equipment were:

(In millions)	2009	2008
Flight equipment	$168	$168
Less accumulated depreciation	154	144

	$14	$24

On April 2, 2009, the Company closed the first tranche of a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of six of the Company’s Boeing 737-700 aircraft. In the first tranche, the Company sold three of its Boeing 737-700 aircraft for approximately $105 million and immediately leased the aircraft back for approximately 12 years. On May 19, 2009, the Company sold an additional three of its Boeing 737-700 aircraft for approximately the same amount and upon similar terms as in the first tranche. The proceeds received from the sale of these aircraft approximated the net book value of the aircraft.

On December 23, 2008, the Company entered into a two tranche sale and leaseback transaction with a third party aircraft lessor for the sale and leaseback of ten of the Company’s Boeing 737-700 aircraft. Under the first tranche of the transaction, which closed on December 23, 2008, the Company sold five of its Boeing 737-700 aircraft for a total of approximately $173 million and immediately leased the aircraft back for twelve years. The Company closed the second tranche of the transaction, providing for the sale and 16-year leaseback of the remaining five Boeing 737-700 aircraft upon similar terms (including proceeds), in January 2009. These two sale and leaseback transactions resulted in deferred gains of $21 million, which are being amortized over the terms of the leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Total rental expense for operating leases, both aircraft and other, charged to operations in 2009, 2008, and 2007 was $596 million, $527 million, and $469 million, respectively. The majority of the Company’s terminal operations space, as well as 88 aircraft, were under operating leases at December 31, 2009. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2009, were:

(In millions)	Capital leases	Operating leases
2010	$15	$414
2011	12	379
2012	—	333
2013	—	254
2014	—	222
After 2014	—	1,032

Total minimum lease payments	27	$2,634

Less amount representing interest	2

Present value of minimum lease payments	25
Less current portion	14

Long-term portion	$11

The aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9. EARLY RETIREMENT OFFERS

On April 16, 2009, the Company announced Freedom ’09, a one-time voluntary early retirement program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service. The purpose of this voluntary initiative and other initiatives was to right-size headcount in conjunction with the Company’s decision to reduce its capacity by approximately five percent in 2009, and to reduce costs. Virtually all of the Company’s Employees hired before March 31, 2008, were eligible to participate in the program. Participants’ last day of work will fall between July 31, 2009 and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis. The Company did not have a target for the number of Employees expected to accept the package.

A total of 1,404 Employees elected to participate in Freedom ‘09, consisting of the following breakdown among workgroups: 439 from Customer Support and Services, 464 from Ground Operations and Provisioning, 113 Flight Attendants, 20 Pilots, 91 from Maintenance, and 277 Managerial and Administrative Employees. In accordance with accounting guidance for voluntary termination benefits, the Company accrued total costs of approximately $66 million during third quarter 2009 upon acceptance of the retirement offer by Employees—all of which are reflected in salaries, wages, and benefits. Of this amount, approximately $42 million was paid out to Employees who left the Company prior to December 31, 2009, and the remaining $24 million will be paid out in 2010. The Company may need to replace some of the positions with newly hired Employees to meet operational demands; however, the Company expects that many of the positions will not be filled based on the Company’s recent capacity reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Project Early Departure was a voluntary early retirement program offered in July 2007 to eligible Employees, in which the Company offered a cash bonus of $25,000 plus medical/dental continuation coverage and travel privileges based on eligibility. A total of 608 out of approximately 8,500 eligible Employees elected to participate in the program. The participants’ last day of work fell between September 30, 2007 and April 30, 2008, based on the operational needs of particular work locations and departments. Project Early Departure resulted in a pre-tax, pre-profitsharing, charge of approximately $25 million during third quarter 2007, all of which had been paid out to participants as of December 31, 2009.

10. DERIVATIVE AND FINANCIAL INSTRUMENTS

Fuel contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed during 2009, 2008, and 2007 represented approximately 30 percent, 35 percent, and 30 percent of the Company’s operating expenses, respectively. The Company’s operating expenses have been extremely volatile in recent years due to dramatic increases and declines in energy prices. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program. Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel. However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio. Generally, when the Company perceives that prices are lower than historical or expected future levels, the Company prefers to use fixed price swap agreements and purchased call options. However, at times when the Company perceives that purchased call options have become too expensive, it may use more collar structures. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options, the Company cannot be in a liability position at settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges qualified or will qualify for special hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. For 2009, the Company had fuel derivatives in place related to approximately 27 percent of its fuel consumption. As of December 31, 2009, the Company had fuel derivative instruments in place to provide coverage on a large portion of its 2010 estimated fuel consumption at varying price levels. The Company had derivative contracts in place for approximately 50 percent of its estimated 2010 fuel consumption at prices beginning in the mid-$70 per barrel range up to approximately $100 per barrel of crude oil. The Company also recently sold some crude oil call options, which decreased its protection to effectively 20 percent of estimated consumption if market prices settle in the $100 to $120 per barrel range. The Company also added another layer of purchased crude oil call options to increase its protection to approximately 40 percent of estimated 2010 consumption if market prices exceed $120 per barrel. The following table provides information about the Company’s volume of fuel hedging for the years 2011 through 2013.

Period (by year)	Fuel hedged as of December 31, 2009 (gallons in millions)	Forecasted % of jet fuel consumption
2011	559	39%
2012	232	16%
2013	98	7%

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income (loss)” (AOCI) until the underlying jet fuel is consumed. See Note 12 for further information on AOCI. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the income statement. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the income statement in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs at which time these amounts would be reclassified to “Fuel and oil” expense. When the Company does have sold positions as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked-to-market value through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked-to-market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge, would remain until the underlying derivative instrument settles. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2009, 2008, or 2007.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s financial results. Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. The number of instances in which the Company has discontinued hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, has increased in recent years, primarily due to the foregoing factors. However, even though these derivatives may not qualify for special hedge accounting, the Company continues to hold the instruments as it believes they continue to afford the Company the opportunity to somewhat stabilize jet fuel costs.

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated by the Company. As required, the Company assesses the effectiveness of each of its individual hedges on a quarterly basis. The Company also examines the effectiveness of its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value at 12/31/09	Fair Value at 12/31/08	Fair Value at 12/31/09	Fair Value at 12/31/08
Derivatives designated as hedges
Fuel derivative contracts (gross)*	Accrued liabilities	$122	$94	$4	$19
Fuel derivative contracts (gross)*	Other deferred liabilities	225	40	10	522
Interest rate derivative contracts	Other assets	47	91	—	—
Interest rate derivative contracts	Other deferred liabilities	—	—	10	8

Total derivatives designated as hedges		$394	$225	$24	$549

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Accrued liabilities	$324	$387	$566	$708
Fuel derivative contracts (gross)*	Other deferred liabilities	302	266	870	530

Total derivatives not designated as hedges		$626	$653	$1,436	$1,238

Total derivatives		$1,020	$878	$1,460	$1,787

*	Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet Location	December 31,
(in millions)		2009	2008
Cash collateral deposits provided to counterparty — noncurrent	Offset against Other deferred liabilities	$238	$240
Cash collateral deposits provided to counterparty — current	Offset against Accrued liabilities	92	—
Due to third parties for settled fuel contracts	Accrued liabilities	15	16
Net unrealized losses from fuel hedges, net of tax	Accumulated other comprehensive loss	580	946

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations for the years ended December 31, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships
	(Gain) Loss Recognized in AOCI on Derivatives (effective portion)				(Gain) Loss Reclassified from AOCI into Income (effective portion) (a)				(Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
(in millions)	2009		2008		2009		2008		2009	2008
Fuel derivative contracts	$12	*	$1,528	*	$(378	)*	$(638	)*	$(91)	$128
Interest rate derivatives	(27	)*	46		—		—		—	—

Total	$(15)		$1,574		$(378)		$(638)		$(91)	$128

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	(Gain) Loss Recognized in Income on Derivatives
	Year Ended December 31,		Location of (Gain) Loss Recognized in Income on Derivatives
(in millions)	2009	2008
Fuel derivative contracts	$(117)	$(109)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2009, 2008, and 2007, respectively, of $148 million, $69 million, and $58 million. These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Included in the Company’s total net unrealized losses from fuel hedges as of December 31, 2009, are approximately $235 million in unrealized losses, net of taxes, that are expected to be realized in earnings during 2010. In addition, as of December 31, 2009, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $26 million, net of taxes. These net gains were recognized in 2009 and prior periods, and are reflected in “Retained earnings” as of December 31, 2009, but the underlying derivative instruments will not expire/settle until 2010 or future periods.

Interest rate swaps

Prior to 2009, the Company had entered into interest rate swap agreements related to its $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured debentures due 2027. During fourth quarter 2009, the Company also entered into interest rate swap agreements related to its $400 million of 10.5% secured notes due 2011 and its $300 million 5.75% senior unsecured Notes due 2016. The primary objective for the Company’s use of these interest rate hedges was to reduce the volatility of net interest income by better matching the repricing of its assets and liabilities. Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. These interest rate swap agreements qualify as fair value hedges, as defined in “Accounting for Derivative Instruments and Hedging Activities.” In addition, these interest rate swap agreements qualify for the “shortcut” method of accounting for hedges. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The following table contains the floating rates paid during 2009, based on actual and forward rates at December 31, 2009, under these agreements:

Debt instrument	Fixed rate associated with debt instrument	Average floating rate paid in 2009
$385 million Notes due 2012	6.5%	3.18%
$350 million Notes due 2014	5.25%	2.72%
$400 million Secured notes due 2011	10.5%	9.59%
$300 million Notes due 2016	5.75%	3.16%
$300 million Notes due 2017	5.125%	0.39%
$100 million Debentures due 2027	7.375%	2.48%

During 2008, the Company entered into an interest rate swap agreement concurrent with its entry into a twelve-year, $600 million floating-rate Term Loan Agreement. Under this swap agreement, which is accounted for as a cash flow hedge, the interest rate on the term loan is effectively fixed for its entire term at 5.223 percent and ineffectiveness is required to be measured each reporting period. Also, during 2009, concurrent with its entry into a $332 million term loan agreement, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the term loan for its entire term at 6.64 percent. The ineffectiveness associated with these hedges for 2008 and 2009 was not material.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $47 million are classified as a component of “Other assets” with a corresponding adjustment to the carrying value of the long-term debt. Agreements totaling a net liability of $10 million are classified as a component of “Other deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

liabilities.” The corresponding adjustment related to the net liability associated with the Company’s fair value hedges, is to the carrying value of the long-term debt. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedge is to “Accumulated other comprehensive income (loss).” This adjustment totaled $19 million, net of tax, at December 31, 2009. See Note 7.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date. These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2009, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2009, at which such postings are triggered:

Counterparty (CP)
(in millions)	A		B		C		D		E		Total
Fair value of fuel derivatives	$(199)		$(300)		$(27)		$18		$30		$(478)
Cash collateral held by CP	205		125		—		—		—		330
Aircraft collateral pledged to CP	—		183		—		—		—		183
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)		0 to (125)		>(75)		>(75)		N/A
	or >(700)		or >(582)
Cash is received from CP	>40		>150		>200	***	>125		N/A
Aircraft is pledged to CP	(300) to (700)		(125) to (582)		N/A		N/A		N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)		0 to (125)		zero	*	zero	*	zero	**
	or >(700)		or >(582)
Cash is received from CP	zero	*	zero	*	zero	*	zero	*	zero	**
Aircraft is pledged to CP	(300) to (700)		(125) to (582)		N/A		N/A		N/A

*	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
**	If either party is rated below investment grade by two of the three major rating agencies, a cash collateral agreement would be negotiated with the CP.
***	Thresholds may vary based on changes in credit ratings within investment grade.

The Company also has a cash collateral agreement with one of its counterparties associated with its outstanding interest rate swap agreements. Under this agreement, if the aggregate fair value of interest rates swaps outstanding is a liability, the Company becomes obligated to post collateral for the value of the liability in excess of $50 million. If the aggregate fair value of interest rates swaps outstanding is an asset, the counterparty becomes obligated to post collateral to the Company for the value of the asset in excess of $250 million. If either

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

party’s credit rating were lowered to below investment grade, each party is required to post cash collateral equal to 100 percent of the fair value of outstanding interest rate derivatives. As of December 31, 2009, the fair value of interest rate swap agreements outstanding with this counterparty was a net liability of $7 million, thus no collateral amounts had been posted. With other counterparties to which the Company has interest rate swap agreements, no cash collateral is required as long as credit ratings remain at investment grade. If either party’s credit rating were lowered to below investment grade, the threshold amount at which cash collateral is required for both parties would become zero, or in one case, the parties would then negotiate an agreement. With each of these other counterparties, the net fair value of the interest rate swap agreements outstanding at December 31, 2009, was either an asset to the Company or was immaterial.

Applicable accounting provisions require an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments. Entities may either select a “net” or a “gross” presentation. The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s policy differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date). If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments. At December 31, 2009, of the $330 million in cash collateral deposits posted with counterparties under its bilateral collateral provisions, $238 million has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities” and $92 million has been netted against current fuel derivative instruments within “Accrued liabilities” in the Consolidated Balance Sheet. At December 31, 2008, the entire $240 million in cash collateral deposits posted with counterparties under its bilateral collateral provisions has been netted against noncurrent fuel derivative instruments within “Other deferred liabilities.”

11. FAIR VALUE MEASUREMENTS

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments, certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available. This plan is a deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code. This plan is funded through qualifying Employee contributions and it impacts the Company’s earnings through changes in the fair value of plan assets.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the Consolidated Balance Sheet. At December 31, 2009, approximately $99 million of these instruments are classified as available for sale securities and $75 million are classified as trading securities. The $75 million classified as trading securities are subject to an agreement the Company entered into in December 2008, as discussed below, and are included in “Short-term investments” in the Consolidated Balance Sheet. In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. During fourth quarter 2009, the Company performed a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $17 million, with an offsetting entry to AOCI. The Company currently believes that this temporary decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government. In addition, for the $99 million in instruments classified as available for sale, these auction rate securities represented less than four percent of the Company’s total cash, cash equivalent, and investment balance at December 31, 2009. The range of maturities for the Company’s auction rate securities are from 9 years to 38 years. Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis. For the $75 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010. Part of this agreement also contains a line of credit in which the Company can borrow up to the par value of any outstanding securities as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty. This line of credit was fully drawn as of December 31, 2009. Both the put option and the auction rate instruments are being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

marked to market through earnings each period; however, these adjustments offset and had minimal impact on net earnings for the years ended December 31, 2009 and 2008. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities. Since that time, the Company has been able to sell $272 million of these instruments at par value in addition to the $75 million subject to the agreement to be settled at par in June 2010.

During first quarter 2009, the Company also entered into a $46 million line of credit agreement with another counterparty secured by approximately $92 million (par value) of its remaining auction rate security instruments purchased through that counterparty. This agreement allows the Company the ability to draw against the line of credit secured by the auction rate security instruments from that counterparty. As of December 31, 2009, the Company had made no borrowings against that available line of credit. The Company remains in discussions with its other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities. The Company has continued to earn interest on virtually all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to AOCI. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis at December 31, 2009 and 2008:

Description	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Cash equivalents	$1,114	$1,114	$—	$—
Short-term investments	1,479	1,404	—	75
Noncurrent investments (a)	99	—	—	99
Interest rate derivatives	47	—	47	—
Fuel derivatives (b)	1,221	—	373	848
Other available-for-sale securities	38	30	—	8

Total assets	$3,998	$2,548	$420	$1,030

Liabilities
Fuel derivatives (b)	$(1,698)		$(990)	$(708)
Interest rate derivatives	(10)		(10)	—

Total liabilities	$(1,708)		$(1,000)	$(708)

(a)	Included in “Other assets” in the Consolidated Balance Sheet.
(b)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $330 million in cash collateral provided to counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Description	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Cash equivalents	$1,368	$1,368	$—	$—
Short-term investments	435	397	—	38
Noncurrent investments (a)	162	—	—	162
Interest rate derivatives	83	—	83	—
Fuel derivatives (b)	788	—	406	382
Other available-for-sale securities	32	24	—	8

Total assets	$2,868	$1,789	$489	$590

Liabilities
Fuel derivatives (b)	$(1,780)		$(534)	$(1,246)

(a)	Included in “Other assets” in the Consolidated Balance Sheet
(b)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $240 million in cash collateral provided to counterparties.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Fuel Derivatives	Auction Rate Securities (a)	Other Securities	Total
Balance at December 31, 2007	$1,725	$—	$12	$1,737
Transfers to Level 3	—	463	—	463
Total gains or (losses) (realized or unrealized)
Included in earnings	205	—	(4)	201
Included in other comprehensive income	(2,233)	(11)	—	(2,244)
Purchases and settlements (net)	(561)	(252)	—	(813)

Balance at December 31, 2008	$(864)	$200 (b)	$8	$(656)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$105	$—	$(4)	$101

(a)	Includes those classified as short-term investments and noncurrent investments.
(b)	Includes $91 classified as trading securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Fuel Derivatives	Auction Rate Securities (a)	Other Securities	Total
Balance at December 31, 2008	$(864)	$200	$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	858	—	—	858
Included in other comprehensive income	(56)	(6)	—	(62)
Purchases and settlements (net)	202	(20)	—	182

Balance at December 31, 2009	$140	$174 (b)	$8	$322

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$699	$—	$—	$699

(a)	Includes those classified as short-term investments and noncurrent investments.
(b)	Includes $75 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed “effective,” are included in “Fuel and oil” expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.” See Note 10 for further information on hedging.

Any gains and losses (realized and unrealized) related to other investments are reported in “Other operating expenses,” and were immaterial for the years ended December 31, 2009, and 2008.

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at December 31, 2009 are contained in the below table. The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
Credit line borrowing (Note 6)	$75	$75
10.5% Notes due 2011	397	431
Term Loan Agreement due 2020	554	490
French Credit Agreements due 2012	21	21
6.5% Notes due 2012	400	422
5.25% Notes due 2014	373	379
5.75% Notes due 2016	292	289
5.125% Notes due 2017	330	316
French Credit Agreements due 2018	81	81
Term Loan Agreement due 2019 — 6.64%	320	330
Term Loan Agreement due 2019 — 6.84%	124	123
Pass Through Certificates	450	432
7.375% Debentures due 2027	110	109
Fuel derivative contracts*	(477)	(477)

*	Does not include the impact of cash collateral deposits provided to counterparties.

See Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

(In millions)	2009	2008	2007
Net income	$99	$178	$645
Unrealized gain (loss) on derivative instruments, net of deferred taxes of $226, ($1,358) and $408	366	(2,166)	636
Other, net of deferred taxes of $25, ($38) and $14	40	(59)	23

Total other comprehensive income (loss)	406	(2,225)	659

Comprehensive income (loss)	$505	$(2,047)	$1,304

A rollforward of the amounts included in “Accumulated other comprehensive income (loss)”, net of taxes for 2009, 2008, and 2007, is shown below:

(In millions)	Fuel hedge derivatives	Interest rate derivatives	Other	Accumulated other comprehensive income (loss)
Balance at December 31, 2007	$1,220	$—	$21	$1,241
2008 changes in fair value	(1,528)	(46)	(13)	(1,587)
Reclassification to earnings	(638)	—	—	(638)

Balance at December 31, 2008	$(946)	$(46)	$8	$(984)

2009 changes in fair value	(12)	27	13	28
Reclassification to earnings	378	—	—	378

Balance at December 31, 2009	$(580)	$(19)	$21	$(578)

13. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2009, the Company had 46 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 20 million shares had not been granted) through various share-based compensation arrangements. See Note 14.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

14. STOCK PLANS

Share-based Compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, a plan covering the Company’s Board of Directors, and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation utilizing the fair value recognition provisions of “Share-Based Payment.”

The Consolidated Statement of Income for the years ended December 31, 2009, 2008, and 2007 reflects share-based compensation cost of $13 million, $18 million, and $37 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2009, 2008, and 2007, was $1 million, $4 million, and $11 million, respectively.

Stock Plans

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering Employees not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair market value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of these collective bargaining plans. Options granted to Employees through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair market value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included under the heading of “Other Employee plans” have been approved by shareholders, except one plan covering non-management, non-contract Employees, which had options outstanding to purchase 4.5 million shares of the Company’s common stock as of December 31, 2009. The Company also has a shareholder-approved plan related to a past employment agreement with its Chairman Emeritus in which 501,000 stock options were outstanding as of December 31, 2009, all of which were fully vested. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

future volatility observations as determined by independent third parties. For 2009, 2008, and 2007 stock option grants, the Company has consistently estimated expected volatility utilizing a ratio of two-thirds implied future volatility and one-third historical volatility as of the grant date. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans for the current and prior years, as well as the range of fair values and weighted-average fair value of options granted for 2009, 2008, and 2007:

	2009	2008	2007
Wtd-average risk-free interest rate	4.9%	4.2%	3.7%
Range of risk-free interest rates	0.93% - 4.97%	0.9% - 5.13%	0.5% - 5.37%
Wtd-average expected life of option (years)	5.9	5.1	4.9
Range of expected life of options (years)	1.0 - 6.0	1.0 - 6.0	0.5 - 8.0
Wtd-average expected stock volatility	38%	25%	26%
Range of expected stock volatilities	36% - 38%	24% - 36%	24% - 27%
Wtd-average expected dividend yield	0.20%	0.11%	0.09%
Range of expected dividend yields	0.18% - 0.28%	0.10% - 0.20%	0.07% - 0.12%
Wtd-average stock option fair value	$3.03	$3.59	$4.28
Range of stock option fair values	1.33 - 3.03	$1.69 - $4.04	$0.67 - $6.33

Aggregated information regarding the Company’s stock option plans is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2006	80,210	$12.83
Granted	751	14.89
Exercised	(14,145)	7.17
Surrendered	(3,440)	16.11

Outstanding December 31, 2007	63,376	$13.93
Granted	505	12.71
Exercised	(5,933)	13.06
Surrendered	(2,536)	16.45

Outstanding December 31, 2008	55,412	$13.90
Granted	81	7.66
Exercised	(11)	8.25
Surrendered	(3,044)	16.29

Outstanding December 31, 2009	52,438	$13.75	2.1	$2

Vested or expected to vest at December 31, 2009	52,434	$13.75	2.1	$2
Exercisable at December 31, 2009	52,226	$13.74	2.1	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2006	32,194	$14.87
Granted	293	16.35
Exercised	(2,506)	8.45
Surrendered	(1,454)	16.49

Outstanding December 31, 2007	28,527	$15.37
Granted	1,642	12.13
Exercised	(2,447)	10.64
Surrendered	(1,233)	16.05

Outstanding December 31, 2008	26,489	$15.57
Granted	1,824	6.75
Exercised	(570)	10.36
Surrendered	(1,999)	14.05

Outstanding December 31, 2009	25,744	$15.17	4.1	$9

Vested or expected to vest at December 31, 2009	25,242	$15.18	4.1	$9
Exercisable at December 31, 2009	19,410	$15.99	3.3	$1

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2009, 2008, and 2007, was $1 million, $24 million, and $137 million, respectively. The total fair value of shares vesting during the years ended December 31, 2009, 2008, and 2007, was $12 million, $12 million, and $64 million, respectively. As of December 31, 2009, there was $22 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 8.0 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2009, 2008, and 2007, participants under the plan purchased 2.2 million shares, 1.3 million shares, and 1.3 million shares at average prices of $6.78, $11.29, and $13.30, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2009, 2008, and 2007, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $0.75, $1.25, and $1.48, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Company contributions to all defined contribution plans expensed in 2009, 2008, and 2007 were $203 million, $243 million, and $279 million, respectively.

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

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2009 and 2008:

(In millions)	2009	2008
APBO at beginning of period	$101	$88
Service cost	10	14
Interest cost	4	5
Benefits paid	(2)	(3)
Actuarial gain	(27)	(3)

APBO at end of period	$86	$101

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2009, would have the following effects:

(In millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$1		$(1)
Increase (decrease) in the APBO	$5		$(5)

The Company’s plans are unfunded, and benefits are paid as they become due. For 2009 and 2008, both benefits paid and Company contributions to the plans were each $3 million. Estimated future benefit payments expected to be paid for each of the next five years are $8 million each in 2010, 2011, and 2012, $9 million in 2013, $10 million in 2014, and $83 million for the next five years thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company follows the accounting recognition and disclosure provisions of “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to “Accumulated other comprehensive income (loss),” net of tax. The following table reconciles the funded status of the plan to the Company’s accrued postretirement benefit cost recognized in “Other deferred liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2009 and 2008.

(In millions)	2009	2008
Funded status	$(86)	$(101)
Unrecognized net actuarial gain	(54)	(32)
Unrecognized prior service cost	2	1
Accumulated other comprehensive income	52	31

Cost recognized on Consolidated Balance Sheet	$(86)	$(101)

During 2009, the Company recorded a $29 million actuarial gain as a decrease to the recognized obligation with the offset to “Accumulated other comprehensive income (loss).” This actuarial gain is included above and primarily resulted from changes in assumptions related to the estimated amount of unused sick time at retirement, estimated age of Employees at retirement, and a change in the expense attribution period for a specific Employee group.

The Company’s periodic postretirement benefit cost for the years ended December 31, 2009, 2008, and 2007, included the following:

(In millions)	2009	2008	2007
Service cost	$10	$14	$16
Interest cost	4	5	6
Amortization of prior service cost	1	2	2
Recognized actuarial gain	(7)	(3)	—

Net periodic postretirement benefit cost	$8	$18	$24

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. Actuarial gains are amortized utilizing the minimum amortization method. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2009	2008	2007
Wtd-average discount rate	4.80%	6.13%	5.75%
Assumed healthcare cost trend rate (1)	8.00%	8.00%	8.00%

(1)	The assumed healthcare cost trend rate is assumed to remain at 8.0% for 2010, then decline gradually to 5% by 2024 and remain level thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

16. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

(In millions)	2009	2008
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,893	$2,760
Other	40	29

Total deferred tax liabilities	2,933	2,789

DEFERRED TAX ASSETS:
Fuel derivative instruments	343	567
Deferred gains from sale and leaseback of aircraft	55	60
Capital and operating leases	38	47
Accrued employee benefits	220	211
Stock-based compensation	86	93
State taxes	70	69
Business partner income	77	81
Net operating losses and credit carrybacks	56	—
Other	72	86

Total deferred tax assets	1,017	1,214

Net deferred tax liability	$1,916	$1,575

The provision for income taxes is composed of the following:

(In millions)	2009	2008	2007
CURRENT:
Federal	$(24)	$23	$108
State	(1)	10	9

Total current	(25)	33	117
DEFERRED:
Federal	79	80	246
State	11	(13)	50

Total deferred	90	67	296

	$65	$100	$413

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In millions)	2009	2008	2007
Tax at statutory
U.S. tax rates	$58	$97	$370
Nondeductible items	5	10	6
State income taxes, net of federal benefit	6	(2)	38
Other, net	(4)	(5)	(1)

Total income tax provision	$65	$100	$413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

No reserves for uncertain income tax positions have been recorded based on the Company’s assessment of its tax positions.

The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2008 and 2009 tax years. The periods subject to examination for the Company’s state tax returns in California and Texas are years 2005 through 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2009 and 2008, and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas

January 29, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2009 and 2008, and the related consolidated statement of income, stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2009 of Southwest Airlines Co. and our report dated January 29, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas

January 29, 2010

QUARTERLY FINANCIAL DATA

(unaudited)

	THREE MONTHS ENDED
(In millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$2,357	$2,616	$2,666	$2,712
Operating income (loss)	(50)	123	22	167
Income (loss) before income taxes	(107)	107	(20)	185
Net income (loss)	(91)	91	(16)	116
Net income (loss) per share, basic	(.12)	.12	(.02)	.16
Net income (loss) per share, diluted	(.12)	.12	(.02)	.16

	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$2,530	$2,869	$2,891	$2,734
Operating income	88	205	86	70
Income (loss) before income taxes	37	529	(205)	(83)
Net income (loss)	34	321	(120)	(56)
Net income (loss) per share, basic	.05	.44	(.16)	(.08)
Net income (loss) per share, diluted	.05	.44	(.16)	(.08)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).The Company’s internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. On October 14, 2009, the Company determined that its financial statements for the three and six months ended June 30, 2009, contained an error with respect to one rule within Accounting Standards Codification (“ASC”) Topic 815 and that this error arose from a material weakness in the Company’s internal control over financial reporting. Specifically, to facilitate the implementation of new hedge accounting software, in April 2009, existing hedging instruments were de-designated and re-designated as new hedges. Included in the re-designation, however, were certain derivative instruments that were in a net written option position that did not qualify as hedges according to paragraph 94 of ASC Subtopic 815-20-25. Therefore, the Company determined that it did not maintain effective controls to ensure the proper application of paragraph 94 of ASC Subtopic 815-20-25. In response, during the quarter ended December 31, 2009, the Company changed its internal control over financial reporting to implement the following:

•	Increased staffing of the Company’s financial reporting department;

•	Enhanced education of the Company’s financial reporting staff;

•	Incorporation of expanded explicit instructions and guidance into the Company’s future hedge documentation regarding the types of instruments that cannot qualify for special hedge accounting;

•	Additional periodic recurrent training of the Company’s financial reporting staff by external experts; and

•

Revision of the Company’s fuel hedging policy to require that any change to the Company’s methodologies for recording hedge-related accounting transactions be pre-approved by the Company’s Chief Financial Officer.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Ethics, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees, are available on the Company’s website, www.southwest.com. Copies of these documents are also available upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to, or waivers from, its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller on the Company’s website, at www.southwest.com, under the “About Southwest” caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	21,730,107	$14.88	10,312,687	(1)
Equity Compensation Plans not Approved by Security Holders	56,953,771	$13.91	9,684,414
Total	78,683,878	$14.18	19,997,101

*	As adjusted for stock splits.
(1)	Of these shares, 2,293,180 shares remained available under the Company’s 2007 Equity Incentive Plan for issuance as a result of option exercises as well as in settlement of awards of restricted stock and restricted stock units.

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

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

    3. Exhibits:

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007.

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

The Company is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on

Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File no. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File no. 1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (1)

10.4	Southwest Airlines Co. 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.5	Southwest Airlines Co. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.6	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.7	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.8	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.9	Employment Contract between the Company and Gary C. Kelly, effective as of July 15, 2007, and amended and restated November 20, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.10	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.11	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.12	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.14	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53610)). (1)

10.15	Southwest Airlines Co. 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to the Southwest Airlines Co. 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.16	Southwest Airlines Co. 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to the Southwest Airlines Co. 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to the Southwest Airlines Co. 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.18	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.19	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.20	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.21	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.22	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.23	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-104245)).

10.24	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.25	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)). (1)

10.26	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (1)

10.27	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.28	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.29	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.30	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.31	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

10.32	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Bank, N.A. as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-7259)).

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
January 29, 2010

	By:	/s/ LAURA WRIGHT
Laura Wright
Senior Vice President Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 29, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GARY C. KELLY Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)

/s/ LAURA WRIGHT Laura Wright	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ DAVID W. BIEGLER David W. Biegler	Director

/s/ C. WEBB CROCKETT C. Webb Crockett	Director

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director

/s/ JOHN G. DENISON John G. Denison	Director

/s/ TRAVIS C. JOHNSON Travis C. Johnson	Director

/s/ NANCY B. LOEFFLER Nancy B. Loeffler	Director

/s/ JOHN T. MONTFORD John T. Montford	Director

/s/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director

INDEX TO THE EXHIBITS

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007.

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

The Company is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of its total consolidated assets. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on

Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File no. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File no. 1-7259)).

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (1)

10.4	Southwest Airlines Co. 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.5	Southwest Airlines Co. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.6	Southwest Airlines Co. 1995 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

10.7	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.8	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (1)

10.9	Employment Contract between the Company and Gary C. Kelly, effective as of July 15, 2007, and amended and restated November 20, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.10	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.11	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.12	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.13	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.14	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53610)). (1)

10.15	Southwest Airlines Co. 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-52388)); Amendment No. 1 to the Southwest Airlines Co. 2000 Aircraft Appearance Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.16	Southwest Airlines Co. 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-52390)); Amendment No. 1 to the Southwest Airlines Co. 2000 Stock Clerks Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53616)); Amendment No. 1 to the Southwest Airlines Co. 2000 Flight Simulator Technicians Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.18	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.19	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.20	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.21	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.22	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.23	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-104245)).

10.24	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.25	Southwest Airlines Co. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 16, 2007 (File No. 1-7259)). (1)

10.26	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (1)

10.27	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.28	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.29	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.30	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (1)

10.31	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

10.32	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Bank, N.A. as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-7259)).

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.