Form 10-Q
period 2010-03-31
SOUTHWEST AIRLINES CO
filed 2010-04-26
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Number of shares of Common Stock outstanding as of the close of business on April 20, 2010: 744,447,409

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009
Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS		(As adjusted-Note 2)
Current assets:
Cash and cash equivalents	$1,110	$1,114
Short-term investments	1,663	1,479
Accounts and other receivables	235	169
Inventories of parts and supplies, at cost	227	221
Deferred income taxes	291	291
Prepaid expenses and other current assets	95	84
Total current assets	3,621	3,358

Property and equipment, at cost:
Flight equipment	13,824	13,719
Ground property and equipment	1,965	1,922
Deposits on flight equipment purchase contracts	234	247
	16,023	15,888
Less allowance for depreciation and amortization	5,402	5,254
	10,621	10,634
Other assets	288	277
	$14,530	$14,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$690	$746
Accrued liabilities	657	715
Air traffic liability	1,400	1,044
Current maturities of long-term debt	170	190
Total current liabilities	2,917	2,695

Long-term debt less current maturities	3,305	3,325
Deferred income taxes	2,250	2,200
Deferred gains from sale and leaseback of aircraft	98	102
Other non-current liabilities	423	493
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,219	1,216
Retained earnings	4,973	4,971
Accumulated other comprehensive loss	(518)	(578)
Treasury stock, at cost	(945)	(963)
Total stockholders' equity	5,537	5,454
	$14,530	$14,269

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2010	2009

OPERATING REVENUES:
Passenger	$2,495	$2,252
Freight	30	30
Other	105	75
Total operating revenues	2,630	2,357
OPERATING EXPENSES:
Salaries, wages, and benefits	864	836
Fuel and oil	821	698
Maintenance materials and repairs	166	184
Aircraft rentals	47	45
Landing fees and other rentals	190	166
Depreciation and amortization	154	150
Other operating expenses	334	328
Total operating expenses	2,576	2,407
OPERATING INCOME (LOSS)	54	(50)
OTHER EXPENSES (INCOME):
Interest expense	41	44
Capitalized interest	(5)	(6)
Interest income	(3)	(4)
Other (gains) losses, net	4	23
Total other expenses (income)	37	57

INCOME (LOSS) BEFORE INCOME TAXES	17	(107)
PROVISION (BENEFIT) FOR INCOME TAXES	6	(16)

NET INCOME (LOSS)	$11	$(91)

NET INCOME (LOSS) PER SHARE, BASIC	$.01	$(.12)

NET INCOME (LOSS) PER SHARE, DILUTED	$.01	$(.12)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	743	740
Diluted	744	740

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11	$(91)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	154	150
Unrealized loss on fuel derivative instruments	21	70
Deferred income taxes	12	(21)
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(3)
Share-based compensation expense	3	3
Excess tax benefits from share-based
compensation arrangements	2	3
Changes in certain assets and liabilities:
Accounts and other receivables	(67)	(22)
Other current assets	(18)	10
Accounts payable and accrued liabilities	(85)	-
Air traffic liability	356	288
Cash collateral received from (provided to) fuel
derivative counterparties	5	(60)
Other, net	(18)	(41)
Net cash provided by operating activities	373	286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(139)	(85)
Purchases of short-term investments	(1,380)	(1,697)
Proceeds from sales of short-term investments	1,197	1,144
Net cash used in investing activities	(322)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	-	173
Proceeds from Employee stock plans	12	4
Payments of long-term debt and capital lease obligations	(60)	(35)
Payments of cash dividends	(7)	(7)
Excess tax benefits from share-based
compensation arrangements	(2)	(3)
Other, net	2	(3)
Net cash provided by (used in) financing activities	(55)	129

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4)	(223)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,114	1,368
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,110	$1,145

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$34	$36
Income taxes	$-	$1

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2010 and 2009, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, can be seasonal in nature.  In many years, the Company’s revenues, as well as its overall financial performance, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s results in certain fiscal periods.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2009, the Company has reclassified certain unrealized noncash gains recorded on fuel derivative instruments and the cash collateral received from counterparties to its fuel hedging program, in order to conform to the current year presentation.  These reclassifications had no impact on net cash flows provided by operations.  Also see Note 2.

2.   ACCOUNTING CHANGE

Effective January 1, 2010, the Company made a change in its accounting for frequent flyer benefits to begin accruing for partially earned frequent flyer awards as part of the Company’s incremental cost method of accounting for frequent flyer benefits.  The term partial awards refers to credits earned by Customers for flights taken on Southwest Airlines that in the aggregate total less than 16, the number required to earn an award for free travel.  Previously, the Company only accrued for fully earned frequent flyer awards.  Although the prior policy is an acceptable method under accounting principles generally accepted in the United States, the Company believes accruing for partially earned awards is preferable to its former method because it is a better representation of the Company’s liability as awards are in the process of being earned since a portion of the partially earned awards will eventually turn into fully earned awards.  Additionally, accruing for partially earned awards is more consistent with the Company’s accounting for fully earned awards, and it is consistent with the accounting policy used by several of the Company’s competitors that utilize the incremental cost approach to account for frequent flyer awards.

In accordance with accounting requirements associated with voluntary changes in accounting, the comparative unaudited Condensed Consolidated Balance Sheet has been adjusted to apply the new method of accounting retrospectively.  The adjustment from the change in accounting principle at December 31, 2009 was as follows:

(i)   Accrued liabilities increased $19 million;
(ii)  Deferred income tax liability decreased $7 million; and
(iii) Retained earnings decreased $12 million.

The Company’s unaudited Condensed Consolidated Statement of Operations and unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009, were not retrospectively adjusted as the impact was immaterial.  In addition, this elective change in accounting did not have a material impact on the Company’s earnings or cash flows for the three months ended March 31, 2010.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”).  Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities.  ASC 810 is effective for calendar yearend companies beginning on January 1, 2010.  The Company adopted the standard for the interim period ended March 31, 2010.  There was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”  EITF 08-1 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer credits to business partners.  Specifically, the Company applies the residual method, as currently allowed, but which will be prohibited under EITF 08-1.  EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim period ended March 31, 2010.  See Note 10.

4.      NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended March 31,
	2010	2009

NUMERATOR:
Net income (loss)	$11	$(91)

DENOMINATOR:
Weighted-average shares
outstanding, basic	743	740
Dilutive effect of Employee stock
options	1	-
Adjusted weighted-average shares
outstanding, diluted	744	740

NET INCOME (LOSS) PER SHARE:
Basic	$.01	$(.12)

Diluted	$.01	$(.12)

The Company has excluded 75 million shares from its calculation of net income per share, diluted, for the three months ended March 31, 2010, as they represent antidilutive stock options.

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Jet fuel and oil consumed during first quarter 2010 and 2009 represented approximately 32 percent and 29 percent of the Company’s operating expenses, respectively.  The Company’s operating expenses have been extremely volatile in recent years due to dramatic increases and declines in energy prices.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges qualified or will qualify for special hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For first quarter 2010, the Company had fuel derivatives in place related to approximately 47 percent of its fuel consumption.  As of March 31, 2010, the Company had fuel derivative instruments in place to provide coverage on a large portion of its remaining 2010 estimated fuel consumption at varying price levels.  For the remainder of 2010, the Company currently has fuel derivative contracts in place for approximately 44 percent of estimated fuel consumption at prices up to approximately $100 per barrel.  Coverage falls to approximately 17 percent if market prices settle in the $100 to $120 per barrel range and increases to approximately 36 percent if market prices exceed $120 per barrel.  The following table provides information about the Company’s volume of fuel hedging for the remainder of 2010 (including first quarter actuals), as well as the years 2011 through 2013.

	Fuel hedged as	Forecasted %
	of March 31, 2010	of jet fuel
Period (by year)	(gallons in millions)	consumption
2010	543	38	% *
2011	489	35%
2012	522	37%
2013	98	7%

* Coverage declines to approximately 20 percent above $100 per barrel, then increases to 35 percent above $120 per barrel.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (AOCI) until the underlying jet fuel is consumed.  See Note 6.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the income statement.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the income statement in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to “Fuel and oil” expense.  When the Company does have sold derivative positions as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked-to-market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked-to-market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge, would remain until the underlying derivative instrument settles.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during first quarter 2010 or 2009.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  However, even though derivatives may not qualify for special hedge accounting, the Company continues to hold the instruments as it believes they continue to afford the Company the opportunity to somewhat stabilize jet fuel costs.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value at 3/31/10	Fair Value at 12/31/09	Fair Value at 3/31/10	Fair Value at 12/31/09

Derivatives designated as hedges
Fuel derivative contracts (gross)*	Accrued liabilities	$156	$122	$15	$4
Fuel derivative contracts (gross)*	Other deferred liabilities	219	225	19	10
Interest rate derivative contracts	Other assets	56	47	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	3	10

Total derivatives designated as hedges		$431	$394	$37	$24

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Accrued liabilities	$300	$324	$534	$566
Fuel derivative contracts (gross)*	Other deferred liabilities	293	302	797	870

Total derivatives not designated as hedges		$593	$626	$1,331	$1,436

Total derivatives		$1,024	$1,020	$1,368	$1,460
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	Location	2010	2009
Cash collateral deposits provided to counterparty - noncurrent	Offset against Other deferred liabilities	$225	$238
Cash collateral deposits provided to counterparty - current	Offset against Accrued liabilities	100	92
Due to third parties for settled fuel contracts	Accrued liabilities	10	15
Net unrealized losses from fuel hedges, net of tax	Accumulated other comprehensive loss	521	580

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
(in millions)	2010		2009		2010		2009		2010	2009

Fuel derivative contracts	$(16	) *	$52	*	$75	*	$110	*	$(4)	$16
Interest rate derivatives	1	*	(5	) *	-		-		-	-

Total	$(15)		$47		$75		$110		$(4)	$16
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended March 31,		Location of (Gain) Loss Recognized in Income
(in millions)	2010	2009	on Derivatives

Fuel derivative contracts	$(23)	$(27)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during first quarter 2010 and 2009, respectively, of $31 million and $32 million.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of March 31, 2010, are approximately $194 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2010.  In addition, as of March 31, 2010, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $12 million, net of taxes.  These net gains were recognized in first quarter 2010 and prior periods, and are reflected in “Retained earnings” as of March 31, 2010, but the underlying derivative instruments will not expire/settle until later periods of 2010 or future years.

Interest rate swaps

The Company has entered into interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Interest rate swap agreements related to the following are accounted for as fair value hedges: the Company’s  $385 million 6.5% senior unsecured notes due 2012, its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, its $100 million 7.375% senior unsecured debentures due 2027, its $400 million 10.5% secured notes due 2011, and its $300 million 5.75% senior unsecured notes due 2016.  Under each of these interest rate swap agreements, the Company pays the London InterBank Offered Rate (LIBOR) plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due.  These interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.

The Company’s interest rate swap agreements related to its twelve-year, $600 million floating-rate term loan due 2020 and its $332 million term loan due 2019 are accounted for as cash flow hedges.  These swap agreements effectively fix the interest rates on the term loans for their entire term.  The $600 million term loan due 2020 is fixed at 5.223 percent and the $332 million term loan due 2019 is fixed at 6.64 percent.  For both of these hedges, ineffectiveness is required to be measured each reporting period.  The ineffectiveness associated with these hedges for all periods presented was not material.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet.  Agreements totaling an asset of $56 million are classified as a component of “Other assets” with a corresponding adjustment to the carrying value of the long-term debt.  Agreements totaling a net liability of $3 million are classified as a component of “Other deferred liabilities.”  The corresponding adjustment related to a net asset associated with the Company’s fair value hedges is to the carrying value of the long-term debt. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedge is to AOCI.  The cumulative balance in AOCI related to these cash flow hedges was $20 million, net of tax, at March 31, 2010.  See Note 6.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At March 31, 2010, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.  The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2010, at which such postings are triggered:

Counterparty (CP)
	A	B	C	D	E	Total
(in millions)
Fair value of fuel derivatives	$(176)	$(267)	$(16)	$26	$36	$(397)
Cash collateral held by CP	200	125	-	-	-	325
Aircraft collateral pledged to CP	-	159	-	-	-	159
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(75)	>(75)	N/A
	or >(700)	or >(554)
Cash is received from CP	>40	>150	>200 ***	>125 ***	N/A
Aircraft is pledged to CP	(300) to (700)	(125) to (554)	N/A	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	*	*	**
	or >(700)	or >(554)
Cash is received from CP	*	*	*	*	**
Aircraft is pledged to CP	(300) to (700)	(125) to (554)	N/A	N/A	N/A

* Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
** If either party is rated below investment grade by two of the three major rating agencies, a cash collateral agreement would be negotiated with the CP.
*** Thresholds may vary based on changes in credit ratings within investment grade.

The Company also has a cash collateral agreement with one of its counterparties associated with its outstanding interest rate swap agreements.  With other counterparties to which the Company has interest rate swap agreements, no cash collateral is required as long as credit ratings remain at investment grade.  With each of these other counterparties, the net fair value of the interest rate swap agreements outstanding at March 31, 2010, was either an asset to the Company or was immaterial.

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

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2010 and 2009, were as follows:

	Three months ended March 31,
(In millions)	2010	2009

Net income (loss)	$11	$(91)
Unrealized gain (loss) on derivative instruments,
net of deferred taxes of $39 and $36	59	58
Other, net of deferred taxes of $0 and $3	1	4
Total other comprehensive income	60	62

Comprehensive income (loss)	$71	$(29)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2010 and 2009:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2009	$(580)	$(19)	$21	$(578)
2010 changes in fair value	(16)	(1)	2	(15)
Reclassification to earnings	75	-	-	75
Balance at March 31, 2010	$(521)	(20)	23	$(518)

7. ACCRUED LIABILITIES

	March 31,	December 31,
(In millions)	2010	2009
		(As adjusted-Note 2)
Retirement plans	$38	$32
Aircraft rentals	74	112
Vacation pay	193	190
Advances and deposits	29	32
Fuel derivative contracts	-	32
Workers compensation	135	130
Other	188	187
Accrued liabilities	$657	$715

8.      DIVIDENDS

During the three month period ended March 31, 2010, dividends of $.0045 per share were declared on the 744 million shares of Common Stock then outstanding.  During the three month period ended March 31, 2009, dividends of $.0045 per share were declared on the 740 million shares of Common Stock then outstanding.

9.      COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS).

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during mid-2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorizes reimbursement to the Company of up to $75 million for early LFMP expenditures the Company has incurred from April 25, 2008, until the issuance of bonds that will be used as funding for ongoing construction.  The source of such reimbursement will be the proceeds of those bonds.  As of March 31, 2010, the Company had spent a total of $41 million of its own funds on a portion of the LFMP project, and the Company has classified this amount as “Ground property and equipment” in its unaudited Condensed Consolidated Balance Sheet.

The Company has agreed to manage the majority of the LFMP project, and as a result, will be evaluating its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  As of the current time, the Company has not yet made a final determination of its accounting for the LFMP.  It is currently expected that the bonds being utilized to finance the majority of the LFMP will be issued during second quarter 2010, at which time the Company will be able to finalize its conclusions regarding its ongoing accounting treatment for the LFMP.  The Company will guaranty principal, premium (if any), and interest on the bonds.

10.      FAIR VALUE MEASUREMENTS

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

As of March 31, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  Fuel derivative instruments include both swaps as well as different types of option contracts, whereas interest rate derivatives consist of swap agreements.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts.  Because certain of the inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3.  The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At March 31, 2010, approximately $100 million of these instruments are classified as available for sale securities and $59 million are classified as trading securities. The $59 million classified as trading securities are subject to an agreement with the counterparty, as discussed below, and are included in “Short-term investments” in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value as of March 31, 2010, the Company has recorded a temporary unrealized decline in fair value of $15 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, for the $100 million in instruments classified as available for sale, these auction rate securities represented less than four percent of the Company’s total cash, cash equivalent, and investment balance at March 31, 2010.  The range of maturities for the Company’s auction rate securities are from 9 years to 38 years.  Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis. For the $59 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  Part of this agreement also contains a line of credit in which the Company can borrow up to the par value of any outstanding securities as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty.  This line of credit was fully drawn as of March 31, 2010.  Both the put option and the auction rate instruments are being marked to market through earnings each period; however, these adjustments offset and had minimal impact on net earnings for all periods presented.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $289 million of these instruments at par value in addition to the $59 million subject to the agreement to be settled at par in June 2010.

The Company remains in discussions with its remaining counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining auction rate securities.  The Company has continued to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to AOCI. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,110	$1,110	$-	$-
Short-term investments:
Treasury Bills	1,339	1,339	-	-
Certificates of Deposit	265	265	-	-
Auction Rate Securities	59	-	-	59
Noncurrent investments (a)	100	-	-	100
Interest rate derivatives	56	-	56	-
Fuel derivatives (b):
Swap contracts	352	-	352	-
Option Contracts	616	-	-	616
Other available-for-sale securities	40	32	-	8
Total assets	$3,937	$2,746	$408	$783

Liabilities
Fuel derivatives (b):
Swap contracts	$(927)		$(927)	$-
Option Contracts	(438)		-	(438)
Interest rate derivatives	(3)		(3)	-
Total liabilities	$(1,368)		$(930)	$(438)
(a) Auction rate securities included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $325 million in cash collateral provided to counterparties.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,114	$1,114	$-	$-
Short-term investments
Treasury Bills	1,279	1,279
Certificates of Deposit	125	125
Auction Rate Securities	75			75
Noncurrent investments (a)	99	-	-	99
Interest rate derivatives	47	-	47	-
Fuel derivatives (b)
Swap contracts	373		373
Option Contracts	848			848
Other available-for-sale securities	38	30	-	8
Total assets	$3,998	$2,548	$420	$1,030

Liabilities
Fuel derivatives (b)
Swap contracts	$(990)		$(990)	$-
Option Contracts	(708)			(708)
Interest rate derivatives	(10)		(10)	-
Total liabilities	$(1,708)		$(1,000)	$(708)
(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $330 million in cash collateral provided to counterparties.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2010.  The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at December 31, 2009	$140	$174	(b)	$8	$322
Total gains or (losses) (realized or unrealized)
Included in earnings	22	2			24
Included in other comprehensive income	(17)	(1)			(18)
Purchases	73				73
Sales	(39)	(16)			(55)
Settlements	(1)				(1)
Balance at March 31, 2010	$178	$159	(b)	$8	$345

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at March 31, 2010	$26	$-		$-	$26

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $59 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed “effective,” are included in “Fuel and oil” expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.”  See Note 5 for further information on hedging.

Any gains and losses (realized and unrealized) related to other investments are reported in “Other operating expenses,” and were immaterial for the three months ended March 31, 2010, and 2009.

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at March 31, 2010 are contained in the below table.  The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
Credit line borrowing (Note 6)	$59	$59
10.5% Notes due 2011	400	452
Term Loan Agreement due 2020	514	460
Term Loan Agreement due 2019 - 6.64%	313	324
Term Loan Agreement due 2019 - 6.84%	119	122
French Credit Agreements due 2012	20	20
6.5% Notes due 2012	402	424
5.25% Notes due 2014	378	390
5.75% Notes due 2016	296	303
5.125% Notes due 2017	335	330
French Credit Agreements due 2017	124	124
Pass Through Certificates	437	440
7.375% Debentures due 2027	111	111
Fuel derivative contracts	(397)	(397)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Consolidated Operating Statistics

Relevant Southwest comparative operating statistics for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009	Change
Revenue passengers carried	19,976,835	19,759,690	1.1%
Enplaned passengers	23,694,464	23,049,990	2.8%
Revenue passenger miles (RPMs) (000s)	17,161,713	16,891,629	1.6%
Available seat miles (ASMs) (000s)	22,619,460	24,171,675	(6.4)%
Load factor	75.9%	69.9%	6.0 pts
Average length of passenger haul (miles)	859	855	0.5%
Average aircraft stage length (miles)	633	635	(0.3)%
Trips flown	261,892	279,135	(6.2)%
Average passenger fare	$124.90	$113.97	9.6%
Passenger revenue yield per RPM (cents)	14.54	13.33	9.1%
Operating revenue yield per ASM (cents)	11.63	9.75	19.3%
Operating expenses per ASM (cents)	11.39	9.96	14.4%
Operating expenses per ASM, excluding fuel (cents) (1)	7.76	7.07	9.8%
Fuel costs per gallon, including fuel tax	$2.49	$1.99	25.1%
Fuel costs per gallon, including fuel tax, non-GAAP (1)	$2.34	$1.76	33.0%
Fuel consumed, in gallons (millions)	329	349	(5.7)%
Active fulltime equivalent Employees	34,637	35,518	(2.5)%
Aircraft in service at period-end*	541	539	0.4%

* Excludes aircraft that have been removed from service and are in storage, held for sale, or for return to the lessor.
(1) See the following reconciliation of GAAP to non-GAAP financial measures.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three Months Ended
	March 31,
			Percent
	2010	2009	Change

Operating income (loss), as reported	$54	$(50)
Add/(Deduct): Reclassification between Fuel & Oil and Other (gains)
losses, net, associated with current period settled contracts	(4)	15
Add/(Deduct): Contracts settling in the current period, but for which gains
and/or (losses) have been recognized in a prior period*	52	63
Add/(Deduct): Contracts settling in a prior period, but for which the
underlying hedged fuel has been consumed in the current period	-	3
Operating income, non-GAAP	$102	$31	229.0

Net income (loss), as reported	$11	$(91)
Add/(Deduct): Mark-to-market impact from fuel contracts
settling in future periods	(27)	(10)
Add/(Deduct): Ineffectiveness from fuel hedges settling in future periods	(4)	15
Add/(Deduct): Other net impact of fuel contracts settling in the
current or a prior period (excluding reclassifications)	52	66
Income tax impact of fuel contracts	(8)	-
Net income (loss), non-GAAP	$24	$(20)	n.a.

Net income (loss) per share, diluted, as reported	$.01	$(.12)
Add/(Deduct): Net impact to net income above from fuel contracts
divided by dilutive shares	.02	.09
Net income (loss) per share, diluted, non-GAAP	$.03	$(.03)	n.a.

Operating expenses per ASM (cents)	11.39	9.96
Deduct: Fuel expense divided by ASMs	(3.63)	(2.89)
Operating expenses per ASM, excluding fuel (cents)	7.76	7.07	9.8

* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.

NOTE REGARDING USE OF NON-GAAP FINANCIAL MEASURES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  These GAAP financial statements include unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging.

The Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP.  The Company provides supplemental non-GAAP financial information that it sometimes refers to as “economic”, which the Company’s management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results.  The Company’s economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement.  Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for Fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP purposes.  These economic results provide a better measure of the impact of the Company’s fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting pronouncements relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company’s management, as well as investors, to consistently assess its operating performance on a year-over-year or quarter-over-quarter basis after considering all programs in place to curtail fuel expense.  However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company’s fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 5 and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Material Changes in Results of Operations

Summary

The Company’s first quarter 2010 net income was $11 million, or $.01 per share, diluted.  This compared favorably to the Company’s first quarter 2009 net loss of $91 million, or $.12 loss per share, diluted.  On a non-GAAP basis, the Company’s first quarter 2010 net income was $24 million, or $.03 per share, diluted.  This compared to the Company’s first quarter 2009 $20 million net loss, or $.03 loss per share, diluted, on a non-GAAP basis.  The primary factors contributing to the Company’s year-over-year improvement in results were significant improvement in both passenger revenue yields and load factors.  The Company’s first quarter 2009 results were severely impacted by the worldwide credit crisis and a significant economic recession, which severely depressed the demand for air travel, especially from full-fare Customers.  However, as a result of those devastating events, the Company took action and responded through initiatives designed to increase unit revenues.  These measures included reducing capacity and eliminating unprofitable flights, targeted marketing campaigns such as “Bags Fly Free,” which have enhanced the Company’s already strong Brand and Customer Experience, improved revenue management processes, and new service offerings such as the Company’s EarlyBird Check-in and Pets Are Welcome on Southwest (PAWS) products.  The Company also introduced initiatives to reduce costs, including right-sizing headcount.  Through these and other actions, the Company has been able to improve its operating results despite a significant increase in fuel prices versus first quarter 2009.  In addition, full-fare traffic trends improved somewhat during first quarter 2010, but still has not returned to historical levels.

The Company’s GAAP results in both first quarter 2009 and 2010 included adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price volatility.  These primarily consisted of unrealized adjustments recorded as a result of marking to market derivatives used in the Company’s fuel hedging program that did not qualify for special hedge accounting, and for hedge ineffectiveness, due to accounting requirements related to the derivative instruments used in the Company’s hedging activities.  These adjustments, which can be significant, as well as further information on the Company’s hedging activities and accounting associated with derivative instruments, are discussed further in Note 5 to the unaudited condensed consolidated financial statements.  In first quarter 2009, the net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, totaled $10 million and were recorded in “Other (gains) losses, net.”  Primarily as a result of increases in prices for unsettled fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, in first quarter 2010, the Company recorded $27 million in net gains, which were also included in “Other (gains) losses, net.”  The Company’s operating results, which exclude the impact of these adjustments, improved significantly year-over-year, as the Company had operating income of $54 million in first quarter 2010 versus an operating loss of $50 million in first quarter 2009.  On a non-GAAP basis, the Company’s first quarter 2010 operating income was $102 million versus operating income of $31 million in the same prior year period.  This year-over-year improvement primarily was driven by a better overall revenue performance.

The Company is continuing to make adjustments that it believes can lead to further improvements in unit revenues.  The Company continues to manage its capacity to better match Customer demand through a continual flight schedule optimization process, which involves trimming unproductive and less popular flights and reallocating capacity to fund other market growth opportunities, and through more seasonal flying in specific markets.  Despite the Company’s overall year-over-year reduction in available seat miles (ASMs) during first quarter 2010, it continues to add flights and new markets.  The Company expects to begin service to Northwest Florida Beaches International Airport near Panama City, Florida in May 2010, and has announced flight increases in markets such as Denver, Boston, and St. Louis.

The Company’s first quarter 2010 operating expenses increased 7.0 percent versus first quarter 2009, the majority of which was attributable to higher fuel prices.  For first quarter 2010, the Company’s average jet fuel cost per gallon (including related fuel taxes) increased 25.1 percent compared to first quarter 2009, inclusive of gains and/or losses from fuel contract settlements and related adjustments associated with hedge ineffectiveness.  Cash settlements associated with fuel hedging were a loss of $44 million in first quarter 2010 versus cash settlement losses of $65 million in first quarter 2009.  Higher market jet fuel prices combined with the impact of these settlements in each year resulted in an increase in the Company’s economic jet fuel price per gallon of 33.0 percent.  In addition, the Company experienced cost increases in salaries, wages, and benefits and in airport costs.

In first quarter 2010, the Company received three new Boeing 737-700s and retired one previously leased 737-300.  The Company also brought back two of the four 737-300 aircraft that had been removed from active service and put into storage during 2009.  The Company’s “active” fleet of 737s totaled 541 aircraft at March 31, 2010.  The Company has seven more planned deliveries of new Boeing 737-700s scheduled during the remainder of 2010.  Overall, the Company currently expects to keep its fleet flat in 2010 and to fly approximately the same number of ASMs for both second quarter and full year 2010 compared to the same 2009 periods.

Comparison of three months ended March 31, 2010, to three months ended March 31, 2009

Revenues

Consolidated operating revenues for first quarter 2010 increased by $273 million, or 11.6 percent, compared to first quarter 2009, primarily due to a $243 million, or 10.8 percent, increase in Passenger revenues.  The increase in Passenger revenues was attributable to an 18.4 percent increase in Passenger unit revenues (Passenger revenues per ASM flown), primarily due to higher average fares, and the 6.0 point increase in load factor (the percentage of seats filled, or RPMs divided by ASMs) versus first quarter 2009. The results for each of these items were due to a number of revenue initiatives implemented by the Company during the past twelve months.  These initiatives include (i) continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, an overall reduction in capacity as a result of lower expected demand for air travel, (ii) the Company’s “Bags Fly Free” advertising campaign, in which the Company differentiates its product and service from competitors that charge additional fees for a Customer’s first and second checked bag, (iii) a new and improved website at southwest.com, (iv) entrance into new markets for the Company, such as Minneapolis/St. Paul, New York LaGuardia, Boston Logan, and Milwaukee, and (v) other revenue management process changes.  These initiatives have enabled the Company to offset the fact that the percentage of full fare bookings continues to remain below historical levels for the Company.  Even in the difficult travel demand environment, which has been impacted by the economic recession that began in 2008 and continued throughout 2009, the Company has reported monthly load factor records for nine consecutive months through March 2010.

The Company has also introduced other revenue initiatives such as EarlyBird check-in, which allows Customers to automatically get an assigned boarding position before general check-in begins, and new service charges for unaccompanied minors and for carrying pets.  In addition, the Company continues to explore and plan for other revenue-producing opportunities.  In second quarter 2010, the Company intends to begin installation of WiFi connectivity on its aircraft fleet and has targeted 2012 for completion of fleet-wide implementation.  However, the Company has not yet made a final decision on pricing, and cannot, therefore, estimate any revenue impact this might provide for the Company.  The Company also continues to work towards implementing international marketing alliances and the launch of a new improved frequent flyer program.  Although the Company recently announced it will be terminating its planned codeshare agreement with WestJet, the Company’s efforts continue uninterrupted to enable international connecting iteneraries to Mexico with Volaris.  The Company believes these and other planned programs and processes create substantial opportunities for future revenue growth.  Thus far, strong load factor and yield trends have continued in April and, assuming trends continue, the Company expects another significant year-over-year unit revenue performance in second quarter 2010.  For the first half of April 2010, month-to-date passenger unit revenues are estimated to have increased approximately 19 percent as compared to the same period for April 2009.

Consolidated freight revenues were flat compared to first quarter 2009, as a decline in the number of shipments from the reduction in capacity versus the prior year was offset by higher average rates charged.  The Company expects a comparable performance in consolidated freight revenues for second quarter 2010 compared to first quarter 2010.  Other revenues increased 40.0 percent compared to first quarter 2009 primarily as a result of revenues from recent initiatives, such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.  The Company expects Other revenues for second quarter 2010 to also exceed second quarter 2009, due to these revenue initiatives.

Operating expenses

Consolidated operating expenses for first quarter 2010 increased $169 million, or 7.0 percent, compared to first quarter 2009, while capacity decreased 6.4 percent compared to first quarter 2009.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for first quarter 2010 and first quarter 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended March 31,				Per ASM		Percent
	2010		2009		Change		Change

Salaries, wages, and benefits	3.82	¢	3.46	¢	.36	¢	10.4
Fuel and oil	3.63		2.89		.74		25.6
Maintenance materials and repairs	.73		.76		(.03)		(3.9)
Aircraft rentals	.21		.19		.02		10.5
Landing fees and other rentals	.84		.69		.15		21.7
Depreciation	.68		.62		.06		9.7
Other operating expenses	1.48		1.35		.13		9.6
Total	11.39	¢	9.96	¢	1.43	¢	14.4

    Operating expenses per ASM for the three months ended March 31, 2010, increased 14.4 percent compared to first quarter 2009.  Approximately fifty percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 25.1 percent to $2.49, including hedging activity. Higher salaries, wages, and benefits also contributed in excess of 25 percent of the year-over-year increase in costs per ASM during first quarter 2010, due to higher average wage rates.  The Company’s operating expenses per ASM, excluding fuel, increased 9.8 percent to 7.76 cents for first quarter 2010 compared to the same prior year period.  On a dollar basis, the majority of the $169 million overall increase in operating expenses was also due to the $123 million increase in Fuel and oil expense, as a result of the higher fuel cost per gallon.  Based on current cost trends and the second quarter capacity estimated to be flat with the same period last year, the Company expects its second quarter 2010 unit costs, excluding fuel, to significantly exceed second quarter 2009’s 6.91 cents, but decline from first quarter 2010’s 7.76 cents.  The Company also anticipates year-over-year nonfuel cost pressures will be more in the first half of 2010, but should ebb, somewhat, in the second half of the year with planned modest capacity additions.

Salaries, wages, and benefits expense per ASM for the three months ended March 31, 2010, increased 10.4 percent compared to first quarter 2009, and on a dollar basis increased $28 million.  The majority of the increase per ASM and on a dollar basis was due to higher average wage rates.  On a dollar basis, these higher average wage rates primarily are a result of a reduction in hiring by the Company and contractually negotiated wage rate increases for the majority of Employees.  Since the majority of the Company’s workforce is unionized, newly hired Employees start at the bottom of the wage scale, resulting in a dilution in wage rates when the new hires begin working.  However, in periods where the Company is not hiring, existing unionized workers continue to receive pay scale increases as a result of increased seniority, thereby increasing overall wage rates.  These higher wage rates were partially offset by a 2.5 percent reduction in fulltime equivalent Employees versus first quarter 2009.  On a per ASM basis, the higher average wage rates were accompanied by a 6.4 percent capacity reduction versus the prior year, resulting in an even higher increase, since wages are being spread over fewer ASMs.  Based on current trends, the Company expects a year-over-year increase in second quarter 2010 salaries, wages, and benefits expense per ASM similar to the year-over-year increase experienced in first quarter 2010.

Fuel and oil expense for the three months ended March 31, 2010, increased $123 million, and on a per ASM basis increased 25.6 percent, primarily due to higher average prices.  On a dollar basis, the increase in average jet fuel price per gallon was partially offset by a 5.7 percent reduction in fuel gallons consumed, primarily as a result of the Company’s 6.4 percent year-over-year reduction in ASMs.  The Company had hedging losses reflected in Fuel and oil expense totaling $91 million, while first quarter 2009 hedging losses recorded in Fuel and oil expense were $146 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5.

The Company has fuel derivative instruments in place to provide coverage on a large portion of its 2010 remaining estimated fuel consumption at varying price levels.  See Note 5 for further information.  During April 2010, the Company has added to its hedge positions for future periods, and, as of April 20, 2010, for the remainder of 2010, the Company currently has fuel derivative contracts in place for approximately 65 percent of estimated fuel consumption at prices up to approximately $100 per barrel.  This coverage drops to approximately 40 percent if market prices settle in the $100 to $120 per barrel range, and increases to approximately 60 percent if market prices exceed $120 per barrel.  The Company has also added to its positions beyond 2010, and currently has derivative contracts in place for over 60 percent of its estimated 2011 fuel consumption; approximately 50 percent for 2012; approximately 25 percent for 2013; and has added a modest position for 2014.

As a result of prior hedging activities related to the years 2010 through 2013, the Company continues to have significant amounts “frozen” in AOCI, and these amounts will be recognized in the income statement in future periods when the underlying fuel derivative contracts settle.  The estimated fair market value (as of March 31, 2010) of the Company’s net remaining fuel derivative contracts for 2010 through 2013 reflects a net pretax liability of approximately $72 million, including the effect of $325 million in cash collateral that had been provided to counterparties as of March 31, 2010, which has been netted against the Company’s liabilities in the unaudited Condensed Consolidated Balance Sheet.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at March 31, 2010, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at March 31,
Year	at March 31, 2010	2010 (net of tax)
2010	$(70)	$(168)
2011	$(98)	$(143)
2012	$(93)	$(101)
2013	$(136)	$(109)
Total	$(397)	$(521)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during each of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting.  See Note 5 for further information.  Based on the current 2010 fuel hedge portfolio and market prices (as of April 20, 2010), the Company estimates economic fuel costs, including fuel taxes, for second quarter will be in the $2.40 to $2.45 per gallon range.  Assuming no changes to the Company’s current 2010 fuel derivative portfolio, and considering only the expected net cash payments related to hedges that will settle in the remainder of 2010, the Company is providing a sensitivity table for second quarter and full year 2010 jet fuel prices at different crude oil assumptions as of April 20, 2010, and for expected premium costs associated with settling contracts each period.

Estimated difference in Southwest jet fuel price per gallon, compared to unhedged market prices, including taxes
Avg crude oil
price per barrel		Second quarter 2010	Full year 2010
$50		$.28 above market	$.36 above market
$60		$.24 above market	$.28 above market
$75		$.17 above market	$.16 above market
$85	*	$.04 above market	$.06 above market
$95		($.07) below market	($.02) below market
$110		($.08) below market	($.07) below market
$125		($.12) below market	($.16) below market
$150		($.33) below market	($.40) below market

Estimated premium costs**		$30 million	$130 million

* Based on the current actual forward crude oil curve for 2010 as of April 20, 2010.
** Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for the three months ended March 31, 2010 decreased $18 million on a dollar basis compared to first quarter 2009, and decreased 3.9 percent on a per-ASM basis.  The decrease on a dollar basis primarily was due to a decline in engine expense as a result of the decrease in engine hours flown versus the prior year.  Virtually all of the Company’s engine costs are covered by third-party “power-by-the-hour” maintenance agreements in which expense is based on and recorded commensurate with engine hours flown.  The decrease on a per-ASM basis primarily was associated with a decline in the overall blended rate paid per engine hour for the Company’s 737-300 and 737-500 aircraft for first quarter 2010 versus first quarter 2009.  The Company expects Maintenance materials and repairs per ASM for second quarter 2010 to be approximately flat with the .74 cents per ASM reported in second quarter 2009, based on currently scheduled airframe maintenance events and projected engine hours flown.

    Aircraft rentals per ASM for the three months ended March 31, 2010, increased 10.5 percent compared to first quarter 2009, and, on a dollar basis, increased $2 million.  Both of these increases primarily were due to the Company’s sale and leaseback transactions involving six Boeing 737-700 aircraft over the past twelve months.  Considering currently projected aircraft leasing activity and ASMs flown for second quarter 2010, the Company expects aircraft rentals per ASM to fall below second quarter 2009’s .19 cents primarily due to three 737-300 lease returns since second quarter 2009.

Landing fees and other rentals for the three months ended March 31, 2010, increased $24 million on a dollar basis, and increased 21.7 percent on a per ASM basis compared to first quarter 2009.  The majority of these increases were due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space.  The Company currently expects Landing fees and other rentals in second quarter 2010 to be in the low .80s cents per ASM range.

Depreciation expense for the three months ended March 31, 2010, increased by $4 million on a dollar basis compared to first quarter 2009, and increased 9.7 percent on a per-ASM basis.  On a per-ASM basis, the increase primarily was due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired over the next two years, based on current and expected future market conditions for used aircraft. This increase was partially offset by the Company’s execution of sale and leasebacks of six Boeing 737-700 aircraft over the past twelve months.  On a dollar basis, the majority of the increase was due to the amortization of capitalized software costs associated with various information technology upgrade and replacement projects.  For second quarter 2010, the Company expects Depreciation expense per ASM to increase slightly from second quarter 2009’s .59 cents.

Other operating expenses per ASM for the three months ended March 31, 2010 increased 9.6 percent, and on a dollar basis, increased $6 million.  On both a per-ASM and a dollar basis, the increase primarily was due to an increase in credit card processing fees associated with the increase in Passenger revenues.  For second quarter 2010, the Company currently expects a similar year-over-year increase in Other operating expenses per ASM as the year-over-year increase experienced in first quarter 2010.

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

Other

Interest expense for the three months ended March 31, 2010, decreased $3 million, or 6.8 percent, compared to first quarter 2009, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009.  This was partially offset by higher expense associated with its borrowings under its $332 million term loan in May 2009 and its July 2009 $124 million borrowing under a term loan agreement.  The Company expects interest expense for second quarter 2010 to be comparable to the expense recorded during first quarter 2010, based on currently anticipated borrowings, repayments, and floating interest rates.

Capitalized interest for the three months ended March 31, 2010, decreased $1 million, or 16.7 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

    Interest income for the three months ended March 31, 2010, decreased by $1 million, or 25.0 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(In millions)	2010	2009

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(27)	$(10)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	4	15
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(4)	(15)
Premium cost of fuel contracts included in Other (gains) losses, net	31	32
Other	-	1
	$4	$23

The Company’s effective tax rate was approximately 35 percent in first quarter 2010 compared to 15 percent in first quarter 2009.  The rate in first quarter 2009 was impacted by the Company’s expected near breakeven earnings for 2009 at that time and the related impact that permanent tax differences had on those projections.  The Company currently projects a full year 2010 tax rate of 38 to 40 percent based on currently forecasted financial results.

Liquidity and Capital Resources

Net cash provided by operating activities was $373 million for the three months ended March 31, 2010, compared to $286 million provided by operating activities in the same prior year period.  The operating cash flows for the first three months of 2010 were largely impacted by changes in Air traffic liability as well as noncash depreciation and amortization expense.  For the three months ended March 31, 2010, there was a $356 million increase in Air traffic liability, as a result of bookings for future travel, as well as a $154 million increase in operating cash flow associated with depreciation and amortization expense.  This compared to the prior year’s $288 million increase in Air traffic liability and the $150 million increase associated with depreciation and amortization expense.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended March 31, 2010, totaled $322 million compared to $638 million used in investing activities in the same prior year period.  Investing activities for the first three months of both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the three months ended March 31, 2010, the Company’s short-term and noncurrent investments increased by a net $183 million, versus a net increase of $553 million during the same prior year period.

Net cash used in financing activities during the three months ended March 31, 2010, was $55 million compared to $129 million provided by financing activities for the same period in 2009.  During the three months ended March 31, 2010, the Company repaid $60 million in debt and capital lease obligations that came due.  During the three months ended March 31, 2009, the Company raised $173 million from the sale and leaseback of five 737-700 aircraft.

The Company has a “well-known seasoned issuer” universal shelf registration statement that allows it to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first three months of 2010, the Company purchased three new 737-700 aircraft from Boeing, and the Company has seven additional new 737-700 scheduled deliveries from Boeing for the remainder of 2010.  The Company also brought back two of the four 737-300 aircraft that had been removed from active service and put into storage during 2009, and retired one of its older 737-300 aircraft from service during first quarter 2010.  The Company currently plans to retire eight additional 737-300s from its fleet during the remainder of 2010, which would result in the Company ending the year with 542 aircraft in its fleet.  As of March 31, 2010, Southwest’s firm orders and options to purchase new 737-700 aircraft from Boeing are reflected in the following table:

	The Boeing Company
			Purchase
	Firm	Options	Rights	Total

2010	10	-	-	10
2011	10	4	-	14
2012	13	10	-	23
2013	19	4	-	23
2014	13	7	-	20
2015	14	3	-	17
2016	12	11	-	23
2017	-	17	-	17
Through 2018	-	-	54	54
Total	91	56	54	201

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute -600s or -800s for the -700s.  Based on the above delivery schedule, aggregate funding needed for firm aircraft commitments was approximately $3.1 billion, subject to adjustments for inflation, due as follows: $250 million remaining in 2010, $450 million in 2011, $571 million in 2012, $634 million in 2013, $508 million in 2014, $444 million in 2015, and $248 million thereafter.

    The following table details information on the 541 active aircraft in the Company’s fleet that were in service as of March 31, 2010:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	18.4	173	106	67
-500	122	18.9	25	16	9
-700	137	6.3	343	323	20
TOTALS		10.7	541	445	96

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at March 31, 2010, of $2.8 billion, internally generated funds, and its $600 million revolving credit facility that expires in October 2012.  As of March 31, 2010, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during mid-2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Pursuant to the PDA, on January 28, 2010, the Company adopted a resolution requesting the Love Field Airport Modernization Corporation (or LFAMC, a “local government corporation” under Texas law formed by the City of Dallas) to issue tax-exempt facility revenue bonds in one or more series in an amount not to exceed $520 million (LFMP Bonds).  The proceeds of such bonds will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for up to $75 million in early LFMP expenditures made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council).  On January 27, 2010, the City of Dallas adopted a resolution approving the issuance of the LFMP Bonds by the LFAMC.  It is anticipated that the LFAMC will authorize the issuance of the LFMP Bonds in second quarter 2010 and that the first series of LFMP Bonds will be issued by the end of the second quarter of 2010.  Repayment of the LFMP Bonds will be through the “Facilities Payments” described below.  Reimbursement of the Company for its payment of Facilities Payments would be made through recurring ground rents, fees, and other revenues collected at the Airport. The Company will guaranty principal, premium (if any), and interest on the LFMP bonds.

Prior to the issuance of the LFMP Bonds by the LFAMC, the Company will enter into two separate funding agreements:  (1) a “Facilities Agreement” pursuant to which the Company will be obligated to make debt service payments on the principal and interest amounts associated with the LFMP Bonds (Facilities Payments) that are issued, less other sources of funds the City of Dallas may apply to the repayment of the LFMP Bonds (including but not limited to Passenger Facility Charges collected from passengers originating from the Airport); and (2) a “Revenue Credit Agreement” pursuant to which the City of Dallas would reimburse the Company for the Facilities Payments made by the Company.

    A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement will originate from a reimbursement account created in the “Use and Lease Agreement” that has been executed between the City of Dallas and the Company (a 20-year agreement providing for, among other things, the Company’s lease of space at the airport from the City of Dallas).  The remainder of such monies is expected to originate from (1) use and lease agreements with other airlines, (2) various concession agreements, and (3) other airport miscellaneous revenues.

The Company’s liquidity could be impacted by the LFMP to the extent there is not a successful bond issuance, or there is a timing difference between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently anticipate the occurrence of these events.  The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position.

Fair value measurements

As discussed in Note 10 to the unaudited condensed consolidated financial statements, the Company utilizes accounting standards pertaining to fair value measurements in determining the fair value of certain assets and liabilities.  The Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $159 million, a portion of its fuel derivative contracts, which totaled a net asset of $178 million, and $8 million in other investments, at March 31, 2010.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At March 31, 2010, approximately $100 million of these instruments are classified as available for sale securities and $59 million are classified as trading securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify the securities as Level 1.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $15 million, with an offsetting entry to AOCI.  Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary.  These conclusions are evaluated and challenged each quarterly period.  The Company currently believes that this temporary decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.  In addition, for the $100 million in instruments classified as available for sale, these auction rate securities represented less than four percent of the Company’s total cash, cash equivalent, and investment balance at March 31, 2010.  Considering the relative significance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  For the $59 million in instruments classified as trading securities, the Company has entered into an agreement with the counterparty that allows the Company to put the instruments back to the counterparty at full par value in June 2010.  Part of this agreement also contains a line of credit in which the Company can borrow up to $59 million as a loan from the counterparty that would be secured by the auction rate security instruments from that counterparty.  The Company had borrowed the full $59 million available under this provision as of March 31, 2010.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $289 million of these instruments at par value, in addition to the $59 million subject to the agreement to be sold at par in June 2010.  The Company also continues to have discussions with other counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining securities.

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

As discussed in Note 5 to the unaudited condensed consolidated financial statements, any changes in the fair values of fuel derivative instruments are subject to the requirements of accounting for derivative instruments.  Any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within AOCI until the period in which the expected cash flow impacts earnings.  Any changes in the fair value of fuel derivatives that are ineffective, as defined, or that do not qualify for special hedge accounting, are reflected in earnings within “Other (gains)/losses, net,” in the period of the change.  Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements.  In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair values of fuel derivatives with a single party exceed certain threshold levels.  Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Forward-looking statements

Some statements in this Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements  related to (i) the Company’s revenue and cost control strategies and initiatives, and its related expectations; (ii) its plans, strategies, and expectations for growth; (iii) its projected results of operations; (iv) its expectations regarding liquidity, including anticipated needs for, and sources of, funds; and (v) its plans and expectations for managing risk associated with changing jet fuel prices.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	the price and availability of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s strategies for addressing fuel price volatility;
(ii)	continued economic uncertainty, which could continue to impact the demand for air travel and the Company’s ability to adjust fares;
(iii)	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
(iv)	competitor capacity decisions;
(v)
the Company’s ability to timely and effectively prioritize its initiatives and related expenditures and its ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support these initiatives;

(vi)	the impact of technological initiatives on the Company’s technology infrastructure, including its payroll and financial reporting areas;
(vii)	the Company’s dependence on third parties to assist with implementation of certain of its initiatives;
(viii)	the impact of governmental regulations on the Company’s operating costs, as well as its operations generally; and
(ix)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At March 31, 2010, the estimated gross fair value of outstanding contracts was a liability of $397 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At March 31, 2010, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At March 31, 2010, the Company had provided $325 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to counterparties, but did not hold any cash collateral deposits from any of its counterparties as of that date.  These collateral deposits are netted against the fair value of the Company’s noncurrent derivative contracts in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

Due to the terms of the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements.  As an example, even if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 50 percent from market prices as of March 31, 2010, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $293 million in cash collateral to its current counterparties. See also Note 5 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS).

The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      (Removed and Reserved)

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 64 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
18.1	Letter from Ernst & Young LLP regarding change in accounting principle.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer (2)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

April 23, 2010	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 64 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
18.1	Letter from Ernst & Young LLP regarding change in accounting principle.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer (2)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.