Form 10-Q
period 2010-06-30
SOUTHWEST AIRLINES CO
filed 2010-08-02
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of shares of Common Stock outstanding as of the close of business on July 27, 2010: 745,946,155

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2010 and 2009 Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$989	$1,114
Short-term investments	2,135	1,479
Accounts and other receivables	277	169
Inventories of parts and supplies, at cost	226	221
Deferred income taxes	252	291
Prepaid expenses and other current assets	92	84
Total current assets	3,971	3,358

Property and equipment, at cost:
Flight equipment	13,923	13,719
Ground property and equipment	2,024	1,922
Deposits on flight equipment purchase contracts	235	247
	16,182	15,888
Less allowance for depreciation and amortization	5,555	5,254
	10,627	10,634
Other assets	389	277
	$14,987	$14,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$787	$732
Accrued liabilities	942	729
Air traffic liability	1,486	1,044
Current maturities of long-term debt	123	190
Total current liabilities	3,338	2,695

Long-term debt less current maturities	3,324	3,325
Deferred income taxes	2,192	2,200
Deferred gains from sale and leaseback of aircraft	95	102
Other non-current liabilities	490	493
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,221	1,216
Retained earnings	5,075	4,971
Accumulated other comprehensive loss	(641)	(578)
Treasury stock, at cost	(915)	(963)
Total stockholders' equity	5,548	5,454
	$14,987	$14,269

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

OPERATING REVENUES:
Passenger	$3,016	$2,506	$5,511	$4,758
Freight	33	29	63	58
Other	119	81	224	156
Total operating revenues	3,168	2,616	5,798	4,972
OPERATING EXPENSES:
Salaries, wages, and benefits	946	863	1,810	1,699
Fuel and oil	933	726	1,754	1,423
Maintenance materials and repairs	194	190	360	373
Aircraft rentals	45	47	92	93
Landing fees and other rentals	206	179	396	345
Depreciation and amortization	154	150	308	300
Other operating expenses	327	338	661	666
Total operating expenses	2,805	2,493	5,381	4,899
OPERATING INCOME	363	123	417	73
OTHER EXPENSES (INCOME):
Interest expense	42	47	83	92
Capitalized interest	(5)	(5)	(10)	(11)
Interest income	(4)	(3)	(6)	(8)
Other (gains) losses, net	146	(23)	150	-
Total other expenses	179	16	217	73

INCOME BEFORE INCOME TAXES	184	107	200	-
PROVISION FOR INCOME TAXES	72	16	77	-

NET INCOME	$112	$91	$123	$-

NET INCOME PER SHARE, BASIC	$.15	$.12	$.17	$-

NET INCOME PER SHARE, DILUTED	$.15	$.12	$.17	$-

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	745	741	744	741
Diluted	746	741	745	741

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112	$91	$123	$-
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	154	150	308	300
Unrealized (gain) loss on fuel derivative instruments	166	(3)	187	67
Deferred income taxes	63	16	75	(5)
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(4)	(7)	(7)
Changes in certain assets and liabilities:
Accounts and other receivables	(42)	(6)	(108)	(28)
Other current assets	5	(28)	(14)	(18)
Accounts payable and accrued liabilities	279	104	195	104
Air traffic liability	86	(43)	442	244
Cash collateral received from (provided to) fuel
derivative counterparties	130	(125)	135	(185)
Other, net	(410)	(17)	(423)	(52)
Net cash provided by operating activities	540	135	913	420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(159)	(187)	(298)	(272)
Purchases of short-term investments	(1,800)	(1,394)	(3,180)	(3,090)
Proceeds from sales of short-term investments	1,349	1,203	2,546	2,347
Other, net	-	1	-	1
Net cash used in investing activities	(610)	(377)	(932)	(1,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	-	208	-	381
Issuance of long-term debt	-	332	-	332
Proceeds from Employee stock plans	23	4	35	8
Payments of long-term debt and capital lease obligations	(25)	(7)	(85)	(41)
Payment of revolving credit facility	-	(400)	-	(400)
Payment of credit line borrowing	(44)	(91)	(44)	(91)
Payments of cash dividends	(3)	(3)	(10)	(10)
Other, net	(2)	-	(2)	(7)
Net cash provided by (used in) financing activities	(51)	43	(106)	172

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	(199)	(125)	(422)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,110	1,145	1,114	1,368
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$989	$946	$989	$946

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$42	$68	$78
Income taxes	$39	$3	$39	$4

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2010 and 2009 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, can be seasonal in nature.  In many years, the Company’s revenues, as well as its overall financial performance, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s results in certain fiscal periods.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, the Company has reclassified $14 million in liabilities from Accounts payable to Accrued liabilities in order to conform to the current presentation. This reclassification had no impact on earnings or cash flows provided by operations.

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

In accordance with accounting requirements associated with voluntary changes in accounting, the comparative unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, was retrospectively adjusted in first quarter 2010 to apply the new method of accounting.

The Company’s unaudited Condensed Consolidated Statement of Operations and unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009, were not retrospectively adjusted as the impact was immaterial.  In addition, this elective change in accounting did not have a material impact on the Company’s earnings or cash flows for the three and six months ended June 30, 2010.

3.   NEW ACCOUNTING PRONOUNCEMENTS

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”  EITF 08-1 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer credits to business partners.  Specifically, the Company applies the residual method, as currently allowed, but which will be prohibited under EITF 08-1.  EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim periods ended June 30, 2010.  See Note 10.

4.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NUMERATOR:
Net income	$112	$91	$123	$-

DENOMINATOR:
Weighted-average shares
outstanding, basic	745	741	744	741
Dilutive effect of Employee stock
options	1	-	1	-
Adjusted weighted-average shares
outstanding, diluted	746	741	745	741

NET INCOME PER SHARE:
Basic	$.15	$.12	$.17	$-

Diluted	$.15	$.12	$.17	$-

Antidilutive stock options
excluded from calculations	72	79	74	79

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represents one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges qualified or will qualify for special hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For second quarter 2010, the Company had fuel derivatives in place related to approximately 44 percent of its fuel consumption.  As of June 30, 2010, the Company had fuel derivative instruments in place to provide coverage on a large portion of its third quarter and fourth quarter 2010 estimated fuel consumption at varying price levels.  The following table provides information about the Company’s volume of fuel hedging for the remainder of 2010, as well as the years 2011 through 2014.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information and an update of this data.

Fuel hedged as
of June 30, 2010
Period	(gallons in millions)
Second half 2010	465
2011	1,056
2012	887
2013	750
2014	700

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (AOCI) until the underlying jet fuel is consumed.  See Note 6.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the income statement.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the income statement in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to “Fuel and oil” expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the underlying derivative instrument settles.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2009 or the first half of 2010.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  However, even though derivatives may not qualify for special hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value at 6/30/10	Fair Value at 12/31/09	Fair Value at 6/30/10	Fair Value at 12/31/09

Derivatives designated as hedges
Fuel derivative contracts (gross)*	Other assets	$182	$-	$89	$-
Fuel derivative contracts (gross)*	Accrued liabilities	74	122	43	4
Fuel derivative contracts (gross)*	Other deferred liabilities	312	225	123	10
Interest rate derivative contracts	Other assets	73	47	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	13	10

Total derivatives designated as hedges		$641	$394	$268	$24

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Other assets	$48	$-	$42	$-
Fuel derivative contracts (gross)*	Accrued liabilities	164	324	416	566
Fuel derivative contracts (gross)*	Other deferred liabilities	203	302	635	870

Total derivatives not designated as hedges		$415	$626	$1,093	$1,436

Total derivatives		$1,056	$1,020	$1,361	$1,460
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	Location	2010	2009
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	deferred liabilities	$100	$238
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	95	92
Due to third parties for settled fuel contracts	Accrued liabilities	17	15
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	619	580

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended June 30,				Three months ended June 30,				Three months ended June 30,
(in millions)	2010		2009		2010		2009		2010	2009

Fuel derivative contracts	$172	*	$(7	) *	$(74	) *	$96	*	$58	$(25)

Interest rate derivatives	21	*	(20	) *	-		-		-	-

Total	$193		$(27)		$(74)		$96		$58	$(25)
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Six months ended June 30,				Six months ended June 30,				Six months ended June 30,
(in millions)	2010		2009		2010		2009		2010	2009

Fuel derivative contracts	$188	*	$45	*	$(149	) *	$206	*	$54	$(9)

Interest rate derivatives	22	*	(25)		-		-		-	-

Total	$210		$20		$(149)		$206		$54	$(9)
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended June 30,		Location of (Gain) Loss Recognized in Income
(in millions)	2010	2009	on Derivatives

Fuel derivative contracts	$57	$(38)	Other (gains) losses, net

Derivatives not in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Six months ended June 30,		Location of (Gain) Loss Recognized in Income
(in millions)	2010	2009	on Derivatives

Fuel derivative contracts	$34	$(64)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during second quarter 2010 and 2009, respectively, of $30 million and $37 million, and during the six months ended June 30, 2010 and 2009, respectively, of $61 million and $69 million.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of June 30, 2010, are approximately $255 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2010.  In addition, as of June 30, 2010, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $90 million, net of taxes.  These net losses were recognized in second quarter 2010 and prior periods, and are reflected in “Retained earnings” as of June 30, 2010, but the underlying derivative instruments will not expire/settle until later periods of 2010 or future years.

Interest rate swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. For the interest rate swap agreements accounted for as fair value hedges, they qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.  For the Company’s interest rate swap agreements accounted for as cash flow hedges, ineffectiveness is required to be measured each reporting period.  The ineffectiveness associated with these hedges for all periods presented was not material.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At June 30, 2010, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.  The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2010, at which such postings are triggered:

Counterparty (CP)
	A	B	C	D	E	Total
(in millions)
Fair value of fuel derivatives	$(118)	$(310)	$(37)	$-	$100	$(365)
Cash collateral held by CP	70	125	-	-	-	195
Aircraft collateral pledged to CP	-	173	-	-	-	173
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(75)	>(75)	>(75)
	or >(700)	or >(554)
Cash is received from CP	>40	>150	>200 ***	>125 ***	>250 ***
Aircraft is pledged to CP	(300) to (700)	(125) to (554)	N/A	N/A	N/A
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	0 to (300)	0 to (125)	*	*	**
	or >(700)	or >(554)
Cash is received from CP	*	*	*	*	**
Aircraft is pledged to CP	(300) to (700)	(125) to (554)	N/A	N/A	N/A

* Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
** If either party is rated below investment grade by two of the three major rating agencies, a cash collateral agreement would be negotiated with the CP.
*** Thresholds may vary based on changes in credit ratings within investment grade.

The Company also has a cash collateral agreement with one of its counterparties associated with its outstanding interest rate swap agreements.  With other counterparties to which the Company has interest rate swap agreements, no cash collateral is required as long as credit ratings remain at investment grade.  With each of these other counterparties, the net fair value of the interest rate swap agreements outstanding at June 30, 2010, was either an asset to the Company or was immaterial.

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

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three months ended June 30,
(In millions)	2010	2009

Net income	$112	$91
Unrealized gain/(loss) on fuel derivative instruments,
net of deferred taxes of ($61) and $64	(98)	103
Unrealized gain/(loss) on interest rate swaps,
net of deferred taxes of ($13) and $12	(21)	20
Other, net of deferred taxes of ($2) and $1	(4)	2
Total other comprehensive income/(loss)	(123)	125

Comprehensive income/(loss)	$(11)	$216

	Six months ended June 30,
(In millions)	2010	2009

Net income	$123	$-
Unrealized gain/(loss) on derivative instruments,
net of deferred taxes of ($24) and $100	(39)	161
Unrealized gain/(loss) on interest rate swaps,
net of deferred taxes of ($14) and $15	(22)	25
Other, net of deferred taxes of ($1) and $1	(2)	1
Total other comprehensive income/(loss)	(63)	187

Comprehensive income	$60	$187

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2010 and 2009:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at March 31, 2010	$(521)	$(20)	$23	$(518)
Changes in fair value	(172)	(21)	(4)	(197)
Reclassification to earnings	74	-	-	74
Balance at June 30, 2010	$(619)	(41)	19	$(641)

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2009	$(580)	$(19)	$21	$(578)
Changes in fair value	(188)	(22)	(2)	(212)
Reclassification to earnings	149	-	-	149
Balance at June 30, 2010	$(619)	(41)	19	$(641)

7.           ACCRUED LIABILITIES

	June 30,	December 31,
(In millions)	2010	2009

Retirement plans	$106	$46
Aircraft rentals	79	112
Vacation pay	198	190
Advances and deposits	26	32
Fuel derivative contracts	126	32
Workers compensation	135	130
Other	272	187
Accrued liabilities	$942	$729

8.      DIVIDENDS

During the three month periods ended June 30, 2010 and March 31, 2010, dividends of $.0045 per share were declared on the 746 million shares and 744 million shares of Common Stock then outstanding, respectively.  During the three month periods ended June 30, 2009 and March 31, 2009, dividends of $.0045 per share were declared on the 741 million shares and 740 million shares of Common Stock then outstanding, respectively.

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

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during the second half of 2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorizes reimbursement to the Company of up to $75 million for certain early LFMP expenditures the Company has incurred and will incur from April 25, 2008 until the issuance of bonds that will be used as funding for ongoing construction.  The source of such reimbursement will be the proceeds of those bonds.  As of June 30, 2010, the Company had spent a total of $53 million of its own funds on a portion of the LFMP project, which funds are considered eligible for reimbursement.  The Company has classified this amount as “Ground property and equipment” in its unaudited Condensed Consolidated Balance Sheet.

The Company has agreed to manage the majority of the LFMP project, and as a result, will be evaluating its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, which can, depending on the specific facts and circumstances, require the lessee to report an asset and corresponding obligation for the cost of the project on the Company’s balance sheet.  As of the current time, the Company has not yet made a final determination of its accounting for the LFMP. It is currently expected that the bonds being utilized to finance the majority of the LFMP will be issued during the second half of 2010, subject to market conditions, at which time the Company will be able to finalize its conclusions regarding its ongoing accounting treatment for the LFMP. The Company will guaranty principal and interest payments on the bonds.

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

As of June 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At June 30, 2010, approximately $93 million of these instruments are classified as available for sale securities and $12 million are classified as trading securities. The $12 million classified as trading securities are subject to an agreement with the counterparty, as discussed below, and are included in “Short-term investments” in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value as of June 30, 2010, the Company has recorded a temporary unrealized decline in fair value of $17 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, for the $93 million in instruments classified as available for sale, these auction rate securities represented an immaterial portion of the Company’s total cash, cash equivalent, and investment balance at June 30, 2010.  The range of maturities for the Company’s auction rate securities are from 8 years to 37 years.  Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis. For the $12 million in instruments classified as trading securities, the Company is party to an agreement with the counterparty in which the Company put the instruments back to the counterparty at full par value on June 30, 2010.  However, the cash settlement for these instruments was not finalized until July 1, 2010.  Both the put option and the auction rate instruments were marked to market through earnings each period; however, these adjustments offset and had minimal impact on net earnings for all periods presented.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in securities.  Since that time, the Company has been able to sell $341 million of these instruments at par value in addition to the $12 million subject to the agreement that settled July 1, 2010.

The Company remains in discussions with its remaining counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining auction rate securities.  The Company has continued to earn interest on virtually all of its outstanding auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to AOCI. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The following items are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets		Significant Unobservable Inputs
			Significant Other
			Observable Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$989	$989	$-	$-
Short-term investments:
Treasury bills	1,838	1,838	-	-
Certificates of deposit	286	286	-	-
Auction rate securities	12	-	-	12
Noncurrent investments (a)	93	-	-	93
Interest rate derivatives (see Note 5)	73	-	73	-
Fuel derivatives:
Swap contracts (b)	212	-	212	-
Option contracts (b)	541	-	-	541
Swap contracts (c)	1	-	1	-
Option contracts (c)	230	-	-	230
Other available-for-sale securities	36	28	-	8
Total assets	$4,311	$3,141	$286	$884

Liabilities
Fuel derivatives:
Swap contracts (b)	$(624)		$(624)	$-
Option contracts (b)	(593)		-	(593)
Swap contracts (c)	-		-	-
Option contracts (c)	(132)		-	(132)
Interest rate derivatives (see Note 5)	(13)		(13)	-
Total liabilities	$(1,362)		$(637)	$(725)
(a) Auction rate securities included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $195 million in cash collateral provided to counterparties. See Note 5.
(c) In the unaudited Condensed Consolidated Balance Sheet, amounts are included in "Other assets."

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets		Significant Unobservable Inputs
			Significant Other
			Observable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,114	$1,114	$-	$-
Short-term investments
Treasury bills	1,279	1,279	-	-
Certificates of deposit	125	125	-	-
Auction rate securities	75	-	-	75
Noncurrent investments (a)	99	-	-	99
Interest rate derivatives	47	-	47	-
Fuel derivatives (b)
Swap contracts	373	-	373	-
Option contracts	848	-	-	848
Other available-for-sale securities	38	30	-	8
Total assets	$3,998	$2,548	$420	$1,030

Liabilities
Fuel derivatives (b)
Swap contracts	$(990)		$(990)	$-
Option contracts	(708)		-	(708)
Interest rate derivatives	(10)		(10)	-
Total liabilities	$(1,708)		$(1,000)	$(708)
(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $330 million in cash collateral provided to counterparties.

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2010.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at March 31, 2010	$178	$159	(b)	$8	$345
Total gains or (losses) (realized or unrealized)
Included in earnings	(270)	(2)		-	(272)
Included in other comprehensive income	(256)	1		-	(255)
Purchases	445	-		-	445
Sales	(57)	(53)		-	(110)
Settlements	6	-		-	6
Balance at June 30, 2010	$46	$105	(b)	$8	$159

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2010	$(219)	$-		$-	$(219)

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $12 million classified as trading securities.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities (a)		Securities	Total
Balance at December 31, 2009	$140	$174	(b)	$8	$322
Total gains or (losses) (realized or unrealized)
Included in earnings	(248)	-		-	(248)
Included in other comprehensive income	(273)	-		-	(273)
Purchases	518	-		-	518
Sales	(96)	(69)		-	(165)
Settlements	5	-		-	5
Balance at June 30, 2010	$46	$105	(b)	$8	$159

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2010	$(246)	$-		$-	$(246)

(a) Includes those classified as short-term investments and noncurrent investments.
(b) Includes $12 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed “effective” are included in “Fuel and oil” expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of “Other (gains) losses, net.”  See Note 5 for further information on hedging.

Any gains and losses (realized and unrealized) related to other investments are reported in “Other operating expenses,” and were immaterial for the three and six months ended June 30, 2010, and 2009.

The carrying amounts and estimated fair values of the Company’s long-term debt and fuel derivative contracts at June 30, 2010, are contained in the below table.  The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
Credit line borrowing	$11	$11
10.5% Notes due 2011	403	441
Term Loan Agreement due 2020 - 5.223%	481	423
Term Loan Agreement due 2019 - 6.64%	297	308
Term Loan Agreement due 2019 - 6.84%	119	118
French Credit Agreements due 2012	18	18
6.5% Notes due 2012	403	428
5.25% Notes due 2014	387	409
5.75% Notes due 2016	309	327
5.125% Notes due 2017	343	350
French Credit Agreements due 2017	77	77
Pass Through Certificates due 2022	437	450
7.375% Debentures due 2027	118	124
Fuel derivative contracts	(365)	(365)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010	2009	Change
Revenue passengers carried	22,883,422	22,676,171	0.9%
Enplaned passengers	27,554,201	26,505,438	4.0%
Revenue passenger miles (RPMs) (000s)	20,206,229	19,683,479	2.7%
Available seat miles (ASMs) (000s)	25,471,845	25,552,927	(0.3)%
Load factor	79.3%	77.0%	2.3 pts
Average length of passenger haul (miles)	883	868	1.7%
Average aircraft stage length (miles)	650	647	0.5%
Trips flown	287,222	289,573	(0.8)%
Average passenger fare	$131.82	$110.52	19.3%
Passenger revenue yield per RPM (cents)	14.93	12.73	17.3%
Operating revenue yield per ASM (cents)	12.44	10.24	21.5%
Operating expenses per ASM (cents)	11.01	9.76	12.8%
Operating expenses per ASM, excluding fuel (cents) (1)	7.35	6.91	6.4%
Fuel costs per gallon, including fuel tax	$2.50	$1.95	28.2%
Fuel costs per gallon, including fuel tax, economic	$2.37	$1.79	32.4%
Fuel consumed, in gallons (millions)	372	371	0.3%
Active fulltime equivalent Employees	34,636	35,296	(1.9)%
Aircraft in service at period-end*	544	543	0.2%

	Six months ended June 30,
	2010	2009	Change
Revenue passengers carried	42,860,257	42,435,861	1.0%
Enplaned passengers	51,248,665	49,555,428	3.4%
Revenue passenger miles (RPMs) (000s)	37,367,943	36,575,108	2.2%
Available seat miles (ASMs) (000s)	48,091,305	49,724,602	(3.3)%
Load factor	77.7%	73.6%	4.1 pts
Average length of passenger haul (miles)	872	862	1.2%
Average aircraft stage length (miles)	642	641	0.2%
Trips flown	549,114	568,708	(3.4)%
Average passenger fare	$128.60	$112.13	14.7%
Passenger revenue yield per RPM (cents)	14.75	13.01	13.4%
Operating revenue yield per ASM (cents)	12.06	10.00	20.6%
Operating expenses per ASM (cents)	11.19	9.85	13.6%
Operating expenses per ASM, excluding fuel (cents) (1)	7.54	6.99	7.9%
Fuel costs per gallon, including fuel tax	$2.49	$1.97	26.4%
Fuel costs per gallon, including fuel tax, economic	$2.35	$1.77	32.8%
Fuel consumed, in gallons (millions)	701	721	(2.8)%
Active fulltime equivalent Employees	34,636	35,296	(1.9)%
Aircraft in service at period-end*	544	543	0.2%

* Excludes aircraft that have been removed from service and are in storage, held for sale, or for return to the lessor.
(1) See the following reconciliation of GAAP to non-GAAP financial measures.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change

Operating income (loss), as reported	$363	$123		$417	$73
Add/(Deduct): Reclassification between Fuel & Oil and Other (gains)
losses, net, associated with current period settled contracts	(7)	2		(11)	23
Add/(Deduct): Contracts settling in the current period, but for which gains
and/or (losses) have been recognized in a prior period*	58	58		110	113
Add/(Deduct): Contracts settling in a prior period, but for which the
underlying hedged fuel has been consumed in the current period	-	-		-	4
Operating income, non-GAAP	$414	$183	126.2	$516	$213	142.3

Net income (loss), as reported	$112	$91		$123	$-
Add/(Deduct): Mark-to-market impact from fuel
contracts settling in future periods	57	(37)		31	(39)
Add/(Deduct): Ineffectiveness from fuel hedges
settling in future periods	51	(24)		46	(11)
Add/(Deduct): Other net impact of fuel contracts settling in the
current or a prior period (excluding reclassifications)	58	58		110	117
Income tax impact of fuel contracts	(62)	(29)		(71)	(29)
Net income (loss), non-GAAP	$216	$59	266.1	$239	$38	528.9

Net income (loss) per share, diluted, as reported	$.15	$.12		$.17	$-
Add/(Deduct): Net impact to net income above
from fuel contracts divided by dilutive shares	.14	(.04)		.15	.05
Net income (loss) per share, diluted, non-GAAP	$.29	$.08	262.5	$.32	$.05	540.0

Operating expenses per ASM (cents)	11.01	9.76		11.19	9.85
Deduct: Fuel expense divided by ASMs	(3.66)	(2.85)		(3.65)	(2.86)
Operating expenses per ASM, excluding fuel (cents)	7.35	6.91	6.4	7.54	6.99	7.9

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

The Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP.  The Company provides supplemental non-GAAP financial information, including results that it sometimes refers to as “economic”, which the Company’s management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results.  The Company’s economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement.  Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for Fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes.  These economic results provide a better measure of the impact of the Company’s fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting pronouncements relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company’s management, as well as investors, to consistently assess its operating performance on a year-over-year or quarter-over-quarter basis after considering all programs in place to manage fuel expense.  However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company’s fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 5 and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Material Changes in Results of Operations

Summary

The Company’s second quarter 2010 net income was $112 million, or $.15 per share, diluted.  These results exceeded the Company’s second quarter 2009 net income of $91 million, or $.12 per share, diluted.  On a non-GAAP basis, the Company’s second quarter 2010 net income was $216 million, or $.29 per share, diluted, which was significantly higher than the Company’s second quarter 2009 net income of $59 million, or $.08 per share, diluted, on a non-GAAP basis.  The significant improvement in year-over-year results was primarily driven by better passenger revenue yields, higher load factors, and favorable economic comparisons to 2009, a period during which results were significantly impacted by the worldwide credit crisis and economic recession.  The 2009 recession severely depressed the demand for air travel, especially from higher yield Customers.  However, through actions taken by the Company and a moderate improvement in the U.S. economic environment, unit revenues (revenue per ASM flown) have improved significantly.  The Company’s actions have included reducing and reallocating capacity and reducing the number of unprofitable flights, targeted marketing campaigns such as “Bags Fly Free,” which have enhanced the Company’s already strong Brand and Customer Experience, improved revenue management processes, and additional service offerings such as the Company’s EarlyBird Check-in and Pets Are Welcome on Southwest (PAWS) products.  The Company’s results have also been favorably impacted by its initiatives to manage costs, which have included right-sizing headcount.  Through these and other actions, the Company has been able to improve its operating results despite a significant increase in fuel prices versus second quarter 2009.  However, although full-fare traffic trends have continued to improve on a year-over-year basis in each of the first and second quarters of 2010, they still have not returned to historical levels.

The Company’s GAAP results in both second quarter 2009 and 2010 included adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price volatility.  These primarily consisted of unrealized adjustments recorded as a result of marking to market derivatives used in the Company’s fuel hedging program that did not qualify for special hedge accounting, and for hedge ineffectiveness, due to accounting requirements related to the derivative instruments used in the Company’s hedging activities.  These adjustments, which can be significant, as well as further information on the Company’s hedging activities and accounting associated with derivative instruments, are discussed further in Note 5 to the unaudited condensed consolidated financial statements.  In second quarter 2009, the net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, totaled $63 million and were recorded in “Other (gains) losses, net.”  Primarily as a result of unsettled fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting in second quarter 2010 and a decline in fair value during the quarter, the Company recorded $115 million in net losses, which were also included in “Other (gains) losses, net.”  The Company’s operating results, which exclude the impact of these adjustments, improved significantly year-over-year, as the Company had operating income of $363 million in second quarter 2010 versus operating income of $123 million in second quarter 2009.  On a non-GAAP basis, the Company’s second quarter 2010 operating income was $414 million versus operating income of $183 million in the same prior year period.  This year-over-year improvement primarily was driven by a better overall revenue performance.

For the six months ended June 30, 2010, the Company’s net income was $123 million, or $.17 per share, diluted, compared to breakeven results recorded for the six months ended June 30, 2009.  On a non-GAAP basis, the Company’s net income for the six months ended June 30, 2010, was $239 million versus net income of $38 million in the same prior year period.  The significant improvement in results in both instances on a year-over-year basis was due to significant improvements in revenues, which more than offset higher fuel costs.

The Company continues to focus on methods to improve its unit revenues, as well as ways to control costs and reduce its exposure to higher fuel prices.  Capacity is being managed in order to better match Customer demand through a continual flight schedule optimization process, which involves trimming unproductive and less popular flights and reallocating capacity to fund other market growth opportunities, and through more seasonal flying in specific markets.  Despite the Company’s available seat miles (ASMs) remaining flat on a year-over-year basis during second quarter 2010, the Company has continued to add flights and new markets.  The Company began service in May 2010 to Northwest Florida Beaches International Airport, near Panama City Beach, Florida.  It also announced it will begin service in 2011 to both Charleston, South Carolina, and Greenville/Spartanburg, South Carolina, and has announced other flight increases in markets such as Ft. Lauderdale, New Orleans, Denver, St. Louis, and Tampa Bay.  The Company continues to bolster its fuel hedge portfolio in order to provide some level of protection against the potential for future catastrophic increases in energy prices.  During the first half of 2010, the Company has opportunistically added to its hedge positions for 2011 through 2013, and has begun building a position for 2014.  See Note 5 to the unaudited condensed consolidated financial statements for further information.

The Company’s second quarter 2010 operating expenses increased 12.5 percent versus second quarter 2009, the majority of which was attributable to higher fuel prices.  For second quarter 2010, the Company’s average jet fuel cost per gallon (including related fuel taxes) increased 28.2 percent compared to second quarter 2009, inclusive of gains and/or losses from fuel contract settlements and related adjustments associated with hedge ineffectiveness.  Cash settlements associated with fuel hedging were a loss of $39 million in second quarter 2010 versus cash settlement losses of $60 million in second quarter 2009.  Higher market jet fuel prices combined with the impact of these settlements in each year resulted in an increase in the Company’s economic jet fuel price per gallon of 32.4 percent.  In addition, the Company experienced cost increases due to higher profitsharing expense and from higher airport costs.  For the six months ended June 30, 2010, the Company’s operating expenses increased $482 million, or 9.8 percent, compared to the first half of 2009.  This increase was also primarily driven by higher fuel costs.

In second quarter 2010, the Company received three new Boeing 737-700s and the Company’s “active” fleet of 737s totaled 544 aircraft at June 30, 2010.  Overall, the Company currently expects to keep its fleet close to flat in 2010 and to fly approximately the same number of ASMs for full year 2010 compared to 2009.  For third quarter 2010, ASMs are expected to be between two and three percent higher than third quarter 2009.

Comparison of three months ended June 30, 2010, to three months ended June 30, 2009

Revenues

Consolidated operating revenues for second quarter 2010 increased by $552 million, or 21.1 percent, compared to second quarter 2009, primarily due to a $510 million, or 20.4 percent, increase in Passenger revenues.  Approximately 85 percent of the increase in passenger revenues was attributable to the 17.3 percent increase in Passenger yield (Passenger revenues per RPM flown), primarily due to higher average fares.  The remainder of the increase was due to the 2.3 point increase in load factor (the percentage of seats filled, or RPMs divided by ASMs) versus second quarter 2009. The results for each of these items were due to a number of revenue initiatives implemented by the Company since the first half of 2009.  These initiatives include (i) continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, a reduction in capacity and slowdown in growth as a result of lower expected demand for air travel, (ii) the Company’s “Bags Fly Free” policy and advertising campaign, in which the Company differentiates its product and service from competitors that charge additional fees for a Customer’s first and second checked bag, (iii) fare increases, (iv) a new and improved website at southwest.com, (v) entrance into new markets for the Company, such as New York LaGuardia, Boston Logan, Milwaukee, and Panama City, and (vi) other revenue management process changes.  These initiatives have enabled the Company to offset the fact that the percentage of full fare bookings continues to remain below historical levels for the Company.  Even with weaker demand for full-fare bookings, which has not yet returned to pre-recession levels, the Company has now reported quarterly load factor records for four consecutive quarters through second quarter 2010.

The Company has also introduced other revenue initiatives such as EarlyBird check-in, which allows Customers to automatically get an assigned boarding position before general check-in begins, and new service charges for unaccompanied minors and for carrying pets.  In addition, the Company continues to explore and plan for other revenue-producing opportunities.  The Company currently plans to begin installing WiFi connectivity on its fleet in 2010, with fleetwide installation expected to span several years.  The Company also continues to work towards implementing international marketing alliances, including enabling international connecting itineraries to Mexico with Volaris, and the launch of a new and improved frequent flyer program.  The Company believes these and other planned programs and processes create substantial opportunities for future revenue growth. Thus far, strong load factor and yield trends have endured in July and, assuming trends continue, a Company record high load factor performance for the month of July is possible.  The Company expects another strong quarter of year-over-year unit revenue growth in third quarter 2010.  The Company’s year-over-year unit revenue growth rates will face more difficult comparisons, however, due to the rapid revenue recovery the Company began to experience in third quarter 2009.

Consolidated freight revenues increased 13.8 percent compared to second quarter 2009, primarily as a result of higher average rates charged.  The Company expects a comparable performance in consolidated freight revenues for third quarter 2010 compared to third quarter 2009.  Other revenues increased 46.9 percent compared to second quarter 2009 primarily as a result of revenues from recent initiatives, such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.  The Company expects Other revenues for third quarter 2010 to also exceed third quarter 2009 due to these revenue initiatives, although at a much lower rate than the year-over-year increase in second quarter 2010.

Operating expenses

Consolidated operating expenses for second quarter 2010 increased $312 million, or 12.5 percent, compared to second quarter 2009, while capacity remained approximately flat compared to second quarter 2009.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for second quarter 2010 and second quarter 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended June 30,				Per ASM		Percent
	2010		2009		Change		Change

Salaries, wages, and benefits	3.71	¢	3.38	¢	.33	¢	9.8
Fuel and oil	3.66		2.84		.82		28.9
Maintenance materials
and repairs	.76		.74		.02		2.7
Aircraft rentals	.18		.19		(.01)		(5.3)
Landing fees and other rentals	.81		.70		.11		15.7
Depreciation	.61		.59		.02		3.4
Other operating expenses	1.28		1.32		(.04)		(3.0)
Total	11.01	¢	9.76	¢	1.25	¢	12.8

Operating expenses per ASM (unit costs) for the three months ended June 30, 2010, increased 12.8 percent compared to second quarter 2009.  Approximately 65 percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 28.2 percent to $2.50, including hedging activity. Higher salaries, wages, and benefits also contributed in excess of 25 percent of the year-over-year increase in costs per ASM during second quarter 2010, primarily due to higher profitsharing expense.  The Company’s operating expenses per ASM, excluding fuel, increased 6.4 percent to 7.35 cents for second quarter 2010 compared to the same prior year period.  On a dollar basis, the majority of the $312 million overall increase in operating expenses was also due to the $207 million increase in Fuel and oil expense, as a result of the higher fuel cost per gallon.  Based on current cost trends, the Company expects its third quarter 2010 nonfuel unit costs to increase year-over-year at a similar rate experienced in second quarter 2010, when compared to third quarter 2009’s 7.11 cents, which excluded a charge related to the Company's 2009 early-out program.

Salaries, wages, and benefits expense per ASM for the three months ended June 30, 2010, increased 9.8 percent compared to second quarter 2009, and on a dollar basis increased $83 million.  Approximately 60 percent of each of these increases was due to higher profitsharing expense associated with the Company’s substantial increase in “economic” earnings.  The Company’s profitsharing expense is based on its income calculated on an “economic” basis, and thus excludes the unrealized gains and/or losses the Company records in its fuel hedging program.  See the previous Note Regarding Use of Non-GAAP Financial Measures for further information.  The remainder of the increase in salaries, wages, and benefits was due to higher average wage rates.  These higher average wage rates primarily are a result of a reduction in hiring by the Company and contractually negotiated wage rate increases for the majority of Employees.  Since the majority of the Company’s workforce is unionized, newly hired Employees start at the bottom of the wage scale, resulting in a dilution in wage rates when the new hires begin working.  However, in periods where the Company is not hiring, existing unionized workers continue to receive pay scale increases as a result of increased seniority, thereby increasing overall wage rates.  These higher wage rates were partially offset, however, by a 1.9 percent reduction in fulltime equivalent Employees versus second quarter 2009, primarily as a result of Freedom ’09, a voluntary early out program offered to eligible Employees during 2009.  Based on current trends, the Company expects third quarter 2010 salaries, wages, and benefits expense per ASM to be comparable to the 3.71 cents per ASM experienced in second quarter 2010.

Fuel and oil expense for the three months ended June 30, 2010, increased $207 million, and on a per ASM basis increased 28.9 percent, both primarily due to a 28.2 percent increase in the Company’s fuel cost per gallon.  The Company had hedging losses reflected in Fuel and oil expense totaling $90 million, while second quarter 2009 hedging losses recorded in Fuel and oil expense were $119 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited condensed consolidated financial statements.

As of July 26, 2010, for third quarter 2010, the Company has fuel derivative contracts in place for approximately 55 percent of estimated fuel consumption at prices up to approximately $100 per barrel.  However, a portion of these fuel derivative instruments are at levels in excess of current market prices and would not provide coverage unless prices were to increase from current levels.  This coverage drops to approximately 30 percent if market prices settle in the $100 to $120 per barrel range, and increases to approximately 45 percent if market prices exceed $120 per barrel.  For fourth quarter 2010, the Company has derivative contracts in place for approximately 40 percent of its estimated fuel consumption at varying crude-equivalent prices up to approximately $95 per barrel; approximately 10 percent if market prices settle in the $95 to $120 per barrel range; and approximately 30 percent if market prices exceed $120 per barrel.  For 2011, the Company has derivative contracts in place for approximately 70 percent of its fuel consumption at varying crude-equivalent prices up to approximately $95 per barrel; approximately 50 percent if prices settle between $95 and $105 per barrel; and approximately 70 percent if prices exceed $105 per barrel.  Beyond 2011, the Company has coverage of approximately 60 percent of its estimated fuel consumption in 2012; approximately 50 percent in 2013; and approximately 45 percent in 2014 at varying price levels.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in AOCI, and these amounts will be recognized in the income statement in future periods when the underlying fuel derivative contracts settle.  The estimated fair market value (as of June 30, 2010) of the Company’s net remaining fuel derivative contracts for 2010 through 2014 reflects a net pretax liability of approximately $170 million, including the effect of $195 million in cash collateral that had been provided to counterparties as of June 30, 2010, which has been netted against the Company’s appropriate fuel derivative contract balances in the unaudited Condensed Consolidated Balance Sheet.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to counterparties) as well as the amount of deferred losses in AOCI at June 30, 2010, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions)

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at June 30, 2010
Year	at June 30, 2010	(net of tax)
2010	$(114)	$(146)
2011	(229)	(221)
2012	(125)	(125)
2013	(33)	(121)
2014	136	(6)
Total	$(365)	$(619)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during some of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market value because they do not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  Based on the current 2010 fuel hedge portfolio and market prices (as of July 26, 2010), the Company estimates economic fuel costs, including fuel taxes, for third quarter 2010 will be approximately $2.40 per gallon.  Assuming no changes to the Company’s current 2010 fuel derivative portfolio, and considering only the expected net cash payments related to hedges that will settle in the remainder of 2010, the Company is providing a sensitivity table for third quarter and full year 2010 jet fuel prices at different crude oil assumptions as of July 26, 2010, and for expected premium costs associated with settling contracts each period.

Estimated difference in Southwest jet fuel price per gallon, compared to unhedged market prices, including taxes
Avg crude oil
price per barrel		Third quarter 2010	Full year 2010
$50		$.45 above market	$.30 above market
$60		$.34 above market	$.23 above market
$78	*	$.14 above market	$.12 above market
$90		$.04 above market	$.07 above market
$100		($.01) below market	$.05 above market
$125		($.11) below market	$.02 above market
$150		($.38) below market	($.09) below market

Estimated premium costs**		$36 million	$134 million

* Based on the current actual forward crude oil curve for 2010 as of July 26, 2010.
** Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for the three months ended June 30, 2010, increased $4 million on a dollar basis compared to second quarter 2009, and increased 2.7 percent on a per-ASM basis.  Both of these increases primarily were equally attributable to higher engine expense related to the Company’s 737-700 fleet and higher airframe repairs associated with routine heavy maintenance checks.  The Company expects Maintenance materials and repairs per ASM for third quarter 2010 to be in line with the .76 cents per ASM reported in second quarter 2010, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended June 30, 2010, decreased 5.3 percent compared to second quarter 2009, and, on a dollar basis, decreased $2 million.  Both of these decreases primarily were due to the Company’s renegotiation of the lease agreements for several leased 737-300 aircraft at lower rates.  Approximately 16 percent of the Company’s aircraft fleet is accounted for as operating leases.  Considering currently projected aircraft leasing activity and forecasted ASMs flown for third quarter 2010, the Company expects aircraft rentals per ASM to be in line with third quarter 2009’s .19 cents.

Landing fees and other rentals for the three months ended June 30, 2010, increased $27 million on a dollar basis, and increased 15.7 percent on a per ASM basis compared to second quarter 2009.  The majority of these increases were due to higher landing fees expense at airports as a result of higher rates charged by those airports due to either higher operating costs or to cover shortfalls caused by reductions in service by other airlines.  The Company currently expects Landing fees and other rentals in third quarter 2010 to be higher than the .81 cents per ASM reported for second quarter 2010.

Depreciation expense for the three months ended June 30, 2010, increased by $5 million on a dollar basis compared to second quarter 2009, and increased 3.4 percent on a per-ASM basis.  On both a dollar and a per-ASM basis, the increase primarily was due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired over the next two years, based on current and expected future market conditions for used aircraft. For third quarter 2010, the Company expects Depreciation expense per ASM to be comparable to second quarter 2010’s .61 cents.

Other operating expenses per ASM for the three months ended June 30, 2010 decreased 3.0 percent, and on a dollar basis, decreased $11 million.  The decrease on both a per-ASM and a dollar basis was due to the recording in second quarter 2010 of an $18 million refund to the Company of excessive security fees charged by the Transportation Security Administration (TSA) since 2005, pursuant to a court decision in litigation brought by the Company and several other airlines.  This refund was partially offset by an increase in revenue-related costs (such as credit card processing fees) associated with the 20.4 percent increase in passenger revenues.  For third quarter 2010, the Company currently expects Other operating expenses to be in the 1.40 to 1.45 cents per ASM range.

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

Other

Interest expense for the three months ended June 30, 2010, decreased $5 million, or 10.6 percent, compared to second quarter 2009, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009.  This was partially offset by expense associated with its borrowings under its $332 million term loan in May 2009, which was not outstanding for the entire second quarter 2009, and its July 2009 $124 million borrowing under a term loan agreement.  The Company expects interest expense for third quarter 2010 to be comparable to the expense recorded during second quarter 2010, based on currently anticipated borrowings, repayments, and floating interest rates.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(In millions)	2010	2009

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$57	$(37)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	51	(24)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	7	(2)
Premium cost of fuel contracts included in Other (gains) losses, net	30	37
Other	1	3
	$146	$(23)

The Company’s effective tax rate was approximately 39.1 percent in second quarter 2010 compared to 15.2 percent in second quarter 2009.  The rate in second quarter 2009 was impacted by the Company’s expected near breakeven earnings for 2009 at that time and the related impact that permanent tax differences had on those projections.  The Company currently projects a full year 2010 tax rate of 38 to 40 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Revenues

Consolidated operating revenues for first half of 2010 increased by $826 million, or 16.6 percent, compared to first half of 2009, primarily due to a $753 million, or 15.8 percent, increase in Passenger revenues.  The majority of the increase in passenger revenues was attributable to the 13.4 percent increase in Passenger yield, primarily due to higher average fares.  This was achieved through a number of revenue initiatives implemented by the Company since the first half of 2009, including (i) continued optimization of the Company’s flight schedule, (ii) the Company’s “Bags Fly Free” advertising campaign, (iii) a new and improved website at southwest.com, (iv) entrance into new markets for the Company, (v) fare increases, and (vi) other revenue management process changes.

Consolidated freight revenues increased 8.6 percent compared to first half of 2009, primarily as a result of higher average rates charged.  Other revenues increased 43.6 percent compared to first half of 2009 primarily as a result of revenues from recent initiatives, such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.

Operating expenses

Consolidated operating expenses for first half of 2010 increased $482 million, or 9.8 percent, compared to first half of 2009, while capacity was 3.3 percent lower than the first half of 2009.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for first half of 2010 and first half of 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Six months ended June 30,				Per ASM		Percent
	2010		2009		Change		Change

Salaries, wages, and benefits	3.76	¢	3.42	¢	.34	¢	9.9
Fuel and oil	3.65		2.86		.79		27.6
Maintenance materials
and repairs	.75		.75		-		-
Aircraft rentals	.19		.19		-		-
Landing fees and other rentals	.82		.69		.13		18.8
Depreciation	.64		.60		.04		6.7
Other operating expenses	1.38		1.34		.04		3.0
Total	11.19	¢	9.85	¢	1.34	¢	13.6

Operating expenses per ASM for the six months ended June 30, 2010, increased 13.6 percent compared to first half of 2009.  Approximately 60 percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 26.4 percent to $2.49, including hedging activity. Higher salaries, wages, and benefits also contributed approximately 25 percent of the year-over-year increase in costs per ASM during first half of 2010, primarily due to higher profitsharing expense.  The Company’s operating expenses per ASM, excluding fuel, increased 7.9 percent to 7.54 cents for first half of 2010 compared to the same prior year period.  On a dollar basis, the majority of the $482 million overall increase in operating expenses was also due to the $331 million increase in Fuel and oil expense, as a result of the higher fuel cost per gallon.

Salaries, wages, and benefits expense per ASM for the six months ended June 30, 2010, increased 9.9 percent compared to first half of 2009, and on a dollar basis increased $111 million.  Approximately 60 percent of each of these increases was due to higher average wage rates.  These higher average wage rates primarily are a result of a reduction in hiring by the Company and contractually negotiated wage rate increases for the majority of Employees.  These higher wage rates were partially offset, however, by a 1.9 percent reduction in fulltime equivalent Employees versus first half of 2009.  The remainder of the increase in salaries, wages, and benefits was due to higher profitsharing expense associated with the Company’s significant increase in “economic” earnings.  The Company’s profitsharing expense is based on its income calculated on an “economic” basis, and thus excludes the unrealized gains and/or losses the Company records in its fuel hedging program.  See the previous Note Regarding Use of Non-GAAP Financial Measures for further information.

Fuel and oil expense for the six months ended June 30, 2010, increased $331 million, and on a per ASM basis increased 27.6 percent, both primarily due to a 26.4 percent increase in the Company’s fuel cost per gallon.  The Company had hedging losses reflected in Fuel and oil expense totaling $181 million, while first half 2009 hedging losses recorded in Fuel and oil expense were $265 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited condensed consolidated financial statements.

Maintenance materials and repairs expense for the six months ended June 30, 2010 decreased $13 million on a dollar basis compared to first half of 2009, but were flat on a per-ASM basis.  The dollar decrease primarily was due to a decline in engine expense as a result of the decrease in engine hours flown versus the prior year.  The Company flew 3.4 percent fewer trips and 3.3 percent fewer ASMs during the first six months of 2010 versus the same 2009 period.  Virtually all of the Company’s engine costs are covered by third-party “power-by-the-hour” maintenance agreements in which expense is based on and recorded commensurate with engine hours flown.

Landing fees and other rentals for the six months ended June 30, 2010, increased $51 million on a dollar basis, and increased 18.8 percent on a per ASM basis compared to first half of 2009.  The majority of these increases were due to higher landing fees expense at airports as a result of higher rates charged by those airports due to either higher operating costs or to cover shortfalls caused by reductions in service by other airlines.

Depreciation expense for the six months ended June 30, 2010, increased by $8 million on a dollar basis compared to first half of 2009, and increased 6.7 percent on a per-ASM basis.  On a per-ASM basis, the increase primarily was due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired over the next two years, based on current and expected future market conditions for used aircraft.  On a dollar basis, the majority of the increase was due to the amortization of capitalized software costs associated with various information technology upgrade and replacement projects.

Other operating expenses per ASM for the six months ended June 30, 2010, increased 3.0 percent, but on a dollar basis, decreased $5 million.  On a dollar basis, the decline was due to the recording of an $18 million refund to the Company of excessive security fees charged by the Transportation Security Administration (TSA) since 2005, pursuant to a court decision in litigation brought by the Company and several other airlines.  On a per ASM basis, the increase primarily was due to an increase in revenue-related costs (such as credit card processing fees) associated with the 15.8 percent increase in passenger revenues, partially offset by the refund of security fees expense.

Other

Interest expense for the six months ended June 30, 2010, decreased $9 million, or 9.8 percent, compared to first half of 2009, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009.  This was partially offset by expense associated with its borrowings under its $332 million term loan in May 2009, which was only outstanding for a small portion of the first half of 2009, and its July 2009 $124 million borrowing under a term loan agreement.

Capitalized interest for the six months ended June 30, 2010, decreased $1 million, or 9.1 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the six months ended June 30, 2010, decreased by $2 million, or 25.0 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(In millions)	2010	2009

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$31	$(39)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	46	(11)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	11	(23)
Premium cost of fuel contracts included in Other (gains) losses, net	61	69
Other	1	4
	$150	$-

The Company’s effective tax rate was approximately 39 percent in first half of 2010.  Due to the Company’s breakeven results for the first half of 2009, income taxes were immaterial for that period.

Liquidity and Capital Resources

Net cash provided by operating activities was $540 million for the three months ended June 30, 2010, compared to $135 million provided by operating activities in the same prior year period.  For the six months ended June 30, 2010, net cash provided by operating activities was $913 million compared to $420 million provided by operating activities in the first half of 2009.  The operating cash flows for the first six months of 2010 were largely impacted by changes in Air traffic liability, cash paid to counterparties to add to the Company’s future period fuel hedge position, as well as noncash depreciation and amortization expense.  For the first half of 2010, there was a $442 million increase in Air traffic liability, as a result of bookings for future travel, a net $422 million spent on the purchase of fuel hedging option contracts that will settle in future years, and a $308 million increase in operating cash flow associated with depreciation and amortization expense.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  For the first half of 2009, operating cash flows were primarily impacted by a $244 million increase in Air traffic liability and a $300 million increase associated with depreciation and amortization expense.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended June 30, 2010, totaled $610 million compared to $377 million used in investing activities in the same prior year period.  For the six months ended June 30, 2010, net cash flows used in investing activities was $932 million, compared to $1.0 billion used in the same prior year period.  Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the six months ended June 30, 2010, the Company’s short-term and noncurrent investments increased by a net $634 million, versus a net increase of $743 million during the same prior year period.

Net cash used in financing activities during the three months ended June 30, 2010, was $51 million, compared to $43 million provided by financing activities for the same period in 2009.  For the six months ended June 30, 2010, net cash flows used in financing activities was $106 million, compared to $172 million provided by financing activities in the same prior year period.  During the six months ended June 30, 2010, the Company repaid $85 million in debt and capital lease obligations that came due, and also repaid $44 million from a credit line borrowing associated with auction rate security instruments that were redeemed back to its counterparty.  During the six months ended June 30, 2009, the Company raised $381 million from the sale and leaseback of eleven 737-700 aircraft and borrowed $332 million under a term loan agreement.  Also during the six months ended June 30, 2009, the Company repaid $400 million and $91 million it had borrowed during 2008 under its revolving credit agreement and a credit line borrowing, respectively.

The Company is a “well-known seasoned issuer” and has a universal shelf registration statement that allows it to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first half of 2010, the Company purchased six new 737-700 aircraft from Boeing, and the Company has four additional new 737-700 scheduled deliveries from Boeing during the second half of 2010.  The Company also brought back two of the four 737-300 aircraft that had been removed from active service and put into storage during 2009, and retired one of its older 737-300 aircraft from service during the first half of 2010.  The Company currently plans to end the year with 546 aircraft in its active fleet.  During July 2010, the Company and Boeing modified the advance payment requirements associated with future aircraft deliveries.  As part of this agreement, the Company also exercised options for 25 737-700 aircraft for delivery through 2016.  These 25 aircraft are expected to replace 737-300 and 737-500 aircraft retirements planned during that timeframe.  As of July 28, 2010, the Company had the following contractual purchase commitments with Boeing for 737-700 aircraft deliveries:

				Purchase		(In millions)
	Firm		Options	Rights	Total	Commitment

2010	10	*	-	-	10	$71
2011	14		-	-	14	535
2012	23		-	-	23	791
2013	19		6	-	25	701
2014	21		6	-	27	735
2015	14		1	-	15	539
2016	15		7	-	22	487
2017	-		17	-	17	-
Through 2021	-		-	98	98	-
Total	116		37	98	251	$3,859
* Includes six aircraft delivered through July 28, 2010.

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-800s for the 737-700s.

The following table details information on the 544 active aircraft in the Company’s fleet that were in service as of June 30, 2010:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	18.6	173	106	67
-500	122	19.2	25	16	9
-700	137	6.5	346	326	20
TOTALS		10.9	544	448	96

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at June 30, 2010, of $3.1 billion, internally generated funds, and its $600 million revolving credit facility that expires in October 2012.  As of June 30, 2010, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction is expected to commence during the second half of 2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Pursuant to the PDA, on January 28, 2010, the Company adopted a resolution requesting the Love Field Airport Modernization Corporation (or LFAMC, a “local government corporation” under Texas law formed by the City of Dallas) to issue tax-exempt facility revenue bonds in one or more series in an amount not to exceed $520 million (LFMP Bonds).  The proceeds of such bonds will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for up to $75 million in certain early LFMP expenditures made and to be made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council).  On January 27, 2010, the City of Dallas adopted a resolution approving the issuance of the LFMP Bonds by the LFAMC.  It is anticipated that the first series of LFMP Bonds will be issued during the second half of 2010, subject to market conditions.  Repayment of the LFMP Bonds will be through the “Facilities Payments” described below.  Reimbursement of the Company for its payment of Facilities Payments would be made through recurring ground rents, fees, and other revenues collected at the Airport. The Company will guaranty principal, premium (if any), and interest on the LFMP bonds.

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

Fair value measurements

As discussed in Note 10 to the unaudited condensed consolidated financial statements, the Company utilizes accounting standards pertaining to fair value measurements in determining the fair value of certain assets and liabilities.  The Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $105 million, a portion of its fuel derivative contracts, which totaled a net asset of $46 million, and $8 million in other investments, at June 30, 2010.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At June 30, 2010, approximately $93 million of these instruments are classified as available for sale securities and $12 million are classified as trading securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify the securities as Level 1.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

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

Forward-looking statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to (i) the Company’s financial and operating strategies and initiatives and related expectations; (ii) its growth strategies and expectations, including fleet, route, and capacity plans; (iii) its projected results of operations; (iv) its expectations regarding liquidity, including anticipated needs for, and sources of, funds; and (v) its plans and expectations for managing risk associated with changing jet fuel prices.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
(ii)	economic uncertainty, which can significantly impact the demand for air travel and related revenues;
(iii)	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
(iv)	actions of competitors, including, without limitation, pricing, scheduling, and capacity decisions, and consolidation and alliance activities;
(v)	the Company’s ability to timely and effectively prioritize its strategic initiatives and related expenditures;
(vi)
the Company’s ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and the impact of technological initiatives on the Company’s operations and reporting;

(vii)	the Company’s dependence on third parties to assist with implementation of certain of its initiatives;
(viii)	the impact of governmental legislation and regulation on the Company’s operations, fuel hedging strategies, and costs; and
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At June 30, 2010, the estimated gross fair value of outstanding contracts was a liability of $365 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At June 30, 2010, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At June 30, 2010, the Company had provided $195 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to counterparties, but did not hold any cash collateral deposits from any of its counterparties as of that date.  These collateral deposits are netted against the fair value of the Company’s noncurrent derivative contracts in Other deferred liabilities in the unaudited Condensed Consolidated Balance Sheet.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

Due to the terms of the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of June 30, 2010, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $552 million in cash collateral to its current counterparties. See also Note 5 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the second quarter of 2010, the Company implemented the first phase of a new Enterprise Resource Planning (ERP) system that impacted several key financial reporting modules such as the general ledger, payroll, and accounts payable applications, among others.  This resulted in material changes to the Company’s internal control over financial reporting, and the Company has implemented additional monitoring controls during this period of change.

Except for the changes made in connection with the new ERP system, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 65 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan
(incorporated by reference to Exhibit 99 to the Company’s Registration Statement
on Form S-8 filed May 20, 2010 (File No. 333-166980)).
10.3	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form
of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

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

SOUTHWEST AIRLINES CO.

July 30, 2010	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 65 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan
(incorporated by reference to Exhibit 99 to the Company’s Registration Statement
on Form S-8 filed May 20, 2010 (File No. 333-166980)).
10.3	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form
of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.