Form 10-Q
period 2010-09-30
SOUTHWEST AIRLINES CO
filed 2010-10-22
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of shares of Common Stock outstanding as of the close of business on October 19, 2010: 747,095,928

SOUTHWEST AIRLINES CO.

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2010 and 2009 Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,031	$1,114
Short-term investments	2,348	1,479
Accounts and other receivables	289	169
Inventories of parts and supplies, at cost	231	221
Deferred income taxes	63	291
Prepaid expenses and other current assets	80	84
Total current assets	4,042	3,358

Property and equipment, at cost:
Flight equipment	13,989	13,719
Ground property and equipment	2,070	1,922
Deposits on flight equipment purchase contracts	189	247
	16,248	15,888
Less allowance for depreciation and amortization	5,682	5,254
	10,566	10,634
Other assets	535	277
	$15,143	$14,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$707	$732
Accrued liabilities	944	729
Air traffic liability	1,423	1,044
Current maturities of long-term debt	113	190
Total current liabilities	3,187	2,695

Long-term debt less current maturities	3,350	3,325
Deferred income taxes	2,140	2,200
Deferred gains from sale and leaseback of aircraft	92	102
Other non-current liabilities	424	493
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,225	1,216
Retained earnings	5,273	4,971
Accumulated other comprehensive loss	(453)	(578)
Treasury stock, at cost	(903)	(963)
Total stockholders' equity	5,950	5,454
	$15,143	$14,269

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Passenger	$3,032	$2,550	$8,544	$7,308
Freight	31	28	94	87
Other	129	88	352	243
Total operating revenues	3,192	2,666	8,990	7,638
OPERATING EXPENSES:
Salaries, wages, and benefits	938	909	2,748	2,607
Fuel and oil	926	826	2,681	2,250
Maintenance materials and repairs	196	184	556	557
Aircraft rentals	43	47	135	140
Landing fees and other rentals	210	192	606	537
Depreciation and amortization	161	162	469	462
Other operating expenses	363	324	1,023	990
Total operating expenses	2,837	2,644	8,218	7,543
OPERATING INCOME	355	22	772	95
OTHER EXPENSES (INCOME):
Interest expense	43	48	126	140
Capitalized interest	(5)	(5)	(15)	(16)
Interest income	(2)	(3)	(9)	(11)
Other (gains) losses, net	(13)	2	138	2
Total other expenses	23	42	240	115

INCOME (LOSS) BEFORE INCOME TAXES	332	(20)	532	(20)
PROVISION (BENEFIT) FOR INCOME TAXES	127	(4)	204	(4)

NET INCOME (LOSS)	$205	$(16)	$328	$(16)

NET INCOME (LOSS) PER SHARE, BASIC	$.27	$(.02)	$.44	$(.02)

NET INCOME (LOSS) PER SHARE, DILUTED	$.27	$(.02)	$.44	$(.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	746	742	745	741
Diluted	747	742	746	741

Cash dividends declared per common share	$.0045	$.0045	$.0135	$.0135

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$205	$(16)	$328	$(16)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization	161	162	469	462
Unrealized (gain) loss on fuel derivative instruments	(17)	12	171	79
Deferred income taxes	20	8	96	3
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(4)	(10)	(11)
Changes in certain assets and liabilities:
Accounts and other receivables	42	12	(66)	(16)
Other current assets	7	11	(6)	(7)
Accounts payable and accrued liabilities	(5)	(147)	189	(42)
Air traffic liability	(63)	6	379	251
Cash collateral received from (provided to) fuel
derivative counterparties	15	-	150	(185)
Other, net	23	28	(408)	(25)
Net cash provided by operating activities	385	72	1,292	493

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(100)	(198)	(398)	(471)
Purchases of short-term investments	(1,151)	(1,707)	(4,331)	(4,797)
Proceeds from sales of short-term investments	939	1,608	3,484	3,955
Other, net	-	-	-	1
Net cash used in investing activities	(312)	(297)	(1,245)	(1,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions	-	-	-	381
Issuance of long-term debt	-	124	-	456
Proceeds from Employee stock plans	10	4	45	11
Proceeds from credit line borrowing	-	83	-	83
Payments of long-term debt and capital lease obligations	(39)	(22)	(123)	(64)
Payment of revolving credit facility	-	-	-	(400)
Payment of credit line borrowing	-	-	(44)	(91)
Payments of cash dividends	(3)	(3)	(13)	(13)
Other, net	1	(5)	5	(10)
Net cash provided by (used in) financing activities	(31)	181	(130)	353

NET CHANGE IN CASH AND CASH EQUIVALENTS	42	(44)	(83)	(466)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	989	946	1,114	1,368
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,031	$902	$1,031	$902

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$31	$101	$109
Income taxes	$105	$-	$144	$4

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Southwest Airlines Co. (Company or Southwest) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2010 and 2009 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Financial results for the Company, and airlines in general, can be seasonal in nature.  In many years, the Company’s revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s results in certain fiscal periods.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2009.

2.   MERGER AND RELATED MATTERS

On September 26, 2010, Southwest, AirTran Holdings, Inc. (“AirTran”), and Guadalupe Holdings Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub, a wholly owned subsidiary of Southwest formed for the sole purpose of effecting the merger, will be merged with and into AirTran, with AirTran continuing as the surviving corporation and as a wholly owned subsidiary of Southwest (the “Merger”).  Immediately following the effective time of the Merger, AirTran will merge with and into a wholly owned limited liability company subsidiary of Southwest.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, if the Merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest common stock, which exchange ratio may be adjusted as discussed below, and $3.75 in cash, without interest.  If the average closing price of Southwest common stock for the 20 consecutive trading day period ending on (and including) the third trading day prior to the closing of the Merger (the “Southwest Average Share Price”) is greater than $12.46, then the exchange ratio will be adjusted to equal $4.00 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, then, subject to the next sentence, the exchange ratio will be adjusted to equal $3.50 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, Southwest must deliver, at its election, an additional amount of cash, an additional number (or fraction) of shares of Southwest common stock, or a combination of both, such that, after giving effect to such election, the aggregate value of the Merger consideration is equal to $7.25. The exchange ratio adjustment mechanism provides at least $7.25 in value and up to $7.75 in value (based on the Southwest Average Share Price) per share of AirTran common stock.

Completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by AirTran’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any  other material governmental consents and approvals required to consummate the Merger, (iv) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 used to register the Southwest common stock to be issued as consideration for the Merger having been declared effective by the Securities and Exchange Commission (the “SEC”), and (vi) authorization of the listing on the New York Stock Exchange of the shares of Southwest common stock to be issued to AirTran stockholders pursuant to the Merger.  The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties and the other party having performed in all material respects its obligations under the Merger Agreement.

Southwest and AirTran may mutually agree to terminate the Merger Agreement at any time prior to the effectiveness of the Merger.  In addition, either party may terminate the Merger Agreement (i) if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties), (ii) if the approval of AirTran’s stockholders is not obtained, (iii) in connection with certain competing transactions, and (iv) for certain other reasons, as set forth in the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement in connection with a competing transaction, AirTran may be required to pay to Southwest a termination fee of $39 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to Southwest’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2010.

Southwest is expected to incur substantial expenses in connection with the Merger.  While Southwest has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.  These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the Merger and likely will result in the Company taking significant charges against earnings following the completion of the Merger.  The amount and timing of such charges are currently uncertain.

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company had previously made changes in the estimated residual values of a limited number of owned 737-300 and 737-500 aircraft that had neared their retirement dates.  During third quarter 2010, however, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft.  Based on current and expected future market conditions related to these aircraft, the Company reduced the residual values of these aircraft from approximately 15 percent of original cost to approximately 10 percent of original cost.  This determination was made due to  the lack of buyers for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has effectively “flooded” the market.  As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft.  The impact of this change on third quarter 2010 was an increase in depreciation expense of approximately $4 million, excluding the impact of profitsharing and income taxes ($2 million after the impact of profitsharing and taxes, with no impact on reported net income per share).

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

In accordance with accounting requirements associated with voluntary changes in accounting, the comparative unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, was retrospectively adjusted in first quarter 2010 to apply the new method of accounting. The Company’s unaudited Condensed Consolidated Statement of Operations and unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009, were not retrospectively adjusted as the impact of this change in accounting for frequent flyer benefits was immaterial.  In addition, this elective change in accounting did not have a material impact on the Company’s earnings or cash flows for the three and nine months ended September 30, 2010.

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.”  ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer credits to business partners.  Specifically, the Company applies the residual method, which is currently allowed, but which will be prohibited under ASU No. 2009-13.  ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011; however, it will be effective only for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim periods ended September 30, 2010.  See Note 10.

4.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
NUMERATOR:
Net income (loss)	$205	$(16)	$328	$(16)

DENOMINATOR:
Weighted-average shares
outstanding, basic	746	742	745	741
Dilutive effect of Employee stock
options	1	-	1	-
Adjusted weighted-average shares
outstanding, diluted	747	742	746	741

NET INCOME (LOSS) PER SHARE:
Basic	$.27	$(.02)	$.44	$(.02)

Diluted	$.27	$(.02)	$.44	$(.02)

Antidilutive stock options
excluded from calculations	64	81	70	80

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represents one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges qualified or will qualify for special hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For third quarter 2010, the Company had fuel derivatives in place related to approximately 46 percent of its fuel consumption.  As of September 30, 2010, the Company had fuel derivative instruments in place to provide coverage on a large portion of its fourth quarter 2010 estimated fuel consumption at varying price levels.  The following table provides information about the Company’s volume of fuel hedging for fourth quarter 2010, as well as the years 2011 through 2014.

Fuel hedged as
of September 30, 2010
Period	(gallons in millions)
4Q10	108
2011	865
2012	887
2013	750
2014	700

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment.  Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in "Accumulated other comprehensive income (loss)” (“AOCI”) until the underlying jet fuel is consumed.  See Note 6.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting.  Ineffectiveness, as defined, results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other (gains) losses, net” in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to “Other (gains) losses, net” in the statement of operations in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to “Fuel and oil” expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2009 or the first nine months of 2010.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value at 9/30/10	Fair Value at 12/31/09	Fair Value at 9/30/10	Fair Value at 12/31/09

Derivatives designated as hedges
Fuel derivative contracts (gross)*	Other assets	$623	$-	$160	$-
Fuel derivative contracts (gross)*	Accrued liabilities	67	122	20	4
Fuel derivative contracts (gross)*	Other deferred liabilities	82	225	18	10
Interest rate derivative contracts	Other assets	114	47	-	-
Interest rate derivative contracts	Other deferred liabilities	-	-	23	10

Total derivatives designated as hedges		$886	$394	$221	$24

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Other assets	$325	$-	$587	$-
Fuel derivative contracts (gross)*	Accrued liabilities	37	324	184	566
Fuel derivative contracts (gross)*	Other deferred liabilities	33	302	284	870

Total derivatives not designated as hedges		$395	$626	$1,055	$1,436

Total derivatives		$1,281	$1,020	$1,276	$1,460
* Does not include the impact of cash collateral deposits provided to counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	Location	2010	2009
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	deferred liabilities	$125	$238
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	-	92
Cash collateral deposits provided
to counterparty - current	Accounts Receivable	55	-
Due to third parties for settled fuel contracts	Accrued liabilities	18	15
Net unrealized losses from fuel	Accumulated other
hedges, net of tax	comprehensive loss	420	580

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Three months ended September 30,				Three months ended September 30,				Three months ended September 30,
(in millions)	2010		2009		2010		2009		2010	2009

Fuel derivative
contracts	$(122	) *	$(40	) *	$77	*	$101	*	$(24)	$(46)
Interest rate
derivatives	12	*	6	*	-		-		-	-

Total	$(110)		$(34)		$77		$101		$(24)	$(46)
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in AOCI on Derivatives (effective portion)				Amount of (Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				Amount of (Gain) Loss Recognized in Income on Derivatives (ineffective portion) (b)
	Nine months ended September 30,				Nine months ended September 30,				Nine months ended September 30,
(in millions)	2010		2009		2010		2009		2010	2009

Fuel derivative
contracts	$66	*	$(85	) *	$226	*	$307	*	$26	$(55)
Interest rate
derivatives	34	*	(19)		-		-		-	-

Total	$100		$(104)		$226		$307		$26	$(55)
* Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in
Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Three months ended September 30,		Location of (Gain) Loss Recognized in Income
(in millions)	2010	2009	on Derivatives

Fuel derivative contracts	$(26)	$7	Other (gains) losses, net

Derivatives not in Cash Flow Hedging Relationships
	Amount of (Gain) Loss Recognized in Income on Derivatives
	Nine months ended September 30,		Location of (Gain) Loss Recognized in Income
(in millions)	2010	2009	on Derivatives

Fuel derivative contracts	$13	$(57)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during third quarter 2010 and 2009 of $37 million and $35 million, respectively, and during the nine months ended September 30, 2010 and 2009 of $98 million and $104 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Operations.

The fair value of the derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of September 30, 2010, are approximately $196 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2010.  In addition, as of September 30, 2010, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting totaling $80 million, net of taxes.  These net losses were recognized in third quarter 2010 and prior periods, and are reflected in “Retained earnings” as of September 30, 2010, but the underlying derivative instruments will not expire/settle until fourth quarter 2010 or future years.

Interest rate swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. The interest rate swap agreements accounted for as fair value hedges qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.  For the Company’s interest rate swap agreements accounted for as cash flow hedges, ineffectiveness is required to be measured each reporting period.  The ineffectiveness associated with these hedges for all periods presented was not material.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At September 30, 2010, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2010, at which such postings are triggered:

Counterparty (CP)
	A	B	C	D	E	Other		Total
(in millions)
Fair value of fuel derivatives	$5	$(265)	$(22)	$41	$154	$1	*	$(86)
Cash collateral held by CP	55	125	-	-	-	-		180
Aircraft collateral pledged to CP	-	165	-	-	-	-		165
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(75)	>(75)	>(75)
	or >(700)	or >(535)
Cash is received from CP	>40	>150	>200 ***	>125 ***	>250
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A	N/A	N/A
If credit rating is non-investment
grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	**	**	**
	or >(700)	or >(535)
Cash is received from CP	**	**	**	**	**
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A	N/A	N/A

* Sum of counterparties with fair value of fuel derivatives <$5M and no risk of the Company posting collateral.
** Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
*** Thresholds may vary based on changes in credit ratings within investment grade.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of September 30, 2010, no cash collateral had been provided to or received from counterparties associated with the Company’s interest rate derivatives.  If the Company’s credit rating had been below investment grade as of September 30, 2010, it would have been required to provide $24 million in cash collateral to one counterparty based on its outstanding net liability derivative position with that counterparty.  The outstanding interest rate net derivative positions with all other counterparties at September 30, 2010 were assets to the Company.

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

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three months ended September 30,
(In millions)	2010	2009

Net income/(Loss)	$205	$(16)
Unrealized gain on fuel derivative instruments,
net of deferred taxes of $124 and $37	199	61
Unrealized loss on interest rate swaps,
net of deferred taxes of ($7) and ($4)	(12)	(6)
Other, net of deferred taxes of $1 and $18	1	27
Total other comprehensive income/(loss)	188	82

Comprehensive income	$393	$66

	Nine months ended September 30,
(In millions)	2010	2009

Net income/(Loss)	$328	$(16)
Unrealized gain on derivative instruments,
net of deferred taxes of $100 and $137	160	222
Unrealized gain/(loss) on interest rate swaps,
net of deferred taxes of ($21) and $12	(34)	20
Other, net of deferred taxes of $0 and $18	(1)	27
Total other comprehensive income/(loss)	125	269

Comprehensive income	$453	$253

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2010 and 2009:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at June 30, 2010	$(619)	$(41)	$19	$(641)
Changes in fair value	122	(12)	1	111
Reclassification to earnings	77	-	-	77
Balance at September 30, 2010	$(420)	$(53)	$20	$(453)

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2009	$(580)	$(19)	$21	$(578)
Changes in fair value	(66)	(34)	(1)	(101)
Reclassification to earnings	226	-	-	226
Balance at September 30, 2010	$(420)	$(53)	$20	$(453)

7. ACCRUED LIABILITIES

	September 30,	December 31,
(In millions)	2010	2009

Retirement plans	$132	$46
Aircraft rentals	75	112
Vacation pay	201	190
Advances and deposits	29	32
Fuel derivative contracts	100	32
Workers compensation	130	130
Other	277	187
Accrued liabilities	$944	$729

8.      DIVIDENDS

During the three month periods ended September 30, June 30, and March 31, 2010, dividends of $.0045 per share were declared on the 746 million shares, 746 million shares, and 744 million shares of Common Stock then outstanding, respectively.  During the three month periods ended September 30, June 30, and March 31, 2009, dividends of $.0045 per share were declared on the 742 million shares, 741 million shares, and 740 million shares of Common Stock then outstanding, respectively.

9.      COMMITMENTS AND CONTINGENCIES

Various purported class action lawsuits have been filed by stockholders of AirTran that challenge the proposed acquisition of AirTran by the Company.

On September 28, 2010, Frederick Leonelli filed a purported class action lawsuit on behalf of himself and similarly situated stockholders of AirTran in the First Judicial District Court of the State of Nevada for Carson City against AirTran, Robert L. Fornaro, AirTran’s Chairman, President and Chief Executive Officer, Arne G. Haak, AirTran’s Senior Vice President of Finance, Treasurer and Chief Financial Officer, each member of the AirTran board of directors, Southwest and Merger Sub (the “Leonelli complaint”). The Leonelli complaint generally alleges that the consideration to be received by AirTran’s stockholders in the Merger is unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the Merger Agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the Merger Agreement. The Leonelli complaint further alleges that AirTran, Southwest and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Leonelli complaint seeks injunctive relief: (i) enjoining the defendants from consummating the Merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the Merger Agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The lawsuit is in a preliminary stage.

On September 28, 2010, Frank Frohman filed a second purported AirTran shareholder class action lawsuit in the same court and against the same defendants (other than Mr. Haak) as in the Leonelli complaint.  The allegations in the Frohman lawsuit, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint. The lawsuit is also in a preliminary stage.

On October 8, 2010, Douglas Church filed another purported AirTran shareholder class action lawsuit in the District Court of Clark County, Nevada against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations set forth in the Church lawsuit, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint with one addition. The Church complaint additionally alleges, as part of its breach of fiduciary duty claim, that the individual AirTran defendants (other than Mr. Haak) received greater benefits under the Merger Agreement than other AirTran shareholders. The lawsuit is also in a preliminary stage.

Four purported AirTran shareholder class action lawsuits have also been filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Harry Hoffner filed a purported class action lawsuit on behalf of himself and similarly situated AirTran stockholders on September 30, 2010 against the same defendants (other than Mr. Haak and Merger Sub) as in the Leonelli complaint. This was followed by lawsuits filed by Robert Debardelan on October 8, 2010, Thomas A. Rosenberger on October 12, 2010, and Robert Loretitsch on October 15, 2010 (collectively the “Florida actions”) against the same defendants plus Merger Sub. The allegations in the Florida actions, as well as the relief requested, are also generally the same as those set forth in the Leonelli complaint.  The Florida actions are also in their preliminary stages. On October 12, 2010, Mr. Rosenberger filed a motion to transfer and consolidate the Hoffner, Debardelan, and Rosenberger actions and appoint Mr. Rosenberger as lead plaintiff and his attorneys as lead plaintiffs’ counsel. A counter motion to transfer and consolidate and for the appointment of lead plaintiff and lead plaintiffs’ counsel was filed by Messrs. Hoffner and Debardelan on October 19, 2010.  Those motions are currently pending.

Southwest believes that each of the above described lawsuits is without merit.

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

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction has commenced during 2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorizes reimbursement to the Company of up to $75 million for certain early LFMP expenditures the Company has incurred and will incur from April 25, 2008 until the issuance of bonds that will be used as funding for ongoing construction.  The source of such reimbursement will be the proceeds of those bonds.  As of September 30, 2010, the Company had spent a total of $70 million of its own funds on a portion of the LFMP project, which funds are considered eligible for reimbursement.  The Company has classified this amount as “Ground property and equipment” in its unaudited Condensed Consolidated Balance Sheet.

The Company has agreed to manage the majority of the LFMP project, and as a result, will be evaluating its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, which can, depending on the specific facts and circumstances, require the lessee to report an asset and corresponding obligation for the cost of the project on the Company’s balance sheet.  As of the current time, the Company has not yet made a final determination of its accounting for the LFMP. It is currently expected that bonds being utilized to finance a portion of the LFMP will be issued during fourth quarter 2010, subject to market conditions, at which time the Company will be able to finalize its conclusions regarding its ongoing accounting treatment for the LFMP. The Company will guaranty principal and interest payments on the bonds.

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

As of September 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of short-term investments consist of instruments classified as Level 1.  However, certificates of deposit are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments, totaling $92 million at September 30, 2010, are classified as available for sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has subsequently determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value as of September 30, 2010, the Company has recorded a temporary unrealized decline in fair value of $18 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government.  In addition, these auction rate securities represented an immaterial portion of the Company’s total cash, cash equivalent, and investment balance at September 30, 2010.  The range of maturities for the Company’s auction rate securities are from 8 years to 37 years.  Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $353 million of these instruments at par value.

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

The following items are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets		Significant Unobservable Inputs
			Significant Other
			Observable Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,031	$1,031	$-	$-
Short-term investments:
Treasury bills	2,089	2,089	-	-
Certificates of deposit	260	260	-	-
Noncurrent investments (a)	92	-	-	92
Interest rate derivatives (see Note 5)	114	-	114	-
Fuel derivatives:
Swap contracts (b)	28	-	28	-
Option contracts (b)	192	-	-	192
Swap contracts (c)	232	-	232	-
Option contracts (c)	716	-	-	716
Other available-for-sale securities	39	31	-	8
Total assets	$4,793	$3,411	$374	$1,008

Liabilities
Fuel derivatives:
Swap contracts (b)	$(306)	$-	$(306)	$-
Option contracts (b)	(201)	-	-	(201)
Swap contracts (c)	(427)	-	(427)	-
Option contracts (c)	(320)	-	-	(320)
Interest rate derivatives (see Note 5)	(23)	-	(23)	-
Total liabilities	$(1,277)	$-	$(756)	$(521)
(a) Auction rate securities included in "Other assets" in the unaudited Condensed
Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $125 million in cash collateral provided to counterparties. See Note 5.
(c) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset. See Note 5.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,114	$1,114	$-	$-
Short-term investments
Treasury bills	1,279	1,279	-	-
Certificates of deposit	125	125	-	-
Auction rate securities	75	-	-	75
Noncurrent investments (a)	99	-	-	99
Interest rate derivatives	47	-	47	-
Fuel derivatives (b)
Swap contracts	373	-	373	-
Option contracts	848	-	-	848
Other available-for-sale securities	38	30	-	8
Total assets	$3,998	$2,548	$420	$1,030

Liabilities
Fuel derivatives (b)
Swap contracts	$(990)	$-	$(990)	$-
Option contracts	(708)	-	-	(708)
Interest rate derivatives	(10)	-	(10)	-
Total liabilities	$(1,708)	$-	$(1,000)	$(708)
(a) Auction rate securities included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.
(b) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of $330 million in cash collateral provided to counterparties.

Investments in certificates of deposit have been reclassified from Level 1 to Level 2 in the above tables, but the Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2010.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate	Other
(in millions)	Derivatives	Securities	Securities	Total
Balance at June 30, 2010	$46	$105	$8	$159
Total gains or (losses) (realized or unrealized)
Included in earnings	164	-	-	164
Included in other comprehensive income	180	(1)	-	179
Purchases	7	-	-	7
Sales	(30)	(12)	-	(42)
Settlements	20	-	-	20
Balance at September 30, 2010	$387	$92 (a)	$8	$487

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2010	$166	$-	$-	$166

(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Fuel	Auction Rate	Other
(in millions)	Derivatives	Securities	Securities	Total
Balance at December 31, 2009	$140	$174	$8	$322
Total gains or (losses) (realized or unrealized)
Included in earnings	(84)	-	-	(84)
Included in other comprehensive income	(93)	(1)	-	(94)
Purchases	525	-	-	525
Sales	(126)	(81)	-	(207)
Settlements	25	-	-	25
Balance at September 30, 2010	$387	$92 (a)	$8	$487

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2010	$(53)	$-	$-	$(53)

(a) Included in "Other assets" in the unaudited Condensed Consolidated Balance Sheet.

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

Any gains and losses (realized and unrealized) related to other investments are reported in “Other operating expenses,” and were immaterial for the three and nine months ended September 30, 2010, and 2009.

The carrying amounts and estimated fair values of the Company’s long-term debt at September 30, 2010, are contained in the below table.  The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
10.5% Notes due 2011	$395	$432
Term Loan Agreement due 2020 - 5.223%	599	551
Term Loan Agreement due 2019 - 6.64%	320	333
Term Loan Agreement due 2019 - 6.84%	115	125
French Credit Agreements due 2012	17	17
6.5% Notes due 2012	367	390
5.25% Notes due 2014	306	332
5.75% Notes due 2016	277	302
5.125% Notes due 2017	240	254
French Credit Agreements due 2017	77	77
Pass Through Certificates due 2022	444	455
7.375% Debentures due 2027	71	80

11.      EARLY RETIREMENT OFFER

On April 16, 2009, the Company announced Freedom ’09, a one-time voluntary early retirement program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service.  The purpose of this voluntary initiative and other initiatives was to right-size headcount in conjunction with the Company’s decision to reduce its capacity by approximately five percent in 2009, and to reduce costs.  Virtually all of the Company’s Employees hired before March 31, 2008, were eligible to participate in the program.  Participants’ last day of work primarily fell between July 31, 2009, and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis.  A total of 1,404 Employees elected to participate in Freedom ‘09.  In accordance with accounting guidance for voluntary termination benefits, the Company recorded total costs of approximately $66 million during the third quarter of 2009 upon acceptance of the retirement offer by Employees—all of which was reflected in salaries, wages, and benefits.  The Company had no material remaining liability recorded for Freedom ’09 at September 30, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,
	2010	2009	Change
Revenue passengers carried	22,879,097	22,375,593	2.3%
Enplaned passengers	27,814,896	26,396,360	5.4%
Revenue passenger miles (RPMs) (000s)	20,673,082	19,706,579	4.9%
Available seat miles (ASMs) (000s)	25,557,692	24,771,016	3.2%
Load factor	80.9%	79.6%	1.3 pts
Average length of passenger haul (miles)	904	881	2.6%
Average aircraft stage length (miles)	653	640	2.0%
Trips flown	287,200	283,663	1.2%
Average passenger fare	$132.53	$113.95	16.3%
Passenger revenue yield per RPM (cents)	14.67	12.94	13.4%
Operating revenue per ASM	12.49	10.76	16.1%
Passenger revenue per ASM	11.86	10.29	15.3%
Operating expenses per ASM (cents)	11.10	10.67	4.0%
Operating expenses per ASM, excluding fuel (cents) (1)	7.47	7.34	1.8%
Fuel costs per gallon, including fuel tax	$2.47	$2.27	8.8%
Fuel costs per gallon, including fuel tax, economic	$2.38	$2.13	11.7%
Fuel consumed, in gallons (millions)	375	363	3.3%
Active fulltime equivalent Employees	34,836	34,806	0.1%
Aircraft in service at period-end*	547	545	0.4%

	Nine months ended September 30,
	2010	2009	Change
Revenue passengers carried	65,739,354	64,811,451	1.4%
Enplaned passengers	79,063,561	75,951,788	4.1%
Revenue passenger miles (RPMs) (000s)	58,041,024	56,281,687	3.1%
Available seat miles (ASMs) (000s)	73,648,997	74,495,618	(1.1)%
Load factor	78.8%	75.6%	3.2 pts
Average length of passenger haul (miles)	883	868	1.7%
Average aircraft stage length (miles)	646	641	0.8%
Trips flown	836,314	852,371	(1.9)%
Average passenger fare	$129.97	$112.76	15.3%
Passenger revenue yield per RPM (cents)	14.72	12.98	13.4%
Operating revenue per ASM	12.21	10.25	19.1%
Passenger revenue per ASM	11.60	9.81	18.2%
Operating expenses per ASM (cents)	11.16	10.13	10.2%
Operating expenses per ASM, excluding fuel (cents) (1)	7.52	7.11	5.8%
Fuel costs per gallon, including fuel tax	$2.48	$2.07	19.8%
Fuel costs per gallon, including fuel tax, economic	$2.36	$1.89	24.9%
Fuel consumed, in gallons (millions)	1,075	1,083	(0.7)%
Active fulltime equivalent Employees	34,836	34,806	0.1%
Aircraft in service at period-end*	547	545	0.4%

* Excludes aircraft that have been removed from service and are in storage, held for sale, or for return to the lessor.
(1) See the following reconciliation of GAAP to non-GAAP financial measures.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change

Operating income (loss), as reported	$355	$22		$772	$95
Add/(Deduct): Reclassification between Fuel & Oil
and Other (gains) losses, net, associated with
current period settled contracts	(1)	1		(13)	30
Add/(Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	34	50		145	161
Add/(Deduct): Contracts settling in a prior period,
but for which the underlying hedged fuel has
been consumed in the current period	-	-		-	-
Add: Charge from voluntary early out program, net	-	56		-	56
Operating income, non-GAAP	$388	$129	n.a.	$904	$342	164.3

Net income (loss), as reported	$205	$(16)		$328	$(16)
Add/(Deduct): Mark-to-market impact from fuel
contracts settling in future periods	(27)	11		4	(21)
Add/(Deduct): Ineffectiveness from fuel hedges
settling in future periods	(24)	(49)		22	(61)
Add/(Deduct): Other net impact of fuel contracts
settling in the current or a prior period
(excluding reclassifications)	34	50		145	161
Income tax impact of fuel contracts	7	-		(64)	(29)
Add: Charge from voluntary early out program, net	-	35		-	35
Net income (loss), non-GAAP	$195	$31	n.a.	$435	$69	n.a.

Net income (loss) per share, diluted, as reported	$.27	$(.02)		$.44	$(.02)
Add/(Deduct): Net impact to net income above
from fuel contracts divided by dilutive shares	(.01)	.01		.14	.06
Add: Impact of special items, net	-	.05		-	.05
Net income (loss) per share, diluted, non-GAAP	$.26	$.04	n.a.	$.58	$.09	n.a.

Operating expenses per ASM (cents)	11.10	10.67		11.16	10.13
Deduct: Fuel expense divided by ASMs	(3.63)	(3.33)		(3.64)	(3.02)
Deduct: Impact of special items, net	-	(.23)		-	(.08)
Operating expenses per ASM, non-GAAP,
excluding fuel (cents)	7.47	7.11	5.1	7.52	7.03	7.0

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

The Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP.  The Company provides supplemental non-GAAP financial information, including results that it refers to as “economic”, which the Company’s management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results.  The Company’s economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement.  Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for Fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes.  These economic results provide a better measure of the impact of the Company’s fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting pronouncements relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company’s management, as well as investors, to consistently assess its operating performance on a year-over-year or quarter-over-quarter basis after considering all programs in place to manage fuel expense.  However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.  Special items also included a charge of $66 million (before the impact of profitsharing or taxes) during third quarter 2009 related to Freedom ’09, the Company's early-out program, which management does not believe is a meaningful indicator of the Company's results for that period or in comparison to its performance in 2010.  See Note 11 to the unaudited condensed consolidated financial statements for further information on Freedom ’09.

Further information on (i) the Company’s fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 5 and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Material Changes in Results of Operations

Recent Developments

On September 27, 2010, Southwest announced it had entered into a merger agreement providing for the acquisition of AirTran Holdings, Inc. (“AirTran”) by Southwest.  Subject to the terms and conditions of the agreement, which has been unanimously approved by the boards of directors of both Southwest and AirTran, if the merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest common stock, which exchange ratio may be adjusted, and $3.75 in cash, without interest.  See Note 2 to the unaudited condensed consolidated financial statements for further information regarding the merger, the merger agreement, and the exchange ratio adjustment mechanism.

The Company believes that, if approved, its proposed acquisition of AirTran would position it to better respond to the economic and competitive challenges of the industry because:
•	it represents a unique opportunity to grow Southwest’s presence in key markets it does not yet serve and would represent a significant step toward positioning Southwest for future growth;
•
it would allow Southwest to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market that Southwest does not currently serve;

•	it would allow Southwest to expand its presence in slot-controlled markets where Southwest currently has little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;
•	it would allow Southwest to expand its service in other key domestic markets, including Boston and Baltimore and to add destinations to its route system;
•	based on current operations, the addition of AirTran would increase Southwest’s share of current domestic market share capacity (as measured by ASMs) from approximately 15 percent to 19 percent;
•
it would provide access to key near-international leisure markets in the Caribbean and Mexico, as well as smaller cities and provide firsthand and meaningful insight into these new expansion opportunities; and

•
based on current operations, it is expected that the combined company would serve more than 100 million customers annually from more than 100 different destinations in the United States and near-international destinations.

The merger is subject to government approval and also must be approved by AirTran stockholders. The Company currently anticipates closing will occur in the first half of 2011.  The Company believes the transaction has the potential to yield net annual synergies of more than $400 million by 2013.  Excluding one-time acquisition and integration costs estimated to be between $300 million and $500 million, the transaction is also expected to be accretive to Southwest’s fully-diluted earnings per share in the first year following the close of the transaction, and strongly accretive, thereafter, upon full realization of the estimated net synergies.  In addition, Southwest and AirTran are complementary, strategically, because both carriers have an emphasis on outstanding Customer service, high quality low-cost operations, an all Boeing fleet, a solid low-fare brand, and a strong Employee culture, and with relatively little route overlap between the two carriers.

Summary of Results

The Company’s third quarter 2010 net income was $205 million, or $.27 per share, diluted, which was a significant improvement compared to the Company’s third quarter 2009 net loss of $16 million, or $.02 per share, diluted.  On a non-GAAP basis, the Company’s third quarter 2010 net income was $195 million, or $.26 per share, diluted, which was significantly better than the Company’s third quarter 2009 net income of $31 million, or $.04 per share, diluted, on a non-GAAP basis.  The significant improvement in year-over-year results was primarily driven by better Passenger revenue yields, higher load factors, and favorable economic comparisons to 2009, a period during which results were significantly impacted by the economic recession, which contributed to a significant reduction in demand for commercial air travel, especially from higher yield Customers.  However, as a result of actions taken by the Company and a moderate improvement in the U.S. economic environment, unit revenues (revenue per ASM flown) have improved significantly.  The Company’s actions have included reducing and reallocating capacity, eliminating a number of unprofitable flights, modest fare increases, targeted marketing campaigns such as “Bags Fly Free,” improved revenue management processes, and additional service offerings such as the Company’s EarlyBird Check-in and Pets Are Welcome on Southwest (PAWS) products, all of which have enhanced the Company’s already strong Brand and Customer Experience.  The Company has also continued its focus on managing costs, including right-sizing headcount.  The Company’s third quarter 2009 results included $66 million (before the impact of profitsharing or taxes) in charges associated with Freedom ’09, a voluntary early out program that was accepted by 1,404 Employees.  The program was offered due to overstaffing created by the Company’s prior decision to reduce its capacity during 2009.

The Company’s GAAP results in both third quarter 2009 and 2010 included adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price volatility.  These primarily consisted of unrealized adjustments recorded as a result of marking to market derivatives used in the Company’s fuel hedging program that did not qualify for special hedge accounting, and for hedge ineffectiveness, due to accounting requirements related to the derivative instruments used in the Company’s hedging activities.  These adjustments, which can be significant, as well as further information on the Company’s hedging activities and accounting associated with derivative instruments, are discussed further in Note 5 to the unaudited condensed consolidated financial statements.  In third quarter 2009, the net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, totaled $39 million and were recorded in “Other (gains) losses, net.”  In third quarter 2010, these net gains totaled $50 million.  The Company’s operating income, which excludes the majority of the impact of these adjustments, improved significantly year-over-year.  The Company had operating income of $355 million in third quarter 2010 versus operating income of $22 million in third quarter 2009.  On a non-GAAP basis, the Company’s third quarter 2010 operating income was $388 million versus operating income of $129 million in the same prior year period.  This year-over-year improvement primarily was driven by a better overall revenue performance.

For the nine months ended September 30, 2010, the Company’s net income was $328 million, or $.44 per share, diluted, compared to a net loss of $16 million, or $.02 loss per share for the nine months ended September 30, 2009.  On a non-GAAP basis, the Company’s net income for the nine months ended September 30, 2010, was $435 million versus net income of $69 million in the same prior year period.  The significant improvement in results in both instances on a year-over-year basis was due to significant improvements in revenues, which more than offset higher fuel costs.

The Company continues to focus on methods to improve its unit revenues, as well as ways to control costs and reduce its exposure to higher fuel prices.  Capacity is being managed in order to better match Customer demand through a continual flight schedule optimization process, which involves trimming unproductive and less popular flights and reallocating capacity to fund other market growth opportunities, and through more seasonal flying in specific markets.  This enables the Company to add flights and new markets without growing its capacity.  However, based on stronger demand and higher yields, the Company began to resume moderate increases in capacity on a year-over-year basis in third quarter 2010.  The Company has announced it will begin service in 2011 to Charleston, South Carolina, Greenville/Spartanburg, South Carolina, and to the New York-New Jersey area though the acquisition of 18 pairs of takeoff and landing slots at Newark’s Liberty International Airport.

The Company’s third quarter 2010 operating expenses increased 7.3 percent versus third quarter 2009, the majority of which was attributable to higher fuel prices.  For third quarter 2010, the Company’s average jet fuel cost per gallon (including related fuel taxes) increased 8.8 percent compared to third quarter 2009, inclusive of gains and/or losses from fuel contract settlements and related adjustments associated with hedge ineffectiveness.  Cash settlements associated with fuel hedging were a loss of $56 million in third quarter 2010 versus cash settlement losses of $78 million in third quarter 2009.  Higher market jet fuel prices combined with the impact of these settlements in each year resulted in an 11.7 percent increase in the Company’s economic jet fuel price per gallon.  In addition, the Company experienced cost increases due to higher profitsharing expense, higher advertising and other revenue related costs, and from higher airport costs.  For the nine months ended September 30, 2010, the Company’s operating expenses increased $675 million, or 8.9 percent, compared to the first nine months of 2009.  This increase was also primarily driven by higher fuel costs.

In third quarter 2010, the Company received three new Boeing 737-700s and the Company’s “active” fleet of 737s totaled 547 aircraft at September 30, 2010.  Overall, the Company currently expects to end 2010 with 546 aircraft and to fly approximately the same number of ASMs for full year 2010 compared to 2009.  For fourth quarter 2010, ASMs are expected to be approximately 5 percent higher than fourth quarter 2009.

Comparison of three months ended September 30, 2010, to three months ended September 30, 2009

Revenues

Consolidated operating revenues for third quarter 2010 increased by $526 million, or 19.7 percent, compared to third quarter 2009, primarily due to a $482 million, or 18.9 percent, increase in Passenger revenues.  The majority of the increase in Passenger revenues was attributable to the 13.4 percent increase in Passenger yield (Passenger revenues per RPM flown), primarily as a result of higher average fares.  The Company also recorded a 1.3 point increase in load factor (the percentage of seats filled, or RPMs divided by ASMs) versus third quarter 2009. The results for each of these items were due to the Company’s focus on a number of revenue initiatives.  These initiatives included (i) continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, a reduction in capacity and slowdown in growth as a result of lower expected demand for air travel, (ii) the Company’s “Bags Fly Free” policy and advertising campaign, in which the Company differentiates its product and service from competitors that charge additional fees for a Customer’s first and second checked bag, (iii) fare increases, (iv) a new and improved website at southwest.com, (v) entrance into new markets for the Company, such as New York LaGuardia, Boston Logan, Milwaukee, and Panama City, and (vi) other revenue management process changes.  These initiatives have enabled the Company to offset the fact that the percentage of full-fare bookings continues to remain below historical levels for the Company.  Even with weaker demand for full-fare bookings, which has not yet returned to pre-recession levels, the Company has now reported quarterly load factor records in five consecutive quarters through third quarter 2010.

The Company has also introduced or strengthened other revenue initiatives such as EarlyBird check-in, which allows Customers to automatically get an assigned boarding position before general check-in begins, and service charges for unaccompanied minors and for carrying pets.  In addition, the Company continues to explore and plan for other revenue-producing opportunities.  The Company began installing WiFi connectivity on its fleet in third quarter 2010, with plans to continue installation on additional aircraft over the next several years.  The Company also continues to work towards implementing international marketing alliances, including enabling international connecting itineraries to Mexico with Volaris, and the launch of a new and improved frequent flyer program.  The Company believes its planned acquisition of AirTran, along with these and other planned programs and processes, create substantial opportunities for future revenue growth.  As of October 20, 2010, the Company’s month-to-date October Passenger unit revenues are up approximately 11 percent versus October 2009.  Bookings, thus far, for the remainder of October, and for November and December 2010 also appear strong.  The Company is encouraged by the sustained momentum, especially in what is typically a seasonally weaker travel period.  Assuming traffic and revenue trends continue, the Company expects a solid unit Passenger revenue improvement in fourth quarter 2010 versus the same prior year period, even with more difficult year-over-year comparisons.

Consolidated freight revenues increased 10.7 percent compared to third quarter 2009, primarily as a result of higher average rates charged.  The Company expects a comparable year-over-year growth rate in consolidated freight revenues for fourth quarter 2010.  Other revenues increased 46.6 percent compared to third quarter 2009.  Approximately 70 percent of this increase was as a result of higher revenues from initiatives such as the Company’s EarlyBird product, and growth in the number of Customers paying service charges for unaccompanied minors and for pets.  The remainder of the increase in Other revenues primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  The Company expects Other revenues for fourth quarter 2010 to also exceed fourth quarter 2009, although at a much lower rate than the year-over-year increase in third quarter 2010.

Operating expenses

Consolidated operating expenses for third quarter 2010 increased $193 million, or 7.3 percent, compared to third quarter 2009, while capacity increased 3.2 percent.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for third quarter 2010 and third quarter 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended September 30,				Per ASM		Percent
	2010		2009		Change		Change

Salaries, wages, and benefits	3.67	¢	3.67	¢	-	¢	-
Fuel and oil	3.63		3.34		.29		8.7
Maintenance materials and repairs	.77		.74		.03		4.1
Aircraft rentals	.17		.19		(.02)		(10.5)
Landing fees and other rentals	.82		.77		.05		6.5
Depreciation	.63		.65		(.02)		(3.1)
Other operating expenses	1.41		1.31		.10		7.6
Total	11.10	¢	10.67	¢	.43	¢	4.0

Operating expenses per ASM (unit costs) for the three months ended September 30, 2010, increased 4.0 percent compared to third quarter 2009.  On a dollar basis, operating expenses increased $193 million for third quarter 2010 compared to third quarter 2009.  Approximately 67 percent of the increase in unit costs, and over 50 percent of the increase on a dollar basis, was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 8.8 percent to $2.47, including hedging activity.  Higher profitsharing expense also contributed a significant portion of the year-over-year increase in costs per ASM and on a dollar basis during third quarter 2010, primarily due to the Company’s better financial results.  However, third quarter 2009 operating expenses included $66 million in charges associated with the Company's 2009 Freedom ’09 early-out program.  See Note 11 to the unaudited condensed consolidated financial statements.  On a non-GAAP basis, the Company’s operating expenses per ASM, excluding fuel, increased 5.1 percent to 7.47 cents for third quarter 2010 compared to the same prior year period.  Based on current cost trends, the Company expects another year-over-year increase for fourth quarter 2010 nonfuel unit costs, approximately in the 6 percent range.

Salaries, wages, and benefits expense per ASM for the three months ended September 30, 2010, were flat compared to third quarter 2009, and on a dollar basis increased $29 million.  However, third quarter 2009 included $66 million (excluding the impact of profitsharing and income taxes) in expense associated with Freedom ’09, the Company’s early out program.  Excluding these third quarter 2009 charges, the majority of the year-over-year increase in salaries, wages, and benefits on both a dollar and a per-ASM basis was due to higher profitsharing expense associated with the Company’s substantial increase in “economic” earnings.  The Company’s profitsharing expense is based on its income calculated on an “economic” basis, and thus excludes the unrealized gains and/or losses the Company records in its fuel hedging program.  See the previous Note Regarding Use of Non-GAAP Financial Measures for further information.  Based on current trends, the Company expects fourth quarter 2010 salaries, wages, and benefits expense per ASM to be higher than the 3.67 cents per ASM experienced in third quarter 2010, primarily due to the allocation of salary and benefit costs over the lower seasonal capacity expected to be flown in fourth quarter 2010.

The Company’s Stock Clerks are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”).  This agreement became amendable in August 2008.  The Company and IBT Local 19 reached a Tentative Agreement on behalf of the Southwest Stock Clerks in October 2010, which will be voted on by the Company’s Stock Clerks during fourth quarter 2010.  If approved by a majority vote of the Stock Clerks, their contract would become amendable August 16, 2013.

The Company’s Flight Attendants are subject to an agreement between the Company and the Transport Workers Union Local No. 556 (“TWU 556”) that becomes amendable May 31, 2012.   As part of its evaluation process for the addition of the Boeing 737-800 to its fleet, the Company and TWU 556 have tentatively agreed on a one-year contract extension to the existing agreement.  If approved by a majority vote of the Flight Attendants, which is expected to take place during fourth quarter 2010, their contract would become amendable May 31, 2013.

The Company’s Pilots are subject to an agreement between the Company and the Southwest Airlines Pilots Association (“SWAPA”) that becomes amendable August 31, 2011.  As part of its evaluation process for the addition of the Boeing 737-800 to its fleet, the Company and SWAPA have tentatively agreed on a one-year contract extension to the existing agreement.  If approved by a majority vote of the Pilots, which is expected to take place during fourth quarter 2010, their contract would become amendable August 31, 2012.

Fuel and oil expense for the three months ended September 30, 2010, increased $100 million, and on a per ASM basis increased 8.7 percent, both primarily due to an 8.8 percent increase in the Company’s fuel cost per gallon.  The Company had hedging losses reflected in Fuel and oil expense totaling $89 million, while third quarter 2009 hedging losses recorded in Fuel and oil expense were $130 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited condensed consolidated financial statements.

As of October 15, 2010, the Company has derivative contracts in place related to fourth quarter 2010 for approximately 40 percent of its estimated fuel consumption at varying crude-equivalent prices up to approximately $95 per barrel; approximately 10 percent if market prices settle in the $95 to $120 per barrel range; and approximately 30 percent if market prices exceed $120 per barrel.  For 2011, the Company has derivative contracts in place for approximately 65 percent of its fuel consumption at varying crude-equivalent prices up to approximately $90 per barrel; approximately 55 percent if prices settle between $90 and $95 per barrel; approximately 30 percent if prices settle between $95 and $105 per barrel; and approximately 55 percent if prices exceed $105 per barrel.  Beyond 2011, the Company has coverage of approximately 60 percent of its estimated fuel consumption in 2012; approximately 50 percent in 2013; and approximately 45 percent in 2014 all at varying price levels.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in AOCI, and these amounts will be recognized in the statement of operations in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to counterparties—See Note 5 to the unaudited condensed consolidated financial statements for further information) as well as the amount of deferred losses in AOCI at September 30, 2010, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at September 30,
Year	at September 30, 2010	2010 (net of tax)
2010	$(33)	$(59)
2011	(171)	(179)
2012	(59)	(97)
2013	4	(98)
2014	173	13
Total	$(86)	$(420)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during some of these periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for special hedge accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  Based on the current 2010 fuel hedge portfolio and market prices (as of October 15, 2010), the Company estimates economic fuel costs, including fuel taxes, for fourth quarter 2010 will be in the $2.45 to $2.50 per gallon range.  Assuming no changes to the Company’s current 2010 and 2011 fuel derivative portfolios, and considering only the expected net cash payments related to hedges that will settle in the remainder of 2010 and in 2011, the Company is providing a sensitivity table for fourth quarter 2010 and full year 2011 jet fuel prices at different crude oil assumptions as of October 15, 2010, and for expected premium costs associated with settling contracts each period.

		Estimated difference in Southwest jet fuel price per gallon, compared to unhedged market prices, including taxes
Avg crude oil
price per barrel		Fourth quarter 2010	Full year 2011
$50		($.49)	($.46)
$60		($.35)	($.32)
$70		($.20)	($.20)
$82	*	($.08)	($.10)
$90		$.01	($.04)
$100		$.04	$.01
$125		$.04	$.20
$150		$.20	$.54

Estimated
premium costs**		$36 million	$150 million

* Based on the current actual forward crude oil curve as of October 15, 2010.
** Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for the three months ended September 30, 2010, increased $12 million on a dollar basis compared to third quarter 2009, and increased 4.1 percent on a per-ASM basis.  These increases primarily were attributable to higher airframe repairs associated with routine heavy maintenance checks.  The Company expects Maintenance materials and repairs per ASM for fourth quarter 2010 to be in line with the .77 cents per ASM reported in third quarter 2010, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals per ASM for the three months ended September 30, 2010, decreased 10.5 percent compared to third quarter 2009, and, on a dollar basis, decreased $4 million.  Both of these decreases primarily were due to the Company’s renegotiation of the lease agreements for several leased 737-300 aircraft at lower rates and the return of three older 737-300s to lessors at the end of their lease terms in the past twelve months.  Approximately 16 percent of the Company’s aircraft fleet is currently accounted for as operating leases.  Considering forecasted ASMs flown for fourth quarter 2010, the Company expects aircraft rentals per ASM to be comparable to fourth quarter 2009’s .20 cents.

Landing fees and other rentals for the three months ended September 30, 2010, increased $18 million on a dollar basis, and increased 6.5 percent on a per ASM basis compared to third quarter 2009.  The majority of these increases were due to higher landing fees expense at airports as a result of higher rates charged by those airports due to either higher operating costs or to cover shortfalls caused by reductions in service by airlines over the past few years.  The Company currently expects Landing fees and other rentals in fourth quarter 2010 to be in line with third quarter 2010’s .82 cents per ASM.

Depreciation expense for the three months ended September 30, 2010, decreased by $1 million on a dollar basis compared to third quarter 2009, and decreased 3.1 percent on a per-ASM basis.  On a per-ASM basis, the 3.1 percent decrease primarily was due to reductions in the estimated residual values of a portion of the Company’s owned 737-300 and 737-500 aircraft in both years.  In third quarter 2009, the Company reduced estimated residual values for 737-300 and 737-500 aircraft retired in that period or expected to be retired over the next few years.  In third quarter 2010, based on current and expected future market conditions for used aircraft, the Company reduced estimated residual values for the remainder of its owned 737-300 and 737-500 aircraft.  As a result of these adjustments in each year, the increase in depreciation expense per ASM in third quarter 2009 exceeded the increase in third quarter 2010, resulting in the year-over-year reduction to expense on a per-ASM basis.  See Note 3 to the unaudited condensed consolidated financial statements for further information.  For fourth quarter 2010, the Company expects Depreciation expense per ASM to be comparable to fourth quarter 2009’s 66 cents.

Other operating expenses per ASM for the three months ended September 30, 2010 increased 7.6 percent, and on a dollar basis, increased $39 million.  On both a dollar and a per-ASM basis, approximately one-third of these increases was due to an increase in revenue-related costs (such as credit card processing fees) associated with the 18.9 percent increase in Passenger revenues.  In addition, more than 25 percent of the increase on both a dollar and a per-ASM basis was due to higher advertising expense.  For fourth quarter 2010, the Company currently expects Other operating expenses per ASM to be approximately 1.60 cents.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on December 31, 2010.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Interest expense for the three months ended September 30, 2010, decreased $5 million, or 10.4 percent, compared to third quarter 2009, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009.   The Company expects interest expense for fourth quarter 2010 to be comparable to the expense recorded during third quarter 2010, based on currently anticipated borrowings, repayments, and floating interest rates.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(In millions)	2010	2009
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(27)	$11
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	(24)	(49)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	1	(1)
Premium cost of fuel contracts included in Other (gains) losses, net	37	35
Other	-	6
	$(13)	$2

The Company’s effective tax rate was approximately 38.3 percent in third quarter 2010 compared to 20.7 percent in third quarter 2009.  The lower rate in third quarter 2009 primarily was due to the near break-even financial results recorded by the Company on a year-to-date basis as of September 2009, and the related impact that permanent tax differences were expected to have on the Company’s full year 2009 financial projections.  The Company currently projects a full year 2010 tax rate of 38 to 39 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

Revenues

Consolidated operating revenues for the first nine months of 2010 increased by $1.4 billion, or 17.7 percent, compared to the first nine months of 2009, primarily due to a $1.2 billion, or 16.9 percent, increase in Passenger revenues.  The majority of the increase in Passenger revenues was attributable to the 13.4 percent increase in Passenger yield, primarily due to higher average fares.  This was achieved through a number of revenue initiatives the Company has focused on since the first half of 2009, including (i) continued optimization of the Company’s flight schedule, (ii) the Company’s “Bags Fly Free” advertising campaign, (iii) a new and improved website at southwest.com, (iv) entrance into new markets for the Company, (v) fare increases, and (vi) other revenue management process changes.

Consolidated freight revenues increased 8.0 percent compared to the first nine months of 2009, primarily as a result of higher average rates charged.  Other revenues increased 44.9 percent compared to the first nine months of 2009 primarily as a result of revenues from recent initiatives, such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.

Operating expenses

Consolidated operating expenses for the first nine months of 2010 increased $675 million, or 8.9 percent, compared to the first nine months of 2009, while capacity was 1.1 percent lower than the first nine months of 2009.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents Southwest’s operating expenses per ASM for the first nine months of 2010 and the first nine months of 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Nine months ended September 30,				Per ASM		Percent
	2010		2009		Change		Change

Salaries, wages, and benefits	3.73	¢	3.50	¢	.23	¢	6.6
Fuel and oil	3.64		3.02		.62		20.5
Maintenance materials
and repairs	.75		.75		-		-
Aircraft rentals	.18		.19		(.01)		(5.3)
Landing fees and other rentals	.82		.72		.10		13.9
Depreciation	.64		.62		.02		3.2
Other operating expenses	1.40		1.33		.07		5.3

Total	11.16	¢	10.13	¢	1.03	¢	10.2

Operating expenses per ASM for the nine months ended September 30, 2010, increased 10.2 percent compared to the first nine months of 2009.  Approximately 60 percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 19.8 percent to $2.48, including hedging activity.  Higher salaries, wages, and benefits also contributed approximately 23 percent of the year-over-year increase in costs per ASM during the first nine months of 2010, primarily due to higher profitsharing expense.  The Company’s operating expenses per ASM, excluding fuel, increased 5.8 percent to 7.52 cents for the first nine months of 2010 compared to the same prior year period.  On a dollar basis, the majority of the $675 million overall increase in operating expenses was also due to the $431 million increase in Fuel and oil expense, as a result of the higher fuel cost per gallon.

Salaries, wages, and benefits expense per ASM for the nine months ended September 30, 2010, increased 6.6 percent compared to the first nine months of 2009, and on a dollar basis increased $141 million.  Excluding the $66 million charge recorded in third quarter 2009 associated with Freedom ’09, the majority of the year-over-year increase on a dollar basis was due to higher profitsharing expense associated with the Company’s improved financial results in 2010.  The Company’s profitsharing expense is based on its income calculated on an “economic” basis, and thus excludes the unrealized gains and/or losses the Company records in its fuel hedging program.  See the previous Note Regarding Use of Non-GAAP Financial Measures for further information.  Excluding the $66 million charge recorded in third quarter 2009 associated with Freedom ’09, on a per-ASM basis, the majority of the year-over-year increase was due to higher average wage rates.  These higher average wage rates primarily are a result of a reduction in hiring by the Company and contractually negotiated wage rate increases for the majority of Employees.

Fuel and oil expense for the nine months ended September 30, 2010, increased $431 million, and on a per ASM basis increased 20.5 percent, both primarily due to a 19.8 percent increase in the Company’s fuel cost per gallon.  The Company had hedging losses reflected in Fuel and oil expense totaling $270 million, while the first nine months of 2009 hedging losses recorded in Fuel and oil expense were $393 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited condensed consolidated financial statements.

Landing fees and other rentals for the nine months ended September 30, 2010, increased $69 million on a dollar basis, and increased 13.9 percent on a per ASM basis compared to the first nine months of 2009.  The majority of these increases were due to higher landing fees expense at airports as a result of higher rates charged by those airports due to either higher operating costs or to cover shortfalls caused by reductions in service by airlines over the past few years.

Depreciation expense for the nine months ended September 30, 2010, increased by $7 million on a dollar basis compared to the first nine months of 2009, and increased 3.2 percent on a per-ASM basis.  On both a dollar and a per-ASM basis, these increases primarily were due to the amortization of capitalized software costs associated with various information technology upgrade and replacement projects.

Other operating expenses per ASM for the nine months ended September 30, 2010, increased 5.3 percent, and on a dollar basis, increased $33 million.  On both a dollar and a per-ASM basis, these increases were due to an increase in revenue-related costs (such as credit card processing fees) associated with the 16.9 percent increase in Passenger revenues.

Other

Interest expense for the nine months ended September 30, 2010, decreased $14 million, or 10.0 percent, compared to the first nine months of 2009, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million of 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009.

Capitalized interest for the nine months ended September 30, 2010, decreased $1 million, or 6.3 percent, compared to the same prior year period primarily due to a decline in interest rates and a decrease in progress payment balances for scheduled future aircraft deliveries.

Interest income for the nine months ended September 30, 2010, decreased by $2 million, or 18.2 percent, compared to the same prior year period, primarily due to a decrease in rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(In millions)	2010	2009
Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$4	$(21)
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	22	(61)
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	13	(30)
Premium cost of fuel contracts included in Other (gains) losses, net	98	104
Other	1	10
	$138	$2

The Company’s effective tax rate was approximately 38.3 percent in the first nine months of 2010 compared to 21.2 percent in the first nine months of 2009.  The rate in 2009 was impacted by the Company’s expected near breakeven earnings for 2009 at that time and the related impact that permanent tax differences had on those projections.

Liquidity and Capital Resources

Net cash provided by operating activities was $385 million for the three months ended September 30, 2010, compared to $72 million provided by operating activities in the same prior year period.  For the nine months ended September 30, 2010, net cash provided by operating activities was $1.3 billion compared to $493 million provided by operating activities in the first nine months of 2009.  The operating cash flows for the first nine months of 2010 were largely impacted by net income, changes in Air traffic liability, cash paid to counterparties to add to the Company’s future period fuel hedge position, as well as noncash depreciation and amortization expense.  For the first nine months of 2010, there was a $379 million increase in Air traffic liability as a result of bookings for future travel, a net $401 million spent on the purchase of fuel hedging option contracts that will settle in future years, and a $469 million increase in operating cash flow associated with depreciation and amortization expense.  See Note 5 to the unaudited condensed consolidated financial statements for further information.  For the first nine months of 2009, operating cash flows were primarily impacted by a $462 million increase in operating cash flow associated with depreciation and amortization expense, a $251 million increase in Air traffic liability, and $185 million in cash deposits provided to counterparties associated with the Company’s fuel hedging program.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended September 30, 2010, totaled $312 million compared to $297 million used in investing activities in the same prior year period.  For the nine months ended September 30, 2010, net cash flows used in investing activities was $1.2 billion, compared to $1.3 billion used in the same prior year period.  Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the nine months ended September 30, 2010, the Company’s short-term and noncurrent investments increased by a net $847 million, versus a net increase of $842 million during the same prior year period.

Net cash used in financing activities during the three months ended September 30, 2010, was $31 million, compared to $181 million provided by financing activities for the same period in 2009.  For the nine months ended September 30, 2010, net cash flows used in financing activities was $130 million, compared to $353 million provided by financing activities in the same prior year period.  During the nine months ended September 30, 2010, the Company repaid $123 million in debt and capital lease obligations that came due, and also repaid $44 million from a credit line borrowing associated with auction rate security instruments that were redeemed back to its counterparty.  During the nine months ended September 30, 2009, the Company raised $381 million from the sale and leaseback of eleven 737-700 aircraft, borrowed $332 million under a term loan agreement, and borrowed $124 million under a secured term loan arrangement.  Also during the nine months ended September 30, 2009, the Company repaid $400 million and $91 million it had borrowed during 2008 under its revolving credit agreement and a credit line borrowing, respectively.

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

Contractual Obligations and Contingent Liabilities and Commitments

Southwest has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first nine months of 2010, the Company purchased nine new 737-700 aircraft from Boeing, and the Company has one additional new 737-700 scheduled delivery from Boeing during fourth quarter 2010.  The Company also brought back two of the four 737-300 aircraft that had been removed from active service and put into storage during 2009, and retired one of its older 737-300 aircraft from service during the first nine months of 2010.  The Company has signed an agreement to lease three previously-owned 737-700 aircraft, and currently expects one of the leased aircraft to be delivered by the end of 2010 and the other two in 2011.  The three additional aircraft are being leased solely to cover additional maintenance lines needed for elective maintenance needs the Company has opted to accelerate over the next several years.  Based on planned retirements in fourth quarter 2010, the Company expects to end the year with 546 aircraft.  As of October 20, 2010, the Company had the following scheduled 737-700 aircraft deliveries:

	The Boeing Company

				Purchase	Previously		(In millions)
	Firm		Options	Rights	Owned	Total	Commitment**

2010	10	*	-	-	1	11	$44
2011	14		-	-	2	16	524
2012	23		-	-	-	23	765
2013	19		6	-	-	25	701
2014	21		6	-	-	27	713
2015	14		1	-	-	15	539
2016	15		7	-	-	22	478
2017	-		17	-	-	17	-
Through 2021	-		-	98	-	98	-
Total	116		37	98	3	254	$3,764
* Includes nine aircraft delivered through October 20, 2010.
** Boeing only

The Company has the option, which must be exercised two years prior to the contractual delivery date, to substitute 737-800s for the 737-700s.  During third quarter 2010, the Company announced it is performing an internal evaluation of whether to convert a portion of its 737-700 future orders to 737-800 aircraft.

The following table details information on the active aircraft in the Company’s fleet that were in service as of September 30, 2010:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	18.9	173	106	67
-500	122	19.4	25	16	9
-700	137	6.7	349	329	20
TOTALS		11.1	547	451	96

As discussed in Note 2 to the unaudited condensed consolidated financial statements, a portion of the consideration to be paid by the Company in the Merger will be in cash.  The Company intends to fund approximately $670 million in cash consideration to AirTran stockholders out of cash on hand.  The Company believes that its current liquidity position, including cash and short-term investments of $3.4 billion as of September 30, 2010, and its fully available, unsecured revolving credit facility of $600 million, will enable it to fund the Merger without adding significant further borrowings.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at September 30, 2010, of $3.4 billion, internally generated funds, and its $600 million revolving credit facility that expires in October 2012.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets and modest leverage, which should enable it to meet its funding requirements for the Merger, as well as its ongoing operating cash flow needs.  As of September 30, 2010, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (PDA) with the City of Dallas, the Company is managing this project, and major construction commenced during the third quarter of 2010, with completion scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Pursuant to the PDA, on January 28, 2010, the Company adopted a resolution requesting the Love Field Airport Modernization Corporation (or LFAMC, a “local government corporation” under Texas law formed by the City of Dallas) to issue tax-exempt facility revenue bonds in one or more series in an amount not to exceed $520 million (LFMP Bonds).  The proceeds of such bonds will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for up to $75 million in certain early LFMP expenditures made and to be made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council).  On January 27, 2010, the City of Dallas adopted a resolution approving the issuance of the LFMP Bonds by the LFAMC.  It is anticipated that a series of LFMP Bonds will be issued during fourth quarter 2010, subject to market conditions. Repayment of the LFMP Bonds will be through the “Facilities Payments” described below.  Reimbursement of the Company for its payment of Facilities Payments would be made through recurring ground rents, fees, and other revenues collected at the Airport. The Company will guaranty principal, premium (if any), and interest on the LFMP bonds.

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

Fair value measurements

As discussed in Note 10 to the unaudited condensed consolidated financial statements, the Company utilizes accounting standards pertaining to fair value measurements in determining the fair value of certain assets and liabilities.  The Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, valued at $92 million, a portion of its fuel derivative contracts, which totaled a net asset of $387 million, and $8 million in other investments, at September 30, 2010.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At September 30, 2010, these instruments totaled $92 million, and are classified as available for sale securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify the securities as Level 1.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $18 million, with an offsetting entry to AOCI.  Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary.  Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  These conclusions are evaluated and challenged each quarterly period.

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

Important Information for Investors and Stockholders

Communications in this Form 10-Q do not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed acquisition of AirTran by Southwest will be submitted to the stockholders of AirTran for their consideration. In connection therewith, Southwest will file a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) that will include a proxy statement of AirTran that also constitutes a prospectus of Southwest. Southwest and AirTran also plan to file other documents with the SEC regarding the proposed transaction. SOUTHWEST URGES INVESTORS AND SECURITY HOLDERS OF AIRTRAN TO READ THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders may obtain free copies of the proxy statement/prospectus and other documents containing important information about Southwest and AirTran, once such documents are filed with the SEC, through the website maintained by the SEC at www.sec.gov. Copies of the documents filed with the SEC by Southwest will be available free of charge on Southwest’s website at www.southwest.com under the tab “Investor Relations” or by contacting Southwest’s Investor Relations Department at (214) 792-4415. Copies of the documents filed with the SEC by AirTran will be available free of charge on AirTran’s website at www.airtran.com under the tab “Investor Relations” or by contacting AirTran’s Investor Relations Department at (407) 318-5187.

Southwest, AirTran and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of AirTran in connection with the proposed transaction. Information about the directors and executive officers of Southwest is set forth in its proxy statement for its 2010 annual meeting of shareholders, which was filed with the SEC on April 16, 2010. Information about the directors and executive officers of AirTran is set forth in its proxy statement for its 2010 annual meeting of stockholders, which was filed with the SEC on April 2, 2010. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.

Forward-looking statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to (i) the Company’s expectations with respect to the proposed acquisition of AirTran, including the anticipated benefits of such acquisition; (ii) its financial and strategic initiatives and related expectations; (iii) its growth plans, including fleet, route, and capacity plans; (iv) its financial outlook; (v) its expectations regarding liquidity, including anticipated needs for, and sources of, funds; and (vi) its plans and expectations for managing risk associated with changing jet fuel prices.  While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others, the factors identified in Part II of this Form 10-Q under the heading “Item 1A. Risk Factors,” as well as the following:

(i)	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
(ii)	the impact of the economy on the demand for air travel and fluctuations in consumer demand generally for the Company’s services;
(iii)	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
(iv) (v) (vi)
actions of competitors, including, without limitation, pricing, scheduling, and capacity decisions, and consolidation and alliance activities;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At September 30, 2010, the estimated gross fair value of outstanding contracts was a liability of $86 million.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company does not expect any of the counterparties to fail to meet their obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. At September 30, 2010, the Company had agreements with all of its counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  At September 30, 2010, the Company had provided $180 million in fuel derivative related cash collateral deposits under these bilateral collateral provisions to counterparties, but did not hold any cash collateral deposits from any of its counterparties as of that date.  The Company’s policy is to net these collateral deposits against the fair value of the Company’s derivative contracts within the unaudited Condensed Consolidated Balance Sheet.  However, as a result of the timing of cash collateral settlements with counterparties, the Company had provided $55 million in “excess” deposits based on the fair market value of derivatives as of September 30, 2010, which were classified in Accounts and other receivables.  Cash flows as of and for a particular operating period are included as Operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

Due to the terms of the Company’s current fuel hedging agreements with counterparties, in the Company’s judgment, it has reduced its exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of September 30, 2010, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $426 million in cash collateral to its current counterparties. See also Note 5 to the unaudited condensed consolidated financial statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various purported class action lawsuits have been filed by stockholders of AirTran that challenge the proposed acquisition of AirTran by the Company.

On September 28, 2010, Frederick Leonelli filed a purported class action lawsuit on behalf of himself and similarly situated stockholders of AirTran in the First Judicial District Court of the State of Nevada for Carson City against AirTran, Robert L. Fornaro, AirTran’s Chairman, President and Chief Executive Officer, Arne G. Haak, AirTran’s Senior Vice President of Finance, Treasurer and Chief Financial Officer, each member of the AirTran board of directors, Southwest and Merger Sub (the “Leonelli complaint”). The Leonelli complaint generally alleges that the consideration to be received by AirTran’s stockholders in the Merger is unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the Merger Agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the Merger Agreement. The Leonelli complaint further alleges that AirTran, Southwest and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Leonelli complaint seeks injunctive relief: (i) enjoining the defendants from consummating the Merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the Merger Agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The lawsuit is in a preliminary stage.

On September 28, 2010, Frank Frohman filed a second purported AirTran shareholder class action lawsuit in the same court and against the same defendants (other than Mr. Haak) as in the Leonelli complaint.  The allegations in the Frohman lawsuit, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint. The lawsuit is also in a preliminary stage.

On October 8, 2010, Douglas Church filed another purported AirTran shareholder class action lawsuit in the District Court of Clark County, Nevada against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations set forth in the Church lawsuit, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint with one addition. The Church complaint additionally alleges, as part of its breach of fiduciary duty claim, that the individual AirTran defendants (other than Mr. Haak) received greater benefits under the Merger Agreement than other AirTran shareholders. The lawsuit is also in a preliminary stage.

Four purported AirTran shareholder class action lawsuits have also been filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Harry Hoffner filed a purported class action lawsuit on behalf of himself and similarly situated AirTran stockholders on September 30, 2010 against the same defendants (other than Mr. Haak and Merger Sub) as in the Leonelli complaint. This was followed by lawsuits filed by Robert Debardelan on October 8, 2010, Thomas A. Rosenberger on October 12, 2010, and Robert Loretitsch on October 15, 2010 (collectively the “Florida actions”) against the same defendants plus Merger Sub. The allegations in the Florida actions, as well as the relief requested, are also generally the same as those set forth in the Leonelli complaint.  The Florida actions are also in their preliminary stages. On October 12, 2010, Mr. Rosenberger filed a motion to transfer and consolidate the Hoffner, Debardelan, and Rosenberger actions and appoint Mr. Rosenberger as lead plaintiff and his attorneys as lead plaintiffs’ counsel. A counter motion to transfer and consolidate and for the appointment of lead plaintiff and lead plaintiffs’ counsel was filed by Messrs. Hoffner and Debardelan on October 19, 2010.  Those motions are currently pending.

Southwest believes that each of the above described lawsuits is without merit.

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

Item 1A. Risk Factors

Southwest’s proposed acquisition of AirTran Holdings, Inc. may present certain risks to Southwest’s business and operations.

As discussed further in Note 2 to the unaudited condensed consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on September 26, 2010, Southwest and AirTran entered into a merger agreement providing for the acquisition of AirTran by Southwest. The proposed acquisition presents the following risks, among others:

•
Whether or not completed, the proposed acquisition may require diversion of the attention of Southwest’s management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Southwest.

•	Whether or not completed, the proposed acquisition will cause Southwest to incur certain transaction costs, which could adversely affect Southwest’s results of operations.

•
If the acquisition is completed, Southwest is expected to incur substantial expenses in connection with the integration of AirTran’s business.  While Southwest has assumed that a certain level of expenses would be incurred, many of the expenses that would be incurred are, by their nature, difficult to estimate accurately.  For example, Southwest would assume all of the liabilities of AirTran, including without limitation liability for litigation matters, some of which may be unknown. In addition, there are many factors beyond Southwest’s control that could increase the costs associated with the acquisition. As a result, Southwest may not fully achieve the anticipated benefits of the acquisition.

•
If the acquisition is completed, any failure to effectively integrate AirTran’s business could delay or prevent Southwest’s ability to achieve the anticipated benefits of transaction. Potential difficulties Southwest may encounter as part of the integration process include, among others, the challenges associated with (a) integrating complex systems, technology, aircraft fleets, networks, and other assets of AirTran in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies; (b) integrating AirTran’s workforce while maintaining focus on providing consistent, high quality customer service; and (c) maintaining productive employee relations and, in particular, successfully negotiating joint collective bargaining agreements to cover combined collectively bargained union groups.

•
If the acquisition is completed, Southwest’s ability to fully achieve the anticipated benefits of the transaction will depend, in part, upon its ability to manage significantly expanded and complex operations.  There can be no assurance that Southwest will be successful in addressing these challenges.

Furthermore, there can be no assurance that the acquisition will be completed or, if completed, that the acquisition will produce the anticipated benefits. The merger is subject to receipt of consents and clearances from regulatory authorities, in particular clearance from the Department of Justice, which consents and clearances could (a) prevent the merger or (b) impose terms or conditions related to the merger that could delay completion of the merger or impose additional material costs or restrictions on Southwest’s operations following the merger. Any delay in the merger or the imposition of additional terms and conditions related to the merger could reduce or eliminate the anticipated benefits of the transaction.  In addition, failure to complete the merger could negatively impact Southwest’s stock price and future business and financial results.

Other than as described above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None

Item 6.        Exhibits

a)	Exhibits

2.1	Agreement and Plan of Merger among Southwest Airlines Co., AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated
September 27, 2010 (File No. 1-7259)).
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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 66 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

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

SOUTHWEST AIRLINES CO.

October 22, 2010	By	/s/ Laura Wright

Laura Wright
Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger among Southwest Airlines Co., AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated
September 27, 2010 (File No. 1-7259)).
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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 66 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.