Form 10-Q/A
period 2010-09-30
SOUTHWEST AIRLINES CO
filed 2010-10-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Southwest Airlines Co. (Company) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 22, 2010 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q due to technical difficulties associated with the Company’s use of its EDGAR filing software.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 66 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)(2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (2)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (2)
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (3)
101.INS	XBRL Instance Document. (4)
101.SCH	XBRL Taxonomy Extension Schema Document. (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (4)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Previously filed on October 22, 2010, as part of the original filing of the Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259).
(3)	Previously furnished on October 22, 2010, as part of the original filing of the Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259).
(4)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

October 27, 2010	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 66 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)(2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (2)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (2)
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (3)
101.INS	XBRL Instance Document. (4)
101.SCH	XBRL Taxonomy Extension Schema Document. (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (4)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Previously filed on October 22, 2010, as part of the original filing of the Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259).
(3)	Previously furnished on October 22, 2010, as part of the original filing of the Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259).
(4)	Furnished, not filed.