Form 10-K
period 2010-12-31
SOUTHWEST AIRLINES CO
filed 2011-02-08
CIK 92380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,280,035,736 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on February 2, 2011: 747,563,467 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 18, 2011, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Company Overview

Southwest Airlines Co. (the “Company” or “Southwest”) is a major passenger airline that provides scheduled air transportation in the United States. The Company commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. The Company ended 2010 with 548 Boeing 737 aircraft serving 69 cities in 35 states throughout the United States, and has announced its plans to begin service in March 2011 to two new states and three new cities: Charleston, South Carolina; Greenville-Spartanburg, South Carolina; and Newark, New Jersey. Based on the most recent data available from the U.S. Department of Transportation, as of September 30, 2010, the Company was the largest domestic air carrier in the United States, as measured by the number of originating passengers boarded.

The Company principally provides point-to-point, rather than hub-and-spoke, service. This allows the Company to maximize the use of key assets, including aircraft, gates, and Employees, and also facilitates the Company’s ability to provide its markets with frequent, conveniently timed flights and low fares. The Company’s point-to-point service is discussed in more detail below under “Company Operations — Route Structure.”

For the 38th consecutive year, the Company was profitable, earning $459 million.

Proposed Acquisition of AirTran

On September 26, 2010, the Company entered into a merger agreement providing for the Company’s acquisition of AirTran Holdings, Inc. (“AirTran”). Closing of the transaction is subject to the approval of AirTran stockholders, receipt of Department of Justice (“DOJ”) and certain other regulatory clearances, and fulfillment of customary closing conditions. If the merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest common stock and $3.75 in cash, without interest. The number of shares of Southwest common stock and, under some circumstances, the cash consideration to be received is subject to adjustment based on the Company’s share price prior to closing. This adjustment mechanism will provide at least $7.25 in value and up to $7.75 in value (based on the Company’s share price prior to closing) per share of AirTran common stock. See Note 2 to the Consolidated Financial Statements for further information regarding the merger, the merger agreement, and the exchange ratio adjustment mechanism.

AirTran will hold a special meeting of its stockholders to vote on the proposal to approve the merger agreement. If the merger agreement is approved and other required clearances are obtained, the Company anticipates closing of the transaction will occur in the second quarter of 2011. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the acquisition would allow the Company to immediately and significantly expand and diversify its network and thereby provide a near-term growth opportunity not otherwise available to the Company.

Industry

The airline industry is a volatile industry and is subject to various challenges. Among other things, it is cyclical, energy intensive, labor intensive, capital intensive, technology intensive, heavily regulated, heavily taxed, and extremely competitive. It is also particularly susceptible to detrimental events such as acts of terrorism, poor weather, and natural disasters. In recent years, the industry has been particularly negatively affected by high and volatile fuel prices. In addition, during 2008 and most of 2009, the industry was significantly challenged by a worldwide credit crisis and a difficult U.S. economic environment. This led to a tightening of corporate travel policies, which in turn resulted in a reduction in business travel demand and a decrease in the percentage of full-fare purchases. This also led to a decrease in discretionary spending by leisure travelers. The U.S. airline industry generally responded to these challenges by reducing capacity (number of available seats) in 2008 and 2009. Although the U.S. economic environment experienced moderate recovery during 2010, (i) the economy, as well as consumer behavior patterns, remained uncertain; (ii) fuel prices increased significantly over 2009; and (iii) the U.S. airline industry generally continued to exercise capacity restraint. The resulting leaner flight schedules, along with improving demand and fares, have led to significant improvements in industry load factors (percentage of seats filled by fare-paying passengers).

Company Operations

Route Structure

The Company principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines (often referred to as “legacy airlines”). The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. Any issue at a hub, such as bad weather or a security problem, can create delays throughout the system. By not concentrating operations through one or more central transfer points, the Company’s point-to-point route structure allows for more direct non-stop routing than hub-and-spoke service and therefore better enables the Company to control delays and total trip time. Approximately 73 percent of the Company’s Customers flew non-stop during 2010, and the Company’s average aircraft trip stage length in 2010 was 648 miles with an average duration of approximately 1.8 hours. Approximately 76 percent of the Company’s Customers flew non-stop during 2009, and the Company’s average aircraft trip stage length in 2009 was 639 miles with an average duration of approximately 1.8 hours. The 2010 decrease in percentage of non-stop Customers reflects, in part, the Company’s network optimization efforts, which included publishing more itineraries with enhanced connecting opportunities and which as a result contributed to improved load factors. The Company’s network optimization is discussed in more detail below under “Operating Strategies and Initiatives – Network Optimization; Revenue Management.”

The Company’s point-to-point service also enables it to provide its markets with frequent, conveniently timed flights. Examples of markets offering frequent daily flights are: Dallas Love Field to Houston Hobby, 25 weekday roundtrips; Phoenix to Las Vegas, 14 weekday roundtrips; and Los Angeles International to Oakland, 14 weekday roundtrips. The Company complements these high-frequency short-haul routes with long-haul, nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, and San Diego and Baltimore. As of December 31, 2010, the Company served 460 non-stop city pairs.

Cost Structure

A key component of the Company’s business strategy is its low cost structure, which is designed to allow it to profitably charge low fares. Adjusted for stage length, the Company has lower unit costs, on average, than most major carriers. The Company’s low cost structure is currently facilitated by the Company’s reliance upon a single aircraft type, its operationally efficient point-to-point route structure, and its highly productive Employees. The Company’s current use of a single aircraft type, the Boeing 737, enables it to simplify scheduling, maintenance, flight operations, and training activities. The Company’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip airports. These conveniently located airports are typically less congested than other airlines’ hub airports, which enables the Company to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn reduces the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).

Impact of Fuel Costs

For the sixth consecutive year, Fuel and oil expense represented the Company’s largest or second largest cost. The table below shows the Company’s average cost of jet fuel and oil over the past six years and during each quarter of 2010:

Year	Cost (Millions)	Average Cost Per Gallon	Percent of Operating Expenses
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
First Quarter 2010	$821	$2.49	31.9%
Second Quarter 2010	$933	$2.50	33.3%
Third Quarter 2010	$926	$2.47	32.6%
Fourth Quarter 2010	$940	$2.59	32.4%

The Company has historically entered into fuel derivative contracts to manage rising fuel costs; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address fuel price volatility. For example, during 2008, market “spot” prices for crude oil peaked at a high of over $147 per barrel and hit a low price of under $35 per barrel – both within a period of approximately five months. This led to the Company’s decision in late 2008 and early 2009 to significantly reduce its net fuel hedge position in place for 2009 through 2013. As a result of these activities, the Company effectively locked in some hedging-related losses for 2009 through 2013. Since early 2009, the Company has continued to adjust its fuel hedge portfolio in an attempt to economically layer back in some protection in the event of a significant surge in market prices. Fuel costs continued to be volatile during 2010, with market spot prices ranging from a low of $68 per barrel to a high of $91 per barrel. Therefore, the Company continues to actively manage its fuel hedge portfolio to address volatile fuel prices and, in particular, to mitigate the impact of significant increases in energy prices, while maintaining an objective to manage derivative premium costs. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Operating Strategies and Initiatives

As discussed above under “Industry,” going into 2010, the Company’s operations reflected the impact during 2008 and most of 2009 of a worldwide credit crisis and significant economic recession, which had severely depressed the demand for air travel, especially from higher yield customers. In response, the Company developed short-term and long-term initiatives designed to increase unit revenues, improve the Customer experience, and control costs. During 2010, despite a moderate improvement in the U.S. economic environment, the Company continued to focus on these areas. The Company’s actions led to an improvement in its operating results during 2010 despite a significant increase in fuel prices compared to 2009.

Network Optimization; Revenue Management

During 2010, the Company continued to approach route expansion through optimization of its flight schedule. The Company’s implementation during 2009 of an enhanced profitability analysis tool has provided the Company with visibility into profitability and network contribution by flight. This has enabled the Company to manage capacity by trimming unprofitable and less popular flights in certain markets and then reallocating the capacity to new markets, as well as existing markets with higher demand. It has also enabled the Company to manage capacity through more seasonal flying in specific markets and to publish additional itineraries with enhanced connecting opportunities. During 2010, network optimization allowed the Company to redeploy capacity, open new cities, and add frequencies in key cities despite an increase in capacity of less than one percent over 2009. The efforts contributed to record annual and monthly load factors for 2010. The Company continues to evaluate opportunities to improve its revenue and pricing technology.

Aggressive Promotion of the Company’s Low Fare Brand and Points of Differentiation from its Competitors

During 2010, the Company continued to benefit from, and aggressively market, its points of differentiation from its competitors.

The Company’s Fare Structure.   The Company employs a relatively simple fare structure, featuring low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. The Company bundles fares into three major categories: “Wanna Get Away®,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer.

•	“Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are also non-refundable, but may be applied to future travel on Southwest Airlines.

•	“Anytime” fares are refundable and changeable and may also be applied toward future travel on Southwest Airlines.

•

“Business Select” fares are refundable and changeable and may be applied toward future travel on Southwest Airlines. Business Select fares also include additional perks such as priority boarding, bonus frequent flyer credit, priority security access in select airports, and one complimentary adult beverage (for Customers of legal drinking age).

Aggressive Marketing Campaign.   The Company is the only major U.S. airline that does not impose additional fees for first or second checked bags. During 2010, through its “Bags Fly Free®” marketing campaign, the Company continued to aggressively promote this point of differentiation from its competitors. The Company believes its decision not to charge for first and second checked bags, as reinforced by the Company’s related marketing campaign, has driven an increase in the Company’s market share and a resulting significant increase in revenues.

The Company is also the only major U.S. airline that does not impose a fee for a Customer’s change in flight plans. In January 2011, the Company introduced a marketing campaign to promote this point of differentiation from its competitors. The campaign highlights the importance to the Company of Customer Service by showing that the Company understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare.

Also unlike most of its competitors, the Company does not impose additional fees for items such as seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations. During 2010, the Company also changed its stroller/car seat policy to allow each ticketed Customer to check one stroller and one car seat free of charge, in addition to the two free checked bags.

Enhancements to Southwest.com

In 2010, the Company completed a comprehensive rebuild of its southwest.com website for the purpose of, among other things, providing more product options, driving better booking rates, and improving ancillary revenues. The 2010 enhancements include improved navigation capabilities that make it easier for Customers to locate what they need. Any part of a trip can now be planned directly from the home page, and the website can now recognize a Customer’s home airport and provide offers relevant to the Customer. The website can also remember a Customer’s most recent searches to make it easier for the Customer to shop for flights, cars, and hotels, and includes a shopping cart functionality that allows a customer to purchase air, hotel, and car all at once. Customers can now also book unaccompanied minor travel online. The website also highlights points of differentiation between the Company and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online.

During 2010, southwest.com accounted for approximately 79 percent of all Southwest Airlines bookings. In addition, for the year ended December 31, 2010, nearly 84 percent of the Company’s Passenger revenues came through its website (including revenues from SWABIZ, the Company’s business travel reservation web page).

Increased Targeting of Business Travelers

The Company offers several products that have been designed to attract additional business/full fare travelers.

Business Select. As discussed above, the Company’s “Business Select” product includes perks such as priority boarding, bonus frequent flyer credit, priority security access in select airports, and one complimentary adult beverage. The Company’s “Business Select” program contributed approximately $88 million in revenue premiums during 2010, up from $72 million in revenues during 2009.

“Fly By®” Priority Lanes. The Company has introduced Fly By Priority Lane access for its Business Select Customers and Rapid Rewards A-List Members at many of its airports. Fly By Priority lanes are priority access lanes located at ticket counters and security checkpoints. The lanes allow Business Select Customers and Rapid Rewards A-List Members direct access to the front of the line at the ticket counter and/or security checkpoint.

Enhanced Rapid Rewards® Frequent Flyer Program. As discussed further below under “Rapid Rewards Frequent Flyer Program,” the Company has announced enhancements to its frequent flyer program that will better reward the Company’s most loyal customers.

SWABIZ®. SWABIZ is the Company’s business travel reservation web page. SWABIZ allows business travelers to plan, book, and purchase Ticketless Travel on Southwest Airlines and to efficiently obtain their lowest fares and maximum frequent flyer credit.

In addition, as discussed below under “Inflight Internet Connectivity,” the Company has begun installing its fleet with equipment to provide WiFi connectivity.

Ancillary Services and Fees

During 2010, the Company experienced revenue benefits from its addition in 2009 of new service offerings such as the Company’s EarlyBird Check-in™ and Pets Are Welcome on Southwest (PAWS) products. EarlyBird Check-in allows Customers to obtain an early boarding position directly behind Business Select and A-List Customers by adding an additional $10 to the price of a one-way fare (priority boarding privileges are already included in the purchase of a Business Select fare and are a benefit of being an A-List frequent flyer – see “Rapid Rewards Frequent Flyer Program” below). The Company’s PAWS offering allows Customers to bring small cats and dogs into the aircraft cabin for a $75 one-way fare. During 2010, the Company also increased its service charge for Customers who travel as an unaccompanied minor from $25 to $50 one-way to address the costs to the Company related to the administrative work and extra care necessary to safely transport these Customers. The Company’s 2010 revenues from EarlyBird Check-in, PAWS, and unaccompanied minor services charges were $119 million, an increase of $95 million from 2009.

The Company also expects to benefit from new ancillary revenue opportunities created by its scheduled launch in March 2011 of a new and improved Rapid Rewards frequent flyer program, which is discussed in detail below under “Rapid Rewards Frequent Flyer Program.”

International Connect

During 2010, the Company continued its work towards implementing international marketing alliances and codesharing relationships. Although the Company terminated its agreement with WestJet to offer connecting service between the United States and Canada, in November 2010, the Company launched a new service that allows its Customers to book international flights by connecting with Volaris, Mexico’s second largest airline. Southwest Customers can book travel from 20 Southwest cities to five Volaris Mexican destinations (Cancun, Guadalajara, Morelia, Toluca/Mexico City, and Zacatecas). The new service connects through Los Angeles International Airport, Oakland International Airport, and San Jose International Airport and currently creates up to 85 additional flight itineraries. Behind the scenes, the Company’s international connect portal conducts two separate transactions – one with the Company’s reservation system and one with Volaris’s reservation system. Tying the two systems together provides Customers with an easy booking experience, one low fare, allows for thru-checking of luggage, and blends the airlines’ flight schedules.

Inflight Internet Connectivity

In 2010, the Company entered into an equipment purchase contract with Row 44 to allow for an inflight satellite (broadband) WiFi offering, rather than the air-to-ground service used by several of the Company’s competitors. As of January 31, 2011, WiFi connectivity was available on more than 60 aircraft, and the Company expects these installations to continue on its remaining 737-700 fleet. The Company’s arrangement with Row 44 enables the Company to control the pricing of the service, which has initially been set at an introductory flat rate of $5.00 per flight for any device or flight length.

Proactive Customer Communications

During 2010, the Company enhanced the capabilities of its Automated Outbound Messaging (“AOM”) service. The Company’s AOM capability, which was originally launched in August 2008, enables it to (i) proactively deliver customized automated telephone messages to Customers when there has been a significant change (or potential disruption) to their flight such as a cancellation, gate change, or flight delay; and (ii) give Customers the option to connect to a Customer Representative in the case of cancelled flights. In 2010, for Customers who book their travel on southwest.com, the Company began providing Customers with the option to receive these alerts via SMS texting. The new SMS strategy is designed to increase proactive Passenger outreach, reduce inbound calls, improve contact center management, and save costs. In addition to providing flight information to Customers using their preferred method, if applicable, the Company also directs Customers to southwest.com/rebook.

Ongoing Revenue Initiatives

In 2010, the Company announced its plans to implement a new reservations system to better enable international operations either via a codeshare arrangement or with the Company’s own aircraft. In addition, the

Company announced that it will be introducing the Boeing 737-800 to its fleet in 2012, which would enable the Company to (i) more economically serve longhaul routes, including extended routes over water; (ii) more economically serve capacity constrained airports; and (iii) boost fuel efficiency.

Cost Controls

During 2010, the Company continued its efforts to contain costs and preserve its low cost advantage and low-fare brand. The Company has addressed costs through the network optimization discussed above, as well as through other cost reduction and process improvement initiatives such as the following:

•	Installation of blended winglets, which reduce draft and increase fuel efficiency, on 454 of its aircraft;

•	Engine washes, which conserve fuel;

•	Use of electric ground power for aircraft air and power at the gate;

•	Deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds, which contributes to fuel savings and reduced carbon emissions; and

•	Continued control of capital spending, which was reduced to under $500 million for 2010.

In addition, during 2010, the Company took significant steps towards Required Navigation Performance (“RNP”) operations. RNP is one of the cornerstones of the Federal Aviation Administration’s (“FAA”) strategy to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, GPS (Global Positioning System) satellite navigation (instead of less-precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. The Company began developing GPS approach procedures during the first quarter of 2010, completed RNP training of its nearly 6,000 pilots in November 2010, and commenced RNP procedures in revenue service at 11 airports on January 11, 2011. In the first week of RNP activation, over 600 fuel efficient RNP approaches were safely executed.

Rapid Rewards Frequent Flyer Program

Current Program.  The Company offers a frequent flyer program, Rapid Rewards, which currently allows Customers to earn credits towards free flights based on trips flown. Rapid Rewards Members currently can earn a credit for each one-way trip flown or two credits for each roundtrip flown. They can also currently earn credits by using the services of non-airline “Preferred Partners,” which include, for example, car rental agencies, hotels, restaurants, and retail locations, as well as by using the Southwest Airlines Rapid Rewards Visa Signature Card. As discussed further below under “New Program,” in March 2011, the Company plans to launch a new Rapid Rewards program.

The Company’s current Rapid Rewards frequent flyer program offers three different types of travel awards (“Awards”): the Standard Award, the Freedom Award, and the Companion Pass. Rapid Rewards Members also have the opportunity to become “A-List” Customers and receive priority boarding privileges.

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

Companion Passes.  Rapid Rewards Members who earn 100 credits within a consecutive 12-month period automatically receive a Companion Pass, which provides for unlimited free roundtrip travel to any destination available on Southwest Airlines for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight. Companion Passes are valid for 12 months after issuance, but are not subject to seat restrictions or blackout dates.

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

The Company’s Customers redeemed approximately 3.2 million, 3.0 million, and 2.8 million Awards during 2010, 2009, and 2008, respectively. The amount of free travel Award usage as a percentage of total Company revenue passenger miles flown was 7.9 percent in 2010, 7.7 percent in 2009, and 8.3 percent in 2008. The number of fully earned Awards and partially earned Awards outstanding at December 31, 2010, was approximately 13.9 million, of which approximately 79 percent were partially earned Awards. The number of fully earned Awards and partially earned Awards outstanding at December 31, 2009, was approximately 10.3 million, of which approximately 77 percent were partially earned Awards. However, due to the expected expiration of a portion of credits making up partial Awards, not all of them will eventually turn into useable Awards. In addition, not all Awards will be redeemed for future travel. Since the inception of Rapid Rewards in 1987, approximately 17 percent of all fully earned Awards have expired without being used. The number of Companion Passes outstanding at December 31, 2010 and 2009 was approximately 76,000 and 65,000, respectively. The Company currently estimates that an average of three to four trips will be redeemed per outstanding Companion Pass.

The Company currently accounts for its Rapid Rewards program obligations by recording a liability for the estimated incremental cost of the use of flight credits the Company expects to turn into Awards and be redeemed. The estimated incremental cost of these liabilities includes direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Revenue from the sale of flight credits to business partners and associated with future travel is deferred and recognized when the ultimate free travel Award is flown or the credits expire unused. The liability for free travel Awards earned but not used at December 31, 2010 and 2009, including those sold to business partners, was $246 million and $206 million, respectively.

New Program.  The Company has announced that, on March 1, 2011, it will launch a new Rapid Rewards frequent flyer program. Under the new frequent flyer program, members will earn points for every dollar spent instead of credits for flight segments flown. The amount of points earned will be based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class will be associated with a points earning multiplier, and points for flights will be calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight will be based on the fare and fare class purchased; however, unlike the current program, under the new program, (i) members will be able to redeem their points for every available seat, every day, on every flight, and with no blackout dates; and (ii) points will not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, under the new program, rewards will not be automatically issued when a member’s account reaches a certain threshold. Instead, members will be able to decide when to use their points to “purchase” travel on any Southwest Airlines flight. As a result, the new program provides its members more flexibility and options for earning and redeeming their rewards. For example, members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also will have more flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including a fare sale) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Rapid Rewards members will also be able to earn points through qualifying purchases with Rapid Rewards Partners. In addition, Rapid Rewards Credit Cardmembers will be able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights, Rapid Rewards Members will have the ability to purchase points.

The new frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members, and adds a new level of status, “A-List Preferred.” Both A-List and A-List Preferred Members will enjoy benefits such as priority checkin and security lane and ticket counter access, dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25% for A-List and 100% for A-List Preferred). In addition, A-List Preferred Members will enjoy free Inflight WiFi on equipped flights.

The new program has been designed to drive more revenue by (i) bringing in new Customers; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships.

Management Information Systems

The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. During 2010, the Company completed the integration of a new SAP Enterprise Resource Planning application, which replaced the Company’s general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems. The conversion was designed to improve the Company’s key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy, and cost effectiveness. In addition, the Company has invested in significant technology necessary to support its new Rapid Rewards frequent flyer program, enhanced southwest.com website, and WiFi implementation. The Company has also made the decision to embark on a project that will result in the replacement of its reservations system over the next several years.

Regulation

The airline industry is heavily regulated, especially by the federal government. Examples of regulations affecting the Company and/or the industry are discussed below.

Economic and Operational Regulation

The U.S. Department of Transportation. The U.S. Department of Transportation (the “DOT”) regulates aviation safety, as well as economic, consumer protection, and civil rights matters. The DOT may impose civil penalties on air carriers for violating its regulations.

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

The DOT’s consumer protection and enforcement activities relate to areas such as unfair and deceptive practices and unfair competition by air carriers, deceptive airline advertising (e.g., fare, on-time performance, schedule, and codesharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines and focuses on ensuring that individuals with disabilities obtain nondiscriminatory access to the air transportation system and that the public is not subjected to unlawful discrimination by airlines on the basis of race, religion, national origin, or sex during the course of their air transportation.

Most recently, in 2010, a new DOT consumer protection rule (the “Passenger Protection Rule”) went into effect to address, among other matters, tarmac delays and chronically delayed flights (i.e., flights that operate at least 10 times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). Under the Passenger Protection Rule, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) the assurance that no domestic flight will remain on the airport tarmac for more than three hours unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) the assurance that carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) the assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.

The Passenger Protection Rule also subjects airlines to potential DOT enforcement action for unfair and deceptive practices in the event of chronically delayed flights. Airlines are required to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; and (iv) provide information to passengers on how to file complaints and respond in a timely and substantive fashion to consumer complaints. Airlines that violate the Passenger Protection Rule are subject to potential fines of up to $27,500 per passenger, the maximum allowed for violating any aviation consumer rule. The DOT has expressed its intent to aggressively investigate alleged violations of the Passenger Protection Rule. In June 2010, the DOT proposed a new rule that would expand the Passenger Protection Rule by, among other things, (i) increasing the maximum denied boarding compensation airlines must pay to passengers bumped from flights from $800 to $1,300; (ii) allowing passengers to make and cancel reservations within 24 hours without penalty; and (iii) strengthening the DOT’s enforcement policies concerning air transportation price advertising practices.

Aviation Taxes. The statutory authority for the federal government to collect aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. This authority was originally scheduled to expire on September 30, 2007, but Congress has approved a series of extensions of this authority, with the most recent extension set to expire on March 31, 2011. Congress is currently expected to adopt FAA reauthorization legislation sometime in 2011. Other proposals that could be considered by Congress in connection with the FAA reauthorization legislation include: (i) the imposition of new, or changes to, aviation-specific taxes; (ii) an increase in the amount of airport passenger facility charges; and (iii) the adoption of new unfunded mandates on commercial airlines such as new environmental, consumer, and labor standards, any of which could have an impact on the Company’s operations.

The Wright Amendment. Section 29 of the International Air Transportation Competition Act of 1979, as amended (commonly known as the “Wright Amendment”), prohibited the carriage of nonstop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. Originally, the Wright Amendment permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States only to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a

Wright Amendment State. The Wright Amendment did not restrict flights operated with aircraft having 56 or fewer passenger seats, nor did it restrict the Company’s intrastate Texas flights or its air service to or from points other than Dallas Love Field. In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. The Company currently has access to 16 gates at Dallas Love Field. Pursuant to the Wright Amendment Reform Act and local agreements with the City of Dallas with respect to gates, the Company can expand scheduled service from Dallas Love Field and currently intends to do so. The Wright Amendment Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in 2014.

Operational, Safety and Health Regulation

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

In September 2010, the FAA issued a Notice of Proposed Rulemaking (“NPRM”) proposing certain changes to flight and duty time limitations and rest requirements for pilots. The FAA’s proposed amendments would (i) increase to nine hours the minimum opportunity for rest prior to the duty period; (ii) establish a new method for measuring a pilot’s rest period, so that the pilot would be assured the opportunity to receive at least eight hours of sleep during that rest period; (iii) place weekly and 28-day limits on the amount of time a pilot may be assigned any type of duty; and (iv) require pilots to be given at least 30 consecutive hours free from duty on a weekly basis, a 25 percent increase over the current rules. Moreover, in January 2010, the DOT issued an NPRM with regards to lithium batteries carried on commercial aircraft. If adopted, the DOT proposal could significantly impact the Company’s cargo operations.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel, (vii) provision of passenger data to U.S. Customs and Border Protection; and (viii) background checks. Under ATSA, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA-mandated security procedures can affect the Company’s operations, costs, and Customer experience. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight program. Secure Flight requires airlines to collect a passenger’s full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. In 2010, the TSA also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security by employing advanced imaging technology (full body scans), as well as new physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers.

Enhanced security measures have also impacted the Company’s business through the imposition of security fees on the Company’s Customers and on the Company. Under ATSA, funding for passenger security is provided in part by a $2.50 per enplanement security fee (the “9/11 Fee”), subject to a maximum of $5.00 per one-way trip. Congress may consider an increase in the 9/11 Fee, as well as other changes to ATSA, as part of future security-related legislation. ATSA also allows the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. The Company’s ASIF liability was originally set at $26 million per year. Effective for calendar year 2005, the TSA unilaterally increased the amount by an additional $24 million to a total of $50 million annually. The Company and 22 other airlines joined in litigation against the TSA to challenge the agency’s increase to their respective ASIF fees. In February 2009, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the increased fees were excessive and remanded the matter to the TSA to determine the amount of the excess. In June 2010, the TSA made a partial refund of $18 million to the Company and reduced its fees going forward by $3.5 million annually. The Company and other airlines have petitioned the Court of Appeals to invalidate the TSA’s action and require it to make larger refunds and reductions.

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

Environmental Regulation

The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water and the discharge or disposal of materials such as chemicals, hazardous waste, and aircraft deicing fluid. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with these airport sites will have a material adverse effect on the Company’s operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability. Further regulatory developments pertaining to the control of engine exhaust emissions from ground support equipment could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in this area will have a material effect on the Company’s capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.

The federal government, as well as several state and local governments, are considering legislative and regulatory proposals to address climate change by reducing green house gas emissions. At the federal level, the Environmental Protection Agency’s Endangerment Finding in January 2010 regarding greenhouse gas emissions set the stage for possible legislative or regulatory action to reduce greenhouse gas emissions from various segments of the economy, including from aviation. The airline industry could be affected directly through new unfunded mandates or indirectly through higher fuel costs as fuel providers pass on any additional costs to fuel consumers. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.

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

As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company’s sustainability strategies, which include efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. As discussed above under “Operating Strategies and Initiatives - Cost Controls,” the Company has also committed significant resources towards implementation of RNP procedures, which are designed to conserve fuel and reduce carbon emissions. In addition, the Company’s “Green Team” targets areas of environmental improvement in all aspects of the Company’s business, while at the same time remaining true to the Company’s low cost philosophy.

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

Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has provided renewable, supplemental, first-party, war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2011. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Competition

Competition within the airline industry is intense and highly unpredictable, and the Company currently competes with other airlines on a majority of its routes. Key competitive factors within the domestic airline industry include pricing, routes, scheduling, Customer Service, comfort, and cost structure. The Company also competes for customers with other forms of transportation, as well as alternatives to travel.

Pricing in the airline industry can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and cash flow. In addition, some airlines have been able to lower their operating costs (and thereby have been able to reduce fares) as a result of reorganization within and outside of bankruptcy. These factors can reduce the pricing power of the airline industry as a whole. In addition, the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. The Company believes its low cost operating structure provides it with a significant competitive advantage over other airlines because it enables the Company to continue to profitably charge competitive fares. In addition, the Company does not tack on additional fees for items such as first and second checked bags, flight changes, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations.

The Company also competes based on markets served, flight schedules, and frequent flyer opportunities. Some major U.S. airlines have more extensive route structures than does the Company, including international routes. In addition, many have entered into significant commercial relationships with other airlines, such as codesharing and capacity purchase agreements, which increase the airlines’ opportunities to expand the routes they can offer. For example, a codesharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through just one airline. As a result, depending on the nature of the specific codesharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Codesharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn frequent flyer miles. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. As discussed above under “Operating Strategies and Initiatives,” the Company continues to evaluate and implement projects to better enable it to enter into codesharing relationships and offer international itineraries. In November 2010, the Company launched a new service that allows its Customers to book international flights by connecting with Volaris, Mexico’s second largest airline. In addition, the Company’s anticipated acquisition of AirTran would enable the Company to expand its presence in key markets it already serves, extend its service to many smaller domestic cities that it does not yet serve, and provide access to key near-international markets in the Caribbean and Mexico.

The Company also competes with other airlines in areas of Customer Service such as ontime performance, passenger amenities, equipment type, and comfort. According to statistics published by the DOT, the Company consistently ranks at or near the top for Customer Satisfaction for having the lowest Customer complaint ratio.

The airline industry is subject to varying degrees of competition from surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase such surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending. Because of the relatively high percentage of shorthaul travel provided by the Company, it is particularly exposed to competition from such surface transportation in these instances. The airline industry is also subject to competition from alternatives to travel such as videoconferencing and the Internet, which can also increase in the event of travel inconveniences and economic downturns. The Company is subject to the risk that air travel inconveniences and economic downturns may, in some cases, result in permanent changes to consumer behavior in favor of surface transportation and electronic communications.

Seasonality

The Company’s business is somewhat seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and therefore, revenues in the airline industry tend to be stronger in the second (April 1 – June 30) and third (July 1 – September 30) quarters of the year than in the first (January 1 – March 31) and fourth (October 1 – December 31) quarters of the year. As a result, in many cases, the Company’s results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company’s quarterly operating results are not necessarily indicative of operating results for the entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Employees

At December 31, 2010, the Company had 34,901 active fulltime equivalent Employees, consisting of 15,069 flight, 2,464 maintenance, 15,205 ground, Customer, and fleet service, and 2,163 management, accounting, marketing, and clerical personnel.

The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. As of December 31, 2010, approximately 82 percent of the Company’s Employees were represented by labor unions, all of which are under ten different collective-bargaining agreements. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups and status of the collective-bargaining agreements:

Employee Group	Representatives	Status of Agreement

Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Amendable August 2012

Flight Attendants	Transportation Workers of America, AFL-CIO (“TWU 556”)	Amendable May 2013

Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Amendable June 2011

Customer Service Agents, Customer Representatives	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM”)	Amendable October 2012

Stock Clerks	International Brotherhood of Teamsters, Local 19 (“IBT Local 19”)	Currently in negotiations

Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2012

Aircraft Appearance Technicians	AMFA	Currently in negotiations

Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Currently in negotiations

Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Amendable October 2013

Flight Crew Training Instructors	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2012

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

General Company Risk Factors

The Company’s business has continued to be significantly impacted by fuel prices, which can be extremely volatile; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel prices.

Fuel price volatility continues to present one of the Company’s most significant challenges, as (i) the cost of fuel, which has been at historically high levels over the last few years, is largely unpredictable; and (ii) airlines are inherently dependent upon energy to operate; therefore, even a small change in market fuel prices can significantly affect profitability. Fuel prices are unpredictable, in part, because of many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited refining capacity; (iii) changes in governmental policies on fuel production, transportation, and marketing; and (iv) changes in exchange rates. Likewise, the Company’s ability to react to fuel price volatility can be affected by factors outside of its control. For example, the Company’s profitability is affected in part by its ability to increase fares in reaction to fuel price increases; however, fare increases are difficult to implement in difficult economic environments when low fares are often used to stimulate traffic. The Company’s ability to increase fares can also be limited by factors such as its low fares reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.

Jet fuel and oil consumed for 2010 and 2009 represented approximately 33 percent and 30 percent of the Company’s operating expenses, respectively, and constituted the second largest expense incurred by the Company in both years. As a result, the price of fuel has impacted, and could continue to impact, the timing and nature of the Company’s growth plans and strategic initiatives.

As discussed above under “Company Operations – Impact of Fuel Costs,” the Company has historically entered into fuel derivative contracts to protect against rising fuel costs; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address fuel price volatility. These types of adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, have historically significantly affected, and are likely to continue to affect, the Company’s results of operations. There can be no assurance that the Company will be able to continue to cost-effectively hedge against increases in fuel prices. The Company’s fuel hedging arrangements and the impact of hedge accounting on the Company’s results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.

The airline industry is particularly sensitive to changes in economic conditions; a return of unfavorable economic conditions or an increase in economic uncertainty could negatively affect the Company’s results of operations.

The airline industry is particularly sensitive to changes in economic conditions, which affect Customer travel patterns and related revenues. For example, during 2008 and most of 2009, the Company’s results of operations were negatively affected when unfavorable U.S. economic conditions drove changes in travel patterns and resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel was an expendable discretionary expense, and short-haul travelers had the option to replace air travel with surface travel. Businesses were able to forego air travel by using communication alternatives such as videoconferencing and the Internet or were more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hampered the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Although U.S. economic conditions improved during 2010, some uncertainty has remained. A return to unfavorable economic conditions, or even an increase in economic uncertainty, could again negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.

The Company’s low cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

The Company’s low cost structure has historically been one of its primary competitive advantages, as it has enabled the Company to offer low fares, drive traffic volume, and grow market share. The Company’s low cost structure has become increasingly important as the Company has controlled capacity growth. While the Company has in the past been able to cover increasing costs through growth, the combination of capacity control and increasing costs has contributed to an increase in the Company’s costs per available seat mile. The Company has limited control, however, over increases in many of its costs. For example, the Company has limited control over costs associated with fuel, labor, aircraft airframe and engine repairs, and regulatory compliance. Jet fuel and oil constituted approximately 33 percent of the Company’s operating expenses during 2010, and the cost of fuel is subject to the external factors discussed in the first Risk Factor above. Salaries, wages, and benefits constituted approximately 33 percent of the Company’s operating expenses during 2010. The Company’s ability to control labor costs is limited by the terms of its collective bargaining agreements, and increased labor costs have impacted the Company’s low cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, have had pay scale increases as a result of increased seniority and contractual rate increases. In addition, as discussed under “Business-Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Furthermore, when other airlines reduce their capacity, airports costs are then allocated among a fewer number of total flights, which has resulted in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.

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

The Company cannot guarantee it will be able to maintain its current level of low cost advantage. In response to volatile fuel prices and the recent economic downturn, some of the Company’s competitors have taken additional efficiency and cost reduction measures, such as capacity cuts and headcount reductions, which have reduced the Company’s cost advantage. Prior to the recent economic downturn, some of the Company’s competitors took advantage of reorganization in bankruptcy, and even the threat of bankruptcy, to decrease operating costs through renegotiated labor, supply, and financing agreements. In addition, some airlines have consolidated and reported resulting significant expected cost synergies.

The Company’s results of operations could be adversely impacted if it is unable to grow or to timely and effectively implement its revenue and other initiatives.

The Company has historically been regarded as a growth airline; however, the combination of a difficult economic environment and growing costs led to the Company’s decision to curtail organic growth during 2007, 2008, 2009, and 2010 and for the indefinite future. In addition, organic growth has become increasingly difficult, because (i) the number of domestic opportunities has declined, (ii) the Company currently does not operate internationally, and (iii) the Company is facing an increased presence of other low cost carriers. As a result, the Company has become increasingly reliant on the success of revenue initiatives to help offset increasing costs and to continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be impacted by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. The Company cannot ensure the timing of implementation of certain of its initiatives or that they will be successful or profitable either over the short or long term.

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect the Company’s operations.

The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations, as well as to support its initiatives. As discussed above under “Business – Operating Strategies and Initiatives – Management Information Systems,” during 2010, the Company continued its commitment to technology improvements to support its ongoing operations and initiatives. Among other things, the Company completed the implementation of a new SAP Enterprise Resource Planning application, which replaced several of the Company’s back office legacy systems such as the general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems. The Company has also invested in significant technology changes necessary to support its new Rapid Rewards frequent flyer program, enhanced southwest.com website, and WiFi implementation. In addition, the Company has announced its intent to replace its reservation system. Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration also presents the risk of operational or security inadequacy or interruption, which could materially affect the Company’s ability to effectively operate its business. The Company is also reliant upon third party performance for timely and effective completion of many of its technology initiatives.

In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements. The Company’s operations could be adversely affected if it is unable to timely or effectively modify its systems as necessary.

Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively impact the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.

During 2009, the Company’s credit ratings were pressured by weak industry revenue and the volatile fuel price environment. While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively impact (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade would subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail under “Quantitative and Qualitative Disclosures About Market Risk.”

The Company is currently dependent on single aircraft and engine suppliers; therefore, the Company would be materially adversely affected if it were unable to obtain additional equipment or support from either of these suppliers or in the event of a mechanical or regulatory issue associated with their equipment.

The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts. Although the Company is able to purchase some of these aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies it currently achieves by operating a single fleet type, currently outweigh the risks associated with its single aircraft strategy. The Company is also dependent on a sole supplier for aircraft engines and would therefore also be materially adversely affected in the event of a mechanical or regulatory issue associated with its engines.

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 33 percent of the Company’s operating expenses for the year ended December 31, 2010. In addition, as of December 31, 2010, approximately 82 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives; however, new labor contracts contribute to the Company’s cost pressures. Increasing labor costs, combined with curtailed growth, could negatively impact the Company’s competitive position. In addition, if the Company is successful in its efforts to acquire AirTran, Employee integration could be difficult, which could negatively affect the Company’s historically positive Employee culture.

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

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over its operations, including, but not limited to:

•	Increases in airport rates and charges;

•	Limitations on airport gate capacity or other use of airport facilities;

•	Actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	Changes to environmental regulations;

•	Increases in taxes;

•	Changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	Restrictions on competitive practices;

•	Changes in laws that increase costs for safety, security, or other Customer Service standards; and

•	The adoption of more restrictive locally-imposed noise regulations.

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

In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is impacted by conditions that are largely unforeseeable and outside of its control, including, among others:

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

As discussed in more detail above under “Business — Competition,” the airline industry is intensely competitive. The Company’s competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company’s revenues are sensitive to the actions of other carriers with respect to capacity, pricing, routes, scheduling, Customer Service, cost structure, and codesharing and similar activities.

Risk Factors Related to the Company’s Proposed Acquisition of AirTran

On September 26, 2010, the Company entered into a merger agreement providing for the Company’s acquisition of AirTran. Set forth below are risk factors related to the merger.

The merger is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Company or that could delay or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances may be required to be obtained from regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the Company’s business following the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the Company following the merger. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory clearances and approval by AirTran’s stockholders, the merger is subject to a number of other conditions beyond the Company’s and AirTran’s control that may prevent, delay or otherwise materially adversely affect its completion. The Company cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the Company not to realize some or all of the synergies and other benefits that it expects to achieve if the merger is successfully completed within its expected time frame.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of AirTran which could adversely affect the future business and operations of the Company following the merger.

The Company and AirTran are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The Company’s success after the merger will depend in part upon its ability to retain key management personnel and other key employees of AirTran. Current and prospective employees of AirTran may experience uncertainty about their roles within the Company following the merger, which may have an adverse effect on the ability of the Company to retain key management and other key personnel. Accordingly, no assurance can be given that the Company will be able to retain key management personnel and other key employees of AirTran.

Several lawsuits have been filed against the Company and AirTran challenging the merger, and one or more adverse rulings may prevent the merger from being completed.

The Company and AirTran, as well as certain officers of AirTran and the members of AirTran’s board of directors, were named as defendants in several lawsuits brought by AirTran stockholders challenging the proposed merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms. Additional lawsuits may be filed against the Company, AirTran, or the directors and officers of either company in connection with the merger. These lawsuits are discussed in more detail below under “Item 3. Legal Proceedings.”

One of the conditions to the closing of the merger is that no order issued by a governmental authority of competent jurisdiction or law or other legal restraint or prohibition making the merger illegal or permanently restraining, enjoining, or otherwise prohibiting or preventing the consummation of the merger or the other transactions contemplated by the merger agreement be in effect. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all.

While the Company believes that each of the four currently pending lawsuits is without merit, the parties to two of such suits entered into a Memorandum of Understanding (“MOU”) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus to be sent to AirTran stockholders soliciting approval of the merger. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery, and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees; and

•	having had the focus of Company management on the merger instead of on pursuing other opportunities that could have been beneficial to the Company.

If the merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect the business, financial results and stock price of the Company.

The Company may be unable to integrate AirTran’s business successfully and realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. In addition, as discussed above under “Business – Company Operations – Cost Structure,” a key component of the Company’s current business strategy is its low cost structure, which is, in part, facilitated by the Company’s reliance upon a single aircraft type. The Company will be required to devote significant management attention and resources to integrating the business practices and operations of AirTran. Potential difficulties the Company may encounter as part of the integration process include the following:

•

the inability to successfully combine the AirTran business with that of the Company in a manner that permits the Company to achieve the net synergies and other benefits anticipated to result from the merger;

•	the challenges associated with operating an aircraft type new to the Company, the Boeing 717;

•

the challenge of integrating complex systems, technology, aircraft fleets, networks and other assets of the Company in a seamless manner that minimizes any adverse impact on Customers, suppliers, Employees, and other constituencies;

•	integrating the Company’s workforce while maintaining focus on providing consistent, high quality Customer Service; and

•

potential unknown liabilities, liabilities that are significantly larger than the Company currently anticipates and unforeseen increased expenses or delays associated with the merger, including one-time cash costs to integrate AirTran’s business that may exceed the approximately $500 million of one-time acquisition and integration costs that the Company currently anticipates.

In addition, the Company and AirTran have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in:

•	diversion of the attention of the Company’s management and other employees; and

•	the disruption of, or the loss of momentum in, the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect the Company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or the Company’s ability to achieve the anticipated benefits of the merger or could reduce the Company’s earnings or otherwise adversely affect the business and financial results of the Company following the merger.

The need to integrate AirTran’s workforce following the merger presents the potential for delay in achieving expected synergies and other benefits, increased labor costs or labor disputes that could adversely affect the Company’s operations.

The successful integration of AirTran and achievement of the anticipated benefits of the merger depend significantly on integrating AirTran’s employees into the Company and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration, increased labor costs and labor disputes that could adversely affect the Company’s operations. The Company and AirTran are both highly unionized companies. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policies. Under the McCaskill-Bond Act, seniority integration must be accomplished in a “fair and equitable” manner consistent with the process set forth in Sections 3 and 13 of the Allegheny-Mohawk Labor Protective Provisions.

Such process consists first of direct negotiations between the incumbent unions with the assistance of the companies and second, if integration cannot be achieved through agreement, submitting the seniority integration to binding arbitration by a neutral arbitrator. For employee groups having the same representative at both carriers, the McCaskill-Bond Act provides that seniority integration be accomplished pursuant to the union’s internal policies if such policies exist, which may, depending upon the internal policies, require arbitration. Employee dissatisfaction with the results of the seniority integration may lead to litigation or arbitration, which in some cases could delay implementation.

Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the merger has created a “single transportation system” for representation purposes; (ii) determination of the appropriate “craft or class” for representational purposes, including a determination of which positions are to be included within a particular craft or class; and (iii) certification of the system-wide representative organization, if any, for each craft or class at the Company following the merger.

Pending operational integration, it will be necessary to maintain a “fence” between employee groups, during which time the Company and AirTran will keep the employee groups separate, each carrier applying the terms of its own existing collective bargaining agreements, unless other terms have been negotiated. Before full integration of the employee groups, the Company may also seek to negotiate transition agreements with its unions that modify existing collective bargaining agreements to address circumstances unique to the transition process.

Prior to the completion of the merger, there is a risk of litigation or arbitration by unions or individual employees that could result in monetary damages on the basis that the merger either violates a provision of an existing collective bargaining agreement or an obligation under the RLA or other applicable law. The unions or individual employees might also pursue judicial or arbitral claims arising out of changes implemented as a result of the merger.

There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt the Company’s or AirTran’s normal operations, whether in opposition to the merger or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA generally makes such actions unlawful until the parties have been lawfully released by the NMB to pursue self-help, and the Company and AirTran might be able to seek injunctive relief or other remedies against premature self-help, such actions could cause significant harm even if the Company or AirTran were ultimately to be successful.

The Company will assume AirTran’s indebtedness upon consummation of the merger, which additional indebtedness may limit the Company’s financial and operating flexibility following the merger.

Upon consummation of the merger, the Company will assume or be indirectly responsible for AirTran’s outstanding indebtedness and become subject to the operating restrictions under the debt instruments governing such indebtedness. AirTran has significant indebtedness and other commitments including aircraft purchase commitments, significant debt and lease obligations related to existing purchased and leased aircraft, and debt and lease obligations for existing and planned operating facilities. The increased indebtedness of the Company following the merger may:

•

require a substantial portion of cash flows from operations for debt service payments and operating lease payments, thereby reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit the Company’s ability to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the airline industry and, consequently, negatively affect the Company’s competitive position; and

•	negatively impact the Company’s existing credit ratings, including resulting in a downgrade or negative outlook.

In addition, covenants in the debt instruments governing this indebtedness may limit how the Company conducts its business following the merger.

The combined company’s ability to use AirTran’s net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of the merger, or if taxable income does not reach sufficient levels.

As of December 31, 2010, AirTran had federal net operating loss carryforwards (“NOLs”) of approximately $477 million available to offset future taxable income, which are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code (the “Code”). The NOLs expire between 2017 and 2030.

The combined company’s ability to utilize the AirTran NOLs may be limited if AirTran undergoes an “ownership change,” as defined in Section 382 of the Code. An ownership change could be triggered by substantial changes in the ownership of the outstanding stock of AirTran. An ownership change would occur if certain stockholders increase their aggregate percentage ownership of AirTran stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The merger is currently expected to result in an ownership change of AirTran for purposes of Section 382 of the Code.

Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change.

The combined company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the combined company can generate sufficient taxable income to utilize the NOLs.

The Company’s future results will suffer if it does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the Company will increase significantly beyond the current size of either the Company’s or AirTran’s businesses. The Company’s future success depends, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations, including new international operations, and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.

The Company is expected to incur substantial expenses related to the merger and the integration of AirTran’s business.

The Company is expected to incur substantial expenses in connection with the merger and the integration of AirTran’s business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, reservations, frequent flyer, ticketing/distribution, maintenance, flight operations, marketing and benefits. While the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that would be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the Company taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Following the merger, the Company will need to launch certain branding or rebranding initiatives that may take a significant amount of time and involve substantial costs and that may not be favorably received by customers.

The Company may incur substantial costs in rebranding AirTran’s products and services, and it may not be able to achieve or maintain brand name recognition or status under the Southwest brand that is comparable to the recognition and status previously enjoyed by AirTran in any of AirTran’s markets. The failure of any such rebranding initiative could adversely affect the Company’s ability to attract and retain customers after the merger, which could cause the Company not to realize some or all of the benefits contemplated to result from the merger.

AirTran is currently subject to pending antitrust litigation, and if judgment were to be rendered against AirTran in the litigation, such judgment could adversely affect the Company’s operating results following the merger.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; Las Vegas, Nevada; and Oakland, California. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also agreed to cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and also seeks attorneys fees. On August 2, 2010, the Court dismissed that portion of the plaintiffs’ claims alleging that AirTran had violated Section 2 of the Sherman Act; however, the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee. In addition, the Las Vegas and Oakland cases have been voluntarily dismissed. While AirTran has denied all allegations of wrongdoing, including those in the amended complaint, and has indicated its intention to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty. Regardless of its merit, this litigation and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations following the merger and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in this or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.

The application of the acquisition method of accounting will likely result in the Company recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect the Company’s financial results.

Applicable acquisition accounting rules require that to the extent the purchase price exceeds the net fair value of AirTran’s tangible and intangible assets and liabilities, the Company would record such excess as goodwill on its Consolidated Balance Sheet. Goodwill is not amortized, but is tested for impairment at least annually. Impairment charges could be recorded in the Company’s results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Aircraft

The Company operated a total of 548 Boeing 737 aircraft as of December 31, 2010, of which 92 and 5 were under operating and capital leases, respectively. The remaining 451 aircraft were owned.

The following table details information on the 548 aircraft in the Company’s fleet as of December 31, 2010:

737 Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
-300	137	19	171	104	67
-500	122	20	25	16	9
-700	137	7	352	331	21

Totals			548	451	97

(1)	As discussed further in Note 7 to the Consolidated Financial Statements, 128 of the Company’s aircraft have been pledged as collateral.

In total, at January 19, 2011, the Company had firm orders, options and purchase rights for the purchase of Boeing 737-700 and 737-800 aircraft as follows:

Firm Orders, Options and Purchase Rights for Boeing 737-700 and 737-800 Aircraft

	The Boeing Company
	-700 Firm	-800 Firm	Options	Purchase Rights	Previously - Owned 700	Total

2011	17	—	—	—	2	19
2012	—	20	—	—	—	20
2013	19	—	6	—	—	25
2014	21	—	6	—	—	27
2015	14	—	1	—	—	15
2016	17	—	7	—	—	24
2017	—	—	17	—	—	17
Through 2021	—	—	—	98	—	98

Total	88*	20	37	98	2	245

* The Company is evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2013 through 2016.

Ground Facilities and Services

The Company leases terminal passenger service facilities at each of the airports it serves, to which it has made various leasehold improvements. The Company leases the land and structures on a long-term basis for its maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses eight 737 simulators), and its corporate headquarters, also located at Dallas Love Field. During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas and the Love Field Airport Modernization Corporation (or LFMAC, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements. As of December 31, 2010, the Company operated six Customer Support and Services centers. The centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio centers.

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

On September 28, 2010, Frederick Leonelli filed a purported class action lawsuit (the “Leonelli complaint”) on behalf of himself and similarly situated AirTran stockholders in the First Judicial District Court of the State of Nevada for Carson City against AirTran, Robert L. Fornaro, AirTran’s Chairman, President and Chief Executive Officer, Arne G. Haak, AirTran’s Senior Vice President of Finance, Treasurer and Chief Financial Officer, each member of the AirTran board of directors, the Company, and Guadalupe Holdings Corp. (“ Merger Sub”). The Leonelli complaint generally alleges that the consideration to be received by AirTran’s stockholders in the merger is unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement. The Leonelli complaint further alleges that AirTran, the Company, and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Leonelli complaint seeks injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. On the same day, Frank Frohman filed a second purported AirTran shareholder class action lawsuit (the “Frohman complaint”) in the same court and against the same defendants (other than Mr. Haak) as the Leonelli complaint. The allegations in the Frohman complaint, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint. The Frohman complaint was consolidated into the Leonelli complaint on December 9, 2010. On December 14, 2010, plaintiffs filed a consolidated complaint (the “Leonelli consolidated complaint”) asserting the same claims and requesting the same relief against the same defendants (other than Mr. Haak). The Leonelli consolidated complaint also included new allegations, as part of its breach of fiduciary duty claim, that the individual AirTran defendants caused the Company to file a Form S-4 Registration Statement with the SEC on November 19, 2010 which omitted or misrepresented material information regarding the merger. AirTran and the individual AirTran defendants filed a motion to dismiss the Leonelli consolidated complaint on January 7, 2011, which was joined by the Company and Merger Sub on the same day.

Four purported AirTran shareholder class action lawsuits have also been filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Harry Hoffner filed a purported class action lawsuit on September 30, 2010 against the same defendants (other than Mr. Haak and Merger Sub) as in the Leonelli complaint. This was followed by lawsuits filed by Robert Debardelan on October 8, 2010, Thomas A. Rosenberger on October 12, 2010, and Robert Loretitsch on October 15, 2010 against the same defendants plus Merger Sub. The allegations in these actions, as well as the relief requested, are also generally the same as those set forth in the Leonelli complaint. On November 15, 2010, these actions were consolidated into one action styled In re AirTran Shareholder Litigation (the “consolidated Florida action”). On December 2, 2010, the consolidated Florida action was stayed in its entirety pending resolution of the earlier filed Leonelli complaint.

On October 8, 2010, Douglas Church filed another purported AirTran shareholder class action lawsuit (the “Church complaint”) in the Eighth Judicial District Court of the State of Nevada for Clark County against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations set forth in the Church complaint, as well as the relief requested, were generally the same as those set forth in the Leonelli complaint with one addition. The Church complaint additionally alleged, as part of its breach of fiduciary duty claim, that the individual AirTran defendants (other than Mr. Haak) received greater benefits under the merger agreement than other AirTran stockholders. Mr. Church voluntarily dismissed his lawsuit on November 30, 2010, but on December 2, 2010, he re-filed a new lawsuit against the same defendants in the United States District Court for the District of Nevada (the “Church federal complaint”). The Church federal complaint makes the same claims and seeks the same relief as his original lawsuit, but includes new claims for alleged violations of Sections 14 and 20 of the Securities Exchange Act of 1934 for allegedly providing misleading and incomplete information in the Form S-4 Registration Statement filed with the SEC on November 19, 2010. Specifically, the Church federal complaint alleges that the disclosures contained in the Form S-4 Registration Statement omit or misrepresent material information regarding the process of approving the merger agreement, the merger consideration, and the intrinsic value of AirTran. AirTran and the individual AirTran defendants filed a motion to dismiss the Church federal complaint on December 22, 2010.

On January 18, 2011, William Nesbit filed another purported AirTran shareholder class action lawsuit again in the United States District Court for the District of Nevada against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations and claims set forth in the Nesbit lawsuit, as well as the relief requested, were generally the same as those set forth in the Church federal complaint.

While the Company believes that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (“MOU”) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus to be sent to AirTran stockholders soliciting approval of the merger. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery, and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims.

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

Item 4.	(Removed and Reserved)

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of January 1, 2011.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	55
Robert E. Jordan	Executive Vice President Strategy & Planning	50
Ron Ricks	Executive Vice President Corporate Services & Corporate Secretary	61
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	49
Jeff Lamb	Senior Vice President Administration & Chief People Officer	48
Davis S. Ridley	Senior Vice President & Chief Marketing Officer	57
Laura H. Wright	Senior Vice President Finance & Chief Financial Officer	50

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

Jeff Lamb has served as the Company’s Senior Vice President Administration & Chief People Officer since October 2007. Mr. Lamb also served as Vice President People & Leadership Development from February 2006 to October 2007 and as Senior Director People Development from December 2004 until February 2006. Prior to joining the Company, Mr. Lamb served in various leadership roles with The Staubach Company, Belo Corporation, and Mesa Petroleum.

Davis S. Ridley has served as the Company’s Senior Vice President & Chief Marketing Officer since December 2010. Mr. Ridley also served as Senior Vice President Marketing & Revenue Management from May 2008 to December 2010, Senior Vice President Marketing from November 2007 to May 2008, a consultant to the Company from January 2006 to November 2007, Senior Vice President People & Leadership Development from August 2004 to January 2006, Vice President Ground Operations from 1998 to 2004, and Vice President of Marketing & Sales from 1993 to 1998. Mr. Ridley joined the Company in 1988 as its Director of Marketing & Sales.

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

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “LUV.” The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share declared on the Company’s common stock.

Period	Dividend	High	Low
2010
1st Quarter	$0.00450	$13.42	$10.91
2nd Quarter	0.00450	13.97	11.06
3rd Quarter	0.00450	14.16	10.42
4th Quarter	0.00450	14.32	12.31

2009
1st Quarter	$0.00450	$9.95	$4.95
2nd Quarter	0.00450	7.75	6.02
3rd Quarter	0.00450	10.20	6.40
4th Quarter	0.00450	11.78	8.10

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 2, 2011, there were approximately 10,438 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended.

The following graph compares the cumulative total Shareholder return on the Company’s common stock over the five-year period ended December 31, 2010, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the AMEX Airline Index. The comparison assumes $100 was invested on December 31, 2005, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Southwest Airlines Co.	$100	$93	$74	$53	$70	$80
S&P 500	$100	$116	$122	$77	$97	$112
AMEX Airline	$100	$107	$63	$45	$63	$88

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2010, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Year ended December 31,
	2010		2009		2008		2007		2006
	(in millions, except per share amounts)
Financial Data:
Operating revenues	$12,104		$10,350		$11,023		$9,861		$9,086
Operating expenses	11,116		10,088		10,574		9,070		8,152

Operating income	988		262		449		791		934
Other expenses (income) net	243		98		171		(267)		144

Income before taxes	745		164		278		1,058		790
Provision for income taxes	286		65		100		413		291

Net Income	$459		$99		$178		$645		$499

Net income per share, basic	$.62		$.13		$.24		$.85		$.63
Net income per share, diluted	$.61		$.13		$.24		$.84		$.61
Cash dividends per common share	$.0180		$.0180		$.0180		$.0180		$.0180
Total assets at period-end	$15,463		$14,269		$14,068		$16,772		$13,460
Long-term obligations at period-end	$2,875		$3,325		$3,498		$2,050		$1,567
Stockholders’ equity at period-end	$6,237		$5,454		$4,953		$6,941		$6,449

Operating Data:
Revenue passengers carried	88,191,322		86,310,229		88,529,234		88,713,472		83,814,823
Enplaned passengers	114,213,010		101,338,228		101,920,598		101,910,809		96,276,907
Revenue passenger miles (RPMs) (000s)	78,046,967		74,456,710		73,491,687		72,318,812		67,691,289
Available seat miles (ASMs) (000s)	98,437,092		98,001,550		103,271,343		99,635,967		92,663,023
Load factor (1)	79.3%		76.0%		71.2%		72.6%		73.1%
Average length of passenger haul (miles)	885		863		830		815		808
Average aircraft stage length (miles)	648		639		636		629		622
Trips flown	1,114,451		1,125,111		1,191,151		1,160,699		1,092,331
Average passenger fare	$130.27		$114.61		$119.16		$106.60		$104.40
Passenger revenue yield per RPM	14.72	¢	13.29	¢	14.35	¢	13.08	¢	12.93	¢
Operating revenue yield per ASM	12.30	¢	10.56	¢	10.67	¢	9.90	¢	9.81	¢
Operating expenses per ASM	11.29	¢	10.29	¢	10.24	¢	9.10	¢	8.80	¢
Fuel costs per gallon, including taxes (average)	$2.51		$2.12		$2.44		$1.80		$1.64
Fuel consumed, in gallons (millions)	1,437		1,428		1,511		1,489		1,389
Fulltime equivalent Employees at period-end	34,901		34,726		35,499		34,378		32,664
Aircraft in service at period-end (2)	548		537		537		520		481

(1)	Revenue passenger miles divided by available seat miles
(2)	Includes leased aircraft

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per-ASM amounts)

	Year Ended December 31,		Percent Change
	2010	2009
Operating income (loss), as reported	$988	$262
Add/(Deduct): Reclassification between Fuel & Oil and Other (gains) losses, net, associated with current period settled contracts	1	38

Add/(Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	171	181
Add/(Deduct): Contracts settling in a prior period, but for which the underlying hedged fuel has been consumed in the current period	—	3

Add: Charge from voluntary early out program, net	—	56

Add: Charge for AirTran integration costs, net	4	—

Operating income, non-GAAP	$1,164	$540	n.a.

Net income (loss), as reported	$459	$99

Add/(Deduct): Mark-to-market impact from fuel contracts settling in future periods	(21)	(73)

Add/(Deduct): Ineffectiveness from fuel hedges settling in future periods	(11)	(97)
Add/(Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	171	184

Income tax impact of fuel contracts	(52)	(5)

Add: Charge from voluntary early out program, net	—	35

Add: Charge for AirTran integration costs, net	4	—

Net income (loss), non-GAAP	$550	$143	n.a.

Net income (loss) per share, diluted, as reported	$.61	$.13

Add/(Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	.12	.02

Add: Impact of special items, net	.01	.04

Net income (loss) per share, diluted, non-GAAP	$.74	$.19	n.a.

Operating expenses per ASM (cents)	11.29	10.29

Deduct: Fuel expense divided by ASMs	(3.68)	(3.11)

Deduct: Impact of special items, net	—	(.05)

Operating expenses per ASM, non-GAAP, excluding fuel (cents)	7.61	7.13	6.7

*	As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.

Note Regarding Use of Non-GAAP Financial Measures

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These GAAP financial statements include unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging.

The Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as “economic,” which the Company’s management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company’s economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for Fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes. These economic results provide a better measure of the impact of the Company’s fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company’s management, as well as investors, to consistently assess the Company’s operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies. Special items also include a 2010 charge of $7 million and a 2009 charge of $66 million (each before the impact of profitsharing or taxes) related to expenses associated with the Company’s planned acquisition of AirTran and to Freedom ’09, the Company’s early-out program, respectively. Management does not believe these expenses are a meaningful indicator of the Company’s results for those particular periods or in comparison to its performance in the corresponding prior or subsequent period. As a result of the anticipated acquisition of AirTran, which is expected to close during second quarter 2011, the Company expects to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results. See Note 2 and Note 9 to the Consolidated Financial Statements for further information on the planned acquisition of AirTran and Freedom ’09, respectively.

Further information on (i) the Company’s fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 10 to the Consolidated Financial Statements.

Year In Review

The year 2010 proved to be one of significant progress for the Company in many respects. For the 38th consecutive year, the Company was profitable, earning $459 million ($.61 per share, diluted) in 2010, compared to the Company’s 2009 net profit of $99 million ($.13 per share, diluted). On a non-GAAP basis, the Company’s 2010 net income was $550 million, or $.74 per share, diluted, which was significantly better than the Company’s 2009 net income of $143 million, or $.19 per share, diluted, on a non-GAAP basis. See the previous note regarding the use of non-GAAP financial measures. This considerable improvement in net income was achieved through better revenue management techniques and strategies, improving economic conditions which led to higher demand for air travel, capacity restraint and reallocation by both the Company and the entire airline industry, fare increases, and targeted marketing campaigns designed to enhance the Company’s already strong

Brand and Customer Experience. Even though the Company’s jet fuel cost per gallon was 21.3 percent higher than 2009 on an economic basis, a 16.9 percent increase in operating revenues enabled it to overcome these higher prices and achieve a solid profit.

Revenue management has been a focus area for the Company for several years, and those efforts paid significant dividends during 2010. The Company continued to optimize its flight schedule through the elimination of a number of unprofitable routes and re-deployment of aircraft in either new markets or by adding additional frequencies in existing markets where demand is higher. Even with a very slight year-over-year capacity increase of less than one percent in 2010, the Company was able to add Panama City, Florida to its route map, as well as continue to grow such markets as Denver and Boston. This continued flight optimization, along with new expected aircraft deliveries, will also provide the Company the ability to commence service to three additional markets in the first quarter of 2011—Greenville-Spartanburg, South Carolina, Charleston, South Carolina, and the New York-New Jersey area through the acquisition of 18 pairs of takeoff and landing slots at Newark’s Liberty International Airport. Another milestone for the Company during 2010 was the launch of a marketing partnership with Volaris, which is Mexico’s second largest airline. As a result of this marketing partnership, the Company’s Customers can now book international flights to five Mexican destinations (Cancun, Guadalajara, Morelia, Toluca/Mexico City, and Zacatecas) from 20 Southwest-served cities through the Company’s new international connect product. The Company also completed all of the necessary testing and certifications for adding WiFi connectivity to its 737-700 aircraft fleet and began installation during the second half of 2010. As of January 31, 2011, WiFi connectivity is available on more than 60 aircraft and the Company expects these installations to continue on its remaining 737-700 fleet. The Company believes all of these accomplishments, along with initiatives introduced in the prior year, including new service offerings such as EarlyBird Check-in and Pets Are Welcome on Southwest (PAWS) products, are examples of opportunities for continued future revenue growth.

Planning for the future has been an area of intense focus for the Company in 2010, as well. During 2010, the Company announced it would be converting a portion of its future aircraft orders with Boeing to 737-800 aircraft. All 20 of the Company’s existing orders for aircraft deliveries from Boeing in 2012 have been converted to 737-800s. These aircraft offer approximately 25 to 30 percent more Customer seating capacity than the Company’s existing fleet of 737-700s and 737-300s, which will enable it to more economically add service to longer-range markets or to add seats to current markets without increasing the number of flights. The Company is also evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2013 through 2016. The Company has also made the decision to embark on a project that will result in the ultimate replacement of its reservations system over the next several years, and will launch its All New Rapid Rewards frequent flyer program on March 1, 2011. The Company believes a new reservations system and the new frequent flyer program will create a platform for enhanced revenue growth over the long-term. Under the new frequent flyer program, members will earn points for every dollar spent instead of credits for flight segments flown. The amount of points earned will be based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class will be associated with a points earning multiplier, and points for flights will be calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight will be based on the fare and fare class purchased; however, unlike the current program, under the new program, (i) members will be able to redeem their points for every available seat, every day, on every flight, and with no blackout dates; and (ii) points will not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Rapid Rewards Credit Cardmembers will be able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights, Rapid Rewards Members will have the ability to purchase points.

The new frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members, and adds a new level of status, “A-List Preferred.” Both A-List and A-List Preferred Members will enjoy benefits such as priority checkin and security lane and ticket counter access, dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25% for A-List and 100% for A-List Preferred). In addition, A-List Preferred Members will enjoy free Inflight WiFi on equipped flights. The new program has been designed to drive more revenue by (i) bringing in new Customers—both frequent flyers as well as new members for the Company’s co-branded Visa card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships.

The most significant strategic decision made by the Company during 2010, however, was its entry into an agreement to acquire AirTran Holdings, Inc. (“AirTran”). Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the boards of directors of both the Company and AirTran, if the merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest Airlines Co. common stock and $3.75 in cash, without interest. The number of shares of Southwest common stock and, under some circumstances, the cash consideration to be received is subject to adjustment based on the Company’s share price prior to closing. See Note 2 to the Consolidated Financial Statements for further information regarding the merger, the merger agreement, and the exchange ratio adjustment mechanism.

The Company believes that, if approved, its proposed acquisition of AirTran would position it to better respond to the economic and competitive challenges of the industry because:

•	it represents a unique opportunity to grow the Company’s presence in key markets it does not yet serve and would represent a significant step toward positioning the Company for future growth;

•

it would allow the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company does not currently serve;

•	it would allow the Company to expand its presence in slot-controlled markets where the Company currently has little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;

•	it would allow the Company to expand its service in other key domestic markets, including Boston and Baltimore and to add destinations to its route system;

•	based on current operations, the addition of AirTran would increase the Company’s share of current domestic market share capacity (as measured by ASMs) from approximately 15 percent to 19 percent;

•

it would provide access to near-international leisure markets in the Caribbean and Mexico, as well as smaller cities, and provide firsthand and meaningful insight into these new expansion opportunities; and

•

based on current operations, it is expected that the combined company would serve more than 100 million customers annually from more than 100 different destinations in the United States and near-international destinations.

The merger is subject to both government and AirTran stockholder approval, with closing expected to occur in second quarter 2011. The Company believes the transaction has the potential to yield net annual synergies of more than $400 million by 2013. Excluding one-time acquisition and integration costs estimated to be approximately $500 million, the transaction is also expected to be accretive to the Company’s fully-diluted earnings per share in the first year following the close of the transaction, and strongly accretive, thereafter, upon full realization of the estimated net synergies. In addition, the Company and AirTran are complementary, with little route overlap between the two carriers, and strategically, both carriers have an emphasis on outstanding Customer service, high quality low-cost operations, all-Boeing fleets, solid low-fare brands, and strong Employee cultures.

The Company believes its Bags Fly Free and No Change Fees campaigns, its new frequent flyer program, continued schedule optimization, and other revenue management efforts offer significant potential for continued

revenue momentum. However, higher fuel prices do present a threat to the Company, and there are no assurances the Company will be able to generate enough incremental revenues to offset higher fuel costs. Absent increased fuel price volatility or slowing of consumer travel demand, the Company has a solid outlook for 2011. Other than the Company’s growth opportunity presented by the AirTran acquisition, the Company currently does not intend to significantly grow its overall fleet size for 2011. The Company anticipates it will receive 19 737-700 deliveries during 2011, 17 of which are new aircraft from Boeing, and is currently expecting to retire a similar number of its older 737-300s. However, even with relatively little fleet growth, the Company currently forecasts 2011 ASMs to increase approximately five to six percent compared to 2010.

Results of Operations

2010 compared with 2009

The Company’s consolidated net income of $459 million ($.61 per share, diluted) in 2010 represented an increase of $360 million, or 364 percent, compared to its 2009 net income of $99 million ($.13 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2010—including those that settled during 2010 and those that will settle in future years—the Company recognized a net total of $426 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2009, the Company recognized a total of $408 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2010 and 2009 includes the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments. The Company’s results for 2009 also included a one-time charge of $66 million (before the impact of profitsharing or taxes) related to Freedom ’09, a voluntary early retirement program that was accepted by 1,404 Employees. See Note 9 to the Consolidated Financial Statements for further information on this program. The Company’s 2010 operating income was $988 million, which was significantly better than the Company’s 2009 operating income of $262 million, as the 16.9 percent increase in operating revenues outpaced the 10.2 percent increase in operating expenses.

Operating revenues

Consolidated operating revenues increased $1.8 billion, or 16.9 percent, primarily due to a $1.6 billion, or 16.1 percent, increase in Passenger revenues. The majority of the increase in Passenger revenues was attributable to the 10.8 percent increase in Passenger yield (Passenger revenues per RPM flown), primarily due to higher average fares. The Company’s load factor also increased 3.3 points to 79.3 percent in 2010, which was a record for the Company. These strong revenue results were achieved due to better revenue management techniques and strategies, improving economic conditions which led to higher demand for air travel versus 2009, including a new and improved website at www.southwest.com, capacity restraint and reallocation by both the Company and the entire airline industry, fare increases, and targeted marketing campaigns designed to enhance the Company’s already strong Brand and Customer Experience. Bookings, thus far, for first quarter 2011 are strong. For January 2011, the Company estimated passenger unit revenues increased in the eight to nine percent range as compared to January 2010.

Consolidated Freight revenues increased $7 million, or 5.9 percent, versus 2009, primarily due to higher average rates charged as a result of better economic conditions versus the prior year. The Company currently expects freight revenues for first quarter 2011 to be in line with fourth quarter 2010 freight revenues. Other revenues increased $150 million, or 44.1 percent, compared to 2009. Approximately 63 percent of the increase was due to revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and for pets. The remainder of the increase primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored Chase® Visa card. The Company also expects Other revenues for first quarter 2011 to exceed first quarter 2010, due to anticipated increased revenues from these initiatives, but at a significantly lower rate than the 41.2 percent year-over-year increase in fourth quarter 2010.

Operating expenses

Consolidated operating expenses for 2010 increased $1.0 billion, or 10.2 percent, compared to a slight increase in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per-ASM for 2010 and 2009 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2010		2009		Increase (decrease)		Percent change
Salaries, wages, and benefits	3.76	¢	3.54	¢	.22	¢	6.2%
Fuel and oil	3.68		3.11		.57		18.3
Maintenance materials and repairs	.76		.73		.03		4.1
Aircraft rentals	.18		.19		(.01)		(5.3)
Landing fees and other rentals	.82		.73		.09		12.3
Depreciation and amortization	.64		.63		.01		1.6
Other	1.45		1.36		.09		6.6

Total	11.29	¢	10.29	¢	1.00	¢	9.7%

The Company’s 2010 CASM (cost per available seat mile) increased 9.7 percent compared to 2009. Over 55 percent of this year-over-year CASM increase was due to an 18.4 percent increase in the Company’s average jet fuel cost per gallon. The Company’s 2009 operating expenses also included the impact of Freedom ‘09, the early retirement plan offered by the Company, which resulted in a $66 million charge. Excluding the impact of this prior year charge, 2010 integration costs associated with the Company’s anticipated acquisition of AirTran, and Fuel and oil expense for each year, 2010 CASM increased compared to 2009 primarily due to higher wage rates, higher profitsharing expense, and higher airport costs. Based on current cost trends and an estimated eight to nine percent increase in first quarter year-over-year capacity, the Company anticipates first quarter 2011 unit costs to increase at a lower year-over-year rate than fourth quarter 2010’s 5.8 percent, excluding fuel and special items.

Salaries, wages, and benefits increased $236 million on an absolute dollar basis, including the impact of the $66 million charge recorded during third quarter 2009 as a result of Freedom ’09, the early retirement plan offered by the Company that was accepted by 1,404 Employees. Excluding the impact of the Freedom ‘09 charge, approximately 55 percent of the year-over-year increase was from higher salaries and wages, primarily as a result of higher average wage rates. The remainder of the year-over-year increase primarily was attributable to a $124 million increase in profitsharing, as a result of higher income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Salaries, wages, and benefits expense per-ASM was 6.2 percent higher than 2009, primarily due to pay scale increases as a result of increased seniority and contractual rate increases for the Company’s unionized workforce, who make up the majority of its Employees, while the Company’s ASM capacity increased only slightly compared to 2009. These increases combined with relatively flat headcount resulted in higher average rates per Employee. Based on current cost trends and anticipated capacity, the Company expects salaries, wages, and benefits per-ASM in first quarter 2011 to be relatively consistent with first quarter 2010’s unit cost of 3.82 cents.

The Company’s Pilots are subject to an agreement between the Company and the Southwest Airlines Pilots Association (“SWAPA”) that was to become amendable August 31, 2011. As part of its evaluation process for the addition of the Boeing 737-800 to its fleet, the Company and SWAPA agreed on a one-year contract extension to the existing agreement. Their contract now becomes amendable August 31, 2012.

The Company’s Flight Attendants are subject to an agreement between the Company and the Transport Workers Union Local No. 556 (“TWU 556”) that was to become amendable May 31, 2012. As part of its evaluation process for the addition of the Boeing 737-800 to its fleet, the Company and TWU 556 agreed on a one-year contract extension to the existing agreement. Their contract now becomes amendable May 31, 2013.

The Company’s Stock Clerks are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”). This agreement became amendable in August 2008. The Company is currently in discussions on a new agreement with IBT Local 19.

The Company’s Aircraft Appearance Technicians and its Dispatchers are subject to agreements between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”) and the Company and the Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”), which became amendable in February and November 2009, respectively. The Company is currently in discussions on new agreements with both AMFA and TWU 550.

Fuel and oil expense increased $576 million, or 18.9 percent, and on a per-ASM basis increased 18.3 percent versus 2009. Both the dollar and the per-ASM increase were driven primarily by an 18.4 percent increase in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and inclusive of the impact of the accounting guidance for derivatives and hedging, the Company recognized net losses totaling $324 million in 2010 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $467 million recognized in Fuel and oil expense in 2009. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $153 million paid to counterparties in 2010 versus $245 million paid to counterparties for 2009. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 18, 2011, the Company had derivative contracts in place related to first quarter and full year 2011 at the following levels:

Average Crude Oil Price per barrel	Percent of estimated fuel consumption covered by fuel derivative contracts*
	1Q 2011	Full Year 2011
Up to $90	68%	64%
$90 to $95	33%	52%
$95 to $105	15%	29%
Above $105	39%	51%

*	Estimated fuel consumption for 2011 and beyond excludes any potential impact of the Company’s proposed acquisition of AirTran Holdings, Inc.

Beyond 2011, excluding the impact of the anticipated AirTran acquisition, the Company has coverage of approximately 60 percent of its estimated fuel consumption in 2012; approximately 50 percent in 2013; and approximately 45 percent in 2014, all at varying price levels.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in Accumulated other comprehensive income (“AOCI”), and these amounts will be recognized in the Consolidated Statement of Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—See Note 10 to the Consolidated Financial

Statements for further information) as well as the amount of deferred losses in AOCI at December 31, 2010, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2010	Amount of gains (losses) deferred in AOCI at December 31, 2010 (net of tax)
2011	$(62)	$(112)
2012	$15	$(63)
2013	$12	$(89)
2014	$177	$14

Total	$142	$(250)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Based on its fuel hedge portfolio and market prices (as of January 18, 2011), the Company estimates its economic fuel costs, including fuel taxes, for first quarter 2011 will be approximately $2.80 per gallon. Assuming no changes to the Company’s current 2011 fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle in 2011, the Company is providing a sensitivity table for first quarter 2011 and full year 2011 jet fuel prices at different crude oil assumptions as of January 18, 2011, and for expected premium costs associated with settling contracts each period.

Estimated difference in Southwest economic jet fuel price per gallon, compared to unhedged market prices, including taxes *
Avg crude oil price per barrel	First quarter 2011	Full year 2011
$70	$.21 above market	$.21 above market
$90	$.04 above market	$.04 above market
$92	$.02 above market	at market
$100	$.03 above market	at market
$125	$.05 below market	$.16 below market
Estimated premium costs**	$31 million	$141 million

*	Based on the current actual forward crude oil curve for 2011 as of January 18, 2011
**	Premium costs are recognized as a component of Other (gains) losses, net

Maintenance materials and repairs increased 4.5 percent on a dollar basis, and increased 4.1 percent on a per-ASM basis compared to 2009. On both a dollar and a per-ASM basis, the increases were due to an increase in the number of scheduled airframe maintenance events versus 2009. The Company expects Maintenance materials and repairs per-ASM for first quarter 2011 to be slightly higher than the .79 cents per-ASM experienced in fourth quarter 2010, based on currently scheduled airframe maintenance events and projected engine hours flown.

Aircraft rentals expense per-ASM decreased 5.3 percent and, on a dollar basis, decreased $6 million. Both decreases primarily were due to the renegotiation of several aircraft leases at lower rates. Based on current fleet plans, the Company expects rental expense per-ASM for first quarter 2011 to increase slightly from the .18 cents per-ASM experienced in fourth quarter 2010.

Landing fees and other rentals increased $89 million on a dollar basis and increased 12.3 percent on a per-ASM basis, compared to 2009. The majority of both the dollar increase and per-ASM increase was due to higher space rentals in airports as a result of higher rates charged by those airports due to either higher operating costs or to cover shortfalls caused by reductions in service by airlines over the past few years. When airlines reduce their capacity, airport costs are then allocated amongst a fewer number of total flights. As a consequence of continued rate inflation at various airports, the Company currently expects Landing fees and other rentals per-ASM in first quarter 2011 to be higher than the .84 cents per-ASM experienced in first quarter 2010.

Depreciation and amortization expense increased $12 million on a dollar basis compared to 2009, and was up 1.6 percent on a per-ASM basis. These increases were both primarily due to the amortization of capitalized software costs associated with various information technology upgrade and replacement projects the Company completed during 2010. For first quarter 2011, the Company expects Depreciation and amortization expense per-ASM to increase slightly from fourth quarter 2010’s .64 cents.

Other operating expenses increased $89 million, and were up 6.6 percent on a per-ASM basis, compared to 2009. On both a dollar and a per-ASM basis, these increases primarily were due to an increase in revenue-related costs (such as credit card interchange fees) associated with the 16.1 percent increase in Passenger revenues. Excluding any first quarter 2011 costs incurred in connection with planning for the integration and transition related to the Company’s anticipated 2011 acquisition of AirTran, the Company currently expects other operating expenses on a per-ASM basis for first quarter 2011 to be approximately 1.60 cents.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2011. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense decreased by $19 million, or 10.2 percent, primarily due to the Company’s conversion of its $400 million of 10.5% secured notes due 2011 and its $300 million of 5.75% senior unsecured notes due 2016 to floating interest rates during fourth quarter 2009. The Company currently expects its first quarter 2011 interest expense to be consistent with first quarter 2010. See Note 7 to the Consolidated Financial Statements for more information on long-term debt transactions. Capitalized interest declined 14.3 percent, or $3 million, compared to 2009, due to a reduction in progress payment balances for scheduled future aircraft deliveries and lower interest rates. Interest income decreased $1 million, or 7.7 percent, primarily due to a decrease in average rates earned on invested cash and short-term investment balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s fuel hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2010 and 2009:

(In millions)	2010	2009
Mark-to-market impact from fuel contracts settling in future periods—included in Other (gains) losses, net	$(21)	$(73)
Ineffectiveness from fuel hedges settling in future periods—included in Other (gains) losses, net	(11)	(97)
Realized ineffectiveness and mark-to-market (gains) or losses—included in Other (gains) losses, net	(1)	(38)
Premium cost of fuel contracts included in Other (gains) losses, net	134	148
Other	5	6

	$106	$(54)

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 38.4 percent in 2010 from 39.6 percent in 2009. The lower 2010 rate primarily was due to the Company’s higher 2010 earnings, which dilutes the impact of permanent tax differences, thus reducing the tax rate. The Company currently expects its 2011 effective tax rate to be 38 to 39 percent.

2009 compared with 2008

The Company’s consolidated net income of $99 million ($.13 per share, diluted) in 2009 represented a decrease of $79 million, or 44.4 percent, compared to its 2008 net income of $178 million ($.24 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2009—including those that settled during 2009 and those that will settle in future years—the Company recognized a net total of $408 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2008, the Company had recognized a total of $1.0 billion in net gains as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2009 and 2008 includes the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which is classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments.

Operating revenues

Consolidated operating revenues decreased $673 million, or 6.1 percent, primarily due to a $657 million, or 6.2 percent, decrease in Passenger revenues. The majority of the decline in Passenger revenues was attributable to a 7.4 percent decrease in Passenger revenue yields (Passenger revenues divided by revenue Passenger miles or RPMs), as the percentage of full fare bookings was down versus 2008 and the Company offered more fare sales and discounted seats in response to the decline in demand for air travel amid domestic economic conditions. However, as a result of the Company’s fare discounting efforts and a number of newly implemented revenue initiatives, combined with a 5.1 percent reduction in ASMs, load factor increased 4.8 points to 76.0 percent in 2009. The higher load factor mostly offset the decline in Passenger yield, resulting in only a net 1.0 percent decline in operating revenue yield per ASM (unit revenue) versus 2008.

The revenue initiatives implemented by the Company in 2009 enabled it to partially offset the loss of full fare traffic versus 2008 and thus minimize the year-over-year decline in unit revenues. During 2009, the Company launched a new and improved website at www.southwest.com, introduced EarlyBird check-in, which allows Customers to pay $10 to automatically get an assigned boarding position before general check-in begins, introduced new fees for unaccompanied minors and for pets, and continued to optimize its schedule and tout its Bags Fly Free campaign.

Consolidated freight revenues decreased $27 million, or 18.6 percent, versus 2008. This decrease primarily was due to fewer shipments as a result of the worldwide recession in 2009. This prevented the Company from being able to increase its shipping rates during 2009. During the majority of 2008, better economic conditions enabled the Company to increase its shipping rates when fuel prices were rising. Other revenues increased $11 million, or 3.3 percent, compared to 2008. The majority of the increase was due to revenues from 2009 revenue initiatives, such as fees for unaccompanied minors and for pets, revenue from the Company’s EarlyBird initiative, and an increase in the fee charged for Customers checking a third bag.

Operating expenses

Consolidated operating expenses for 2009 decreased $486 million, or 4.6 percent, compared to a 5.1 percent decrease in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per-ASM for 2009 and 2008 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	2009		2008		Increase (decrease)		Percent change
Salaries, wages, and benefits	3.54	¢	3.23	¢	.31	¢	9.6%
Fuel and oil	3.11		3.60		(.49)		(13.6)
Maintenance materials and repairs	.73		.70		.03		4.3
Aircraft rentals	.19		.15		.04		26.7
Landing fees and other rentals	.73		.64		.09		14.1
Depreciation and amortization	.63		.58		.05		8.6
Other	1.36		1.34		.02		1.5

Total	10.29	¢	10.24	¢	.05	¢	.5%

The Company’s 2009 CASM was up slightly from 2008, increasing by a net .5 percent. However, 2009 operating expense included the impact of Freedom ‘09, the early retirement plan offered by the Company, which resulted in a $66 million charge recorded during third quarter 2009. Excluding the impact of this charge, 2009 CASM was flat compared to 2008 as lower fuel costs were offset by higher airport costs and by higher wage rates paid to nearly all Employee groups.

Salaries, wages, and benefits increased $128 million on an absolute dollar basis, including the $66 million charge recorded during third quarter 2009 as a result of Freedom ’09, the early retirement plan offered by the Company that was accepted by 1,404 Employees. Excluding the impact of the Freedom ‘09 charge, the majority of the year-over-year increase was from higher salaries and wages, primarily as a result of higher average wage rates. This was partially offset by a $53 million decrease in profitsharing, attributable to lower income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records in its fuel hedging program. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Salaries, wages, and benefits expense per-ASM was 9.6 percent higher than 2008, primarily due to the fact that the Company’s unionized workforce, who make up the majority of its Employees, had pay scale increases as a result of increased seniority, while the Company’s ASM capacity declined 5.1 percent compared to 2008.

Fuel and oil expense decreased $669 million, or 18.0 percent, and on a per-ASM basis decreased 13.6 percent versus 2008. Both the dollar and the per-ASM decrease were driven primarily by a 13.1 percent decrease in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and inclusive of the impact of the accounting requirements for derivatives and hedging, the Company recognized net losses totaling $467 million in 2009 in Fuel and oil expense relating to fuel derivative instruments versus $1.1 billion of net gains recognized in Fuel and oil expense in 2008. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $245 million paid to counterparties in 2009 versus $1.3 billion received from counterparties for 2008. Additionally, in 2009 and 2008, there were net losses recognized in Fuel and oil expense, of $222 million and $188 million, respectively, due to the fact that the Company had previously recognized gains associated with settling contracts in each period that were associated with ineffective hedges or derivatives that did not qualify for hedge accounting. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements. In 2009, the Company also continued to make progress in improving the fuel efficiency of its fleet. Despite the large increase in load factor from 2008 to 2009, the Company was able to produce the same fuel gallons consumed per-ASM flown for each year.

Maintenance materials and repairs were flat on a dollar basis, but increased 4.3 percent on a per-ASM basis compared to 2008. On a dollar basis, an increase in engine expense was mostly offset by a decrease in airframe expense. The majority of the increase in engine costs related to the Company’s 737-700 aircraft, which for the second half of 2008 and all of 2009 were accounted for under an agreement with GE Engines Services, Inc. (GE Engines) that provides for engine repairs to be done on a rate per flight hour basis. For the first half of 2008, these aircraft engines were accounted for on a time and materials basis, and there were very few repair events. The expense for 737-700 engines recognized in 2009 associated with the current agreement exceeded the expense recognized in 2008. Under this engine agreement, which is similar to the “power-by-the-hour” agreement with GE Engines the Company has in place for its 737-300 and 737-500 fleet, payments are primarily based on a rate per flight hour basis. Since the Company has effectively transferred the risk for specified future repairs and maintenance on these engines to the service provider, expense is recorded commensurate with each hour flown on an engine. The decrease in airframe expense primarily was due to a decline in the number of scheduled airframe maintenance events versus 2008. On a per-ASM basis, the increase in Maintenance materials and repairs compared to 2008 primarily was due to the increase in 737-700 engine costs combined with the Company’s 5.1 percent decline in ASMs.

Aircraft rentals expense per-ASM increased 26.7 percent and, on a dollar basis, increased $32 million. Both increases primarily were due to the fact that the Company executed sale and leaseback transactions for a total of 16 of its 737-700 aircraft during December 2008 and the first half of 2009, combined with the impact of the Company’s 5.1 percent ASM reduction for 2009 compared to 2008. All of the lease agreements executed as part of the sale and leaseback transactions were classified as operating leases.

Landing fees and other rentals increased $56 million on a dollar basis and increased 14.1 percent on a per-ASM basis, compared to 2008. The majority of both the dollar increase and per-ASM increase was due to higher space rentals in airports as a result of higher rates charged by those airports for gate and terminal space. The majority of these higher rates charged by airports was due to other airlines’ reduced capacity during 2009 (which in most cases exceeded the Company’s capacity reductions at those airports), as airport costs are then allocated among a fewer number of total flights.

Depreciation and amortization expense increased $17 million on a dollar basis compared to 2008, and was up 8.6 percent on a per-ASM basis. The increase on a dollar basis primarily was due to higher owned aircraft depreciation expense, primarily due to a reduction in the estimated salvage values of owned aircraft that were recently retired or are expected to be retired during 2010 and 2011, based on current and expected future market conditions for used aircraft. This increase in expense was mostly offset by the execution of sale and leaseback agreements for 11 previously owned 737-700s during the first half of 2009. The increase on a per-ASM basis primarily was due to the fact that the Company’s fleet size remained constant, while it reduced the number of ASMs flown as a result of economic conditions.

Other operating expenses decreased $48 million, but were up 1.5 percent on a per-ASM basis, compared to 2008. Approximately 29 percent of the decrease on a dollar basis was due to lower bad debt expense related to revenues from credit card sales, and another 28 percent of the decrease was due to lower personnel expenses, primarily due to the reduction in headcount, the Company’s decline in capacity versus 2008, and other cost-reduction efforts. On a per-ASM basis, the increase in operating expenses per-ASM primarily was due to an increase in advertising expense compared to 2008 combined with the reduction in ASMs.

Other

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

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s fuel hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2009 and 2008:

(In millions)	2009	2008
Mark-to-market impact from fuel contracts settling in future periods—included in Other (gains) losses, net	$(73)	$(6)
Ineffectiveness from fuel hedges settling in future periods—included in Other (gains) losses, net	(97)	106
Realized ineffectiveness and mark-to-market (gains) or losses—included in Other (gains) losses, net	(38)	(80)
Premium cost of fuel contracts included in Other (gains) losses, net	148	69
Other	6	3

	$(54)	$92

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 billion in 2010 compared to $985 million provided by operations in 2009. For the Company, operating cash inflows primarily are derived from providing air transportation for Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of operating the airline. Operating cash flows can also be significantly impacted by the Company’s fuel hedge positions and the significant fluctuation in fair value of those positions and the corresponding cash collateral requirements associated with those positions. In the Consolidated Statement of Cash Flows, increases and/or decreases to these cash deposits are reflected in operating cash flows as Cash collateral received from (provided to) fuel derivative counterparties. As of December 31, 2010, the net amount of cash provided to fuel hedge counterparties was $65 million. Since the amount of cash collateral deposits provided by the Company at December 31, 2009 was $330 million, the net change in cash deposits for 2010 was a net operating inflow of $265 million. Cash flows associated with entering into new fuel derivatives, which are also classified as operating cash flows, were net outflows of $359 million in 2010, $86 million in 2009, and $418 million in 2008. Cash flows from operating activities for 2010 were also driven by $459 million in net income, plus noncash depreciation and amortization expense of $628 million. For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” respectively. Operating cash generated is used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash flows used in investing activities in 2010 totaled $1.3 billion, versus $1.6 billion used in 2009. Investing activities in both years included payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 11 new 737-700 aircraft in 2010 versus the purchase of 13 737-700s in 2009. See Note 4 to the Consolidated Financial Statements. Investing activities for 2010 and 2009 also reflect $772 million and $986 million, respectively, related to changes in the balance of the Company’s short-term investments. The Company increased its short-term investments in 2010 compared to 2009 due to higher overall cash balances and in order to seek higher returns on its cash holdings.

Net cash used in financing activities was $149 million in 2010. During 2010, the Company repaid $155 million in debt and capital lease obligations that came due, and also repaid $44 million from a credit line borrowing associated with auction rate security instruments that were redeemed back to its counterparty. Net cash provided by financing activities was $330 million in 2009. During 2009, the Company raised $381 million from the sale and leaseback of 11 737-700 aircraft, and borrowed $332 million and $124 million under secured term loan arrangements. Also during 2009, the Company repaid the $400 million it had borrowed during 2008 under its revolving credit agreement. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt and Note 6 for more information on the Company’s revolving credit arrangement.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 12 Boeing 737-700 aircraft in 2010, 11 of which were new aircraft purchased from Boeing and one of which was leased from a third party. The Company also brought back its four 737-300 aircraft that had been removed from active service and put into storage during 2009, and retired five older leased and owned 737-300 aircraft from service during 2010. As of January 19, 2011, the Company had firm orders with Boeing for a total of 88 737-700 aircraft and 20 737-800 aircraft for the years 2011 through 2016. The firm orders for the 20 737-800 aircraft are a result of the Company’s decision to substitute this aircraft type for 737-700s that had been previously ordered for 2012. The Company also had purchase options for 37 737-700 aircraft from 2013 through 2017, with an additional 98 purchase rights for 737-700 aircraft through 2021 (as further described in Note 4 to the Consolidated Financial Statements). The Company also has the option to substitute 737-600s for the 737-700s ordered from Boeing with at least 18 months notice prior to the contractual delivery date, and can substitute 737-800s for the 737-700s with at least twelve months notice.

The leasing of aircraft (including the sale and leaseback of aircraft) effectively provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2010, the Company operated 97 leased aircraft, of which 92 are under operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $234 million at December 31, 2010.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2010:

	Obligations by period (in millions)
Contractual obligations	2011	2012 - 2013	2014 - 2015	Beyond 2015	Total
Long-term debt (1)	$505	$605	$584	$1,591	$3,285
Interest commitments - fixed (2)	81	147	123	186	537
Interest commitments - floating (3)	66	67	84	125	342
Operating lease commitments	386	747	524	886	2,543
Aircraft purchase commitments (4)	594	1,377	1,265	540	3,776
Other commitments	78	119	7	717	921

Total contractual obligations	$1,710	$3,062	$2,587	$4,045	$11,404

(1)	Includes principal only
(2)	Related to fixed-rate debt only
(3)	Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2010, and can be subject to significant fluctuation.
(4)	Firm orders from Boeing

As discussed in Note 2 to the Consolidated Financial Statements, a portion of the consideration to be paid by the Company in connection with its planned acquisition of AirTran will be in cash. The Company intends to fund up to $670 million in cash consideration to AirTran stockholders out of cash on hand upon closing of the acquisition, which is expected to occur during second quarter 2011. The Company also expects to incur approximately $500 million in integration and closing costs associated with the acquisition, a portion of which are expected to be in 2011, and which are expected to be funded with cash. The Company believes that its current liquidity position, including cash and short-term investments of $3.5 billion as of December 31, 2010, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $600 million, will enable it to fund the acquisition without adding significant further borrowings. Additionally, as discussed in Note 7 to the Consolidated Financial Statements and as set forth above in the contractual obligations table, the Company has long term debt maturities of $400 million in December 2011 and $385 million in March 2012. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as needed. The Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets, modest leverage, and consistent profitability, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. As of December 31, 2010, the book value of the Company’s unencumbered aircraft totaled approximately $6.6 billion.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas and the Love Field Airport Modernization Corporation

(or LFAMC, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

During fourth quarter 2010, the LFAMC issued $310 million in tax-exempt facility revenue bonds (LFMP Bonds), the proceeds of which have been or will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for approximately $80 million in early LFMP expenditures made from April 25, 2008, through the date of issuance of the LFMP Bonds (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council and subsequent Resolutions by the LFAMC). Repayment of the LFMP Bonds will be through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments are expected to be made through recurring ground rents, fees, and other revenues collected at the Airport. The Company has guaranteed principal, premium, and interest on the issued bonds. Depending on funding needs and the timing of these funds from other sources, an additional tranche of bonds will likely be issued prior to the completion of the LFMP project. It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.

Prior to the issuance of the LFMP Bonds by the LFAMC, the Company entered into two separate funding agreements: (1) a “Facilities Agreement” pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the LFMP Bonds (Facilities Payments), less other sources of funds the City of Dallas may apply to the repayment of the LFMP Bonds (including but not limited to passenger facility charges collected from passengers originating from the Airport); and (2) a “Revenue Credit Agreement” pursuant to which the City of Dallas will reimburse the Company for the Facilities Payments made by the Company.

A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement are expected to originate from a reimbursement account created in the “Use and Lease Agreement” between the City of Dallas and the Company. The Use and Lease Agreement is a 20-year agreement providing for, among other things, the Company’s lease of space at the Airport from the City of Dallas. The remainder of such monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement is expected to originate from (1) use and lease agreements with other airlines, (2) various concession agreements, and (3) other Airport miscellaneous revenues.

The Company’s liquidity could be impacted by the LFMP to the extent there is not an additional future successful bond issuance, or there is a timing difference between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently anticipate the occurrence of either of these items. The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position. See Note 4 to the Consolidated Financial Statements for further information and accounting requirements related to the LFMP.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in Air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s Air traffic liability balance at December 31, 2010, was $1.2 billion, compared to $1.0 billion as of December 31, 2009.

The Company estimates the amount of tickets that will expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused, be refunded, or exchanged involves some level of subjectivity and judgment. The majority of the Company’s tickets sold are nonrefundable, which is the primary source of unused tickets. According to the Company’s “Contract of Carriage,” tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. Estimates of tickets that will expire unused are based on historical experience over many years. The Company and other airlines have consistently applied this accounting method to estimate revenue from unused tickets at the date of travel. Holding other factors constant, a 10 percent change in the Company’s estimate of the amount of tickets that will expire unused would have resulted in a $26 million, or .2 percent, change in Passenger revenues recognized for 2010.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, changes to the Company’s ticketing policies, the Company’s refund and exchange policy, the mix of refundable and nonrefundable fares, promotional fare activity, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. During 2009, as a result of the Company’s efforts to stimulate demand through fare sales, Passenger revenues consisted of a higher percentage of discount tickets flown and a lower percentage of fully refundable tickets flown. Consequently, the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets recorded during 2009 was in a range of approximately 30 to 35 percent higher than what it believes its historical averages would indicate. The Company believes these estimates are supported by actual data and are reasonable given the underlying fact patterns. During 2008 and 2010, the Company believes the amount of refunded, exchanged, or forfeited tickets recorded were closer to what historical trends would indicate.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for long-lived assets

As of December 31, 2010, the Company had approximately $16.3 billion (at cost) of long-lived assets, including $14.0 billion (at cost) in flight equipment and related assets. Flight equipment primarily relates to the

456 Boeing 737 aircraft in the Company’s fleet at December 31, 2010, which are either owned or on capital lease. The remaining 92 Boeing 737 aircraft in the Company’s fleet at December 31, 2010, are operated under operating leases. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values of these groups:

	Estimated Useful Life	Estimated Residual value
Aircraft and engines	23 to 25 years	10%-15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%
Leasehold improvements	Asset life or lease term	0%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both its historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to the Company’s maintenance program, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by GAAP. For example, during third quarter 2010, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on current and expected future market conditions related to these aircraft, the Company reduced the residual values of these aircraft from approximately 15 percent of original cost to approximately 10 percent of original cost. This determination was made due to the lack of buyers for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has effectively “flooded” the market. As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft.

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

Financial derivative instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See “Quantitative and Qualitative Disclosures about Market Risk” for more information on these risk management activities, and see Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2010, the Company was a party to over 600 financial derivative instruments, related to its fuel hedging program, for the years 2011 through 2014. The fair value of the Company’s fuel hedging financial derivative instruments recorded on the Company’s Consolidated Balance Sheet as of December 31, 2010, not considering the impact of cash collateral deposits provided to counterparties, was a net asset of $142 million, compared to a net liability of $477 million at December 31, 2009. The change in fair value primarily was due to an increase in energy prices throughout most of 2010, the expiration (i.e., settlement in which the Company paid cash to counterparties) of approximately $153 million in fuel derivative instruments that related to 2010, and the purchase of new derivative positions that will settle in future periods. Although the Company’s fuel derivative portfolio was in a net asset position at December 31, 2010, the positions that are expected to settle or expire during 2011 currently consist of a net liability of approximately $62 million. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years. For example, during 2008, market “spot” prices for crude oil peaked at a high of over $147 per barrel and hit a low price of under $35 per barrel—both within a period of approximately five months. During 2010, market spot prices ranged from a low of $68 per barrel to a high of $91 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, value of the U.S. dollar, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some historical periods, because of increased volatility in energy markets, the Company has in fact lost hedge accounting for all unleaded gasoline derivative instruments. At such times, the Company has marked all such derivatives to fair value in each quarterly period, with all changes in value reflected as a component of Other (gains) losses, net in the Consolidated Statement of Income. However, the Company did not lose hedge accounting for any entire commodities during 2010, 2009, or 2008. Although commodities such as crude oil and heating oil have historically continued to qualify for hedge accounting in most cases, there have been instances in which the Company has also lost hedge accounting in specific geographic locations for these commodities. In these instances, the Company has also marked such derivatives to fair value with changes reflected in the Consolidated Statement of Income each reporting period. Although the Company’s prospective assessment has been utilized to ensure that the commodities used in most cases still qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their fair values from period to period and thus determine their accounting treatment. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result. This could result in the immediate recording of noncash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire/settle until a future period. Likewise, if a derivative contract ceases to qualify for hedge accounting, the changes in the fair value of the derivative instrument is recorded every period to Other gains and losses in the Consolidated Statement of Income in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the recent volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has historically resulted, in increased volatility in the Company’s financial statements. The amount of hedge ineffectiveness and unrealized gains and losses on the change in fair value of derivative contracts settling in future periods recorded during historical periods has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for mitigation of fuel price volatility. The discontinuation of hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, can also be a result of these reasons. Depending on the level at which the Company is hedged at any point in time, as the fair value of the Company’s hedge positions fluctuate in amount from period to period, there could be continued variability recorded in the Consolidated Statement of Income, and furthermore, the amount of hedge ineffectiveness and unrealized gains or losses recorded in earnings may be material. This is primarily because small differences in the correlation of crude oil related products could be leveraged over large dollar volumes.

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2010, 2009, and 2008, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2010, these included auction rate security investments, valued at $93 million, a portion of its fuel derivative option contracts, which were a net asset of $685 million, and $5 million in other investments.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the Consolidated Balance Sheet. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auctions for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model, which qualify the instruments as Level 3. The Company’s analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to par value.

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $17 million, with an offsetting entry to Accumulated other comprehensive income (loss). Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments in the auction process, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary. These conclusions will also continue to be evaluated and challenged in subsequent periods. The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, these auction rate securities represented less than three percent of the Company’s total cash, cash equivalent, and investment balance at December 31, 2010, which the Company believes allows it sufficient time for the auction rate securities to return to full value. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities. Since that time, the Company has been able to sell $353 million of these instruments at par value. The Company also remains in discussions with its remaining counterparties to determine whether mutually agreeable terms can be reached regarding the effective repurchase of its remaining securities.

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

As discussed in Note 10 to the Consolidated Financial Statements, any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within Accumulated other comprehensive income (loss) until the period in which the expected cash flow impacts earnings. Any changes in the fair value of fuel derivatives that are ineffective, as defined, or that do not qualify for hedge accounting, are reflected in earnings within Other (gains) losses, net, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair value of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Frequent flyer accounting

The Company utilizes estimates in its recognition of liabilities associated with its frequent flyer program. These estimates include the liability associated with frequent flyer awards that have been issued, are outstanding, and are expected to be redeemed at a future date, amounts associated with partially earned awards that are expected to turn into fully earned awards and be redeemed at a future date, and amounts associated with frequent flyer credits sold to companies participating in its Rapid Rewards frequent flyer program.

The Company utilizes the incremental cost method of accounting for frequent flyer awards issued and for partially earned awards (i.e., flight credits) earned in the Company’s Rapid Rewards frequent flyer program. The term partial award refers to flight credits earned by Customers for flights taken that in the aggregate are less than the amount needed to earn a frequent flyer award. The Company records a liability and reduction of Passenger revenue for the estimated incremental cost of providing free travel as frequent flyer awards and partially earned awards are being earned. The liability recorded by the Company represents the total number of awards and partially earned awards expected to be redeemed by Customers. The estimated incremental cost of these liabilities include direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. Prior to 2010, the Company did not record a liability for partially earned Customer awards. However, effective January 1, 2010, the Company made a voluntary change in its accounting for frequent flyer benefits to begin accruing for partially earned frequent flyer awards. See Note 3 to the Consolidated Financial Statements for further information about this accounting change. At December 31, 2010, the Company had approximately 13.9 million full or partial awards outstanding, of which approximately 10.9 million were partially earned awards.

The Company also sells frequent flyer credits and related services to companies participating in its frequent flyer program. Funds received from the sale of flight segment credits are accounted for under the residual method. Under this method, as of December 31, 2010, the Company has estimated that approximately 83 percent of the amount received per flight segment credit sold relates to free travel, and the remaining 17 percent associated with items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This apportionment of value between free travel and marketing services is estimated based on several factors, including fares, the habits of Customers in redeeming awards for free travel, and the contractual rate paid by companies for the flight segment credits. Prior to 2010, the amount estimated to be associated with free travel had historically ranged from 75 percent to 82 percent. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the credits expire unused. For the portion of funds received that is deemed not to be associated with future travel, the Company has determined that the period earned is the period in which the Company has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of the Company’s frequent flyer members. The estimated amount that is not associated with free travel is recognized in Other revenue in the period earned.

The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the liabilities associated with its frequent flyer program would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program. In addition, 16 of the leased aircraft in the Company’s fleet have lease payments that fluctuate based in part on changes in market interest rates. The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company has market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge its exposure to jet fuel price increases. The Company operates a total of 97 aircraft under operating and capital leases. However, except for the 16 aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the Company’s leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. Excluding the impact of the anticipated AirTran acquisition, the Company expects to consume approximately 1.5 billion gallons of jet fuel in 2011. Based on this usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $15 million per year, excluding any impact of the Company’s derivative instruments.

As of December 31, 2010, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2011 through 2014. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties. In 2010, the Company added to its fuel hedging position related to expected future fuel purchases. The total net fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2010, was a net asset of $207 million. This balance consists of the market value of fuel derivative instruments totaling a net asset of $142 million, and is net of $125 million in cash collateral that has been provided by the Company to one counterparty and $60 million in cash collateral held from another counterparty. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2010 (for all years from 2011 through 2014) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $370 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2010 levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2010, the Company had four counterparties in which the derivatives held were a net asset, totaling

$383 million. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2010, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or is posted by the Company if the value of derivatives is a liability to the Company. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2010, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C		D		E	Other		Total
Fair value of fuel derivatives	$114	$(238)	$(3)		$79		$189	$1	*	$142
Cash collateral held by CP	(60)	125	—		—		—	—		65
Aircraft collateral pledged to CP	—	113	—		—		—	—		113
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300) or >(700)	0 to (125) or >(535)	>(75)		>(75)		>(75)
Cash is received from CP	>40	>150	>200	***	>125	***	>250
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A		N/A		N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300) or >(700)	0 to (125) or >(535)	**		**		**
Cash is received from CP	**	**	**		**		**
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A		N/A		N/A

*	Sum of counterparties with fair value of fuel derivatives <$5M and no risk of the Company posting collateral.
**	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
***	Thresholds may vary based on changes in credit ratings within investment grade.

At December 31, 2010, the $60 million in cash collateral deposits held by the Company has been netted against the noncurrent fuel derivative assets from that counterparty within Other assets in the Consolidated Balance Sheet. The $125 million in cash collateral deposits provided by the Company to one counterparty has been netted against the noncurrent fuel derivative liabilities from that counterparty within Other non-current liabilities in the Consolidated Balance Sheet. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 33 percent from market prices as of December 31, 2010, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $497 million in cash collateral to its current counterparties. See also Note 10 to the Consolidated Financial Statements.

During January 2011, the Company made the decision to forego its option under the agreement with one counterparty (Counterparty B in the above table) to use some of its aircraft as collateral in lieu of cash and has provided additional cash to that counterparty to meet its collateral obligation based on the fair value of its outstanding fuel derivative instruments. This decision, which can be changed at any time under the existing agreement with that counterparty, was made because the Company has an adequate amount of cash on hand available to cover its total collateral requirement and has determined it would be less costly to provide the cash instead of aircraft, due to the nominal additional charges it must pay if aircraft are utilized as collateral. The additional amount of cash provided as of January 19, 2011, was $108 million.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding interest rate swaps, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2010, no cash collateral had been provided to or received from counterparties associated with the Company’s interest rate derivatives. If the Company’s credit rating had been below investment grade as of December 31, 2010, it would have been required to provide $4 million in cash collateral to one counterparty based on its outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2010 were assets to the Company.

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

Financial market risk

The vast majority of the Company’s assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch and Standard & Poor’s, and a “Baa3” credit rating with Moody’s as of December 31, 2010. The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings were originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. As of December 31, 2010, this included the Company’s $385 million 6.5% senior unsecured notes due 2012, the $350 million 5.25% senior unsecured notes due 2014, the $300 million 5.125% senior unsecured notes due 2017, the $100 million 7.375% senior unsecured debentures due 2027, the $400 million 10.5% secured notes due 2011, and the $300 million 5.75% senior unsecured Notes due 2016. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

Excluding the notes or debentures that have been converted to a floating rate as previously noted, the Company had no fixed-rate senior unsecured notes outstanding at December 31, 2010. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2010:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$115	6.840%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	296	6.640%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	522	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $2.0 billion, and this debt had a weighted-average maturity of 4 years at floating rates averaging 3.3 percent for the twelve months ended December 31, 2010. In total, the Company’s fixed rate debt and floating rate debt represented 12 percent and 18 percent, respectively, of total noncurrent assets at December 31, 2010. In January 2011, the Company terminated the fixed-to-floating interest rate swap agreements related to its $350 million 5.25% senior unsecured notes due 2014 and its $300 million 5.125% senior unsecured notes due 2017. The effect of these terminations is basically that the interest associated with these debts prospectively revert back to their original fixed rates. As a result of the gains realized on these transactions, which will be amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. Although there is no longer interest rate risk associated with these notes, the Company will subsequently be exposed to the fair value risk over their remaining terms.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.3 billion, and short-term investments, which totaled $2.3 billion, at December 31, 2010. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2010, would not have a material effect on the fair value of the Company’s fixed rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. A change in market interest rates could, however, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2010, were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact to the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2010, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2010, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. Five of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating falls below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparties including one counterparty in which the Company had posted $125M as if December 31 2010. See note 10 to the Consolidated Financial Statements for further information. As of December 31, 2010, there was no cash posted with any other counterparties. The Company was in a net fuel hedge liability position with one counterparty at December 31, 2010 in which no cash was posted. Assuming its credit rating were below investment grade as of that date, the Company would have been required to post approximately $3 million in cash collateral deposits with that counterparty.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability.

As of December 31, 2010, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

(In millions, except share data)

	DECEMBER 31,
	2010	2009
		(As adjusted-Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$1,261	$1,114
Short-term investments	2,277	1,479
Accounts and other receivables	195	169
Inventories of parts and supplies, at cost	243	221
Deferred income taxes	214	291
Prepaid expenses and other current assets	89	84

Total current assets	4,279	3,358

Property and equipment, at cost:
Flight equipment	13,991	13,719
Ground property and equipment	2,122	1,922
Deposits on flight equipment purchase contracts	230	247

	16,343	15,888
Less allowance for depreciation and amortization	5,765	5,254

	10,578	10,634
Other assets	606	277

	$15,463	$14,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$739	$732
Accrued liabilities	863	729
Air traffic liability	1,198	1,044
Current maturities of long-term debt	505	190

Total current liabilities	3,305	2,695

Long-term debt less current maturities	2,875	3,325
Deferred income taxes	2,493	2,200
Deferred gains from sale and leaseback of aircraft	88	102
Other noncurrent liabilities	465	493
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2010 and 2009	808	808
Capital in excess of par value	1,183	1,216
Retained earnings	5,399	4,971
Accumulated other comprehensive loss	(262)	(578)
Treasury stock, at cost: 60,177,362 and 64,820,703 shares in 2010 and 2009, respectively	(891)	(963)

Total stockholders’ equity	6,237	5,454

	$15,463	$14,269

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
OPERATING REVENUES:
Passenger	$11,489	$9,892	$10,549
Freight	125	118	145
Other	490	340	329

Total operating revenues	12,104	10,350	11,023

OPERATING EXPENSES:
Salaries, wages, and benefits	3,704	3,468	3,340
Fuel and oil	3,620	3,044	3,713
Maintenance materials and repairs	751	719	721
Aircraft rentals	180	186	154
Landing fees and other rentals	807	718	662
Depreciation and amortization	628	616	599
Other operating expenses	1,426	1,337	1,385

Total operating expenses	11,116	10,088	10,574

OPERATING INCOME	988	262	449

OTHER EXPENSES (INCOME):
Interest expense	167	186	130
Capitalized interest	(18)	(21)	(25)
Interest income	(12)	(13)	(26)
Other (gains) losses, net	106	(54)	92

Total other expenses (income)	243	98	171

INCOME BEFORE INCOME TAXES	745	164	278
PROVISION FOR INCOME TAXES	286	65	100

NET INCOME	$459	$99	$178

NET INCOME PER SHARE, BASIC	$.62	$.13	$.24

NET INCOME PER SHARE, DILUTED	$.61	$.13	$.24

Cash dividends declared per common share	$.0180	$.0180	$.0180

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In millions, except per share amounts)	Common Stock	Capital in excess of par value	Retained earnings (as adjusted- Note 3)	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2007	$808	$1,207	$4,776	$1,241	$(1,103)	$6,929
Purchase of shares of treasury stock	—	—	—	—	(54)	(54)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(34)	—	152	118
Net tax benefit (expense) of options exercised	—	(10)	—	—	—	(10)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss) Net income	—	—	178	—	—	178
Unrealized loss on derivative instruments	—	—	—	(2,166)	—	(2,166)
Other	—	—	—	(59)	—	(59)

Total comprehensive income (loss)						(2,047)

Balance at December 31, 2008	$808	$1,215	$4,907	$(984)	$(1,005)	$4,941
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(22)	—	42	20
Net tax benefit (expense) of options exercised	—	(13)	—	—	—	(13)
Share-based compensation	—	14	—	—	—	14

Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss)
Net income	—	—	99	—	—	99
Unrealized gain on derivative instruments	—	—	—	366	—	366
Other	—	—	—	40	—	40

Total comprehensive income (loss)						505

Balance at December 31, 2009	$808	$1,216	$4,971	$(578)	$(963)	$5,454
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(18)	—	72	54
Net tax benefit (expense) of options exercised	—	(45)	—	—	—	(45)
Share-based compensation	—	12	—	—	—	12
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss)
Net income	—	—	459	—	—	459
Unrealized gain on derivative instruments	—	—	—	330	—	330
Other	—	—	—	(14)	—	(14)

Total comprehensive income (loss)						775

Balance at December 31, 2010	$808	$1,183	$5,399	$(262)	$(891)	$6,237

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(In millions)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459	$99	$178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	628	616	599
Unrealized loss on fuel derivative instruments	139	14	206
Deferred income taxes	133	72	56
Amortization of deferred gains on sale and leaseback of aircraft	(14)	(12)	(12)
Changes in certain assets and liabilities:
Accounts and other receivables	(26)	40	71
Other current assets	(8)	(27)	(21)
Accounts payable and accrued liabilities	193	59	(98)
Air traffic liability	153	81	32
Cash collateral received from (provided to) fuel derivative counterparties	265	(90)	(2,240)
Other, net	(361)	133	(292)

Net cash provided by (used in) operating activities	1,561	985	(1,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(493)	(585)	(923)
Purchases of short-term investments	(5,624)	(6,106)	(5,886)
Proceeds from sales of short-term investments	4,852	5,120	5,831
Other, net	—	2	—

Net cash used in investing activities	(1,265)	(1,569)	(978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	455	1,000
Proceeds from credit line borrowing	—	83	91
Proceeds from revolving credit facility	—	—	400
Proceeds from sale leaseback transactions	—	381	173
Proceeds from Employee stock plans	55	20	117
Payments of long-term debt and capital lease obligations	(155)	(86)	(55)
Payments of revolving credit facility	—	(400)	—
Payment of credit line borrowing	(44)	(97)	—
Payments of cash dividends	(13)	(13)	(13)
Repurchase of common stock	—	—	(54)
Other, net	8	(13)	(5)

Net cash provided by (used in) financing activities	(149)	330	1,654

NET CHANGE IN CASH AND CASH EQUIVALENTS	147	(254)	(845)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,114	1,368	2,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,261	$1,114	$1,368

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest, net of amount capitalized	$135	$152	$100
Income taxes	$274	$5	$71

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies

Basis of Presentation

Southwest Airlines Co. (the “Company” or “Southwest”) is a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2009, the Company has reclassified $14 million in liabilities from Accounts payable to Accrued liabilities in order to conform to the current presentation. This reclassification had no impact on earnings or cash flows provided by operations.

Cash and cash equivalents

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less when purchased are classified as cash and cash equivalents, which primarily consist of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates market value.

As of December 31, 2010 and 2009, the Company had provided cash collateral deposits to its fuel hedge counterparties totaling $125 million and $330 million, respectively. As of December 31, 2010, the Company also held cash collateral deposits of $60 million from a counterparty. Cash collateral amounts provided or held associated with fuel derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Short-term and noncurrent investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government, money market funds, and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates cost. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as Proceeds from sales of short-term investments for the security relinquished, and Purchases of short-investments for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, if any, are recognized in Accumulated other comprehensive income (loss) (“AOCI”) in the accompanying Consolidated Balance Sheet. Realized net gains and losses on specific investments, if any, are reflected in Interest income in the accompanying Consolidated Statement of Income. Both unrealized and realized amounts associated with investments were immaterial for all years presented.

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2010, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2011. See Note 11 for further information. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled. The amount of allowance for doubtful accounts as of December 31, 2010, 2009, and 2008 was immaterial. In addition, the provision for doubtful accounts and write-offs for 2010, 2009, and 2008 were both immaterial.

Inventories

Inventories consist primarily of flight equipment expendable parts, materials, aircraft fuel, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2010, 2009, and 2008. In addition, the Company’s provision for obsolescence and write-offs for 2010, 2009, and 2008 were each immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft generally range from 10 to 15 percent and for ground property and equipment generally range from zero to 10 percent. See Note 3 for further information about a third quarter 2010 change in estimated residual values for the Company’s remaining fleet of owned 737-300 and 737-500 aircraft. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset and may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. If an asset is deemed to be impaired, an impairment loss is recorded for the excess of the asset book value in relation to its estimated fair value.

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company has “power-by-the-hour” agreements related to virtually all of its aircraft engines with an external service provider. Under these agreements, which the Company has determined effectively transfer the risk associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Intangible assets

Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport and take-off and landing slots at certain domestic slot-controlled airports. These assets have a combined cost basis of approximately $80 million, and are amortized on a straight-line basis over their expected useful lives, which are approximately 20 years for the rights to gates, and ranges from 12 to 18 years for the take-off and landing slots. The accumulated amortization related to these intangible assets at December 31, 2010, and 2009, was $19 million and $15 million, respectively. The Company periodically assesses its intangible assets for impairment; however, no impairments have been noted.

Revenue recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date (whether refundable or nonrefundable) can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has passed.

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

Frequent flyer program

The Company records a liability for the estimated incremental cost of providing free travel under its Rapid Rewards frequent flyer program for both fully earned and partially earned awards that are expected to be redeemed for future travel. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. See Note 3 for further discussion.

The Company also sells frequent flyer credits and related services to companies participating in its Rapid Rewards frequent flyer program. Funds received from the sale of flight segment credits are accounted for using the residual method. Under this method, the Company has determined the portion of funds received for sale of flight segment credits that relate to free travel, currently estimated at 83 percent of the amount received per flight segment credit sold as of December 31, 2010. These amounts are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the credits expire unused. The remainder of the amount received per flight segment credit sold (the residual), which is assumed not to be associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes on a monthly or quarterly basis, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This residual portion is recognized in Other revenue in the period earned, which the Company has determined is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2010, 2009, and 2008 was $202 million, $204 million, and $199 million, respectively, and was recorded as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee compensation

The Company has share-based compensation plans covering several of its Employee groups, including plans covering the Company’s Board of Directors and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation based on its grant date fair value. See Note 15.

Financial derivative instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, call spreads, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges. The Company has also entered into interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and one floating-rate debt issuance to a fixed-rate. These interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

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

For the effective portion of settled hedges, the Company records the associated gains or losses as a component of Fuel and oil expense in the Consolidated Statement of Income. For amounts representing ineffectiveness, as defined, or changes in fair value of derivative instruments for which hedge accounting is not applied, the Company records any gains or losses as a component of Other (gains) losses, net, in the Consolidated Statement of Income. Amounts that are paid or received associated with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) are classified as a component of Other (gains) losses, net, in the Consolidated Statement of Income in the period in which the instrument settles or expires. All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within Changes in certain assets and liabilities. See Note 10 for further information on hedge accounting and financial derivative instruments.

The Company classifies its cash collateral provided to or held from counterparties in a “net” presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 10 for further information.

Software capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which ranges from five to ten years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.

Income taxes

The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effect of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates. The Company also evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the Consolidated Statement of Income. Amounts recorded for penalties and interest related to uncertain tax positions were immaterial for all years presented.

Concentration risk

Approximately 82 percent of the Company’s Employees are unionized and are covered by collective bargaining agreements. Historically, the Company has managed this risk by maintaining positive relationships with its Employees and its Employee’s Representatives. The Company’s Stock Clerks, Aircraft Appearance Technicians, and Dispatchers are under agreements that have become amendable and are in discussions on new agreements. In addition, the Company’s Ramp, Operations, Provisioning, and Freight Agents are subject to agreements that become amendable during 2011, which represent approximately 18 percent of the Company’s Employees.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

To manage risk associated with financial derivative instruments held, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also has agreements with counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. Collateral deposits provided to or held from counterparties serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. See Note 10 for further information.

The Company currently operates an all-Boeing 737 fleet of aircraft. If the Company was unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing was unable or unwilling to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company is also dependent on a sole supplier for aircraft engines and would therefore also be materially adversely impacted in the event of a mechanical or regulatory issue associated with its engines. The Company considers its relationship with Boeing and other suppliers to be excellent and believes the advantages of operating a single fleet type currently outweigh the risks of such a strategy.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the partnerships, none of which currently extend beyond May 2017. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

2. Merger and Related Matters

On September 26, 2010, the Company, AirTran Holdings, Inc. (“AirTran”), and Guadalupe Holdings Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of AirTran by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub, a wholly owned subsidiary of the Company formed for the sole purpose of effecting the merger, will be merged with and into AirTran, with AirTran continuing as the surviving corporation and as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the effective time of the Merger, AirTran will merge with and into a wholly owned limited liability company subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, if the Merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest Airlines Co. common stock, which exchange ratio may be adjusted as discussed below, and $3.75 in cash, without interest. If the average closing price of Southwest common stock for the 20 consecutive trading day period ending on (and including) the third trading day prior to the closing of the Merger (the “Southwest Average Share Price”) is greater than $12.46, then the exchange ratio will be adjusted to equal $4.00 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, then, subject to the next sentence, the exchange ratio will be adjusted to equal $3.50 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, the Company must deliver, at its election, an additional amount of cash, an additional number (or fraction) of shares of Southwest common stock, or a combination of both, such that, after giving effect to such election, the aggregate value of the Merger consideration is equal to $7.25. The exchange ratio adjustment mechanism provides at least $7.25 in value and up to $7.75 in value (based on the Southwest Average Share Price) per share of AirTran common stock.

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

The Company and AirTran may mutually agree to terminate the Merger Agreement at any time prior to the effectiveness of the Merger. In addition, either party may terminate the Merger Agreement (i) if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties), (ii) if the approval of AirTran’s stockholders is not obtained, (iii) in connection with certain competing transactions, and (iv) for certain other reasons, as set forth in the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement in connection with a competing transaction, AirTran may be required to pay to the Company a termination fee of $39 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2010.

The Company is expected to incur substantial integration and transition expenses in connection with the Merger, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the Merger and likely will result in the Company taking significant charges against earnings following the completion of the Merger. The amount and timing of such charges are currently uncertain.

3. Accounting Changes And New Accounting Pronouncements

During third quarter 2010, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on recent sales of 737-300 aircraft previously in the Company’s fleet and expectations of future market conditions related to these aircraft, the Company reduced the residual values of these aircraft from approximately 15 percent of original cost to approximately 10 percent of original cost. This determination was made due to the lack of buyers for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has effectively “flooded” the market. As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft. The impact of this change for 2010 was an increase in depreciation expense of approximately $9 million, excluding the impact of profitsharing and income taxes ($4 million after the impact of profitsharing and taxes, resulting in no impact on reported net income per share, basic and diluted).

Effective January 1, 2010, the Company made a change in its accounting for frequent flyer benefits to begin accruing for partially earned frequent flyer awards as part of the Company’s incremental cost method of accounting for frequent flyer benefits. Under the terms of the Company’s current frequent flyer program, the term partial awards refers to credits earned by Customers for flights taken that in the aggregate total less than 16, the number required to earn an award for free travel. Previously, the Company only accrued for fully earned frequent flyer awards. Although the prior policy is an acceptable method under GAAP, the Company believes accruing for partially earned awards is preferable to its former method because it is a better representation of the Company’s liability since a portion of the partially earned awards will eventually turn into fully earned awards. Additionally, accruing for partially earned awards is more consistent with the Company’s accounting for fully earned awards, and it is consistent with the accounting policy used by other airlines that utilize the incremental cost approach to account for frequent flyer awards.

In accordance with accounting requirements associated with voluntary changes in accounting, the Company made a retrospective adjustment to its Consolidated Balance Sheet as of December 31, 2009, the earliest period presented, to apply the new method of accounting for frequent flyer benefits. In the Consolidated Statement of Stockholders’ Equity, this retrospective adjustment was made to Retained earnings as of December 31, 2007, the earliest period presented, as well as the balances as of December 31, 2008 and 2009. The Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows for 2009 and 2008 were not retrospectively adjusted as the impact of this change in accounting for frequent flyer benefits was immaterial. In addition, this elective change in accounting did not have a material impact on the Company’s earnings or cash flows for the year ended December 31, 2010. The adjustment from the change in accounting principle was as follows:

(i)	Accrued liabilities increased $19 million;

(ii)	Deferred income tax liability decreased $7 million; and

(iii)	Retained earnings decreased $12 million.

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue

Arrangements with Multiple Deliverables.” ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer credits to one of its business partners. Specifically, the Company applies the residual method, which is currently allowed, but which will be prohibited under ASU No. 2009-13. ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011; however, it will be effective only for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has been evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures. Based on the Company’s research to date, it does not believe the adoption of ASU No. 2009-13 will have a significant impact on its current accounting since the Company’s use of the residual value method is being applied to a single contract that was agreed to prior to June 15, 2010, and the Company does not believe the standard is applicable to the remainder of its operations; however, the Company does expect additional required disclosures due to the full adoption of the standard beginning in first quarter 2011.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this guidance in full beginning with the interim period ended March 31, 2010. See Note 11.

4. Commitments and Contingencies

Purchase and other commitments

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2010, the Company had the following contractual purchase commitments with Boeing for 737-700 and 737-800 aircraft deliveries:

	The Boeing Company
	-700 Firm		-800 Firm	Options	Purchase Rights	Previously Owned -700	Total	(In millions) Commitment*
2011	17		—	—	—	2	19	$594
2012	—		20	—	—	—	20	676
2013	19		—	6	—	—	25	701
2014	21		—	6	—	—	27	713
2015	14		—	1	—	—	15	552
2016	17		—	7	—	—	24	540
2017	—		—	17	—	—	17	—
Through 2021	—		—	—	98	—	98	—

Total	88	**	20	37	98	2	245	$3,776

*	Boeing only
**	The Company is evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2013 through 2016.

The Company has the option to substitute 737-600s or 737-800s for any of the 737-700s on order from Boeing. To substitute 737-600s, the Company must elect the option 18 months in advance, and to substitute

737-800s, the election must be made 12 months in advance. During 2010, the Company made the election to convert all of its 2012 firm orders from Boeing to 737-800s. For aircraft commitments with Boeing, the Company is required to make cash deposits towards the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas, and the Love Field Airport Modernization Corporation (or LFAMC, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

The PDA authorized reimbursement to the Company for certain early LFMP expenditures the Company would incur from April 25, 2008 until the issuance of bonds used to fund ongoing construction. On October 27, 2010, the LFAMC Board approved a Resolution establishing $100 million as the maximum amount of costs to be reimbursed to the Company for such early LFMP expenditures. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company was reimbursed approximately $80 million, which was the amount the Company had spent towards LFMP construction prior to the issuance of such bonds, including capitalized interest. The Company has guaranteed principal and interest payments on the bonds. It is currently expected that the total amount spent on the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds. Depending on funding needs and the timing of these funds from other sources, an additional tranche of bonds will likely be issued prior to the completion of the LFMP project.

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project on the Company’s balance sheet as the construction of the facility occurs. As of December 31, 2010, the Company had recorded construction cost incurred of $86 million as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its Consolidated Balance Sheet. Upon completion of the LFMP project, it is expected the Company would begin depreciating the assets over their estimated useful lives, and would reduce the corresponding liabilities primarily through the Company’s rental payments to the City of Dallas.

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

5. Accrued Liabilities

(In millions)	2010	2009
		(As adjusted-Note 3)
Retirement plans (Note 16)	$171	$46
Aircraft rentals	27	112
Vacation pay	200	190
Advances and deposits (Note 10)	33	32
Fuel derivative contracts	79	32
Workers compensation	142	130
Other	211	187

Accrued liabilities	$863	$729

6. Revolving Credit Facility and Short-Term Borrowing

The Company has a $600 million unsecured revolving credit facility which expires in October 2012. At the Company’s option, interest on the credit facility can be calculated on one of several different bases, consisting of a spread from designated base rates, including the Company’s credit default swap rate, the Federal Funds rate, the Prime Rate, and the London Interbank Offered (“LIBO”) Rate. The revolving credit facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined in the credit facility agreement. As of December 31, 2010, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

During 2008, as part of the Company’s agreement with a counterparty in which it had invested in auction rate security instruments, the Company received a loan that was secured by the auction rate security instruments from that counterparty. The balance of the loan was $75 million at December 31, 2009 and was classified as a component of Current maturities of long-term debt in the accompanying Consolidated Balance Sheet. The loan was repaid by the Company upon the sale of those auction rate security instruments during 2010. See Note 11 for further information on the auction rate security instruments.

7. Long-Term Debt

(In millions)	2010	2009
Credit line borrowing (Note 6)	$—	$75
10.5% Notes due 2011	404	397
French Credit Agreements due 2012	14	21
6.5% Notes due 2012	400	400
5.25% Notes due 2014	385	373
5.75% Notes due 2016	309	292
5.125% Notes due 2017	345	330
French Credit Agreements due 2018	73	81
Term Loan Agreement due 2019—6.64%	296	320
Term Loan Agreement due 2019—6.84%	115	124
Term Loan Agreement due 2020	522	554
Pass Through Certificates	428	450
7.375% Debentures due 2027	117	110
Capital leases (Note 8)	—	25

	3,408	3,552
Less current maturities	505	190
Less debt discount and issuance costs	28	37

	$2,875	$3,325

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company has borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal that began January 1, 2010. The loan bears interest at a fixed rate of 6.84 percent, and interest is payable semi-annually, which payments began on January 1, 2010. The Company used the proceeds from the term loan for general corporate purposes.

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal that began August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent, and interest is payable quarterly, which payments began on August 6, 2009. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.64 percent until maturity. The Company used the proceeds from the term loan for general corporate purposes, including the repayment of the Company’s revolving credit facility.

On December 30, 2008, the Company sold $400 million of secured notes due 2011 in a private placement. The notes will mature on December 15, 2011, and bear interest at a fixed rate of 10.5 percent per annum. Interest on the notes is payable semi-annually, which payments began on June 15, 2009. The notes are secured by a first priority perfected security interest in a specified pool of 17 Boeing 737-700 aircraft granted under a single mortgage. The notes cannot be called by the Company prior to stated maturity. However, they are subject to redemption at par in certain circumstances involving a casualty loss of an aircraft securing the notes. The notes contain conventional events of default and acceleration provisions, but have no financial covenants. The Company used the net proceeds from the sale of the notes for general corporate purposes, including using a portion of the proceeds to provide cash collateral for some of the Company’s fuel hedging arrangements. During fourth quarter 2009, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these secured notes to a floating rate until their maturity. See Note 10 for further information on the Company’s fuel hedging arrangements and on the interest rate swap agreement.

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are repayable quarterly in installments of principal, with the first payment made on August 9, 2008. The loans bear interest at the LIBO Rate (as defined in the term loan agreement) plus .95 percent, and interest is payable quarterly. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223 percent until maturity. The Company used the net proceeds from the term loan for general corporate purposes.

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

In fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it borrowed a total of $56 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimates that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 67 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, subject to certain conditions. The Company pledged two aircraft as collateral for the transactions.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $234 million at December 31, 2010.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.2 billion at December 31, 2010. In addition, the Company has pledged a total of up to 49 of its Boeing 737-700 aircraft as collateral in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2010, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) for the five-year period ending December 31, 2015, were $505 million in 2011, $493 million in 2012, $112 million in 2013, $461 million in 2014, $123 million in 2015, and $1.6 billion thereafter.

8. Leases

The Company had five and nine aircraft classified as capital leases at December 31, 2010 and 2009, respectively. The amounts applicable to these aircraft included in property and equipment were:

(In millions)	2010	2009
Flight equipment	$132	$168
Less accumulated depreciation	125	154

	$7	$14

During 2008 and 2009, the Company entered into sale and leaseback transactions with a third party aircraft lessor for the sale and leaseback of a total of 16 of the Company’s Boeing 737-700 aircraft, resulting in proceeds received of $173 million in 2008 and $381 million in 2009. These transactions resulted in deferred gains of approximately $21 million, which are being amortized over the terms of the respective leases, which range from 12 to 16 years. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements will be reset every six months based on changes in the six-month LIBO rate. The lease agreements contain standard termination events, including termination upon a breach of the Company’s obligations to make rental payments and upon any other material breach of the Company’s obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Total rental expense for operating leases, both aircraft and other, charged to operations in 2010, 2009, and 2008 was $631 million, $596 million, and $527 million, respectively. The majority of the Company’s terminal operations space, as well as 92 aircraft, were under operating leases at December 31, 2010. For aircraft leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. As of December 31, 2010, the Company had no remaining payments related to its aircraft on capital lease. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2010, were:

(In millions)	Operating leases
2011	$386
2012	414
2013	333
2014	285
2015	239
Thereafter	886

Total minimum lease payments	$2,543

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9. Early Retirement Offer

On April 16, 2009, the Company announced Freedom ‘09, a one-time voluntary early retirement program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service. The purpose of this voluntary initiative and other initiatives was to right-size headcount in conjunction with the Company’s decision to reduce its capacity by approximately five percent in 2009, and to reduce costs. Virtually all of the Company’s Employees hired before March 31, 2008, were eligible to participate in the program. Participants’ last day of work primarily fell between July 31, 2009, and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis. A total of 1,404 Employees elected to participate in Freedom ’09. The Company recorded total costs of approximately $66 million during the third quarter of 2009 upon acceptance of the retirement offer by Employees—all of which was reflected in salaries, wages, and benefits. The Company had no material remaining liability recorded for Freedom ’09 at December 31, 2010 versus a $24 million liability remaining at December 31, 2009.

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

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio. Generally, when the Company perceives that prices are lower than historical or expected future levels, the Company prefers to use fixed price swap agreements and purchased call options. However, at times when the Company perceives that purchased call options have become too expensive, it may use more collar structures and call spreads. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and does not consider whether the hedges qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. For 2010, the Company had fuel derivatives in place related to approximately 40 percent of its fuel consumption. As of December 31, 2010, the Company had fuel derivative instruments in place to provide coverage on a large portion of its 2011 estimated fuel consumption, excluding the impact of the AirTran acquisition, at varying price levels. The following table provides information about the Company’s volume of fuel hedging for the years 2011 through 2014 on an “economic” basis.

Period (by year)	Fuel hedged as of December 31, 2010 (gallons in millions)
2011	778
2012	887
2013	750
2014	700

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing the hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, are recorded in AOCI until the underlying jet fuel is consumed. See Note 13 for further information on AOCI. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other (gains) losses, net in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge, would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2010, 2009, or 2008.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has resulted, in increased volatility in the Company’s financial results. Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs.

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

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet location	Fair Value at 12/31/10	Fair Value at 12/31/09	Fair Value at 12/31/10	Fair Value at 12/31/09
Derivatives designated as hedges
Fuel derivative contracts*	Other current assets	$151	$—	$16	$—
Fuel derivative contracts*	Other assets	547	—	88	—
Fuel derivative contracts*	Accrued liabilities	122	122	18	4
Fuel derivative contracts*	Other noncurrent liabilities	71	225	9	10
Interest rate derivative contracts	Other assets	73	47	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	4	10

Total derivatives designated as hedges		$964	$394	$135	$24

Derivatives not designated as hedges
Fuel derivative contracts*	Other current assets	$164	$—	$284	$—
Fuel derivative contracts*	Other assets	212	—	304	—
Fuel derivative contracts*	Accrued liabilities	40	324	222	566
Fuel derivative contracts*	Other noncurrent liabilities	33	302	257	870

Total derivatives not designated as hedges		$449	$626	$1,067	$1,436

Total derivatives		$1,413	$1,020	$1,202	$1,460

* Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

(in millions)	Balance Sheet Location	December 31,
		2010	2009
Cash collateral deposits provided to counterparty—noncurrent	Offset against Other noncurrent liabilities	$125	$238
Cash collateral deposits provided to counterparty—current	Offset against Accrued liabilities	—	92
Cash collateral deposits held from counterparty—noncurrent	Offset against Other assets	60	—
Due to third parties for settled fuel contracts	Accrued liabilities	—	15
Receivable from third parties for settled fuel contracts	Accounts and other receivables	1	—
Net unrealized losses from fuel hedges, net of tax	Accumulated other comprehensive loss	250	580

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the years ended December 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships
	(Gain) Loss Recognized in AOCI on Derivatives (effective portion)				(Gain) Loss Reclassified from AOCI into Income (effective portion)(a)				(Gain) Loss Recognized in Income on Derivatives (ineffective portion)(b)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
(in millions)	2010		2009		2010		2009		2010	2009
Fuel derivative contracts	$(47	)*	$12	*	$283	*	$378	*	$(7)	$(91)
Interest rate derivatives	15	*	(27	)*	—		—		—	—

Total	$(32)		$(15)		$283		$378		$(7)	$(91)

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	(Gain) Loss Recognized in Income on Derivatives
	Year Ended December 31,		Location of (Gain) Loss Recognized in Income on Derivatives
(in millions)	2010	2009
Fuel derivative contracts	$(26)	$(117)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2010, 2009, and 2008, respectively, of $134 million, $148 million, and $69 million. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net in the Consolidated Statement of Income.

The fair values of derivative instruments, depending on the type of instrument, were determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Included in the Company’s total net unrealized losses from fuel hedges as of December 31, 2010, were approximately $112 million in unrealized losses, net of taxes, which are expected to be realized in earnings during 2011. In addition, as of December 31, 2010, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $61 million, net of taxes. These net losses were recognized in 2010 and prior periods, and are reflected in Retained earnings as of December 31, 2010, but the underlying derivative instruments will not expire/settle until 2011 or future periods.

Interest rate swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. The interest rate swap agreements accounted for as fair value hedges qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements accounted for as cash flow hedges, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with these hedges for all periods presented was immaterial. The following table contains the floating rates recognized during 2010, based on actual and forward rates at December 31, 2010, under the Company’s fixed-to-floating interest rate agreements:

Debt instrument	Fixed rate associated with debt instrument	Average floating rate recognized in 2010
$400 million Secured notes due 2011	10.5%	9.19%
$385 million Notes due 2012	6.5%	2.78%
$350 million Notes due 2014	5.25%	1.23%
$300 million Notes due 2016	5.75%	2.76%
$300 million Notes due 2017	5.125%	0.32%
$100 million Debentures due 2027	7.375%	2.40%

The Company has floating-to-fixed interest rate swap agreements associated with its $600 million floating-rate term loan agreement and its $332 million term loan agreement that are accounted for as cash flow hedges. These interest rate hedges have fixed the interest rate on the $600 million floating-rate term loan agreement at 5.223 percent until maturity, and for the $332 million term loan agreement at 6.64 percent until maturity. The ineffectiveness associated with these hedges for 2010 and 2009 was not material.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $73 million are classified as a component of Other assets with a corresponding adjustment to the carrying value of the long-term debt. Agreements totaling a net liability of $4 million are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s fair value hedges is to the carrying value of the long-term debt. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedge is to Accumulated other comprehensive income (loss). See Note 7.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date. These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2010, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2010, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C		D		E	Other		Total
Fair value of fuel derivatives	$114	$(238)	$(3)		$79		$189	$1	*	$142
Cash collateral held by CP	(60)	125	—		—		—	—		65
Aircraft collateral pledged to CP	—	113	—		—		—	—		113
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(75)		>(75)		>(75)
	or >(700)	or >(535)
Cash is received from CP	>40	>150	>200	***	>125	***	>250
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A		N/A		N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	**		**		**
	or >(700)	or >(535)
Cash is received from CP	**	**	**		**		**
Aircraft is pledged to CP	(300) to (700)	(125) to (535)	N/A		N/A		N/A

*	Sum of counterparties with fair value of fuel derivatives <$5M and no risk of the Company posting collateral.
**	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
***	Thresholds may vary based on changes in credit ratings within investment grade.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2010, no cash collateral had been provided to or received from counterparties associated with the Company’s interest rate derivatives. If the Company’s credit rating had been below investment grade as of December 31, 2010, it would have been required to provide $4 million in cash collateral to one counterparty based on its outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2010 were assets to the Company.

Applicable accounting provisions require an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments. The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s policy differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date). If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments. At December 31, 2010, the entire $125 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions has been netted against noncurrent fuel derivative instruments within Other noncurrent liabilities. The $60 million in cash collateral deposits held from counterparties at December 31, 2010 is netted against noncurrent fuel derivative instrument assets within Other assets in the Consolidated Balance Sheet. At December 31, 2009, of the $330 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $238 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $92 million was netted against current fuel derivative instruments within Accrued liabilities in the Consolidated Balance Sheet.

11. Fair Value Measurements

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and use significant judgment.

As of December 31, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, certificates of deposit are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 or 2009.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts. Because certain of the inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

All of the Company’s auction rate security instruments, totaling $93 million at December 31, 2010, are classified as available for sale securities and are reflected at fair value as a component of Other assets in the Consolidated Balance Sheet. At December 31, 2009, approximately $99 million of the Company’s auction rate security instruments were classified as available for sale securities and $75 million were classified as trading securities. In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these instruments continue to fail, and, therefore, the Company determines the fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value related to auction rate security instruments, as of December 31, 2010 and 2009, the Company had recorded a temporary unrealized decline in fair value as of each date of $17 million, with an offsetting entry to AOCI. The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are almost entirely backed by the U.S. Government. In addition, these auction rate securities represented an immaterial portion of the Company’s total cash, cash equivalent, and investment balance at December 31, 2010. The range of maturities for the Company’s auction rate securities are from 8 years to 37 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities, nor does it expect to be required to sell these securities before a recovery in their cost basis. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $353 million of these instruments at par value.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in millions)
Assets
Cash equivalents	$1,262	$1,261	$1	$—
Short-term investments:
Treasury bills	2,009	2,009	—	—
Certificates of deposit	267	—	267	—
Noncurrent investments (a)	93	—	—	93
Interest rate derivatives (see Note 10)	73	—	73	—
Fuel derivatives:
Swap contracts (b)	33	—	33	—
Option contracts (b)	233	—	—	233
Swap contracts (c)	286	—	286	—
Option contracts (c)	788	—	—	788
Other available-for-sale securities	39	34	—	5

Total assets	$5,083	$3,304	$660	$1,119

Liabilities
Fuel derivatives:
Swap contracts (b)	(387)	$—	$(387)	$—
Option contracts (b)	(119)	—	—	(119)
Swap contracts (c)	(476)	—	(476)	—
Option contracts (c)	(216)	—	—	(216)
Interest rate derivatives (see Note 10)	(4)	—	(4)	—

Total liabilities	$(1,202)	$—	$(867)	$(335)

(a)	Auction rate securities included in Other assets in the Consolidated Balance Sheet
(b)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 10.
(c)	In the Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 10.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in millions)
Assets
Cash equivalents	$1,114	$1,114	$—	$—
Short-term investments
Treasury bills	1,279	1,279	—	—
Certificates of deposit	125	—	125	—
Auction rate securities	75	—	—	75
Noncurrent investments (a)	99	—	—	99
Interest rate derivatives	47	—	47	—
Fuel derivatives (b)
Swap contracts	373	—	373	—
Option contracts	848	—	—	848
Other available-for-sale securities	38	30	—	8

Total assets	$3,998	$2,423	$545	$1,030

Liabilities
Fuel derivatives (b)
Swap contracts	$(990)	$—	$(990)	$—
Option contracts	(708)	—	—	(708)
Interest rate derivatives	(10)	—	(10)	—

Total liabilities	$(1,708)	$—	$(1,000)	$(708)

(a)	Auction rate securities included in Other assets in the Consolidated Balance Sheet.
(b)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties.

Investments in certificates of deposit have been reclassified from Level 1 to Level 2 in the above table as of December 31, 2009. There were no other transfers of assets or liabilities between any of the above levels during 2009 or 2010. The following table presents the Company’s activity for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Fuel Derivatives	Auction Rate Securities		Other Securities	Total
Balance at December 31, 2009	$140	$174		$8	$322
Total gains or (losses) (realized or unrealized)
Included in earnings	132	—		(3)	129
Included in other comprehensive income	68	—		—	68
Purchases	527	—		—	527
Sales	(172)	(81)		—	(253)
Settlements	(9)	—		—	(9)

Balance at December 31, 2010	$686	$93	(a)	$5	$784

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$142	$—		$—	$142

(a)	Included in Other assets in the Consolidated Balance Sheet.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Fuel Derivatives	Auction Rate Securities (a)	Other Securities	Total
Balance at December 31, 2008	$(864)	$200	$8	$(656)
Total gains or (losses) (realized or unrealized)
Included in earnings	858	—	—	858
Included in other comprehensive income	(56)	(6)	—	(62)
Purchases and settlements (net)	202	(20)	—	182

Balance at December 31, 2009	$140	$174 (b)	$8	$322

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$699	$—	$—	$699

(a)	Includes those classified as short-term investments and noncurrent investments.
(b)	Includes $75 million classified as trading securities.

All settlements from fuel derivative contracts that are deemed effective are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any ineffectiveness associated with hedges, including amounts that settled in the current period (realized) and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net. See Note 10 for further information on hedging.

Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the years ended December 31, 2010, and 2009.

The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2010 are contained in the below table. The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

(In millions)	Carrying value	Estimated fair value
10.5% Notes due 2011	$404	$436
French Credit Agreements due 2012	14	14
6.5% Notes due 2012	400	418
5.25% Notes due 2014	385	405
5.75% Notes due 2016	309	324
5.125% Notes due 2017	345	349
French Credit Agreements due 2017	73	73
Term Loan Agreement due 2019—6.64%	296	309
Term Loan Agreement due 2019—6.84%	115	123
Term Loan Agreement due 2020—5.223%	522	477
Pass Through Certificates due 2022	428	458
7.375% Debentures due 2027	117	122

12. Net Income Per Share

The following table sets forth the computation of net income per share, basic and diluted:

(In millions, except per share amounts)	2010	2009	2008
Net income	$459	$99	$178

Weighted-average shares outstanding, basic	746	741	735
Dilutive effect of Employee stock options	1	—	4

Adjusted weighted-average shares outstanding, diluted	747	741	739

Net income per share, basic	$.62	$.13	$.24

Net income per share, diluted	$.61	$.13	$.24

The Company has excluded 62 million, 79 million, and 82 million shares from its calculations of net income per share, diluted, in 2010, 2009, and 2008, respectively, as they represent antidilutive stock options for the respective periods presented.

13. Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and adjustments to recognize the funded status of the Company’s postretirement obligations. See Note 16 for further information on Employee retirement plans. The differences between Net income and Comprehensive income (loss) for these years are as follows:

(In millions)	2010	2009	2008
Net income	$459	$99	$178
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $205, $226 and ($1,358)	330	366	(2,166)
Unrealized gain/(loss) on interest rate rate swaps, net of deferred taxes of ($9), $17 and ($29)	(15)	27	(46)
Other, net of deferred taxes of $1, $8 and ($8)	1	13	(13)

Total other comprehensive income (loss)	316	406	(2,225)

Comprehensive income (loss)	$775	$505	$(2,047)

A rollforward of the amounts included in Accumulated other comprehensive income (loss), net of taxes for 2010, 2009, and 2008, is shown below:

(In millions)	Fuel hedge derivatives	Interest rate derivatives	Other	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(946)	$(46)	$8	$(984)
2009 changes in fair value	(12)	27	13	28
Reclassification to earnings	378	—	—	378

Balance at December 31, 2009	$(580)	$(19)	$21	$(578)

2010 changes in fair value	47	(15)	1	33
Reclassification to earnings	283	—	—	283

Balance at December 31, 2010	$(250)	$(34)	$22	$(262)

14. Common Stock

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. At December 31, 2010, the Company had 46 million shares of common stock reserved for issuance pursuant to Employee stock benefit plans (of which 25 million shares had not been granted) through various share-based compensation arrangements. See Note 15.

15. Stock Plans

Share-based compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, plans covering the Company’s Board of Directors, and plans related to employment contracts with the Chairman Emeritus of the Company. The Company accounts for share-based compensation utilizing fair value.

The Consolidated Statement of Income for the years ended December 31, 2010, 2009, and 2008 reflects share-based compensation expense of $12 million, $13 million, and $18 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2010, 2009, and 2008, was $1 million, $1 million, and $4 million, respectively. As of December 31, 2010, there was $21 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted stock units

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (2007 Equity Plan), it granted restricted stock units (RSUs) to Employees and members of its Board of Directors during 2010. The fair value of restricted stock units is based on the closing price of the common stock on the date of grant. Outstanding RSUs vest over three years, subject to the Employee’s continued employment. The Company recognizes expense on a straight-line basis over the vesting period. A remaining balance of up to 13 million RSUs or stock options may be issued from the 2007 Equity Plan. Aggregated information regarding the Company’s RSUs is summarized below:

	RESTRICTED STOCK UNITS
	Units (000)	Wtd. average Grant Date Fair Value
Outstanding December 31, 2009	—
Granted	997	$12.28
Exercised	—
Surrendered	(7)	12.28

Outstanding December 31, 2010	990	$12.28

Stock options

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering Employees and Board of Director members not subject to collective bargaining agreements (other Employee plans). None of the collective bargaining plans were required to be approved by shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of the collective bargaining plans. Options granted to Employees and Board of Director members through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included in other Employee plans have been approved by shareholders, except one plan covering non-management, non-contract Employees, which had options outstanding to purchase 2 million shares of the Company’s common stock as of December 31, 2010. The Company also has a shareholder-approved plan related to a past employment agreement with its Chairman Emeritus in which 501,000 stock options were outstanding as of December 31, 2010, all of which were fully vested. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

Vesting terms for the collective bargaining plans differ based on the grant made, and have ranged in length from immediate vesting to vesting periods in accordance with the period covered by the respective collective bargaining agreement. For other Employee plans, options vest and generally become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions, as defined.

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. For 2010, 2009, and 2008 stock option grants, the Company has consistently estimated expected volatility utilizing a ratio of two-thirds implied future volatility and one-third historical volatility as of the grant date. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans for the current and prior years, as well as the range of fair values and weighted-average fair value of options granted for 2010, 2009, and 2008:

	2010	2009	2008
Wtd-average risk-free interest rate	2.9%	4.9%	4.2%
Range of risk-free interest rates	2.73% - 3.04%	0.93% - 4.97%	0.9% - 5.13%
Wtd-average expected life of option (years)	6.0	5.9	5.1
Range of expected life of options (years)	6.0 - 6.0	1.0 - 6.0	1.0 - 6.0
Wtd-average expected stock volatility	33%	38%	25%
Range of expected stock volatilities	33% - 33%	36% - 38%	24% - 36%
Wtd-average expected dividend yield	0.11%	0.20%	0.11%
Range of expected dividend yields	0.11% - 0.11%	0.18% - 0.28%	0.10% - 0.20%
Wtd-average stock option fair value	$4.44	$3.03	$3.59
Range of stock option fair values	$4.40 - $4.46	$1.33 - $3.03	$1.69 - $4.04

Aggregated information regarding Company issued stock options is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2007	63,376	$13.93
Granted	505	12.71
Exercised	(5,933)	13.06
Surrendered	(2,536)	16.45

Outstanding December 31, 2008	55,412	$13.90
Granted	81	7.66
Exercised	(11)	8.25
Surrendered	(3,044)	16.29

Outstanding December 31, 2009	52,438	$13.75
Granted	14	11.98
Exercised	(2,676)	12.68
Surrendered	(18,381)	12.88

Outstanding December 31, 2010	31,395	$14.34	1.9	$3

Vested or expected to vest at December 31, 2010	31,393	$14.34	1.9	$3
Exercisable at December 31, 2010	31,295	$14.34	1.9	$3

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2007	28,527	$15.37
Granted	1,642	12.13
Exercised	(2,447)	10.64
Surrendered	(1,233)	16.05

Outstanding December 31, 2008	26,489	$15.57
Granted	1,824	6.75
Exercised	(570)	10.36
Surrendered	(1,999)	14.05

Outstanding December 31, 2009	25,744	$15.17
Granted	10	12.04
Exercised	(673)	9.55
Surrendered	(5,494)	15.72

Outstanding December 31, 2010	19,587	$15.22	3.8	$11

Vested or expected to vest at December 31, 2010	19,294	$15.22	3.8	$11
Exercisable at December 31, 2010	15,523	$15.86	3.4	$3

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2010, 2009, and 2008, was $4 million, $1 million, and $24 million, respectively. The total fair value of shares vesting during the years ended December 31, 2010, 2009, and 2008, was $10 million, $12 million, and $12 million, respectively.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by shareholders, the Company is authorized to issue up to a remaining balance of 7 million shares of Common Stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common Stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2010, 2009, and 2008, participants under the plan purchased 1.3 million shares, 2.2 million shares, and 1.3 million shares at average prices of $11.25, $6.78, and $11.29, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2010, 2009, and 2008, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.23, $0.75, and $1.25, respectively.

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

16. Employee Retirement Plans

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

Company contributions to all defined contribution plans expensed in 2010, 2009, and 2008, reflected as a component of Salaries, wages, and benefits, were $350 million, $203 million, and $243 million, respectively.

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

The following table shows the change in the Company’s accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2010 and 2009:

(In millions)	2010	2009
APBO at beginning of period	$86	$101
Service cost	16	10
Interest cost	4	4
Benefits paid	(7)	(2)
Actuarial gain	(8)	(27)

APBO at end of period	$91	$86

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the Company’s plan. A one-percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2010, would have the following effects:

(In millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$2	$(2)
Increase (decrease) in the APBO	$6	$(6)

The Company’s plans are unfunded, and benefits are paid as they become due. For 2010 and 2009, Company contributions to the plans were $7 million and $3 million, respectively. Estimated future benefit payments expected to be paid for each of the next five years are $6 million in 2011, $5 million in 2012, $7 million in 2013, $9 million in 2014, $12 million in 2015, and $95 million for the next five years thereafter.

The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plan to the Company’s accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2010 and 2009.

(In millions)	2010	2009
Funded status	$(91)	$(86)
Unrecognized net actuarial gain	(57)	(54)
Unrecognized prior service cost	2	2
Accumulated other comprehensive income	55	52

Cost recognized on Consolidated Balance Sheet	$(91)	$(86)

During 2009, the Company recorded a $29 million actuarial gain as a decrease to the recognized obligation with the offset to Accumulated other comprehensive income (loss), primarily as a result of changes in assumptions related to the estimated amount of unused sick time at retirement, estimated age of Employees at retirement, and a change in the expense attribution period for a specific Employee group.

The Company’s periodic postretirement benefit cost for the years ended December 31, 2010, 2009, and 2008, included the following:

(In millions)	2010	2009	2008
Service cost	$16	$10	$14
Interest cost	4	4	5
Amortization of prior service cost	—	1	2
Recognized actuarial gain	(5)	(7)	(3)

Net periodic postretirement benefit cost	$15	$8	$18

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plan. Actuarial gains are amortized utilizing the minimum amortization method. The Company used the following actuarial assumptions to account for its postretirement benefit plans at December 31:

	2010	2009	2008
Wtd-average discount rate	4.30%	4.80%	6.13%
Assumed healthcare cost trend rate (1)	7.50%	8.00%	8.00%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.5% for 2011, then decline gradually to 5% by 2024 and remain level thereafter.

The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

(In millions)	2010	2009
		(As adjusted- Note 3)
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,020	$2,893
Other	112	40

Total deferred tax liabilities	3,132	2,933
DEFERRED TAX ASSETS:
Fuel derivative instruments	194	343
Deferred gains from sale and leaseback of aircraft	49	55
Capital and operating leases	22	38
Accrued employee benefits	226	220
Stock-based compensation	42	86
State taxes	74	70
Business partner income	129	77
Net operating losses and credit carrybacks	3	56
Other	114	79

Total deferred tax assets	853	1,024

Net deferred tax liability	$2,279	$1,909

The provision for income taxes is composed of the following:

(In millions)	2010	2009	2008
CURRENT:
Federal	$198	$(24)	$23
State	19	(1)	10

Total current	217	(25)	33

DEFERRED:
Federal	61	79	80
State	8	11	(13)

Total deferred	69	90	67

	$286	$65	$100

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(In millions)	2010	2009	2008
Tax at statutory
U.S. tax rates	$261	$58	$97
Nondeductible items	8	5	10
State income taxes, net of federal benefit	18	6	(2)
Other, net	(1)	(4)	(5)

Total income tax provision	$286	$65	$100

During 2010, the Company established unrecognized tax benefits of approximately $4 million, the majority of which related to prior years’ tax positions. If recognized, the unrecognized tax benefits at December 31, 2010 would prospectively impact the Company’s effective tax rate. No reserves for uncertain income tax positions had been recorded based on the Company’s assessment of its tax positions as of December 31, 2009.

The Company has identified its federal tax return and its state tax returns in California and Texas as “major” tax jurisdictions, as defined. For the year 2010, the Company had tax net operating loss carry forwards of approximately $3 million from the State of California, which will expire in 2032. The only periods subject to examination for the Company’s federal tax returns are the 2007 through 2010 tax years. The periods subject to examination for the Company’s state tax returns in California and Texas are years 2006 through 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2010, the Company changed its method of accounting for partially earned frequent flyer awards on a retrospective basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2010 of Southwest Airlines Co. and our report dated February 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 7, 2011

QUARTERLY FINANCIAL DATA

(unaudited)

(In millions except per share amounts)	THREE MONTHS ENDED
	March 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$2,630	$3,168	$3,192	$3,114
Operating income (loss)	54	363	355	216
Income (loss) before income taxes	17	184	332	213
Net income (loss)	11	112	205	131
Net income (loss) per share, basic	.01	.15	.27	.18
Net income (loss) per share, diluted	.01	.15	.27	.18

	March 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$2,357	$2,616	$2,666	$2,712
Operating income (loss)	(50)	123	22	167
Income (loss) before income taxes	(107)	107	(20)	185
Net income (loss)	(91)	91	(16)	116
Net income (loss) per share, basic	(.12)	.12	(.02)	.16
Net income (loss) per share, diluted	(.12)	.12	(.02)	.16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.   There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	19,358,152	(1)	$14.48	(2)	20,062,047	(3)
Equity Compensation Plans not Approved by Security Holders	33,115,353		$14.44	(2)	5,371,142
Total	52,473,505		$14.45	(2)	25,433,189

*	As adjusted for stock splits.

(1)	Includes 18,368,082 shares of common stock issuable upon exercise of outstanding stock options and 990,070 restricted share units settleable in shares of the Company’s common stock. The options and the restricted share units were issued under the Company’s 2007 Equity Incentive Plan.
(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.
(3)	Of these shares, (i) 6,692,859 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 13,369,188 shares remained available for issuance under the Company’s Amended and Restated 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 900,000 shares may be granted in connection with awards of unrestricted shares of common stock and phantom shares. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

See Note 15 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, the number of shares of common stock subject to an outstanding option, and the number of restricted share units granted shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

     3. Exhibits:

2.1	Agreement and Plan of Merger among the Company, AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 67 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 68 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(c)	Supplemental Agreement No. 69 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(d)	Supplemental Agreement No. 70 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 19, 2010 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

10.26	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Bank, N.A. as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-7259)).

10.27	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Extension Labels Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.

(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
February 7, 2011
	By:	/s/ LAURA WRIGHT
Laura Wright
Senior Vice President Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 7, 2011, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ GARY C. KELLY Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)

/S/ LAURA WRIGHT Laura Wright	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

/S/ DAVID W. BIEGLER David W. Biegler	Director

/S/ DOUGLAS H. BROOKS Douglas H. Brooks	Director

/S/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director

/S/ JOHN G. DENISON John G. Denison	Director

/S/ TRAVIS C. JOHNSON Travis C. Johnson	Director

/S/ NANCY B. LOEFFLER Nancy B. Loeffler	Director

/S/ JOHN T. MONTFORD John T. Montford	Director

/S/ THOMAS M. NEALON Thomas M. Nealon	Director

/S/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director

INDEX TO THE EXHIBITS

2.1	Agreement and Plan of Merger among the Company, AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004 between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 67 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 68 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(c)	Supplemental Agreement No. 69 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(d)	Supplemental Agreement No. 70 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)).

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)).

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 19, 2010 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009 (File No. 1-7259)).

10.26	$600,000,000 Competitive Advance and Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Bank, N.A. as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009 (File No. 1-7259)).

10.27	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Extension Labels Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.