Form 10-Q
period 2011-03-31
SOUTHWEST AIRLINES CO
filed 2011-04-25
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Number of shares of Common Stock outstanding as of the close of business on April 20, 2011: 747,958,666

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010
Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$1,261
Short-term investments	2,426	2,277
Accounts and other receivables	282	195
Inventories of parts and supplies, at cost	320	243
Deferred income taxes	-	214
Prepaid expenses and other current assets	262	89
Total current assets	5,329	4,279

Property and equipment, at cost:
Flight equipment	14,090	13,991
Ground property and equipment	2,153	2,122
Deposits on flight equipment purchase contracts	172	230
	16,415	16,343
Less allowance for depreciation and amortization	5,919	5,765
	10,496	10,578
Other assets	589	606
	$16,414	$15,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$916	$739
Accrued liabilities	827	863
Air traffic liability	1,710	1,198
Current maturities of long-term debt	905	505
Total current liabilities	4,358	3,305

Long-term debt less current maturities	2,428	2,875
Deferred income taxes	2,496	2,493
Deferred gains from sale and leaseback of aircraft	85	88
Other non-current liabilities	460	465
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,186	1,183
Retained earnings	5,399	5,399
Accumulated other comprehensive income (loss)	79	(262)
Treasury stock, at cost	(885)	(891)
Total stockholders' equity	6,587	6,237
	$16,414	$15,463

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2011	2010

OPERATING REVENUES:
Passenger	$2,939	$2,495
Freight	31	30
Other	133	105
Total operating revenues	3,103	2,630

OPERATING EXPENSES:
Salaries, wages, and benefits	954	864
Fuel and oil	1,038	821
Maintenance materials and repairs	199	166
Aircraft rentals	46	47
Landing fees and other rentals	201	190
Depreciation and amortization	155	154
Other operating expenses	396	334
Total operating expenses	2,989	2,576

OPERATING INCOME	114	54

OTHER EXPENSES (INCOME):
Interest expense	43	41
Capitalized interest	(3)	(5)
Interest income	(3)	(3)
Other (gains) losses, net	59	4
Total other expenses	96	37

INCOME BEFORE INCOME TAXES	18	17
PROVISION FOR INCOME TAXES	13	6

NET INCOME	$5	$11

NET INCOME PER SHARE, BASIC	$0.01	$0.01

NET INCOME PER SHARE, DILUTED	$0.01	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	748	743
Diluted	749	744

Cash dividends declared per common share	$0.0045	$0.0045

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$11
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	155	154
Unrealized loss on fuel derivative instruments	10	21
Deferred income taxes	28	12
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	(87)	(67)
Other current assets	(92)	(18)
Accounts payable and accrued liabilities	238	(85)
Air traffic liability	512	356
Cash collateral received from fuel
derivative counterparties	29	5
Other, net	170	(13)
Net cash provided by operating activities	965	373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(57)	(139)
Purchases of short-term investments	(1,484)	(1,380)
Proceeds from sales of short-term investments	1,310	1,197
Net cash used in investing activities	(231)	(322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	4	12
Proceeds from termination of interest rate derivatives	76	-
Payments of long-term debt and capital lease obligations	(30)	(60)
Payments of cash dividends	(7)	(7)
Other, net	1	-
Net cash provided by (used in) financing activities	44	(55)

NET CHANGE IN CASH AND CASH EQUIVALENTS	778	(4)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,261	1,114

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,039	$1,110

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$34	$34
Income taxes	$-	$-

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. (the “Company” or “Southwest”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2011 and 2010 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  Financial results for the Company and airlines in general can be seasonal in nature.  In many years, the Company’s revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s results in certain fiscal periods.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2010.

2.    MERGER AND RELATED MATTERS

On September 26, 2010, the Company, AirTran Holdings, Inc. ("AirTran"), and Guadalupe Holdings Corp. ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the acquisition of AirTran by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub, a wholly owned subsidiary of the Company formed for the sole purpose of effecting the merger, will be merged with and into AirTran, with AirTran continuing as the surviving corporation and as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the effective time of the Merger, AirTran will merge with and into a wholly owned limited liability company subsidiary of the Company. The Company has announced that it expects the closing date of the merger to be May 2, 2011.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the AirTran stockholders, if the Merger is completed, each outstanding share of AirTran common stock will be converted into the right to receive 0.321 shares of Southwest Airlines Co. common stock, which exchange ratio may be adjusted as discussed below, and $3.75 in cash, without interest. If the average closing price of Southwest common stock for the 20 consecutive trading day period ending on (and including) the third trading day prior to the closing of the Merger (the "Southwest Average Share Price") is greater than $12.46, then the exchange ratio will be adjusted to equal $4.00 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, then, subject to the next sentence, the exchange ratio will be adjusted to equal $3.50 divided by the Southwest Average Share Price, rounded to the nearest thousandth. If the Southwest Average Share Price is less than $10.90, the Company must deliver, at its election, an additional amount of cash, an additional number (or fraction) of shares of Southwest common stock, or a combination of both, such that, after giving effect to such election, the aggregate value of the Merger consideration is equal to $7.25. The exchange ratio adjustment mechanism provides at least $7.25 in value and up to $7.75 in value (based on the Southwest Average Share Price) per share of AirTran common stock.

Completion of the Merger is subject to certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of any other material governmental consents and approvals required to consummate the Merger, (iii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iv) authorization of the listing on the New York Stock Exchange of the shares of Southwest common stock to be issued to AirTran stockholders pursuant to the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party's representations and warranties and the other party having performed in all material respects its obligations under the Merger Agreement.

The Company and AirTran may mutually agree to terminate the Merger Agreement at any time prior to the effectiveness of the Merger. In addition, either party may terminate the Merger Agreement (i) if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) or (ii) for certain other reasons, as set forth in the Merger Agreement.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2010.

The Company is expected to incur substantial integration and transition expenses in connection with the Merger, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of the expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, result in the Company taking significant charges against earnings following the completion of the Merger. The amount and timing of such charges are currently uncertain.

3.    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”)  No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.”  ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their relative selling prices.  The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer credits to business partners.  The Company applies the residual method, which is allowed with respect to the Company’s revenue arrangements in their current form, but which will be prohibited under ASU No. 2009-13 with respect to new and modified revenue arrangements.  ASU No. 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. Subsequent to adoption of ASU No. 2009-13, the Company has not entered into or materially modified any of its revenue arrangements, thus ASU No. 2009-13 currently has no impact on the Company. However, ASU No. 2009-13 could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company early adopted this ASU in full at the interim period ended March 31, 2010.  See Note 10.

4.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended
	March 31,
	2011	2010

NUMERATOR:
Net income	$5	$11

DENOMINATOR:
Weighted-average shares
outstanding, basic	748	743
Dilutive effect of Employee stock
options	1	1
Adjusted weighted-average shares
outstanding, diluted	749	744

NET INCOME PER SHARE:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Antidilutive stock options
excluded from calculations	47	75

5.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and typically uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For first quarter 2011, the Company had fuel derivatives in place related to approximately 40 percent of its fuel consumption.  As of March 31, 2011, the Company had fuel derivative instruments in place to provide coverage on a large portion of its remaining 2011 estimated fuel consumption at varying price levels.  The following table provides information about the Company’s volume of fuel hedging for 2011 (including first quarter actuals), as well as the years 2012 through 2014.

Fuel hedged as
of March 31, 2011
Period (by year)	(gallons in millions)
2011	626
2012	470
2013	554
2014	458

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6.  The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting.  Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other (gains) losses, net in the statement of operations in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2010 or first quarter 2011.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  See Note 5 for additional information.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
(in millions)	Location	03/31/11	12/31/10	03/31/11	12/31/10

Derivatives designated as hedges
Fuel derivative contracts (gross)*	Other current assets	$352	$151	$59	$16
Fuel derivative contracts (gross)*	Other Assets	868	547	128	88
Fuel derivative contracts (gross)*	Accrued liabilities	105	122	-	18
Fuel derivative contracts (gross)*	Other noncurrent liabilities	30	71	2	9
Interest rate derivative contracts	Other assets	23	73	-	-
Interest rate derivative contracts	Other noncurrent liabilities	12	-	45	4

Total derivatives designated as hedges		$1,390	$964	$234	$135

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Other current assets	$432	$164	$505	$284
Fuel derivative contracts (gross)*	Other assets	332	212	619	304
Fuel derivative contracts (gross)*	Accrued liabilities	16	40	233	222
Fuel derivative contracts (gross)*	Other noncurrent liabilities	9	33	142	257

Total derivatives not designated as hedges		$789	$449	$1,499	$1,067

Total derivatives		$2,179	$1,413	$1,733	$1,202

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	Location	2011	2010
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	noncurrent liabilities	$105	$125
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	119	-
Cash collateral deposits held from	Offset against Other
counterparty - noncurrent	Assets	141	60
Cash collateral deposits held from	Offset against Other
counterparty - current	Current Assets	47	-
Due to third parties for settled fuel contracts	Accrued liabilities	3	-
Receivable from third parties for settled	Accounts and other
fuel contracts	receivables	-	1
Net unrealized (gains) losses from fuel	Accumulated other
hedges, net of tax	comprehensive (gain) loss	(81)	250

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships
	(Gain) Loss				(Gain) Loss				(Gain) Loss
	Recognized in AOCI on				Reclassified from AOCI				Recognized in Income
	Derivatives (effective				into Income (effective				on Derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2011		2010		2011		2010		2011	2010
Fuel derivative
contracts	$(315)	*	$(16)	*	$16	*	$75	*	$34	$(4)
Interest rate
derivatives	(7)	*	1	*	-		-		-	-

Total	$(322)		$(15)		$16		$75		$34	$(4)

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives not in Cash Flow Hedging Relationships
	(Gain) Loss
	Recognized in Income on
	Derivatives
	Three months ended		Location of (Gain) Loss
	March 31,		Recognized in Income
(in millions)	2011	2010	on Derivatives
Fuel derivative contracts	$(5)	$(23)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during first quarter 2011 and first quarter 2010 of $31 million in each period.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Operations.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized gains from fuel hedges as of March 31, 2011, were approximately $19 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2011.  In addition, as of March 31, 2011, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $67 million, net of taxes.  These net losses were recognized in first quarter 2011 and prior periods, and are reflected in Retained earnings as of March 31, 2011, but the underlying derivative instruments will not expire/settle until second quarter 2011 or future periods.

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

In January 2011, the Company terminated the fixed-to-floating interest rate swap agreements related to its $350 million 5.25% senior unsecured notes due 2014 and its $300 million 5.125% senior unsecured notes due 2017. The effect of these terminations is basically that the interest associated with these debts prospectively revert back to their original fixed rates. As a result of the gains realized on these transactions, which will be amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates.

Credit risk and collateral

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At March 31, 2011, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2011, at which such postings are triggered:

Counterparty (CP)
(in millions)	A		B		C	D	E	Other(a)	Total
Fair value of fuel derivatives	$258		$(215)		$35	$134	$245	$(1)	$456
Cash collateral held from (by) CP	185		(224)		-	3	-	-	(36)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	0 to (300)		0 to (125)		>(75)	>(75)	>(75)
	or >(700)		or >(625)
Cash is received from CP	>40		>150		>200(c)	>125(c)	>250
Aircraft can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700	)(d)	(625	)(d)
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	0 to (300)		0 to (125)		(b)	(b)	(b)
	or >(700)		or >(625)
Cash is received from CP	(b)		(b)		(b)	(b)	(b)
Aircraft can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700)		(625)

(a) Sum of counterparties with fair value of fuel derivatives <$5 million and no risk of the Company posting collateral.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash or pledging aircraft as collateral. No aircraft were pledged as collateral as of March 31, 2011.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of March 31, 2011, no cash collateral had been provided to or received from counterparties associated with the Company’s interest rate derivatives.  If the Company’s credit rating had been below investment grade as of March 31, 2011, it would have been required to provide $34 million in cash collateral to one counterparty based on its outstanding net liability derivative position with that counterparty.  The outstanding interest rate net derivative positions with all other counterparties at March 31, 2011 were assets to the Company.

Applicable accounting provisions require an entity to select a policy of how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments.  Entities may either select a “net” or a “gross” presentation.  The Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s application of this policy differs depending on whether its derivative instruments are in a net asset position or a net liability position.  If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date).  If its fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder would be applied against the fair value of current outstanding derivative instruments.

6.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income for the three months ended March 31, 2011 and 2010, were as follows:

	Three months ended March 31,
(In millions)	2011	2010

Net income	$5	$11
Unrealized gain on fuel derivative instruments,
net of deferred taxes of $207 and $39	331	59
Unrealized gain (loss) on interest rate swaps,
net of deferred taxes of $4 and ($1)	7	(1)
Other, net of deferred taxes of $2 and $1	3	2
Total other comprehensive income	341	60

Comprehensive income	$346	$71

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2011:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2010	$(250)	$(34)	$22	$(262)
Changes in fair value	315	7	3	325
Reclassification to earnings	16	-	-	16
Balance at March 31, 2011	$81	$(27)	$25	$79

7.   ACCRUED LIABILITIES

	March 31,	December 31,
(In millions)	2011	2010

Retirement plans	$170	$171
Aircraft rentals	54	27
Vacation pay	203	200
Advances and deposits	31	33
Fuel derivative contracts	-	79
Workers compensation	144	142
Other	225	211
Accrued liabilities	$827	$863

8.    INCOME TAXES

The Company’s effective tax rate was approximately 72 percent for the three months ended March 31, 2011.  This high rate primarily was due to a $5 million charge as a result of an Internal Revenue Service (“IRS”) settlement agreed to in first quarter 2011 related to tax years 2007 through 2009.  Additionally, a tax law change during the quarter in the State of Illinois resulted in a $2 million charge in the period.  These charges together resulted in a decrease to earnings per share, diluted, of $.01.

9.    COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS.  The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any adjustments presented by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas, and the Love Field Airport Modernization Corporation (or “LFAMC”, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project.  Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.  Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds.  During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds.  Depending on funding needs and the timing of these funds from other sources, an additional tranche of bonds will likely be issued prior to the completion of the LFMP project.

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of March 31, 2011, the Company had recorded construction cost incurred of $102 million as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, it is expected the Company would begin depreciating the assets over their estimated useful lives, and would reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

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

As of March 31, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available.  This plan is a deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code.  This plan is funded through qualifying Employee contributions and it impacts the Company’s earnings through changes in the fair value of plan assets

All of the Company’s auction rate security instruments, totaling $93 million at March 31, 2011, are classified as available for sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company determines the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value related to auction rate security instruments as of March 31, 2011, the Company has recorded a temporary unrealized decline in fair value of $17 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government.  In addition, these auction rate securities represented an immaterial portion of the Company’s total cash, cash equivalent, and investment balance at March 31, 2011.  The range of maturities for the Company’s auction rate securities are from 8 years to 37 years.  Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $353 million of these instruments at par value.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,932	$1,932	$-	$-
Commercial paper	107	-	107
Short-term investments:
Treasury bills	2,150	2,150	-	-
Certificates of deposit	236	-	236	-
Commercial paper	40	-	40	-
Noncurrent investments (b)
Auction rate securities	93	-	-	93
Certificates of deposit	25	-	25	-
Interest rate derivatives (e)	35	-	35	-
Fuel derivatives:
Swap contracts (c)	42	-	42	-
Option contracts (c)	118	-	-	118
Swap contracts (d)	398	-	398	-
Option contracts (d)	1,586	-	-	1,586
Other available-for-sale securities	42	37	-	5
Total assets	$6,804	$4,119	$883	$1,802

Liabilities
Fuel derivatives:
Swap contracts (c)	$(315)	$-	$(315)	$-
Option contracts (c)	(62)	-	-	(62)
Swap contracts (d)	(770)	-	(770)	-
Option contracts (d)	(541)	-	-	(541)
Interest rate derivatives (see Note 5)	(45)	-	(45)	-
Total liabilities	$(1,733)	$-	$(1,130)	$(603)

(a)	Cash equivalents is primarily composed of money market investments and treasury bills.
(b)	Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(d)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from and provided to counterparties. See Note 5.
(e)	In the unaudited Condensed Consolidated Balance Sheet, $23 million is presented as a net asset and $12 million is netted against the total liability. See Note 5.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets	(in millions)
Cash equivalents	$1,262	$1,261	$1	$-
Short-term investments:
Treasury bills	2,009	2,009	-	-
Certificates of deposit	267	-	267	-
Noncurrent investments (a)	93	-	-	93
Interest rate derivatives	73	-	73	-
Fuel derivatives:
Swap contracts (b)	33	-	33	-
Option contracts (b)	233	-	-	233
Swap contracts (c)	286	-	286	-
Option contracts (c)	788	-	-	788
Other available-for-sale securities	39	34	-	5
Total assets	$5,083	$3,304	$660	$1,119

Liabilities
Fuel derivatives:
Swap contracts (b)	$(387)	$-	$(387)	$-
Option contracts (b)	(119)	-	-	(119)
Swap contracts (c)	(476)	-	(476)	-
Option contracts (c)	(216)	-	-	(216)
Interest rate derivatives	(4)	-	(4)	-
Total liabilities	$(1,202)	$-	$(867)	$(335)

(a)	Auction rate securities included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(b)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 5.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2011.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
	Fuel	Auction Rate		Other
(in millions)	Derivatives	Securities		Securities	Total
Balance at December 31, 2010	$686	$93		$5	$784
Total gains or (losses) (realized or unrealized)
Included in earnings	152	-		-	152
Included in other comprehensive income	493	-		-	493
Purchases (b)	51	-		-	51
Sales (b)	(233)	-		-	(233)
Settlements	(48)	-		-	(48)
Balance at March 31, 2011	$1,101	$93	(a)	$5	$1,199

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at March 31, 2011	$155	$-		$-	$155

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(b) Included in Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three months ended March 31, 2011 and 2010.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities) at March 31, 2011 are contained in the below table.  The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices.

	Carrying	Estimated fair
(In millions)	value	value
10.5% Notes due 2011	$403	$423
French Credit Agreements due 2012	14	14
6.5% Notes due 2012	397	414
5.25% Notes due 2014	350	375
5.75% Notes due 2016	306	331
5.125% Notes due 2017	300	314
French Credit Agreements due 2017	73	73
Term Loan Agreement due 2019 - 6.64%	289	301
Term Loan Agreement due 2019 - 6.84%	110	119
Term Loan Agreement due 2020 - 5.223%	513	471
Pass Through Certificates due 2022	420	458
7.375% Debentures due 2027	114	122

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant Southwest comparative operating statistics for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010	Change
Revenue passengers carried	21,115,115	19,976,835	5.7%
Enplaned passengers	25,599,118	23,694,464	8.0%
Revenue passenger miles (RPMs) (000s)	19,195,885	17,161,713	11.9%
Available seat miles (ASMs) (000s)	24,505,674	22,619,460	8.3%
Load factor(1)	78.3%	75.9%	2.4	pts
Average length of passenger haul (miles)	909	859	5.8%
Average aircraft stage length (miles)	656	633	3.6%
Trips flown	273,823	261,892	4.6%
Average passenger fare	$139.18	$124.90	11.4%
Passenger revenue yield per RPM (cents)	15.31	14.54	5.3%
Operating revenue per ASM (cents)	12.66	11.63	8.9%
Passenger revenue per ASM (cents)	11.99	11.03	8.7%
Operating expenses per ASM (cents)	12.20	11.39	7.1%
Operating expenses per ASM, excluding fuel (cents)	7.97	7.76	2.7%
Fuel costs per gallon, including fuel tax	$2.91	$2.49	16.9%
Fuel costs per gallon, including fuel tax, economic	$2.96	$2.34	26.5%
Fuel consumed, in gallons (millions)	356	329	8.2%
Active fulltime equivalent Employees	35,452	34,637	2.4%
Aircraft in service at period-end*	550	541	1.7%

* Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.
(1) Revenue passenger miles divided by available seat miles.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2011	2010	Change

Operating income, as reported	$114	$54
Add/(Deduct): Reclassification between Fuel
and oil and Other (gains) losses, net,
associated with current period settled contracts	(2)	(4)
Add/(Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	(17)	52
Add: Charge for AirTran integration costs, net (a)	15	-
Operating income, non-GAAP	$110	$102	7.8

Net income, as reported	$5	$11
Add/(Deduct): Mark-to-market impact from fuel
contracts settling in future periods	(3)	(27)
Add/(Deduct): Ineffectiveness from fuel hedges
settling in future periods	30	(4)
Add/(Deduct): Other net impact of fuel contracts
settling in the current or a prior period
(excluding reclassifications)	(17)	52
Income tax impact of fuel contracts	(4)	(8)
Add: Charge for AirTran integration costs, net (b)	9	-
Net income, non-GAAP	$20	$24	(16.7)

Net income per share, diluted, as reported	$0.01	$0.01
Add/(Deduct): Net impact to net income above
from fuel contracts divided by dilutive shares	-	0.02
Add: Impact of special items, net (b)	0.02	-
Net income per share, diluted, non-GAAP	$0.03	$0.03	-

Operating expenses per ASM (cents)	12.20	11.39
Deduct: Fuel expense divided by ASMs	(4.23)	(3.63)
Deduct: Impact of special items, net (a)	(0.06)	-
Operating expenses per ASM, non-GAAP,
excluding fuel (cents)	7.91	7.76	1.9

* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of profitsharing impact.
(b) Amounts net of profitsharing impact and taxes.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These GAAP financial statements include unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging.  As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. These economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include a first quarter 2011 charge of $17 million (before the impact of profitsharing and/or taxes) related to expenses associated with the Company's planned acquisition of AirTran.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in current or prior periods that did not include such items and as a basis for expecting operating results in future periods.  As a result of the Company’s anticipated acquisition of AirTran, which is expected to close on May 2, 2011, the Company expects to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the planned acquisition of AirTran.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 5 to the unaudited Condensed Consolidated Financial Statements and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Material Changes in Results of Operations

Summary of Results

The Company’s first quarter 2011 net income was $5 million, or $0.01 per share, diluted, compared to the Company’s first quarter 2010 net income of $11 million, or $0.01 per share, diluted.  On a non-GAAP basis, the Company’s first quarter 2011 net income was $20 million, or $0.03 per share, diluted, which was slightly lower than the Company’s first quarter 2010 net income of $24 million, or $0.03 per share, diluted, on a non-GAAP basis.  As a result of continued volatility in energy prices, the Company has focused on increasing revenues as a way to offset higher fuel and oil expense.  As a direct result of these efforts, the Company achieved first quarter records in both Passenger revenue yield and load factor. This allowed the Company to substantially overcome the 26.5 percent increase in economic fuel cost per gallon versus the same prior year period.

The Company’s GAAP results in both first quarter 2010 and 2011 included adjustments related to derivative contracts the Company utilizes in attempting to hedge against jet fuel price volatility.  These adjustments, which can be significant, as well as further information on the Company’s hedging activities and accounting associated with derivative instruments, are discussed further in Note 5 to the unaudited Condensed Consolidated Financial Statements.  In first quarter 2010, the net gains associated with fuel derivatives that were ineffective, as defined, or that did not qualify for special hedge accounting, totaled $31 million and were recorded in Other (gains) losses, net.  In first quarter 2011, these net losses totaled $27 million.  The Company’s operating income, which excludes the majority of the impact of these adjustments, increased 111.1 percent year-over-year.  The Company had operating income of $114 million in first quarter 2011 versus operating income of $54 million in first quarter 2010.  On a non-GAAP basis, the Company’s first quarter 2011 operating income was $110 million versus operating income of $102 million in first quarter 2010.  This year-over-year improvement primarily was driven by a better overall revenue performance, which outpaced the increase in fuel costs.

The Company’s first quarter 2011 operating expenses increased 16.0 percent versus first quarter 2010, approximately half of which was attributable to an increase in ASMs and the majority of the remainder of which was due to a higher fuel price per gallon.  For first quarter 2011, the Company’s average jet fuel cost per gallon (including related fuel taxes) increased 16.9 percent compared to first quarter 2010, inclusive of gains and/or losses from fuel contract settlements and related adjustments associated with hedge ineffectiveness.  Cash settlements associated with fuel hedging were $13 million paid to counterparties in first quarter 2011 versus cash settlements paid to counterparties of $44 million in first quarter 2010.  Higher market jet fuel prices, combined with the impact of these settlements in each year, resulted in a 26.5 percent year over year increase in the Company’s economic jet fuel price per gallon.  In addition, the Company experienced cost increases due to higher maintenance costs, higher wage rates, and other higher revenue-related costs.

During first quarter 2011, the Company continued to focus on growing revenues.  In March 2011, the Company launched its All-New Rapid Rewards® frequent flyer program and began service to three new domestic destinations.  Under the Company’s new frequent flyer program, members earn points for every dollar spent instead of credits for flight segments flown. The amount of points earned is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away).  Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased.  However, unlike the Company’s previous program, under the new program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period.  In addition, Rapid Rewards Credit Card members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights, Rapid Rewards Members also have the ability to purchase points.

The new frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members, and adds a new level of status, “A-List Preferred.”  Both A-List and A-List Preferred Members enjoy benefits such as priority checkin and security lane and ticket counter access, dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25% for A-List and 100% for A-List Preferred). In addition, A-List Preferred Members enjoy free Inflight WiFi on equipped flights.  The new program has been designed to drive more revenue by (i) bringing in new Customers—both frequent flyers as well as new holders of the Company’s co-branded Visa card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships.

In March 2011, the Company began service to Charleston, South Carolina, Greenville/Spartanburg, South Carolina, and the New York-New Jersey area through Newark’s Liberty International Airport.  The Company now serves 72 domestic destinations and provides service to 37 states.  The service to Newark is provided as a result of the Company’s acquisition of 18 pairs of takeoff and landing slots at that airport.  The Company currently offers seven daily nonstop flights each to Greenville/Spartanburg and Charleston, and eight daily nonstops to Newark.  In June, the Company expects to begin an additional ten nonstop flights to Newark.

The Company believes that its proposed acquisition of AirTran, discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, will position it to better respond to the economic and competitive challenges of the industry because:

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

•	would allow the Company to expand its presence in slot-controlled markets where the Company currently has little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;
•	would allow the Company to expand its service in other key domestic markets, including Boston and Baltimore and to add destinations to its route system;
•
based on the operations of the Company and AirTran at the time of their entry into the merger agreement, the addition of AirTran would increase the Company’s share of current domestic market share capacity (as measured by ASMs) from approximately 15 percent to 19 percent;

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

The Company believes the transaction has the potential to yield net annual synergies of more than $400 million by 2013.  Excluding one-time acquisition and integration costs estimated to be approximately $500 million, the transaction is also expected to be accretive to the Company’s fully-diluted earnings per share in the first twelve months following the close of the transaction and strongly accretive thereafter, upon full realization of the estimated net synergies.  In addition, the Company and AirTran are complementary, with little route overlap between the two carriers, and strategically, both carriers have an emphasis on outstanding Customer service, high quality low-cost operations, all-Boeing fleets, solid low-fare brands, and strong Employee cultures.

In first quarter 2011, the Company purchased two new 737-700 aircraft from Boeing that entered service and purchased an additional 737-700 that has not yet entered active service. The Company also leased two used 737-700s and placed those in service. The Company also retired two older 737-300s from active service, to bring the Company’s “active” fleet of 737s to 550 aircraft at March 31, 2011.  Overall, excluding the potential impact of the proposed AirTran acquisition, the Company currently expects to end 2011 with 558 aircraft and to fly approximately five to six percent more ASMs for full year 2011 compared to 2010.

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

Revenues

Consolidated operating revenues for first quarter 2011 increased by $473 million, or 18.0 percent, compared to first quarter 2010, primarily due to a $444 million, or 17.8 percent, increase in Passenger revenues.  The majority of the increase in Passenger revenues was attributable to an 11.4 percent increase in average fares.  The Company also recorded a 2.4 point increase in load factor (the percentage of seats filled, or RPMs, divided by ASMs) versus first quarter 2010. Each of these results was due to the Company’s focus on a number of revenue initiatives.  In addition to the fare increases the Company has been able to implement, other revenue management techniques have included continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns such as “Bags Fly Free” and “No Change Fees,” in which the Company differentiates its product and service from competitors that charge additional fees for a Customer’s first and second checked bag and/or certain other services.  In addition, the Company experienced an increase in the number of full-fare paying Customers as domestic economic conditions have improved versus first quarter 2010.

The Company has also benefited from increased usage of other of its ancillary product offerings such as:  (i) EarlyBird check-in, which allows Customers to automatically get an assigned boarding position before general check-in begins, (ii) unaccompanied minor travel (for which the Company began charging service fees in June 2009), and (iii) Pets Are Welcome on Southwest (PAWS).  In addition, the Company continues to explore and plan for other revenue-producing opportunities.  The Company began installing WiFi connectivity on its 737-700 fleet in third quarter 2010, with plans to continue installation on its remaining 737-700 fleet.  The Company believes these and other initiatives, along with its anticipated acquisition of AirTran, create substantial opportunities for future revenue growth.

The Company is encouraged by the sustained revenue momentum it carried through first quarter 2011, especially in what is typically a seasonally weaker travel period.  On a unit basis, first quarter Passenger revenues increased 8.7 percent year-over-year, compared to first quarter 2010. Based on bookings and revenue trends thus far and excluding the impact of the Company’s expected acquisition of AirTran, the Company expects another solid Passenger unit revenue improvement in second quarter 2011 versus the same prior year period.  With more difficult year-over-year passenger unit revenue comparisons in April, due to the late timing of the Easter/Passover Holiday, the Company currently expects April passenger unit revenues to be up in the six percent range compared to last year.  However, based on bookings in place and revenue trends thus far, the Company anticipates a stronger combined May and June year-over-year Passenger unit revenue growth.  In the event of continued volatility in energy prices, the Company expects it could have to continue to raise fares and enhance other revenue-earning opportunities in order to retain and/or grow its profitability.  However, there is no guarantee the Company’s attempt to increase fares will not result in a decrease in demand for domestic air travel.

Consolidated freight revenues for first quarter 2011 increased by $1 million, or 3.3 percent, compared to first quarter 2010, primarily as a result of higher average rates charged.  The Company expects a comparable year-over-year growth rate in consolidated freight revenues for second quarter 2011.  Other revenues increased by $28 million, or 26.7 percent compared to first quarter 2010.  Approximately 65 percent of this increase was as a result of higher revenues from initiatives such as the Company’s EarlyBird product and growth in the number of Customers paying service charges for unaccompanied minors and for pets.  The remainder of the increase in Other revenues primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card.  The Company expects Other revenues for second quarter 2011 to also exceed second quarter 2010, although at a lower rate than the year-over-year increase in first quarter 2011.

Operating expenses

Consolidated operating expenses for first quarter 2011 increased by $413 million, or 16.0 percent, compared to first quarter 2010, while capacity increased 8.3 percent.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following table presents the Company’s operating expenses per ASM for first quarter 2011 and first quarter 2010 followed by explanations of these changes on a per-ASM basis and/or on a dollar basis (in cents, except for percentages):

	Three months ended March 31,				Per ASM	Percent
	2011		2010		Change	Change

Salaries, wages, and benefits	3.89	¢	3.82	¢	0.07 ¢	1.8
Fuel and oil	4.23		3.63		0.60	16.5
Maintenance materials
and repairs	0.81		0.73		0.08	11.0
Aircraft rentals	0.19		0.21		(0.02)	(9.5)
Landing fees and other rentals	0.82		0.84		(0.02)	(2.4)
Depreciation	0.63		0.68		(0.05)	(7.4)
Other operating expenses	1.63		1.48		0.15	10.1

Total	12.20	¢	11.39	¢	0.81 ¢	7.1

Operating expenses per ASM (unit costs) for first quarter 2011 increased 7.1 percent compared to first quarter 2010.  On a dollar basis, operating expenses increased by $413 million for first quarter 2011 compared to first quarter 2010.  Approximately 75 percent of the increase in unit costs, and over 50 percent of the increase on a dollar basis, was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 16.9 percent to $2.91, including the impact of hedging activity.  Higher maintenance expense also contributed to the year-over-year increase in costs per ASM and on a dollar basis during first quarter 2011 primarily due to an increase in the number of heavy maintenance events incurred.  On a non-GAAP basis, the Company’s operating expenses per ASM, excluding fuel, increased 1.9 percent to  7.91 cents for first quarter 2011 compared to the same prior year period.  Based on current cost trends, the Company expects the year-over-year increase in its  second quarter 2011 nonfuel unit costs excluding special items and the impact of the Company’s expected acquisition of AirTran, will exceed  first quarter 2011’s year-over-year increase, largely due to advertising related to the launch of its All-New Rapid Rewards® program.

Salaries, wages, and benefits expense per ASM for first quarter 2011 increased 1.8 percent compared to first quarter 2010, and on a dollar basis increased by $90 million.  On a dollar basis, the majority of the year-over-year increase in Salaries, wages, and benefits was due to the increase in capacity and number of trips flown.  On a per-ASM basis the increase was approximately equally attributable to higher average wage rates for certain Employees and higher benefits costs, including matching contributions to the Company’s 401(k) plan and health care costs.  Based on current trends and excluding the impact of the Company’s expected acquisition of AirTran and any special charges that may be incurred as a result of such transaction, the Company expects second quarter 2011 Salaries, wages, and benefits expense per ASM to be comparable to the 3.71 cents per ASM experienced in second quarter 2010.

The Company’s Materials Specialists (formerly known as Stock Clerks), totaling approximately 170 Employees, are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”).  During first quarter 2011, the Company’s Materials Specialists ratified a new agreement that becomes amendable August 16, 2013.

Fuel and oil expense for the three months ended March 31, 2011 increased by $217 million, and on a per ASM basis increased 16.5 percent, both primarily due to a 16.9 percent increase in the Company’s fuel cost per gallon.  The Company had net hedging gains reflected in Fuel and oil expense totaling $6 million in first quarter 2011, while first quarter 2010 hedging losses recorded in Fuel and oil expense were $91 million.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of April 19, 2011, excluding the impact of the anticipated AirTran acquisition, the Company had derivative contracts in place related to second quarter 2011, full year 2011, and for the years 2012 through 2014 at the following levels:

Percent of estimated fuel consumption
covered by fuel derivative contracts
Average WTI* Crude Oil	Second Quarter	Full Year
Price per barrel	2011	2011

Up to $90	approx. 60%	approx. 65%
$90 to $95	approx. 45%	approx. 50%
$95 to $110	approx. 35%	approx. 30%
$110 to $120	approx. 35%	approx. 45%
Above $120	approx. 30%	approx. 40%

Percent of estimated fuel consumption
covered by fuel derivative contracts at
Full Year	varying crude-equivalent price levels

2011	approx. 30% (1)
2012	approx. 60% (2)
2013	over 50%
2014	over 40%

* West Texas Intermediate (WTI)

(1) Based on the current WTI forward curve as of April 19, 2011, the Company has approximately 30% of estimated 2011 fuel consumption covered at current market prices by fuel derivative contracts. If prices settle between $110 and $120 per barrel, the estimated 2011 fuel consumption covered by fuel derivative contracts increases to approximately 45%, and if prices settle above $120 per barrel, the coverage decreases to 40%.

(2) For 2012, the Company has approximately 60% of estimated fuel consumption covered by fuel derivative contracts up to a crude-equivalent price of $130 per barrel. If prices settle between $130 and $145 per barrel, the estimated fuel consumption covered by fuel derivative contracts decreases to approximately 30%, and if prices settle above $145 per barrel, the coverage decreases to less than 10%.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in Accumulated other comprehensive income (“AOCI”), and these amounts will be recognized in the Company’s Statement of Operations in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information) as well as the amount of deferred losses in AOCI at March 31, 2011, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at March 31,
Year	at March 31, 2011	2011 (net of tax)
2011	$77	$9
2012	132	35
2013	61	(22)
2014	186	59
Total	$456	$81

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Based on its fuel hedge portfolio and market prices (as of April 19, 2011), the Company estimates its economic fuel costs, including fuel taxes, for second quarter 2011 will be approximately $3.35 per gallon, excluding the impact of the Company’s expected acquisition of AirTran.  Assuming no changes to the Company’s current 2011 fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle in 2011, the Company is providing a sensitivity table for second quarter 2011 and full year 2011 jet fuel prices at different crude oil assumptions as of April 19, 2011, and for expected premium costs associated with settling contracts each period.

		Estimated difference in Southwest economic jet fuel price per gallon, above/(below) unhedged market prices, including taxes
Avg WTI crude oil
price per barrel		Second quarter 2011	Full year 2011
$85		$0.10	$0.08
$100		$(0.03)	$(0.01)
$109	*	$(0.04)	$(0.05)
$115		$(0.06)	$(0.05)
$130		$(0.16)	$(0.16)

Estimated premium costs**		$25 million	$118 million

* Based on the current actual forward WTI crude oil curve as of April 19, 2011.
** Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for the three months ended March 31, 2011, increased by $33 million on a dollar basis compared to first quarter 2010, and increased 11.0 percent on a per-ASM basis.  These increases primarily were attributable to higher airframe repairs expense associated with routine heavy maintenance checks.  The Company currently expects Maintenance materials and repairs per ASM for second quarter 2011 to be slightly below the .81 cents per ASM reported in first quarter 2011, based on currently scheduled airframe maintenance events and projected engine hours flown, and excluding any impact associated with the anticipated acquisition of AirTran.

Aircraft rentals per ASM for the three months ended March 31, 2011, decreased 9.5 percent compared to first quarter 2010, and, on a dollar basis, decreased by $1 million.  Both of these decreases primarily were due to the Company’s renegotiation of the lease agreements for several leased 737-300 aircraft at lower rates.  Approximately 17 percent of the Company’s aircraft fleet is currently accounted for as operating leases.  The Company currently expects Aircraft rentals per ASM for second quarter 2011 to be comparable to second quarter 2010’s .18 cents, excluding any impact associated with the anticipated acquisition of AirTran.

Landing fees and other rentals for the three months ended March 31, 2011, increased by $11 million on a dollar basis, but decreased 2.4 percent on a per ASM basis compared to first quarter 2010.  The majority of the dollar increase was due to the increase in number of trips flown versus the same prior year period.  The decline on a per-ASM basis primarily was due to credits received in first quarter 2011 as a result of airports’ audits of prior periods, which exceeded the credits received in first quarter 2010.  The Company currently expects Landing fees and other rentals in second quarter 2011 to increase slightly from second quarter 2010’s .81 cents per ASM, excluding any impact associated with the anticipated acquisition of AirTran.

Depreciation expense for the three months ended March 31, 2011, increased by $1 million on a dollar basis compared to first quarter 2010, but decreased 7.4 percent on a per-ASM basis.  On a dollar basis, the increase in Depreciation expense versus first quarter 2010 primarily was due to large projects that have been placed into service, such as the Company’s implementation of a new Enterprise Resource Planning system and other technology projects.  On a per-ASM basis, the decrease primarily was due to higher current year utilization of the Company’s owned fleet.  In first quarter 2010, the Company had slowed its ASM growth primarily through lower utilization of its aircraft, and in first quarter 2011 has increased aircraft utilization to generate a higher number of ASMs with roughly the same number of aircraft.  For second quarter 2011, the Company currently expects Depreciation expense per ASM to decrease slightly compared to second quarter 2010’s .61 cents, excluding any impact associated with the anticipated acquisition of AirTran.

Other operating expenses per ASM for the three months ended March 31, 2011, increased 10.1 percent and on a dollar basis, increased by $62 million.  On both a dollar and a per-ASM basis, approximately 30 percent of these increases was due to an increase in revenue-related costs (such as credit card processing fees) associated with the 17.8 percent increase in Passenger revenues.  In addition, over 25 percent of the increase on a dollar basis and more than 40 percent on a per-ASM basis was due to integration costs associated with the Company’s expected AirTran acquisition, and approximately 20 percent of the increase on both a dollar and a per-ASM basis was due to higher advertising expense, primarily as a result of the Company’s launch of the All-New Rapid Rewards program in first quarter 2011.  For second quarter 2011, the Company currently expects Other operating expenses per ASM to be approximately 1.55 cents, excluding any impact associated with the anticipated acquisition of AirTran.

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

Other

Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(In millions)	2011	2010
Mark-to-market impact from fuel contracts settling in future periods	$(3)	$(27)
Ineffectiveness from fuel hedges settling in future periods	30	(4)
Realized ineffectiveness and mark-to-market (gains) or losses	2	4
Premium cost of fuel contracts	31	31
Other	(1)	-
	$59	$4

The Company’s effective tax rate was approximately 72 percent in first quarter 2011 compared to 35 percent in first quarter 2010.  The higher rate in first quarter 2011 primarily was due to a $5 million charge as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a $2 million charge as a result of a State of Illinois tax law change.  The Company currently projects a full year 2011 effective tax rate of approximately 40 percent based on currently forecasted financial results excluding any impact associated with the anticipated acquisition of AirTran.

Liquidity and Capital Resources

Net cash provided by operating activities was $965 million for the three months ended March 31, 2011, compared to $373 million provided by operating activities in the same prior year period.  The operating cash flows for the first three months of 2011 were largely impacted by changes in Air traffic liability, Accounts payable, and Accrued liabilities.  For the first three months of 2011, there was a $512 million increase in Air traffic liability as a result of bookings for future travel, a net $238 million increase associated with higher balances in Accounts payable and Accrued liabilities, a $180 million increase as a result of proceeds received from the sale of fuel hedge derivative instruments, which is included in Other operating cash flows, and a $155 million increase in operating cash flow associated with depreciation and amortization expense.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s derivatives and hedging activities.  For the first three months of 2010, operating cash flows were primarily impacted by a $154 million increase in operating cash flow associated with Depreciation and amortization expense, and a $356 million increase in Air traffic liability.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash flows used in investing activities during the three months ended March 31, 2011, totaled $231 million compared to $322 million used in investing activities in the same prior year period.  Investing activities in both years primarily consisted of payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the three months ended March 31, 2011, the Company’s short-term and noncurrent investments increased by a net $174 million, versus an increase of $183 million during the same prior year period.

Net cash provided by financing activities during the three months ended March 31, 2011, was $44 million, compared to $55 million used in financing activities for the same period in 2010.  During the three months ended March 31, 2011, the Company repaid $30 million in debt and capital lease obligations that came due, and also received $76 million in proceeds from the termination of certain interest rate derivative instruments with two counterparties.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s interest rate derivative activities.  During the three months ended March 31, 2010, the Company repaid $60 million in debt and capital lease obligations that came due.

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

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily for future purchases of aircraft, payment of debt, and lease arrangements.  Through the first three months of 2011, the Company purchased two new 737-700 aircraft from Boeing that entered service and purchased an additional 737-700 that has not yet entered active service. The Company also leased two used 737-700s and placed those in service.  Excluding the impact of the anticipated acquisition of AirTran, the Company currently has 15 additional new 737-700 scheduled deliveries from Boeing for the remainder of 2011.   The Company also retired two of its older 737-300 aircraft from service during the first three months of 2011.  The Company currently plans to retire eight additional 737-300 aircraft from its current fleet during the remainder of 2011, which, excluding the impact of the anticipated acquisition of AirTran, would result in the Company ending the year with 558 aircraft.  As of March 31, 2011, the Company had the following scheduled 737-700 and 737-800 aircraft deliveries:

	The Boeing Company
	-700		-800		Purchase	Previously			(In millions)
	Firm		Firm	Options	Rights	Owned	Total		Commitment**
2011	18		-	-	-	2	20	*	521
2012	-		20	-	-	-	20		676
2013	19		-	6	-	-	25		701
2014	21		-	6	-	-	27		713
2015	14		-	1	-	-	15		552
2016	17		-	7	-	-	24		541
2017	-		-	17	-	-	17		-
Through 2021	-		-	-	98	-	98		-
Total	89	***	20	37	98	2	246		$3,704
* Includes five aircraft delivered through March 31, 2011.
** Boeing only
*** The Company is evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2013 through 2016.

The Company has the option to substitute 737-600s or 737-800s for any of the 737-700s on order from Boeing.  To substitute 737-600s, the Company must elect the option 18 months in advance, and to substitute 737-800s, the election must be made 12 months in advance.  During 2010, the Company made the election to convert all of its 2012 firm orders from Boeing to 737-800s.  For aircraft commitments with Boeing, the Company is required to make cash deposits towards the purchase of aircraft in advance.  These deposits are classified as Deposits on flight equipment purchase contracts in the unaudited Condensed Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight Equipment.

The following table details information on the active aircraft in the Company’s fleet that were in service as of March 31, 2011:

		Average	Number	Number	Number
737 Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

-300	137	19	169	102	67
-500	122	20	25	16	9
-700	137	7	356	333	23
TOTALS		11	550	451	99

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, a portion of the consideration to be paid by the Company in connection with its planned acquisition of AirTran will be in cash.  The Company intends to fund approximately $670 million in cash consideration to AirTran stockholders out of cash on hand upon closing of the acquisition, which is expected to occur on May 2, 2011.  The Company also expects to incur approximately $500 million in integration and closing costs associated with the acquisition, a portion of which are expected to be in 2011, and which are expected to be funded with cash.  The Company believes that its current liquidity position, including cash and short-term investments of $4.5 billion as of March 31, 2011, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $600 million, will enable it to fund the acquisition without adding significant further borrowings.  Additionally, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; the Company has long-term debt maturities of $400 million in December 2011, and $385 million in March 2012.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at March 31, 2011, of $4.5 billion, internally generated funds, and its $600 million revolving credit facility that expires in October 2012.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets and modest leverage, which should enable it to meet its funding requirements for the Merger, as well as its ongoing operating cash flow needs.  As of March 31, 2011, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

Fair value measurements

As discussed in Note 10 to the unaudited Condensed Consolidated Financial Statements, the Company utilizes accounting standards pertaining to fair value measurements in determining the fair value of certain assets and liabilities.  The Company has determined that it uses unobservable (Level 3) inputs in determining the fair value of its auction rate security investments, a portion of its fuel derivative contracts, which totaled a net asset of $1.1 billion, and $5 million in other investments, at March 31, 2011.

All of the Company’s auction rate security instruments are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  At March 31, 2011, these instruments totaled $93 million, and are classified as available for sale securities. In early 2008 and prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify the securities as Level 1.  However, due to events in credit markets beginning during first quarter 2008, the auction events for most of these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company determines the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008.

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

Cautionary Statement Regarding Forward-looking statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to (i) the Company’s expectations with respect to its anticipated acquisition of AirTran, including the anticipated costs and benefits associated with the acquisition; (ii) its strategic initiatives and related expectations with respect to its future results of operations; (iii) its growth plans, including fleet, route, and capacity plans; (iv) its financial outlook; (v) its expectations regarding liquidity, including anticipated needs for, and sources of, funds; (vi) its plans and expectations for managing risk associated with changing jet fuel prices; (vii) its assessment of market risks; and (viii) its plans and expectations related to legal proceedings. While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

(i)	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
(ii)	the impact of the economy on the demand for air travel and fluctuations in consumer demand generally for the Company’s services;
(iii)	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
(iv) (v) (vi) (vii) (viii) (ix)
actions of competitors, including, without limitation, pricing, scheduling, and capacity decisions, and consolidation and alliance activities;
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
the possibility that the Company’s anticipated acquisition of AirTran is delayed or does not close;
the Company’s ability to successfully integrate AirTran’s business and realize the expected synergies from the transaction;

(x)	the impact of governmental legislation and regulation on the Company’s operations, fuel hedging strategies, and costs; and
(xi)
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission that includes a proxy statement of AirTran that also constitutes a prospectus of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At March 31, 2011, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was an asset of $456 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of March 31, 2011, the Company had four counterparties in which the derivatives held were a net asset, totaling $672 million and two counterparties in which the derivatives held were a net liability, totaling $216 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At March 31, 2011, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or is posted by the Company if the value of derivatives is a liability to the Company.

At March 31, 2011, of the $188 million in cash collateral deposits held by the Company, $141 million has been netted against the noncurrent fuel derivative assets from that counterparty within Other assets in the Consolidated Balance Sheet and $47 million was netted against current fuel derivative instruments within Other current assets. At March 31, 2011, of the $224 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $105 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $119 million was netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet.  No aircraft were pledged as collateral at March 31, 2011. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of March 31, 2011, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $437 million in cash collateral to its current counterparties. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various purported class action lawsuits have been filed by stockholders of AirTran that challenge the proposed acquisition of AirTran by the Company.

On September 28, 2010, Frederick Leonelli filed a purported class action lawsuit (the “Leonelli complaint”) on behalf of himself and similarly situated AirTran stockholders in the First Judicial District Court of the State of Nevada for Carson City against AirTran, Robert L. Fornaro, AirTran’s Chairman, President and Chief Executive Officer, Arne G. Haak, AirTran’s Senior Vice President of Finance, Treasurer and Chief Financial Officer, each member of the AirTran board of directors, the Company, and Guadalupe Holdings Corp. (“Merger Sub”). The Leonelli complaint generally alleges that the consideration to be received by AirTran’s stockholders in the merger is unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement. The Leonelli complaint further alleges that AirTran, the Company, and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Leonelli complaint seeks injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. On the same day, Frank Frohman filed a second purported AirTran shareholder class action lawsuit (the “Frohman complaint”) in the same court and against the same defendants (other than Mr. Haak) as the Leonelli complaint. The allegations in the Frohman complaint, as well as the relief requested, are generally the same as those set forth in the Leonelli complaint. The Frohman complaint was consolidated into the Leonelli complaint on December 9, 2010. On December 14, 2010, plaintiffs filed a consolidated complaint (the “Leonelli consolidated complaint”) asserting the same claims and requesting the same relief against the same defendants (other than Mr. Haak). The Leonelli consolidated complaint also included new allegations, as part of its breach of fiduciary duty claim, that the individual AirTran defendants caused the Company to file a Form S-4 Registration Statement with the SEC on November 19, 2010 which omitted or misrepresented material information regarding the merger. AirTran and the individual AirTran defendants filed a motion to dismiss the Leonelli consolidated complaint on January 7, 2011, which was joined by the Company and Merger Sub on the same day.

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

On January 18, 2011, William Nesbit filed another purported AirTran shareholder class action lawsuit again in the United States District Court for the District of Nevada against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations and claims set forth in the Nesbit lawsuit, as well as the relief requested, were generally the same as those set forth in the Church federal complaint. On February 9, 2011, Defendants filed a Motion to Stay the Nesbit lawsuit in deference to the earlier filed Leonelli and Church complaints.  On March 31, 2011, the assigned magistrate issued a Report and Recommendation recommending that Defendants’ Motion be granted and the Nesbit action stayed.  Nesbit filed a Motion to Reconsider the Report and Recommendation on April 11, 2011.  Both the Report and Recommendation and Motion to Reconsider remain pending.

While the Company believes that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (“MOU”) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus sent to AirTran stockholders soliciting approval of the merger. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery, and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 71 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2	Supplemental Agreement No. 72 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

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

SOUTHWEST AIRLINES CO.

April 22, 2011	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 71 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2	Supplemental Agreement No. 72 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.