Form 10-Q
period 2011-06-30
SOUTHWEST AIRLINES CO
filed 2011-08-05
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of shares of Common Stock outstanding as of the close of business on August 3, 2011: 803,997,967

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2011 and 2010 Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,595	$1,261
Short-term investments	2,779	2,277
Accounts and other receivables	389	195
Inventories of parts and supplies, at cost	394	243
Deferred income taxes	-	214
Prepaid expenses and other current assets	264	89
Total current assets	5,421	4,279

Property and equipment, at cost:
Flight equipment	15,255	13,991
Ground property and equipment	2,286	2,122
Deposits on flight equipment purchase contracts	226	230
	17,767	16,343
Less allowance for depreciation and amortization	6,046	5,765
	11,721	10,578
Goodwill	971	-
Other assets	832	606
	$18,945	$15,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,049	$739
Accrued liabilities	1,130	863
Air traffic liability	2,149	1,198
Current maturities of long-term debt	990	505
Total current liabilities	5,318	3,305

Long-term debt less current maturities	3,242	2,875
Deferred income taxes	2,263	2,493
Deferred gains from sale and leaseback of aircraft	82	88
Other non-current liabilities	838	465
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,219	1,183
Retained earnings	5,398	5,399
Accumulated other comprehensive loss	(107)	(262)
Treasury stock, at cost	(116)	(891)
Total stockholders' equity	7,202	6,237
	$18,945	$15,463

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES:
Passenger	$3,876	$3,016	$6,814	$5,511
Freight	36	33	67	63
Other	224	119	357	224
Total operating revenues	4,136	3,168	7,238	5,798

OPERATING EXPENSES:
Salaries, wages, and benefits	1,125	946	2,078	1,810
Fuel and oil	1,527	933	2,565	1,754
Maintenance materials and repairs	246	194	444	360
Aircraft rentals	79	45	125	92
Landing fees and other rentals	247	206	448	396
Depreciation and amortization	176	154	332	308
Acquisition and integration	58	-	75	-
Other operating expenses	471	327	850	661
Total operating expenses	3,929	2,805	6,917	5,381

OPERATING INCOME	207	363	321	417

OTHER EXPENSES (INCOME):
Interest expense	51	42	94	83
Capitalized interest	(2)	(5)	(5)	(10)
Interest income	(4)	(4)	(7)	(6)
Other (gains) losses, net	(113)	146	(54)	150
Total other expenses (income)	(68)	179	28	217

INCOME BEFORE INCOME TAXES	275	184	293	200
PROVISION FOR INCOME TAXES	114	72	127	77

NET INCOME	$161	$112	$166	$123

NET INCOME PER SHARE, BASIC	$0.21	$0.15	$0.22	$0.17

NET INCOME PER SHARE, DILUTED	$0.21	$0.15	$0.22	$0.17

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	780	745	764	744
Diluted	787	746	765	745

Cash dividends declared per common share	$0.0045	$0.0045	$0.0090	$0.0090

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161	$112	$166	$123
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	176	154	332	308
Unrealized (gain) loss on fuel derivative instruments	(129)	166	(119)	187
Deferred income taxes	95	63	123	75
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(3)	(7)	(7)
Changes in certain assets and liabilities (excluding the effects of acquired business):
Accounts and other receivables	(21)	(42)	(107)	(108)
Other current assets	(46)	5	(138)	(14)
Accounts payable and accrued liabilities	67	279	305	195
Air traffic liability	64	86	576	442
Cash collateral received from (provided to) fuel
derivative counterparties	(49)	130	(20)	135
Other, net	(78)	(410)	91	(423)
Net cash provided by operating activities	237	540	1,202	913

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	(35)	-	(35)	-
Payments for purchase of property and equipment, net	(215)	(159)	(272)	(298)
Purchases of short-term investments	(1,779)	(1,800)	(3,263)	(3,180)
Proceeds from sales of short-term investments	1,440	1,349	2,750	2,546
Net cash used in investing activities	(589)	(610)	(820)	(932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	27	23	31	35
Proceeds from termination of interest rate
derivative instrument	-	-	76	-
Payments of long-term debt and capital lease obligations	(32)	(25)	(62)	(85)
Payments of convertible debt	(81)	-	(81)	-
Payment of credit line borrowing	-	(44)	-	(44)
Payments of cash dividends	(3)	(3)	(10)	(10)
Other, net	(3)	(2)	(2)	(2)
Net cash used in financing activities	(92)	(51)	(48)	(106)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(444)	(121)	334	(125)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,039	1,110	1,261	1,114

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,595	$989	$1,595	$989

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$48	$33	$82	$68
Income taxes	$4	$39	$5	$39

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Fair value of equity consideration given to acquire AirTran	$523	$-	$523	$-
Fair value of common stock issued for conversion of debt	$78	$-	$78	$-

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company” or “Southwest”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2011 and 2010 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  Financial results for the Company and airlines in general can be seasonal in nature.  In many years, the Company’s revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s financial results.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2010.

2.  AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.
On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for Southwest Airlines Co. (“Southwest Airlines”) common stock and cash. Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft (B717) and Boeing 737-700 aircraft (B737), throughout the United States and to selected international locations. Approximately half of AirTran Airways’ flights originate or terminate at its largest hub in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. The Company believes the acquisition of AirTran positions it to respond better to the economic and competitive challenges of the industry because, among other reasons: (i) it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company previously did not serve, (ii) it expands the Company’s presence in slot-controlled markets  (New York LaGuardia/Ronald Reagan Washington National Airport), and (iii) it provides access to near-international leisure markets in the Caribbean and Mexico.

1

The accompanying unaudited Condensed Consolidated Financial Statements include the results of operations and cash flows for AirTran beginning on May 2, 2011, through June 30, 2011. AirTran will be integrated into the Company’s operations and will not be considered a separate segment for financial reporting purposes. In addition, as a result of the manner in which the acquisition and related transactions were structured, AirTran’s public debt is now a direct obligation of Southwest Airlines, which eliminates the subsequent need for reporting of stand-alone AirTran financial results.  Total operating revenue of $540 million and a Net loss of $27 million are attributable to AirTran and are included in the Company’s unaudited Condensed Consolidated Statement of Operations for both the three and six month periods ended June 30, 2011. These amounts exclude the effects of amortization of intangible assets and liabilities created as a result of the acquisition and certain acquisition-related expenses incurred by the Company. These amounts include $14 million (net of taxes) in certain acquisition-related expenses incurred by AirTran.

Equity transaction
Each share of AirTran Holdings common stock was exchanged for $3.75 in cash and 0.321 shares of Southwest Airlines common stock. The common stock consideration was based on the average of the Southwest Airlines closing common stock price for the 20 trading days ending April 27, 2011, which was $11.90. The transaction valued AirTran Holdings common stock at approximately $7.57 per share, or $1.0 billion in the aggregate. Stockholders of AirTran Holdings, including those holding restricted stock awards, received approximately 44 million shares of Southwest Airlines common stock, which represented approximately 5.6 percent of the Southwest Airlines common shares outstanding. Additionally, holders of AirTran Holdings equity received cash of $518 million, including $7 million in cash for the fair value of AirTran stock options and performance share units. Including existing AirTran debt (including convertible notes outstanding at the acquisition date) and capitalized aircraft operating leases, the total transaction value was approximately $3.2 billion. Subsequent to the acquisition date, a portion of the convertible notes previously held by AirTran note holders were either converted or called by the Company for an aggregate of approximately seven million shares of the Company's common stock and $81 million in cash. The equity transaction did not contain any contingent consideration arrangements.

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings. For the three and six month periods ended June 30, 2011, the Company incurred consolidated acquisition-related costs of $58 million and $75 million, respectively, primarily consisting of financial advisory fees and consulting, severance, and technology costs. In the Company’s unaudited Condensed Consolidated Statement of Operations, these costs are classified as Acquisition and integration expenses.

Tax matters
AirTran experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the acquisition. Section 382 of the Code imposes an annual limitation on the amount of taxable income generated subsequent to the ownership change that may be offset with Federal net operating loss carryforwards (“NOLs”) of the corporation incurred before the ownership change. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change. The Company currently expects the ownership change resulting from the AirTran acquisition will not significantly limit its ability to use AirTran’s net operating loss and alternative minimum tax credit carryforwards in the carryforward period.

As of the acquisition date, AirTran had NOLs of $542 million, which expire between 2017 and 2029, available to offset future taxable income, resulting in a deferred tax asset of $190 million, which represents the expected tax benefit of the NOLs. The Company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods.

Recording of assets acquired and liabilities assumed
The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. The Company expects to finalize these amounts prior to December 31, 2011. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in millions)	May 2, 2011
Assets
Cash and cash equivalents	$477
Restricted cash	6
Other current assets	237
Operating property and equipment	1,151
Goodwill	971
Other identified intangibles	132
Deferred income taxes	150
Other noncurrent assets	45
Liabilities
Long-term debt and capital leases, including current portion	(1,121)
Air traffic liability	(353)
Other liabilities assumed	(654)
Net assets acquired	$1,041

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of AirTran’s aircraft and operating leases. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as industry pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The fair value of AirTran’s frequent flyer program liability was estimated based on the weighted average equivalent ticket value of outstanding frequent flyer credits that were expected to be redeemed as of May 2, 2011. The income approach was primarily used to value intangible assets, including customer relationships and marketing agreements, noncompete agreements with certain AirTran executives, the AirTran trademark and trade name, and certain domestic airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Intangible assets
Identifiable intangibles were created as a result of the acquisition of AirTran, which will be amortized as follows:

•	Customer Relationships: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the customer relationships are expected to provide.

•	Trademarks/Trade names: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the assets are expected to provide.

•	Domestic Slots: Straight-line amortization for owned slots based on the applicable estimated useful life. Straight-line amortization for leased slots over the applicable lease term.

•	Internally developed software: Straight-line amortization over the expected useful life of the software.

•	Non-compete agreements: Straight-line amortization over the expected life of the applicable contract.

The identifiable intangibles created as a result of the acquisition have been amortized from the acquisition date. Estimated aggregate amortization expense for the remainder of 2011 and the five succeeding years and thereafter is as follows: 2011 – $26 million, 2012 – $22 million, 2013 – $16 million, 2014 – $12 million, 2015 – $10 million, 2016 – $7 million, 2017 and thereafter - $39 million. The following table is a summary of the fair value estimates of the acquired identifiable intangible assets, weighted-average useful lives, and balance of accumulated amortization as of June 30, 2011:

	Estimated
	fair value of	Weighted-average	Accumulated
	asset/(liability)	useful life	amortization
	(in millions)	(in years)	(in millions)
Customer relationships/marketing agreements	$46	4	$3
Trademarks/trade names	36	3	2
Domestic Slots	43	24	-
Internally developed software	2	2	-
Noncompete agreements	5	2	-
Total	$132	10	$5

Leasehold Interest
Lease fair value adjustments for operating leases were created as a result of the acquisition of AirTran. The fair value adjustments represent the net present value of the differences between contractual lease rates and the fair market lease rates for similar leased assets at the acquisition date. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. As of June 30, 2011, the lease fair value adjustments are classified within Other assets and Other non-current liabilities in the amounts of $2 million and $376 million, respectively. The lease fair value adjustments are amortized on a straight-line basis to aircraft rent expense over the individual applicable remaining lease terms, resulting in recognition of rent as if the Company had entered into the leases at market rates at the acquisition date. Estimated aggregate amortization income (reduction of expense) for the remainder of 2011 and the five succeeding years and thereafter is as follows: 2011 - $26 million, 2012 - $39 million, 2013 - $39 million, 2014 - $39 million, 2015 - $39 million, 2016 - $39 million, 2017 and thereafter - $155 million. Accumulated amortization as of June 30, 2011, was immaterial for the leasehold interest asset and $6 million for the leasehold interest liability. The weighted-average useful life for the leasehold interest asset is 9 years and for the leasehold interest liability is 10 years, for a total weighted-average leasehold useful life of 10 years.

Goodwill
Goodwill in the amount of $971 million was recorded for the acquisition of AirTran. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of AirTran includes:
•	The expected synergies and other benefits that are expected to result from combining the operations of AirTran with the operations of the Company; and
•	Any intangible assets that do not qualify for separate recognition such as the AirTran trained and assembled workforce.

The recorded amounts for assets and liabilities are provisional and subject to change. However, the Company does not expect that any future adjustments will be material. The following items are subject to change:
•	Amounts for intangibles, the fair value of specific executory contracts, and deferred income taxes and liabilities, pending finalization of valuation efforts; and
•	The purchase price allocable to goodwill, as a result of changes to the aforementioned items.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations.

Pro forma impact of the acquisition
The unaudited pro forma results presented below include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. The pro forma results include the amortization associated with estimates (certain of which are preliminary) for the acquired intangible assets, fair value adjustments for deferred revenue, favorable/unfavorable leasehold interests, property and equipment, and long-term debt. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010.

	Three months		Six months
	ended June 30,		ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Total operating revenues	$4,402	3,868	$8,171	7,105
Net income	160	109	163	109
Net income per share, basic	0.20	0.14	0.21	0.14
Net income per share, diluted	0.20	0.14	0.21	0.14

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On December 29, 2010, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when a business combination occurs, the company must only disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures under Topic 805, Business Combinations, formerly Statement of Financial Accounting Standards No. 141(R), to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

Because the Company acquired AirTran on May 2, 2011, the Company implemented this ASU for the interim period ended June 30, 2011. The Company has prepared pro forma disclosures to include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. There are no non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. See Note 2.

On May 12, 2011, the FASB ratified ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. For the Company, this ASU will first take effect for the first quarter ending March 31, 2012. Early adoption is not permissible, and this ASU must be applied prospectively.

On June 16, 2011, the FASB ratified ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU must be applied retrospectively and early adoption is permitted. The Company will adopt this ASU for the interim period ending March 31, 2012.

4.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

NUMERATOR:
Net income	$161	$112	$166	$123
Incremental income effect of
interest on 5.25% convertible notes	1	-	-	-
Net income after assumed conversion	$162	$112	$166	$123

DENOMINATOR:
Weighted average shares
outstanding, basic	780	745	764	744
Dilutive effect of Employee stock
awards	1	-	1	-
Dilutive effect of 5.25% convertible notes	6	1	-	1
Adjusted weighted-average shares
outstanding, diluted	787	746	765	745

NET INCOME PER SHARE:
Basic	$0.21	$0.15	$0.22	$0.17

Diluted	$0.21	$0.15	$0.22	$0.17

Antidilutive stock options
excluded from calculations	49	72	48	74

5.  FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate crude oil (“WTI”), Brent crude oil (“Brent”), and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For second quarter 2011, the Company had fuel derivatives in place related to approximately 36 percent of its fuel consumption.  As of June 30, 2011, the Company had fuel derivative instruments in place to provide coverage on a large portion of its remaining 2011 estimated fuel consumption at varying WTI price levels.  The following table provides information about the Company’s (inclusive of fuel derivative instruments acquired from Air Tran – See Note 2) volume of fuel hedging for the remainder of 2011, as well as the years 2012 through 2015.

Fuel hedged as
of June 30, 2011
Period (by year)	(gallons in millions)
Second half 2011	629
2012	1,297
2013	919
2014	622
2015	239

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting.  Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other (gains) losses, net in the statement of operations in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2010 or during the six months ended June 30, 2011.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	06/30/11	12/31/10	06/30/11	12/31/10

Derivatives designated as hedges
Fuel derivative contracts (gross)*	Other current assets	$226	$151	$19	$16
Fuel derivative contracts (gross)*	Other assets	794	547	102	88
Fuel derivative contracts (gross)*	Accrued liabilities	56	122	1	18
Fuel derivative contracts (gross)*	Other noncurrent liabilities	20	71	2	9
Interest rate derivative contracts	Other current assets	2	73	-	-
Interest rate derivative contracts	Other assets	32	-	-	-
Interest rate derivative contracts	Accrued liabilities	-	-	5	-
Interest rate derivative contracts	Other noncurrent liabilities	-	-	75	4

Total derivatives designated as hedges		$1,130	$964	$204	$135

Derivatives not designated as hedges
Fuel derivative contracts (gross)*	Other current assets	$317	$164	$359	$284
Fuel derivative contracts (gross)*	Other assets	279	212	583	304
Fuel derivative contracts (gross)*	Accrued liabilities	1	40	165	222
Fuel derivative contracts (gross)*	Other noncurrent liabilities	9	33	104	257

Total derivatives not designated as hedges		$606	$449	$1,211	$1,067

Total derivatives		$1,736	$1,413	$1,415	$1,202

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	June 30,	December 31,
(in millions)	location	2011	2010
Cash collateral deposits provided	Offset against Other
to counterparty - noncurrent	noncurrent liabilities	$86	$125
Cash collateral deposits provided	Offset against Accrued
to counterparty - current	liabilities	109	-
Cash collateral deposits held from	Offset against Other
counterparty - noncurrent	assets	75	60
Cash collateral deposits held from	Offset against Other
counterparty - current	current assets	35	-
Receivable from third parties for settled	Accounts and other
fuel contracts	receivables	5	1
Net unrealized (gains) losses from fuel	Accumulated other
hedges, net of tax	comprehensive (gain) loss	97	250

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010:

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				Recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2011		2010		2011		2010		2011	2010

Fuel derivative
contracts	$196	*	$172	*	$18	*	$74	*	$8	$58
Interest rate
derivatives	11	*	21	*	-		-		-	-

Total	$207		$193		$18		$74		$8	$58

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2011		2010		2011		2010		2011	2010

Fuel derivative
contracts	$(119	)*	$188	*	$34	*	$149	*	$42	$54
Interest rate
derivatives	4	*	22	*	-		-		-	-

Total		$(115)	$210		$34		$149		$42	$54

* Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2011	2010	on derivatives

Fuel derivative contracts	$(150)	$57	Other (gains) losses, net

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2011	2010	on derivatives

Fuel derivative contracts	$(155)	$34	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2011 and 2010 of $26 million and $30 million, respectively, and the six months ended June 30, 2011 and 2010 of $57 million and $61 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Operations.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s total net unrealized losses from fuel hedges as of June 30, 2011, were approximately $87 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2011.  In addition, as of June 30, 2011, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $26 million, net of taxes.  These net gains were recognized in second quarter 2011 and prior periods, and are reflected in Retained earnings as of June 30, 2011, but the underlying derivative instruments will not expire/settle until third quarter 2011 or future periods.

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

 AirTran has also entered into a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, the Company pays fixed rates between 4.34 percent and 6.435 percent and receives either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. The notional amount of outstanding debt related to interest-rate swaps as of June 30, 2011 was $462 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At June 30, 2011, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2011, at which such postings are triggered:

Counterparty (CP)
	A		B		C	D	E	Other(a)	Total
(in millions)
Fair value of fuel derivatives	$213		$(186)		$15	$102	$204	$19	$367
Cash collateral held from (by) CP	110		(195)		-	-	-	-	(85)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	0 to (300)		0 to (125)		>(50)	>(75)	>(50)
	or >(700)		or >(625)
Cash is received from CP	>40		>150		>200(c)	>125(c)	>250
Aircraft can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700	)(d)	(625	)(d)
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	0 to (300)		0 to (125)		(b)	(b)	(b)
	or >(700)		or >(625)
Cash is received from CP	(b)		(b)		(b)	(b)	(b)
Aircraft can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700)		(625)

(a) Individual counterparties with fair value of fuel derivatives <$15 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash or pledging aircraft as collateral. No aircraft were pledged as collateral as of June 30, 2011.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of June 30, 2011, $31 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty.  In addition, based on interest rate swaps entered into by AirTran, $21 million in collateral had been set aside as restricted cash and $6 million had been provided to a counterparty at June 30, 2011, as a result of net liability derivative positions with those counterparties. See Note 7. The outstanding interest rate net derivative positions with all other counterparties at June 30, 2011, were assets to the Company.

In the accompanying unaudited Condensed Consolidated Balance Sheet, the Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s application of this policy differs depending on whether its derivative instruments are in a net asset position or a net liability position.  If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date).  If the Company’s fuel derivative instruments are in a net liability position with a counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments, that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010, were as follows:

	Three months ended June 30,
(In millions)	2011	2010

Net income	$161	$112
Unrealized (loss) on fuel derivative instruments,
net of deferred taxes of ($111) and ($61)	(178)	(98)
Unrealized (loss) on interest rate swaps,
net of deferred taxes of ($7) and ($13)	(11)	(21)
Other, net of deferred taxes of $2 and ($2)	3	(4)
Total other comprehensive loss	(186)	(123)

Comprehensive loss	$(25)	$(11)

	Six months ended June 30,
(In millions)	2011	2010

Net income	$166	$123
Unrealized gain/(loss) on fuel derivative instruments,
net of deferred taxes of $96 and ($24)	153	(39)
Unrealized (loss) on interest rate swaps,
net of deferred taxes of ($3) and ($14)	(4)	(22)
Other, net of deferred taxes of $4 and ($1)	6	(2)
Total other comprehensive income (loss)	155	(63)

Comprehensive income	$321	$60

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2011:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at March 31, 2011	$81	$(27)	$25	$79
Changes in fair value	(196)	(11)	3	(204)
Reclassification to earnings	18	-	-	18
Balance at June 30, 2011	$(97)	$(38)	$28	$(107)

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2010	$(250)	$(34)	$22	$(262)
Changes in fair value	119	(4)	6	121
Reclassification to earnings	34	-	-	34
Balance at June 30, 2011	$(97)	(38)	28	$(107)

7.  OTHER ASSETS AND LIABILITIES

	June 30,	December 31,
(In millions)	2011	2010

Fuel derivatives contracts	$312	$307
Intangible assets	184	60
Non-current investments	89	97
Restricted cash	67	-
Maintenance deposits	60	-
Other	120	142
Other assets	$832	$606

	June 30,	December 31,
(In millions)	2011	2010

Retirement plans	$203	$171
Aircraft rentals	100	27
Vacation pay	235	200
Advances and deposits	32	33
Fuel derivative contracts	5	79
Workers compensation	151	142
Deferred taxes	102	-
Other	302	211
Accrued liabilities	$1,130	$863

	June 30,	December 31,
(In millions)	2011	2010

Postretirement obligation	$98	$91
Non-current leasehold interest	337	-
Construction obligation	130	86
Other	273	288
Other non-current liabilities	$838	$465

8.  AIRTRAN LONG-TERM DEBT

As discussed in Note 2, in connection with the acquisition of AirTran, the Company became the holder of $1.1 billion of debt previously issued by AirTran Holdings.  Subsequent to the acquisition date, holders of all of the approximately $70 million (par value) in 5.5% convertible notes due 2015 converted such securities receiving $73 million in cash and 6.2 million Southwest Airlines common shares. All of the approximately $5 million (par value) of 7.0% convertible notes due 2023 were called by Southwest and fully repaid with cash. In addition, the Company terminated AirTran’s $100 million combined revolving credit and letter of credit facility.  As of June 30, 2011, the following debt remained outstanding (in millions):

(In millions)	June 30, 2011
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2020, 1.90 percent
weighted-average interest rate as of June 30, 2011	$631
Fixed-rate aircraft notes payable through 2018, 7.02 percent
weighted-average interest rate as of June 30, 2011	45

Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent
weighted-average interest rate as of June 30, 2011	78
5.25% convertible senior notes due 2016	120
Total long-term debt	874
Less current maturities of long-term debt	(67)
Long-term debt less current maturities	$807

As discussed further in Note 5, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of June 30, 2011, aggregate principal maturities of AirTran debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) were $43 million for the remainder of 2011, $69 million in 2012, $79 million in 2013, $77 million in 2014, $91 million in 2015, $188 million in 2016, and $331 million thereafter.

At June 30, 2011, the net book value of the assets pledged as collateral for the AirTran B737 and B717 aircraft notes payable, primarily aircraft and engines, was $911 million.

B737 Aircraft purchase financing facilities
For purposes of financing the future acquisition of B737 aircraft from Boeing, AirTran has previously entered into aircraft purchase financing facilities.  As of June 30, 2011, a total of 30 aircraft were financed under these debt facilities, and AirTran has debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery in 2012.

As of June 30, 2011, 27 B737 aircraft were financed under floating rate facilities.  Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months as applicable. As of June 30, 2011, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities with the exception of two aircraft loans. Under the aircraft loans for such two aircraft, the right to prepay without penalty commences on the second or third anniversary of the date such loans were made. The notes mature in years 2016 to 2020.

As of June 30, 2011, three B737 aircraft were financed under a fixed rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. Payments of principal and interest under the notes are payable semi-annually.  The remaining debt outstanding may be prepaid without penalty. The notes mature in years 2016 to 2018.

Fixed rate B717 aircraft notes payable
As of June 30, 2011, eight B717 aircraft were pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs). Principal and interest payments on the EETCs are due semiannually through April 2017.

5.25% Convertible senior notes
In October 2009, AirTran completed a public offering of $115 million of convertible senior notes due in 2016.  The net proceeds from the offering were used for general corporate purposes.  Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1.  As a result of the acquisition, the 5.25% convertible senior notes are convertible into AirTran conversion units of 164.042 per $1,000 in principal amount of such notes. This is equal to shares of Southwest Airlines common stock at a conversion rate of 52.6575 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their 5.25% convertible senior notes into shares of common stock at their option at any time. The 5.25% convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the 5.25% convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the 5.25% convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option is required to be separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Southwest Airlines common stock price, was performed for the debt with and without the equity to measure the equity component. The conversion option estimated at $35 million meets the definition of a “significant premium” and has thus been reclassified as permanent equity during second quarter 2011. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes.

The dilutive effect of the shares that would be issued if the convertible notes were converted is included in the Company’s dilutive net income per share calculation, unless such conversion would be considered antidilutive. See Note 4.

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

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities.  Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas, and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project.  Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014.  Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

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

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of June 30, 2011, the Company had recorded construction cost incurred of $130 million as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, it is expected the Company would begin depreciating the assets over their estimated useful lives, and would reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

Restricted Cash
As of June 30, 2011, the Company had a restricted cash balance of $67 million, which is classified as a component of other assets. See Note 7. Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, derivative financial instruments, and cash escrowed for future interest payments.

Unsecured Revolving Credit Facility
On April 28, 2011, the Company entered into a new $800 million unsecured revolving credit facility expiring in April 2016 and terminated its previous facility, which would have expired in October 2012.  Other than an increased borrowing capacity, this new facility is substantially the same as the previous facility.  At the Company’s option, interest on the new facility can be calculated on one of several different bases.  The new facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined.  As of June 30, 2011, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

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

As of June 30, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, restricted cash, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government and restricted cash.  See Note 9.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments, totaling $84 million at June 30, 2011, are classified as available for sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company determines the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value related to auction rate security instruments as of June 30, 2011, the Company has recorded a temporary unrealized decline in fair value of $12 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 7 years to 36 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $367 million of these instruments at par value.

The Company remains in discussions with its remaining counterparties to determine whether mutually agreeable decisions can be reached regarding the effective repurchase of its remaining auction rate securities.  The Company continues to earn interest on its outstanding auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous temporary write-downs, would be recorded to AOCI. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings as appropriate.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair value measurements at reporting date using
		Quoted prices in		Significant
		active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,407	$1,407	$-	$-
Commercial paper	135	-	135	-
Certificates of deposit	53	-	53	-
Short-term investments:
Treasury bills	2,404	2,404	-	-
Certificates of deposit	291	-	291	-
Commercial paper	84	-	84	-
Noncurrent investments (b)
Auction rate securities	84	-	-	84
Certificates of deposit	25	-	25	-
Restricted Cash	67	67	-	-
Interest rate derivatives (see Note 5)	34	-	34	-
Fuel derivatives:
Swap contracts (d)	283	-	283	-
Option contracts (d)	1,333	-	-	1,333
Swap contracts (c)	20	-	20	-
Option contracts (c)	66	-	-	66
Other available-for-sale securities	5	-	-	5
Total assets	$6,291	$3,878	$925	$1,488

Liabilities
Fuel derivatives:
Swap contracts (d)	$(572)	$-	$(572)	$-
Option contracts (d)	(491)	-	-	(491)
Swap contracts (c)	(211)	-	(211)	-
Option contracts (c)	(61)	-	-	(61)
Interest rate derivatives (see Note 5)	(80)	-	(80)	-
Total liabilities	$(1,415)	$-	$(863)	$(552)

(a)	Cash equivalents is primarily composed of money market investments.
(b)	Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(d)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from or provided to counterparties. See Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using
		Quoted prices in		Significant
		active arkets	Significant other	unobservable
		for identical assets	observable inputs	inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets	(in millions)
Cash equivalents	$1,261	$1,261	$-	$-
Short-term investments:
Treasury bills	2,010	2,010	-	-
Certificates of deposit	267	-	267	-
Noncurrent investments (a)	93	-	-	93
Interest rate derivatives	73	-	73	-
Fuel derivatives:
Swap contracts (b)	33	-	33	-
Option contracts(b)	233	-	-	233
Swap contracts (c)	286	-	286	-
Option contracts(c)	788	-	-	788
Other available-for-sale securities	39	34	-	5
Total assets	$5,083	$3,305	$659	$1,119

Liabilities
Fuel derivatives:
Swap contracts (b)	$(387)	$-	$(387)	$-
Option contracts(b)	(119)	-	-	(119)
Swap contracts (c)	(476)	-	(476)	-
Option contracts(c)	(216)	-	-	(216)
Interest rate derivatives	(4)	-	(4)	-
Total liabilities	$(1,202)	$-	$(867)	$(335)

(a)	Auction rate securities included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(b)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 5.

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2011.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements using significant
		unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at March 31, 2011	$1,101	$93		$5	$1,199
Total gains or (losses) (realized or unrealized)
Included in earnings	45	-		-	45
Included in other comprehensive income	(309)	5		-	(304)
Purchases	270	-		-	270
Sales	(173)	(14)		-	(187)
Settlements	(88)	-		-	(88)
Balance at June 30, 2011	$846	$84	(a)	$5	$935

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2011	$54	$-		$-	$54

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

		Fair value measurements using significant
		unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at December 31, 2010	$686	$93		$5	$784
Total gains or (losses) (realized or unrealized)
Included in earnings	197	-		-	197
Included in other comprehensive income	184	5		-	189
Purchases	321	-		-	321
Sales	(406)	(14)		-	(420)
Settlements	(136)	-		-	(136)
Balance at June 30, 2011	$846	$84	(a)	$5	$935

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2011	$209	$-		$-	$209

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three and six months ended June 30, 2011 and 2010.

The carrying amounts and estimated fair values of the Company’s (including AirTran) long-term debt (including current maturities) at June 30, 2011 are contained in the below table.  The estimated fair values of publicly held long-term debt were based on quoted market prices.

	Carrying	Estimated fair
(In millions)	value	value
10.5% Notes due 2011	$402	$414
French credit agreements due 2012	11	11
6.5% Notes due 2012	394	407
5.25% Notes due 2014	350	378
5.75% Notes due 2016	314	344
5.25% Convertible notes due 2016	120	165
5.125% Notes due 2017	300	320
French credit agreements due 2017	69	69
Fixed rate B717 aircraft notes payable through 2017 - 10.21%	78	91
Fixed rate B737 aircraft notes payable through 2018 - 7.02%	45	48
Term loan agreement due 2019 - 6.64%	283	295
Term loan agreement due 2019 - 6.94%	110	120
Term loan agreement due 2020 - 5.223%	505	467
Floating rate B737 aircraft notes payable through 2020 - 1.90%	631	631
Pass through certificates due 2022	420	459
7.375% Debentures due 2027	118	127

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant Southwest comparative operating statistics for the three and six months ended June 30, 2011 and 2010 are included below. As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, these statistics include the operations of AirTran for May and June 2011, but include the operations of Southwest only prior to May 2, 2011.

	Three months ended June 30,
	2011	2010	Change
Revenue passengers carried	27,114,480	22,883,422	18.5%
Enplaned passengers	33,430,914	27,554,201	21.3%
Revenue passenger miles (RPMs) (000s)	25,883,849	20,206,229	28.1%
Available seat miles (ASMs) (000s)	31,457,412	25,471,845	23.5%
Load factor(1)	82.3%	79.3%	3.0	pts
Average length of passenger haul (miles)	955	883	8.2%
Average aircraft stage length (miles)	685	650	5.4%
Trips flown	340,768	287,222	18.6%
Average passenger fare	$142.94	$131.82	8.4%
Passenger revenue yield per RPM (cents)	14.97	14.93	0.3%
Operating revenue per ASM (cents)	13.15	12.44	5.7%
Passenger revenue per ASM (cents)	12.32	11.84	4.1%
Operating expenses per ASM (cents)	12.49	11.01	13.4%
Operating expenses per ASM, excluding fuel (cents)(2)	7.63	7.35	3.8%
Fuel costs per gallon, including fuel tax	$3.30	$2.50	32.0%
Fuel costs per gallon, including fuel tax, economic	$3.28	$2.37	38.4%
Fuel consumed, in gallons (millions)	462	372	24.2%
Active fulltime equivalent Employees	43,805	34,636	26.5%
Aircraft in service at period-end(3)	694	544	27.6%

(1) Revenue passenger miles divided by available seat miles.
(2) See the following reconciliation of GAAP to non-GAAP financial measures.
(3) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

	Six months ended June 30,
	2011	2010	Change
Revenue passengers carried	48,229,595	42,860,257	12.5%
Enplaned passengers	59,030,032	51,248,665	15.2%
Revenue passenger miles (RPMs) (000s)	45,079,735	37,367,943	20.6%
Available seat miles (ASMs) (000s)	55,963,085	48,091,305	16.4%
Load factor(1)	80.6%	77.7%	2.9	pts
Average length of passenger haul (miles)	935	872	7.2%
Average aircraft stage length (miles)	672	642	4.7%
Trips flown	614,591	549,114	11.9%
Average passenger fare	$141.29	$128.60	9.9%
Passenger revenue yield per RPM (cents)	15.12	14.75	2.5%
Operating revenue per ASM (cents)	12.93	12.06	7.2%
Passenger revenue per ASM (cents)	12.18	11.46	6.3%
Operating expenses per ASM (cents)	12.36	11.19	10.5%
Operating expenses per ASM, excluding fuel (cents)(2)	7.77	7.54	3.1%
Fuel costs per gallon, including fuel tax	$3.13	$2.49	25.7%
Fuel costs per gallon, including fuel tax, economic	$3.14	$2.35	33.6%
Fuel consumed, in gallons (millions)	817	701	16.5%
Active fulltime equivalent Employees	43,805	34,636	26.5%
Aircraft in service at period-end(3)	694	544	27.6%

(1) Revenue passenger miles divided by available seat miles.
(2) See the following reconciliation of GAAP to non-GAAP financial measures.
(3) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended			Six months ended
	June 30,			June 30,
			Percent			Percent
	2011	2010	Change	2011	2010	Change

Operating income, as reported	$207	$363		$321	$417
Add/(Deduct): Reclassification between Fuel
and oil and Other (gains) losses, net,
associated with current period settled contracts	11	(7)		9	(11)
Add/(Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	-	58		(15)	110
Add: Acquisition and integration costs, net (a)	58	-		72	-
Operating income, non-GAAP	$276	$414	(33.3)	$387	$516	(25.0)

Net income, as reported	$161	$112		$166	$123
Add/(Deduct): Mark-to-market impact from fuel
contracts settling in current and future periods	(136)	57		(139)	31
Add/(Deduct): Ineffectiveness from fuel hedges
settling in future periods	7	51		37	46
Add/(Deduct): Other net impact of fuel contracts
settling in the current or a prior period
(excluding reclassifications)	-	58		(15)	110
Income tax impact of fuel contracts	49	(62)		45	(71)
Add: Acquisition and integration costs, net (b)	40	-		48	-
Net income, non-GAAP	$121	$216	(43.4)	$142	$239	(40.6)

Net income per share, diluted, as reported	$0.21	$0.15		$0.22	$0.17
Add/(Deduct): Net impact to net income above
from fuel contracts divided by dilutive shares	(0.10)	0.14		(0.09)	0.15
Add: Impact of special items, net (b)	0.04	-		0.06	-
Net income per share, diluted, non-GAAP	$0.15	$0.29	(48.3)	$0.19	$0.32	(40.6)

Operating expenses per ASM (cents)	12.49	11.01		12.36	11.19
Deduct: Fuel expense divided by ASMs	(4.86)	(3.66)		(4.59)	(3.65)
Deduct: Impact of special items, net (a)	(0.18)	-		(0.13)	-
Operating expenses per ASM, non-GAAP,
excluding fuel (cents)	7.45	7.35	1.4	7.64	7.54	1.3

* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.

(a) Amounts net of profitsharing impact on charges incurred through March 31, 2011. The Company amended its profitsharing plan during second quarter 2011 to defer the profitsharing impact of integration costs incurred from April 1, 2011 through December 31, 2013. The profitsharing impact will be realized in 2014 and beyond.
(b) Amounts net of taxes and profitsharing as described in footnote (a) above.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include charges for the three and six months ended June 30, 2011 of $58 million and $75 million, respectively (before the impact of profitsharing and/or taxes) related to expenses associated with the Company's acquisition and integration of AirTran.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods.  As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results.

Material Changes in Results of Operations

Overview

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, on May 2, 2011, the Company consummated its acquisition of AirTran.  For GAAP reporting, the accompanying results of operations and cash flows for the three and six months ended June 30, 2011, only contain AirTran’s results beginning as of the date of acquisition, while the prior year only includes the results of Southwest.  In certain discussions that follow, primarily those involving forward-looking information used in the projection of future results, the Company has chosen to make comparisons to prior year “combined” results or measures in order to provide more meaningful information since all future results for Southwest and AirTran will be reported on a combined basis.  Prior year combined results consist of the combination of Southwest and AirTran stand-alone results, without any retrospective application of acquisition-related accounting adjustments.

The Company’s second quarter 2011 net income was $161 million, or $0.21 per share, diluted, compared to the Company’s second quarter 2010 net income of $112 million, or $0.15 per share, diluted. On a non-GAAP basis, the Company’s second quarter 2011 net income was $121 million, or $0.15 per share, diluted, which was 44.0 percent lower than the Company’s second quarter 2010 net income of $216 million, or $0.29 per share, diluted, on a non-GAAP basis.  The major difference between the Company’s GAAP and non-GAAP results in these periods was a significant fluctuation in the non-cash adjustments recorded as a result of the Company’s derivative contracts utilized in attempting to hedge against jet fuel price volatility and AirTran acquisition and integration-related costs.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.  The Company’s operating income, which excludes the majority of the impact of these adjustments, decreased 43.0 percent year-over-year.  The Company had operating income of $207 million in second quarter 2011 versus operating income of $363 million in second quarter 2010.

On a non-GAAP basis, the Company’s second quarter 2011 operating income was $276 million versus operating income of $414 million in second quarter 2010.  Operating income of $11 million and a Net loss of $27 million was attributable to AirTran in the Company’s unaudited Condensed Consolidated Statement of Operations for second quarter 2011. These results for AirTran included approximately $24 million in acquisition and integration costs primarily for severance expenses. The Company’s year-over-year decline in non-GAAP operating income primarily was driven by significant increases in jet fuel costs, which far exceeded the additional revenues the Company was able to achieve by increasing fares and other revenue-enhancing techniques, as well as higher non-fuel costs.  Although the Company has made significant progress in increasing revenues, continued volatility in energy prices and a challenging economic environment have made it difficult to increase revenue on a timely basis in order to offset these higher costs.  The Company achieved second quarter and year-to-date records in both Passenger revenue yield and load factor. However, the Company’s economic fuel cost per gallon increased 38.4 percent, resulting in year-over-year declines in both non-GAAP operating income and net income.

During second quarter 2011, the Company experienced better than expected results from the Southwest Airlines All-New Rapid Rewards® frequent flyer program, which was launched in March 2011.  These results included an increase in the number of program members, an increase in the number of holders of its Chase co-brand Visa card, and higher revenues associated with members booking flights.  Although still early, the Company is currently exceeding the expectations it had set with regards to the new program in almost every facet.  The Company has also had excellent results in the new markets that were opened by Southwest Airlines in early 2011—Charleston, South Carolina, Greenville/Spartanburg, South

Carolina, and the New York-New Jersey area through Newark’s Liberty International Airport.  During June 2011, Southwest Airlines added ten nonstop flights to Newark, and now offers 18 daily nonstops to that airport.

The Company believes that its acquisition of AirTran positions it to better respond to the economic and competitive challenges of the industry because:

•	it grows the Company’s presence in key markets it did not yet serve and represents a significant step toward positioning the Company for future growth;
•
it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company previously did not serve;

•	it expands the Company’s presence in slot-controlled markets where the Company previously had little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;
•	it expands the Company’s service in other key domestic markets, including Boston and Baltimore and adds destinations to its route system;
•	it increases the Company’s share of current domestic market share capacity (as measured by ASMs);
•
it provides access to near-international leisure markets in the Caribbean and Mexico, as well as smaller cities, and provides firsthand and meaningful insight into these new expansion opportunities; and

•
based on current operations, the combined company is expected to serve more than 100 million customers annually from more than 100 different destinations in the United States and near-international destinations.

The Company currently believes the transaction has the potential to yield net annual synergies of more than $400 million by 2013.  Excluding one-time acquisition and integration costs estimated to be approximately $500 million, the transaction is also expected to be accretive to the Company’s fully-diluted earnings per share in 2011 and 2012,  and strongly accretive thereafter, upon full realization of the estimated net synergies.  In addition, although Southwest Airlines and AirTran Airways continue to operate as two separate airlines, the two carriers are complementary; with little route overlap between the two carriers, and strategically, both carriers have an emphasis on outstanding Customer service, high quality low-cost operations, all-Boeing fleets, solid low-fare brands, and strong Employee cultures.

The Company is making progress on the integration of AirTran into its operations and existing processes.   In July 2011, the Company announced that the Southwest Airlines Pilots' Association (SWAPA), the union representing Southwest Pilots, and the Air Line Pilots Association (ALPA),  the union representing the pilots of AirTran, had reached an agreement in principle, subject to the respective unions' board approval and membership ratification, to integrate the two groups' seniority lists.  The SWAPA Board of Directors has subsequently approved the agreement and recommended a “yes” vote by its membership. The Company plans to have the vast majority of AirTran’s headquarters functions moved from Orlando to Dallas by the end of 2011, expects to have approval from the Federal Aviation Administration (FAA) to achieve a single operating certificate in first quarter 2012, and plans to begin conversion of AirTran’s fleet to the Southwest livery beginning in 2012.  The Company is also planning to launch booking tools in the first half of 2012 to allow Customers of both entities to book flights on either carrier via southwest.com or airtran.com and to integrate the frequent flyer programs of the carriers.

In second quarter 2011, the Company purchased five new 737-700 aircraft from Boeing, activated one 737-700 that was previously acquired, and added 140 aircraft from the acquisition of AirTran, which included 88 Boeing 717-200s and 52 Boeing 737-700s.  The Company also retired two older 737-300s from active service during the second quarter.  This activity brings the Company’s combined “active” fleet to 694 aircraft at June 30, 2011.  Overall, including the AirTran acquisition and anticipated deliveries and retirements for the remainder of the year, the Company currently expects to end 2011 with 698 aircraft.  In July 2011, the Company announced a reduction in its planned 2012 capacity to be equal or less than its 2011 combined ASMs.  The Company plans to be aggressive in its efforts to optimize the combined Southwest and AirTran networks and redeploy capacity more profitably.  On a combined basis, the Company expects to fly approximately four to five percent more ASMs for full year 2011 compared to combined full year 2010 results.

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

Revenues

The following table presents the operating revenues for the Company for the three months ended June 30, 2011 compared to prior year reported results, as well as a reconciliation of the impact of the acquisition on the comparative results (in millions, except for percentage changes):

	Three months ended			Dollar change	Dollar change	Percent change
	June 30,		Dollar	due to	excluding	excluding
	2011	2010	change	acquisition	acquisition	acquisition
OPERATING REVENUES:
Passenger	$3,876	$3,016	$860	$467	$393	13.0
Freight	36	33	3	-	3	9.1
Other	224	119	105	73	32	26.9
Total operating revenues	$4,136	$3,168	$968	$540	$428	13.5

On a consolidated basis, operating revenues increased by $968 million, or 30.6 percent, the majority of which was due to the inclusion of May and June 2011 results of AirTran. Excluding the May and June 2011 results of AirTran, operating revenues for second quarter 2011 increased by $428 million, or 13.5 percent, compared to second quarter 2010, primarily due to a $393 million, or 13.0 percent, increase in Passenger revenues. Approximately 45 percent of this increase in Passenger revenues was attributable to the increase in capacity versus second quarter 2010. In addition, approximately 25 percent of the increase was due to a higher yield as the Company has implemented fare increases in an attempt to buffer a portion of the impact of the higher fuel costs. Excluding the May and June 2011 results of AirTran, the Company recorded a 2.6 point increase in load factor (the percentage of seats filled, or RPMs, divided by ASMs) versus second quarter 2010. In addition to the fare increases the Company has been able to implement, other revenue management techniques have included continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its product and service from competitors.

Although the Company continues to see strength in its revenue production throughout the busy summer travel period, there is no assurance such momentum will continue into the fall, especially in what is typically a seasonally weaker travel period.  Based on bookings and revenue trends thus far, the Company expects third quarter 2011 unit revenues to improve from third quarter 2010’s combined unit revenue performance.  In the event of continued volatility in energy prices, the Company expects it could have to continue to raise fares and pursue other revenue-earning opportunities, which could result in a decrease in passenger demand for domestic air travel.

Consolidated freight revenues for second quarter 2011 increased by $3 million, or 9.1 percent, compared to second quarter 2010, primarily as a result of higher average rates charged.  The Company expects a third quarter 2011 consolidated freight revenues to be comparable to second quarter 2011's $36 million.  Excluding the May and June 2011 results of AirTran, Other revenues increased by $32 million, or 26.9 percent, compared to second quarter 2010.  Approximately 65 percent of this increase was as a result of higher revenues from initiatives such as the Company’s EarlyBird product, which allows Customers to automatically get an assigned boarding position before general check-in begins, and growth in the number of Customers paying service charges for unaccompanied minors and for pets.  The remainder of the increase in Other revenues primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card. Other operating revenues for AirTran for May and June 2011 included approximately $31 million in baggage fees collected from Customers.   The Company expects Other revenues for third quarter 2011 to  exceed combined results for third quarter 2010.

Operating expenses

Consolidated operating expenses for second quarter 2011 increased by $1.1 billion, or 40.1 percent, compared to second quarter 2010, while capacity increased 23.5 percent.  Excluding the May and June 2011 results of AirTran, operating expenses increased 21.2 percent.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following tables present the Company’s operating expenses per ASM for second quarter 2011 and second quarter 2010, and year-over-year dollar changes for the same periods showing a reconciliation of the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2011		2010		change		change

Salaries, wages, and benefits	3.58	¢	3.71	¢	(0.13	) ¢	(3.5)
Fuel and oil	4.86		3.66		1.20		32.8
Maintenance materials
and repairs	0.78		0.76		0.02		2.6
Aircraft rentals	0.25		0.18		0.07		38.9
Landing fees and other rentals	0.78		0.81		(0.03)		(3.7)
Depreciation and amortization	0.56		0.61		(0.05)		(8.2)
Acquisition and integration	0.18		-		0.18		n.a.
Other operating expenses	1.50		1.28		0.22		17.2

Total	12.49	¢	11.01	¢	1.48	¢	13.4

	Three months ended			Dollar change	Dollar change	Percent change
(in millions, except for	June 30,		Dollar	due to	excluding	excluding
percentages)	2011	2010	change	acquisition	acquisition	acquisition
OPERATING EXPENSES:
Salaries, wages, and benefits	$1,125	$946	$179	$98	$81	8.6
Fuel and oil	1,527	933	594	217	377	40.4
Maintenance materials and repairs	246	194	52	45	7	3.6
Aircraft rentals	79	45	34	40	(6)	(13.3)
Landing fees and other rentals	247	206	41	30	11	5.3
Depreciation and amortization	176	154	22	10	12	7.8
Acquisition and integration	58	-	58	24	34	n.a.
Other operating expenses	471	327	144	65	79	24.2
Total operating expenses	$3,929	$2,805	$1,124	$529	$595	21.2

On a dollar basis, excluding the May and June 2011 results for AirTran, operating expenses increased by $595 million for second quarter 2011 compared to second quarter 2010, approximately 55 percent of which was due to higher average jet fuel costs per gallon.  Acquisition and integration expenses of $34 million and higher Other operating expense also contributed to the year-over-year increase in costs on both a dollar and a per-ASM basis during second quarter 2011.  The increase in Other operating expense primarily was driven by a prior year $18 million refund to the Company of excessive security fees charged by the Transportation Security Administration pursuant to a court decision as well as higher revenue-related costs such as credit card fees.  Consolidated operating expenses per ASM (unit costs) for second quarter 2011 increased 13.4 percent compared to second quarter 2010.  Approximately 80 percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 32.0 percent to $3.30, including the impact of hedging activity.  On a non-GAAP basis, the Company’s operating expenses per ASM, excluding fuel, increased 1.4 percent to 7.45 cents for second quarter 2011 compared to the same prior year period.  Based on current cost trends, the Company expects its third quarter 2011 nonfuel unit costs, excluding special items, to increase from third quarter 2010’s combined nonfuel unit costs, excluding special items.

Excluding the May and June 2011 results of AirTran, Salaries, wages, and benefits expense on a dollar basis for second quarter 2011 increased by $81 million.  The majority of this year-over-year increase was due to the increase in Southwest capacity and number of trips flown.  Consolidated Salaries, wages, and benefits expense per ASM for second quarter 2011 decreased 3.5 percent compared to second quarter 2010.  On a per-ASM basis, the decrease was a result of lower profitsharing expense associated with the Company’s year-over-year decline in non-GAAP earnings.  The Company’s profitsharing expense is based on its income excluding the unrealized gains and/or losses the Company records in its fuel hedging program and excluding costs associated with the acquisition and integration of AirTran.  See the previous Note Regarding Use of Non-GAAP Financial Measures for further information.  Based on current trends, the Company expects third quarter 2011 Salaries, wages, and benefits expense on a consolidated basis per ASM to increase slightly from third quarter 2010’s combined results.

The Company’s Aircraft Appearance Technicians are subject to a collective-bargaining agreement between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”), which became amendable in February 2009. The Company and AMFA had tentatively agreed on a new contract, but during July 2011, the Aircraft Appearance Technicians voted not to ratify the agreement.  The Company will continue to engage in discussions on a new agreement with AMFA.

Excluding the May and June 2011 results of AirTran, Fuel and oil expense for the three months ended June 30, 2011 increased by $377 million on a dollar basis compared to second quarter 2010.  On a per ASM basis, consolidated Fuel and oil expense increased 32.8 percent.  Both of these increases primarily were due to a 32.0 percent increase in the average fuel cost per gallon.  On a consolidated basis, the Company had net hedging gains reflected in Fuel and oil expense totaling $6 million in second quarter 2011, while second quarter 2010 hedging losses recorded in Fuel and oil expense were $90 million.  However, these amounts exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of August 2, 2011, on an economic basis, the Company had combined derivative contracts in place related to third quarter 2011, full year 2011, and for the years 2012 through 2015 at the following levels:

Percent of estimated fuel consumption
covered by fuel derivative contracts
Average WTI Crude Oil
price per barrel	3Q 2011	4Q 2011

Up to $90	approx. 55%	approx. 60%
$90 to $95	approx. 45%	approx. 60%
$95 to $110 (1)	approx. 55%	approx. 45%
$110 to $120	approx. 70%	approx. 75%
Above $120	approx. 65%	approx. 65%

Estimated difference in economic jet
fuel price per gallon, above/(below)
unhedged market prices, including taxes
Average WTI Crude Oil
price per barrel	3Q 2011	4Q 2011

$85	$0.04	$0.09
$96 (1)	$(0.03)	$(0.02)
$115	$(0.16)	$(0.19)
$130	$(0.33)	$(0.42)

Percent of estimated fuel consumption
covered by fuel derivative contracts at
Full Year	varying WTI crude-equivalent price levels

Second Half 2011	approx. 50% (2)
2012	approx. 65% (3)
2013	over 50%
2014	over 40%
2015	over 10%

(1) Based on the third quarter 2011 average WTI forward curve and market prices as of August 1, 2011, and current estimated fuel consumption covered by fuel derivative contracts, third quarter 2011 economic fuel price per gallon, including taxes, is estimated to be approximately $3.30 per gallon, or $0.03 below market prices.

(2) Based on the second half 2011 average WTI forward curve and market prices as of August 1, 2011, the Company has approximately 50% of its estimated second half 2011 fuel consumption covered by fuel derivative contracts. If prices settle between $110 and $120 per barrel, the estimated second half 2011 fuel consumption covered by fuel derivative contracts increases to approximately 75%, and if prices settle above $120 per barrel, the coverage decreases to approximately 65%.

(3) Based on the 2012 average WTI forward curve and market prices as of August 1, 2011, the Company has approximately 65% of its estimated 2012 fuel consumption covered by fuel derivative contracts. If prices settle between $110 and $120 per barrel, the estimated 2012 fuel consumption covered by fuel derivative contracts increases to approximately 85%; if prices settle between $120 and $130 per barrel, the coverage decreases to approximately 55%; and if prices settle above $130 per barrel, the coverage decreases to approximately 35%.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in Accumulated other comprehensive income (“AOCI”), and these amounts will be recognized in the

Company’s Statement of Operations in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts on a consolidated basis (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information) as well as the amount of deferred losses in AOCI at June 30, 2011, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at June 30,
Year	at June 30, 2011	2011 (net of tax)
2011	$22	$(55)
2012	82	(49)
2013	49	(51)
2014	180	60
2015	34	(2)
Total	$367	$(97)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Assuming no changes to the Company’s current 2011 fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle in 2011, the Company is providing a sensitivity table for third quarter 2011 and full year 2011 jet fuel prices on a consolidated basis at different WTI crude oil assumptions as of August 1, 2011, and for expected premium costs associated with settling contracts each period.

	Estimated difference in Southwest economic jet fuel price per gallon, above/(below) unhedged market prices, including taxes
Avg WTI crude oil
price per barrel	Third quarter 2011	Fourth quarter 2011
$60	$0.25	$0.39
$70	$0.15	$0.24
$85	$0.04	$0.09
$96*	$(0.03)	$(0.02)
$115	$(0.16)	$(0.19)
$130	$(0.33)	$(0.42)
$150	$(0.55)	$(0.74)

Estimated
premium costs**	$36 million	$124 million

* Based on the current forward WTI crude oil curve as of August 1, 2011.
** Premium costs are recognized as a component of Other (gains) losses, net.

Excluding the May and June 2011 results of AirTran, Maintenance materials and repairs expense for the three months ended June 30, 2011, increased by $7 million on a dollar basis compared to second quarter 2010.  This increase primarily was attributable to higher engine expense associated with an increase in flight hours due to higher capacity versus second quarter 2010.  On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 2.6 percent.  The Company currently expects Maintenance materials and repairs per ASM on a consolidated basis for third quarter 2011 to increase slightly from combined third quarter 2010 results, based on currently scheduled airframe maintenance events and projected engine hours flown.

Excluding the May and June 2011 results of AirTran, Aircraft rentals for the three months ended June 30, 2011, decreased $6 million or 13.3 percent, on a dollar basis compared to second quarter 2010 as a result of amortization associated with the leasehold liability created as part of purchase accounting adjustments to reflect an unfavorable aircraft lease liability based on the estimated fair value of AirTran’s Boeing 717 leases.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  Excluding the impact of this amortization, year-over-year expense was flat on a dollar basis. Aircraft rentals per ASM on a consolidated basis for the three months ended June 30, 2011, increased 38.9 percent compared to second quarter 2010.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Of the 140 aircraft in AirTran’s fleet, over 70 percent are operating leases, versus only approximately 17 percent for Southwest’s fleet.  The Company currently expects Aircraft rentals per ASM on a consolidated basis for third quarter 2011 to decrease from third quarter 2010’s combined results, based on expected amortization associated with the aforementioned unfavorable aircraft lease liability and agreements in place for the Company’s combined current fleet.

Excluding the May and June 2011 results of AirTran, Landing fees and other rentals for the three months ended June 30, 2011, increased by $11 million on a dollar basis compared to second quarter 2010.  The majority of the dollar increase was due to the increase in number of trips flown versus the same prior year period.  On a per ASM basis compared to second quarter 2010, consolidated Landing fees and other rentals decreased 3.7 percent.  The decline on a per-ASM basis primarily was due to higher than anticipated credits (refunds) received in second quarter 2011 as a result of airports’ audits of prior period payments, versus audit payments made in second quarter 2010.  The Company currently expects consolidated Landing fees and other rentals for third quarter 2011 to be slightly higher than the combined third quarter 2010 results on a per-ASM basis, primarily due to rate increases.

Excluding the May and June 2011 results of AirTran, Depreciation and amortization expense for the three months ended June 30, 2011, increased by $12 million on a dollar basis compared to second quarter 2010.  Approximately half of this increase in Depreciation and amortization expense was due to large projects that have been placed into service, such as the Company’s implementation of the All-New Rapid Rewards frequent flyer program, and approximately half was due to the amortization of the intangible assets recognized upon the acquisition of AirTran, such as customer relationships, trademarks, slots, domain name, and non-compete agreements.  On a consolidated per-ASM basis, Depreciation and amortization expense decreased 8.2 percent, primarily due to the majority of AirTran’s fleet being on operating lease.  For third quarter 2011, the Company currently expects Depreciation and amortization expense per ASM on a consolidated basis to increase compared to third quarter 2010’s combined results primarily due to the amortization of intangible assets.

On a consolidated basis for the three months ended June 30, 2011, the Company incurred $58 million of acquisition and integration costs related to the acquisition of AirTran. These costs primarily consisted of financial advisory fees, termination payments to certain executives, and consulting/technology fees. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Excluding the May and June 2011 results of AirTran, Other operating expenses for the three months ended June 30, 2011, increased by $79 million on a dollar bases compared to second quarter 2010.  Approximately 23 percent of this increase was a result of a prior year $18 million refund to the Company of excessive security fees charged by the TSA pursuant to a court decision, 18 percent was a result of revenue-related costs (such as credit card processing fees) associated with the 13.0 percent increase in Passenger revenues, and 15 percent was due to additional advertising associated with the Company’s All-New Rapid Rewards frequent flyer program.  On a consolidated basis, Other operating expenses per ASM for the three months ended June 30, 2011, increased 17.2 percent compared to the second quarter 2010.  Approximately 30 percent of this increase was due to the Company’s prior year $18 million security fee refund from the TSA and approximately 15 percent was due to an increase in revenue-related costs. On a consolidated basis, for third quarter 2011, the Company currently expects Other operating expenses per ASM to increase slightly from third quarter 2010’s combined results, primarily due to advertising and revenue related costs.

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

Other

Consolidated Interest expense for the three months ended June 30, 2011, increased by $9 million, or 21.4 percent, compared to the same prior year period. The additional debt held by the Company in connection with the AirTran acquisition resulted in $8 million additional interest expense for the three months ended June 30, 2011.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Consolidated capitalized interest for the three months ended June 30, 2011, decreased by $3 million, or 60.0 percent, compared to the same prior year period, primarily due to a reduction in progress payment balances for scheduled future aircraft deliveries.

Consolidated Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
(In millions)	2011	2010

Mark-to-market impact from fuel contracts settling in current and future
periods	$(136)	$57
Ineffectiveness from fuel hedges settling in future periods	7	51
Realized ineffectiveness and mark-to-market (gains) or
losses	(11)	7
Premium cost of fuel contracts	26	30
Other	1	1
	$(113)	$146

On a consolidated basis, the Company’s effective tax rate was approximately 41 percent in second quarter 2011 compared to 39 percent in second quarter 2010.  The higher rate in second quarter 2011 primarily was due to a portion of acquisition-related costs being non-deductible. The Company currently projects a full year 2011 effective tax rate of approximately 40 to 45 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

Revenues

The following table presents the operating revenues for the Company for the six months ended June 30, 2011 compared to prior year reported results as well as a reconciliation of the impact of the acquisition on the comparative results (in millions, except for percentage changes):

	Six months ended			Dollar change	Dollar change	Percent change
	June 30,		Dollar	due to	excluding	excluding
	2011	2010	change	acquisition	acquisition	acquisition
OPERATING REVENUES:
Passenger	$6,814	$5,511	$1,303	$467	$836	15.2
Freight	67	63	4	-	4	6.3
Other	357	224	133	73	60	26.8
Total operating revenues	$7,238	$5,798	$1,440	$540	$900	15.5

On a consolidated basis, operating revenues for the first six months of 2011 increased by $1.4 billion, or  24.8 percent, compared to the first six months of 2010, primarily due to a  $1.3 billion, or  23.6 percent, increase in Passenger revenues.  Excluding the May and June 2011 results of AirTran, nearly 47 percent of the increase in Passenger revenues was attributable to the increase in year-over-year capacity, while 28 percent was due to the 4.2 percent increase in Passenger yield, primarily due to higher average fares.

Freight revenues increased 6.3 percent compared to the first six months of 2010, primarily as a result of higher average rates charged.  Excluding the May and June 2011 results of AirTran, Other revenues increased 26.8 percent compared to the first six months of 2010, primarily as a result of revenues from recent initiatives, such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.

Operating expenses

Consolidated operating expenses for the first six months of 2011 increased by $1.5 billion, or  28.5 percent, compared to the first six months of 2010, while capacity was 16.4 percent higher than the first six months of 2010.  Excluding the May and June 2011 results of AirTran, operating expenses increased 18.8 percent.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  The following tables present the Company’s operating expenses per ASM for the first six months of 2011 and the first six months of 2010, and year-over-year dollar changes for the same periods showing a reconciliation of  the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a per-ASM basis and/or dollar basis:

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2011		2010		change		change

Salaries, wages, and benefits	3.71	¢	3.76	¢	(0.05	) ¢	(1.3)
Fuel and oil	4.59		3.65		0.94		25.8
Maintenance materials
and repairs	.79		.75		0.04		5.3
Aircraft rentals	.22		.19		0.03		15.8
Landing fees and other rentals	.80		.82		(0.02)		(2.4)
Depreciation and amortization	.59		.64		(0.05)		(7.8)
Acquisition and integration	.13		-		0.13		n.a.
Other operating expenses	1.53		1.38		0.15		10.9

Total	12.36	¢	11.19	¢	1.17	¢	10.5

	Six months ended			Dollar increase	Dollar change	Percent change
(in millions, except for	June 30,		Dollar	due to	excluding	excluding
percentages)	2011	2010	change	acquisition	acquisition	acquisition
OPERATING EXPENSES:
Salaries, wages, and benefits	$2,078	$1,810	$268	$97	$171	9.4
Fuel and oil	2,565	1,754	811	218	593	33.8
Maintenance materials and repairs	444	360	84	45	39	10.8
Aircraft rentals	125	92	33	40	(7)	(7.6)
Landing fees and other rentals	448	396	52	29	23	5.8
Depreciation and amortization	332	308	24	10	14	4.5
Acquisition and integration	75	-	75	24	51	n.a.
Other operating expenses	850	661	189	64	125	18.9
Total operating expenses	$6,917	$5,381	$1,536	$527	$1,009	18.8

On a consolidated basis, operating expenses per ASM for the six months ended June 30, 2011, increased 10.5 percent compared to the first six months of 2010.  Approximately 80 percent of this increase was due to higher fuel costs as the Company’s average jet fuel costs per gallon increased by 25.7 percent to $3.13, including hedging activity.  The Company’s operating expenses per ASM, excluding fuel, increased 3.1 percent to 7.77 cents for the first six months of 2011, compared to the same prior year period.  On a dollar basis, excluding the May and June 2011 results of AirTran, the majority of the $1.0 billion increase in operating expenses was also due to the $593 million increase in Fuel and oil expense, as a result of the higher fuel cost per gallon.

Excluding the May and June 2011 results of AirTran, Salaries, wages, and benefits expense for the first half of 2011 increased by $171 million compared to the first half of 2010.  The majority of the year-over-year increase was due to the increase in capacity and number of trips flown.  This increase was partially offset by lower profitsharing expense associated with the Company’s decline in 2011 earnings on a non-GAAP basis.  Consolidated salaries, wages, and benefits expense per ASM for the six months ended June 30, 2011, decreased 1.3 percent compared to the first six months of 2010.  The majority of this decrease was due to lower year-over-year profitsharing expense.

Excluding the May and June 2011 results of AirTran, Fuel and oil expense for the six months ended June 30, 2011, increased by $593 million on a dollar basis compared to the first half of 2010.  On a consolidated basis, Fuel and oil expense per ASM increased 25.8 percent.  Both of these increases were primarily due to the significant year-over-year increase in fuel cost per gallon.  On a consolidated basis, during the first half of 2011, the Company had hedging gains reflected in Fuel and oil expense totaling $12 million, while for the first six months of 2010, hedging losses recorded in Fuel and oil expense were $181 million.  These totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Excluding the May and June 2011 results of AirTran, Maintenance materials and repairs expense for the first half of 2011 increased $39 million, or 10.8 percent on a dollar basis, compared  to the same period of 2010, as a result of higher airframe repairs expense associated with routine heavy maintenance checks.  On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 5.3 percent, also primarily as a result of higher routine airframe repairs.

Excluding the May and June 2011 results of AirTran, Aircraft rentals for the six months ended June 30, 2011, decreased $7 million on a dollar basis compared to the first half of 2010.  This decrease primarily was due to amortization associated with an intangible liability created as a result of purchase accounting adjustments to reflect an unfavorable aircraft lease liability based on the estimated fair value of AirTran’s Boeing 717 leases.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  Excluding the impact of this amortization, year-over-year expense decreased $1 million, or 1.1 percent on a dollar basis.  Aircraft rentals per ASM on a consolidated basis for the six months ended June 30, 2011, increased 15.8, percent compared to second quarter 2010.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Of the 140 aircraft in AirTran’s fleet, over 70 percent are on operating lease, versus only approximately 17 percent for Southwest’s fleet.

Excluding the May and June 2011 results of AirTran, Landing fees and other rentals for the six months ended June 30, 2011, increased by $23 million on a dollar basis compared to the first half of 2010, primarily due to the year-over-year increase in capacity and number of flights.  On a per-ASM basis, consolidated Landing fees and other rentals decreased 2.4 percent compared to the first six months of 2010.  The majority of the decrease on a per-ASM basis was due to credits (refunds) received in 2011 as a result of airports’ audits of prior periods, which exceeded the credits received during the first half of 2010.

Excluding the May and June 2011 results of AirTran, Depreciation and amortization expense for the six months ended June 30, 2011, increased $14 million on a dollar basis compared to the first six months of 2010.  This increase primarily was due to large projects that have been placed into service, such as the Company’s implementation of a new Enterprise Resource Planning system, All-New Rapid Rewards frequent flyer program, and other technology projects.  Consolidated Depreciation and amortization expense on a per-ASM basis decreased 7.8 percent compared to the first half of 2010.  This decline was equally attributable to the fact that the majority of AirTran’s fleet is leased and higher utilization of the Company’s owned fleet in 2011.

On a consolidated basis for the six months ended June 30, 2011, the Company incurred $75 million of acquisition and integration costs related to the acquisition of AirTran. These costs primarily consisted of financial advisory fees, termination payments to certain executives, and consulting/technology fees. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Excluding the May and June 2011 results of AirTran, Other operating expenses on a dollar basis for the first half of 2011, increased $125 million compared to the first half of 2010.  Consolidated Other operating expenses per ASM for the six months ended June 30, 2011, increased 10.9 percent compared to the first six months of 2010.  On both measures, these increases primarily were due to higher revenue related costs, such as credit card processing fees, associated with the increase in Passenger revenues.

Other

Consolidated Interest expense for the six months ended June 30, 2011, increased by $11 million, or  13.3 percent, compared to the first six months of 2010.   The additional debt held by the Company in connection with the AirTran acquisition resulted in $8 million additional interest expense for the six months ended June 30, 2011.

Consolidated Capitalized interest for the six months ended June 30, 2011, decreased by $5 million, or  50.0 percent, compared to the same prior year period primarily due to a decrease in progress payment balances for scheduled future aircraft deliveries.

Consolidated Interest income for the six months ended June 30, 2011, increased by $1 million, or  16.7 percent, compared to the same prior year period, primarily due to  higher balances carried for invested cash and short-term investments.

Consolidated Other (gains) losses, net, primarily includes amounts recorded in connection with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(In millions)	2011	2010

Mark-to-market impact from fuel contracts settling in future
periods - included in Other (gains) losses, net	$(139)	$31
Ineffectiveness from fuel hedges settling in future periods -
included in Other (gains) losses, net	37	46
Realized ineffectiveness and mark-to-market (gains) or
losses - included in Other (gains) losses, net	(9)	11
Premium cost of fuel contracts included in Other (gains) losses, net	57	61
Other	-	1
	$(54)	$150

The Company’s consolidated effective tax rate was approximately 43 percent for the six months ended June 30, 2011 compared to 39 percent for the six months ended June 30, 2010.  The higher rate in the first half of 2011 primarily was driven by a portion of acquisition related costs being non-deductible, a $5 million charge as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a first quarter 2011 $2 million charge as a result of a State of Illinois tax law change.

Liquidity and Capital Resources

On a consolidated basis, net cash provided by operating activities was $237 million for the three months ended June 30, 2011, compared to $540 million provided by operating activities in the same prior year period.  For the six months ended June 30, 2011, net cash provided by operating activities was $1.2 billion compared to $913 million provided by operating activities in the first six months of 2010.  The operating cash flows for the first six months of 2011 were largely impacted by net income (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, and a fluctuation in the balances of accounts payable and accrued liabilities.  For the first six months of 2011, there was a $576 million increase in Air traffic liability as a result of bookings for future travel, and a net $305 million increase in accounts payable and accrued liabilities.  For the first six months of 2010, operating cash flows were primarily impacted by a $442 million increase in Air traffic liability, a net $422 million purchase of fuel hedging option contracts that will settle in future years,  and $135 million in cash deposits received from counterparties associated with the Company’s fuel hedging program.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

On a consolidated basis, net cash flows used in investing activities during the three months ended June 30, 2011, totaled $589 million compared to $610 million used in investing activities in the same prior year period.  For the six months ended June 30, 2011, net cash flows used in investing activities was $820 million, compared to $932 million used in the same prior year period.  Investing activities in both years primarily consisted of payments for new 737-700 aircraft purchased and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the six months ended June 30, 2011, the Company’s short-term and noncurrent investments increased by a net $513 million, versus an increase of $634 million during the same prior year period.

On a consolidated basis, net cash used in financing activities during the three months ended June 30, 2011, was $92 million, compared to $51 million used in financing activities for the same period in 2010.  For the six months ended June 30, 2011, net cash flows used in financing activities was $48 million, compared to $106 million used in financing activities in the same prior year period.  During the six months ended June 30, 2011, the Company repaid $62 million in debt and capital lease obligations, and used $81 million in cash used to repay convertible note holders. During the six months ended June 30, 2010, the Company repaid $85 million in long-term debt and capital lease obligations that came due, repaid $44 million under a separate credit line borrowing, and received $35 million in proceeds associated with Employee stock plans.

The Company is a “well-known seasoned issuer” and has a universal shelf registration statement that allows it to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

In August 2011, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s Common Stock.  Repurchases may be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions.  The Company has not repurchased any shares through the date of this filing.

During July 2011, the Company executed an agreement to lease five new 737-800 aircraft from a third party.  These aircraft are expected to be placed into service in mid-2012 and are expected to be utilized to replace older aircraft, which have been retired.  As a result of the acquisition of AirTran, the Company has updated its material expected contractual obligations and commitments table to provide a consolidated forecast as of June 30, 2011, as well as a consolidated table relating to the acquisition of aircraft as of August 3, 2011:

	Obligations by period (in millions)
	Remainder	2012	2014	Beyond
Contractual obligations	of 2011	- 2013	- 2015	2015	Total
Long-term debt (1)	$492	$741	$742	$2,045	$4,020
Interest commitments - fixed (2)	50	198	172	194	614
Interest commitments - floating (3)	36	57	63	117	273
Operating lease commitments	341	1,439	1,175	2,483	5,438
Capital lease commitments	4	12	11	30	57
Aircraft purchase commitments (4)	360	1,883	2,108	1,230	5,581
Other commitments	52	150	21	717	940
Total contractual obligations	$1,335	$4,480	$4,292	$6,816	$16,923

(1) Includes principal only
(2) Related to fixed-rate debt only
(3) Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of June 30, 2011, and can be subject to significant fluctuation.
(4) Firm orders from Boeing

	The Boeing Company
	-700		-800		Purchase	-800
	Firm		Firm	Options	Rights	Leased	Total

2011	6		-	-	-	-	6	*
2012	6		20	2	-	5	33
2013	25		-	6	-	-	31
2014	29		-	6	-	-	35
2015	26		-	1	-	-	27
2016	31		-	7	-	-	38
2017	5		-	17	-	-	22
Through 2021	-		-	-	98	-	98
Total	128	**	20	39	98	5	290
* The Company also received 14 737-700 aircraft January 1 through August 3, 2011.
** The Company is evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2012 through 2017.

The Company has the option to substitute 737-600s or 737-800s for any of the remaining 737-700s on order from Boeing.  To substitute 737-600s, the Company must elect the option 18 months in advance, and to substitute 737-800s, the election must be made 12 months in advance.  For aircraft commitments with Boeing, the Company is required to make cash deposits towards the purchase of aircraft in advance.  These deposits are classified as Deposits on flight equipment purchase contracts in the unaudited Condensed Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight Equipment.

The following table details information on the active aircraft in the Company’s combined fleet that were in service as of June 30, 2011:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased

717-200	117	10	88	8	80
737-300	137	19	167	100	67
737-500	122	20	25	16	9
737-700	137	7	414	369	45
TOTALS		11	694	493	201

The Company expects to incur approximately $500 million in integration and closing costs associated with the AirTran acquisition, a portion of which will be in 2011, and which are expected to be funded with cash.  The Company believes that its current liquidity position, including cash and short-term investments of $4.4 billion as of June 30, 2011, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million, will enable it to incur future integration expenditures without adding significant further borrowings. See Note 9. Additionally, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has long-term debt maturities of $400 million in December 2011, and $385 million in March 2012.

On May 2, 2011, Standard & Poors (S&P) downgraded the Company’s senior unsecured debt rating from “BBB” to “BBB-“ primarily based on AirTran’s existing debt and leases, as well as risks associated with integration. S&P also revised the Company’s outlook to stable, based on expectations of a relatively consistent financial profile over the next two years.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments at June 30, 2011, of $4.4 billion, internally generated funds from operations, and its $800 million revolving credit facility that expires in April 2016.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets and modest leverage, which should enable it to meet its ongoing operating cash flow needs.  As of June 30, 2011, there were no amounts

On August 5, 2011, the Company’s Board of Directors authorized the Company to repurchase, on a discretionary basis, up to $500 million of the Company’s common stock.  Repurchases will be made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.  In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.   Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of $54 million as part of this program, at which time repurchases were suspended. With the Board’s action, the Company once again has the authorization to repurchase up to $500 million of the Company’s common stock.

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

 Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s projected results of operations;
•	the Company’s growth plans, including its capacity and fleet plans;
•	the Company’s plans and expectations with respect to managing risk associated with volatile jet fuel prices;
•	the Company’s expectations with respect to liquidity, including anticipated needs for, and sources of, funds;
•	the Company’s assessment of market risks;
•
the Company’s plans and expectations related to its acquisition of AirTran, including, without limitation, the Company’s integration plans and expectations and the anticipated impact of the acquisition on (i) the Company’s results of operations; (ii) the Company’s growth plans, including its network and fleet plans; (iii) the Company’s customer experience; and (iv) the Company’s ability to respond to the economic and competitive challenges of the airline industry; and

•	the Company’s plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
•	the impact of the economy on the demand for air travel and fluctuations in consumer demand generally for the Company’s services;
•	the impact of fuel prices and economic conditions on the Company’s overall business plan and strategies;
•
the Company’s ability to successfully integrate AirTran and the Company’s related ability to (i) maintain positive relations with employees and employee representatives, (ii) timely and effectively address related collective bargaining agreements, and (iii) retain key AirTran employees;

•	the Company’s ability to realize expected synergies from the AirTran acquisition;
•
the Company’s ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and the impact of technological initiatives on the Company’s operations and reporting;

•	the Company’s ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•	actions of competitors, including, without limitation, pricing, scheduling, and capacity decisions, and consolidation and alliance activities;
•	the Company’s dependence on third parties to assist with implementation of certain of its initiatives;
•	the impact of governmental legislation and regulation on the Company’s operations, fuel hedging strategies, and costs; and
•
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At June 30, 2011, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was an asset of $367 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of June 30, 2011, the Company had eight counterparties with which the derivatives held were a net asset, totaling $553 million, and one counterparty with which the derivatives held were a net liability of  $186 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At June 30, 2011, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or is posted by the Company if the value of derivatives is a liability to the Company.

At June 30, 2011, of the $110 million in cash collateral deposits held by the Company, $75 million has been netted against the noncurrent fuel derivative assets from that counterparty within Other assets in the Consolidated Balance Sheet and $35 million was netted against current fuel derivative instruments within Other current assets. At June 30, 2011, of the $195 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $86 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $109 million was netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet.  No aircraft were pledged as collateral at June 30, 2011. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of June 30, 2011, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would have to provide an additional $910 million in cash collateral to its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection.  The vast majority of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (WTI).  In recent periods, however, the spread between WTI and jet fuel has widened, which has led to more of the Company’s hedges being ineffective.  Jet fuel prices have more closely correlated with changes in the price of Brent crude oil (Brent).  Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI stays at current levels or continues to widen, the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about Market Risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. On May 2, 2011, the Company completed the acquisition of AirTran.  The Company is currently integrating policies, processes, People, technology, and operations for the combined Company.  Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Various purported class action lawsuits were filed by stockholders of AirTran that challenged the acquisition of AirTran by the Company.

On September 28, 2010, Frederick Leonelli filed a purported class action lawsuit (the “Leonelli complaint”) on behalf of himself and similarly situated AirTran stockholders in the First Judicial District Court of the State of Nevada for Carson City against AirTran, Robert L. Fornaro, AirTran’s Chairman, President and Chief Executive Officer, Arne G. Haak, AirTran’s Senior Vice President of Finance, Treasurer and Chief Financial Officer, each member of the AirTran board of directors, the Company, and Guadalupe Holdings Corp. (“Merger Sub”). The Leonelli complaint generally alleged that the consideration received by AirTran’s stockholders in the merger was unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement. The Leonelli complaint further alleged that AirTran, the Company, and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Leonelli complaint sought injunctive relief to (i) enjoin the defendants from consummating the merger unless AirTran adopted and implemented a procedure or process to obtain the highest possible price for AirTran’s stockholders and disclosed all material information to AirTran’s stockholders, (ii) direct the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction in the best interests of AirTran’s stockholders, and (iii) rescind the merger agreement, including the deal protection devices that may have precluded premium competing bids for AirTran.  It also sought plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and such other and further equitable relief as the court may deem just and proper. On the same day, Frank Frohman filed a second purported AirTran shareholder class action lawsuit (the “Frohman complaint”) in the same court and against the same defendants (other than Mr. Haak) as the Leonelli complaint. The allegations in the Frohman complaint, as well as the relief requested, were generally the same as those set forth in the Leonelli complaint. The Frohman complaint was consolidated into the Leonelli complaint on December 9, 2010. On December 14, 2010, plaintiffs filed a consolidated complaint (the “Leonelli consolidated complaint”) asserting the same claims and requesting the same relief against the same defendants (other than Mr. Haak). The Leonelli consolidated complaint also included new allegations, as part of its breach of fiduciary duty claim, that the individual AirTran defendants caused the Company to file a Form S-4 Registration Statement with the SEC on November 19, 2010 which omitted or misrepresented material information regarding the merger. AirTran and the individual AirTran defendants filed a motion to dismiss the Leonelli consolidated complaint on January 7, 2011, which was joined by the Company and Merger Sub on the same day.

Four purported AirTran shareholder class action lawsuits were also filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Harry Hoffner filed a purported class action lawsuit on September 30, 2010 against the same defendants (other than Mr. Haak and Merger Sub) as in the Leonelli complaint. This was followed by lawsuits filed by Robert Debardelan on October 8, 2010, Thomas A. Rosenberger on October 12, 2010, and Robert Loretitsch on October 15, 2010 against the same defendants plus Merger Sub. The allegations in these actions, as well as the relief requested, are also generally the same as those set forth in the Leonelli complaint. On November 15, 2010, these actions were consolidated into one action styled In re AirTran Shareholder Litigation (the “consolidated Florida action”). On December 2, 2010, the consolidated Florida action was stayed in its entirety pending resolution of the earlier filed Leonelli complaint.

On October 8, 2010, Douglas Church filed another purported AirTran shareholder class action lawsuit (the “Church complaint”) in the Eighth Judicial District Court of the State of Nevada for Clark County against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations set forth in the Church complaint, as well as the relief requested, were generally the same as those set forth in the Leonelli complaint with one addition. The Church complaint additionally alleged, as part of its breach of fiduciary duty claim, that the individual AirTran defendants (other than Mr. Haak) received greater benefits under the merger agreement than other former AirTran stockholders. Mr. Church voluntarily dismissed his lawsuit on November 30, 2010, but on December 2, 2010, he re-filed a new lawsuit against the same defendants in the United States District Court for the District of Nevada (the “Church federal complaint”). The Church federal complaint makes the same claims and seeks the same relief as his original lawsuit, but includes new claims for alleged violations of Sections 14 and 20 of the Securities Exchange Act of 1934 for allegedly providing misleading and incomplete information in the Form S-4 Registration Statement filed with the SEC on November 19, 2010. Specifically, the Church federal complaint alleges that the disclosures contained in the Form S-4 Registration Statement omitted or misrepresented material information regarding the process of approving the merger agreement, the merger consideration, and the intrinsic value of AirTran. AirTran and the individual AirTran defendants filed a motion to dismiss the Church federal complaint on December 22, 2010, which remains pending.

On January 18, 2011, William Nesbit filed another purported AirTran shareholder class action lawsuit again in the United States District Court for the District of Nevada against the same defendants (other than Mr. Haak) as in the Leonelli complaint. The allegations and claims set forth in the Nesbit lawsuit, as well as the relief requested, are generally the same as those set forth in the Church federal complaint. On May 16, 2011, the Nesbit lawsuit was stayed pending resolution of the earlier filed Leonelli and Church complaints.

While the Company believes that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (“MOU”) on January 26, 2011 to settle those lawsuits. The settlement provided for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus sent to AirTran stockholders soliciting approval of the merger on February 11, 2011. The settlement also provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval and conditional certification of a settlement class. These terms were included in the stipulation of settlement entered into by the parties on May 6, 2011.  Final approval of the settlement was obtained on July 28, 2011 with the court reserving judgment on the amount of attorneys’ fees to be paid to class counsel.  The settlement resolves and releases on behalf of the entire class of former AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint filed in the consolidated action on February 1, 2010 broadened the allegations to add claims that Delta and AirTran conspired to cut capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act.  In addition to treble damages, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed.  The Court has not yet ruled on the class certification motion.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company issued 6,511,903 shares of common stock upon conversion by holders of $5,078,000 aggregate principal amount of the 5.25% Convertible Senior Notes due 2016 originally issued by AirTran and $69,500,000 aggregate principal amount of the 5.50% Convertible Senior Notes due 2015 originally issued by AirTran.  Such shares of common stock were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None

Item 6.                                   Exhibits

a)	Exhibits

2.1
Agreement and Plan of Merger among Southwest Airlines Co., AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

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

10.1	Supplemental Agreement No. 73 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2
$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011(File No. 1-7259)).

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

The Company is not filing certain instruments evidencing indebtedness entered into during the quarter ended June 30, 2011 because the total amount of securities authorized under any single such instrument does not exceed 10 percent of the Company’s total consolidated assets.  Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

August 5, 2011	By	/s/ Laura Wright

Laura Wright
Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger among Southwest Airlines Co., AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 73 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
10.2
$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011(File No. 1-7259)).

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

The Company is not filing certain instruments evidencing indebtedness entered into during the quarter ended June 30, 2011 because the total amount of securities authorized under any single such instrument does not exceed 10 percent of the Company’s total consolidated assets.  Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Exhibit 31.1

CERTIFICATION

I, Gary C. Kelly, Chief Executive Officer of Southwest Airlines Co., certify that:

1.           I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2011 of Southwest Airlines Co.;

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

(c)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 5, 2011

By:	/s/ Gary C. Kelly
Gary C. Kelly
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Laura H. Wright, Chief Financial Officer of Southwest Airlines Co., certify that:

1.           I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2011 of Southwest Airlines Co.;

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

(c)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 5, 2011

By:	/s/ Laura H. Wright
Laura H. Wright
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Southwest Airlines Co. (the “Company”) for the period ended June 30, 2011 as filed with the Securities and Exchange Commission (the “Report”), Gary C. Kelly, Chief Executive Officer of the Company, and Laura H. Wright, Chief Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 5, 2011

By:	/s/ Gary C. Kelly
Gary C. Kelly
Chief Executive Officer

By:	/s/ Laura H. Wright
Laura H. Wright
Chief Financial Officer