Form 10-Q
period 2011-09-30
SOUTHWEST AIRLINES CO
filed 2011-10-25
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Number of shares of Common Stock outstanding as of the close of business on October 19, 2011: 778,522,395

TABLE OF CONTENTS TO FORM 10-Q

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2011 and 2010
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
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$1,261
Short-term investments	2,640	2,277
Accounts and other receivables	369	195
Inventories of parts and supplies, at cost	459	243
Deferred income taxes	-	214
Prepaid expenses and other current assets	110	89
Total current assets	4,594	4,279

Property and equipment, at cost:
Flight equipment	15,451	13,991
Ground property and equipment	2,303	2,122
Deposits on flight equipment purchase contracts	229	230
	17,983	16,343
Less allowance for depreciation and amortization	6,149	5,765
	11,834	10,578
Goodwill	970	-
Other assets	487	606
	$17,885	$15,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,083	$739
Accrued liabilities	1,193	863
Air traffic liability	2,058	1,198
Current maturities of long-term debt	986	505
Total current liabilities	5,320	3,305

Long-term debt less current maturities	3,220	2,875
Deferred income taxes	1,856	2,493
Deferred gains from sale and leaseback of aircraft	78	88
Other non-current liabilities	926	465
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,222	1,183
Retained earnings	5,251	5,399
Accumulated other comprehensive loss	(513)	(262)
Treasury stock, at cost	(283)	(891)
Total stockholders' equity	6,485	6,237
	$17,885	$15,463

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Passenger	$4,014	$3,032	$10,829	$8,544
Freight	35	31	103	94
Other	262	129	618	352
Total operating revenues	4,311	3,192	11,550	8,990

OPERATING EXPENSES:
Salaries, wages, and benefits	1,146	938	3,226	2,748
Fuel and oil	1,586	926	4,150	2,681
Maintenance materials and repairs	272	196	717	556
Aircraft rentals	90	43	214	135
Landing fees and other rentals	257	210	705	606
Depreciation and amortization	191	161	523	469
Acquisition and integration	22	1	97	1
Other operating expenses	522	362	1,372	1,022
Total operating expenses	4,086	2,837	11,004	8,218

OPERATING INCOME	225	355	546	772

OTHER EXPENSES (INCOME):
Interest expense	50	43	143	126
Capitalized interest	(3)	(5)	(8)	(15)
Interest income	(1)	(2)	(8)	(9)
Other (gains) losses, net	405	(13)	351	138
Total other expenses (income)	451	23	478	240

INCOME (LOSS) BEFORE INCOME TAXES	(226)	332	68	532
PROVISION (BENEFIT) FOR INCOME TAXES	(86)	127	42	204

NET INCOME (LOSS)	$(140)	$205	$26	$328

NET INCOME (LOSS) PER SHARE, BASIC	$(0.18)	$0.27	$0.03	$0.44

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.18)	$0.27	$0.03	$0.44

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	792	746	773	745
Diluted	792	747	774	746

Cash dividends declared per common share	$0.0045	$0.0045	$0.0135	$0.0135

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140)	$205	$26	$328
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization	191	161	523	469
Unrealized (gain) loss on fuel derivative instruments	393	(17)	274	171
Deferred income taxes	(90)	20	33	96
Amortization of deferred gains on sale and
leaseback of aircraft	(3)	(3)	(10)	(10)
Changes in certain assets and liabilities (excluding the effects of acquired business):
Accounts and other receivables	11	42	(96)	(66)
Other current assets	(42)	7	(180)	(6)
Accounts payable and accrued liabilities	(39)	(5)	266	189
Air traffic liability	(92)	(63)	485	379
Cash collateral received from (provided to)
derivative counterparties	(409)	15	(429)	150
Other, net	2	23	93	(408)
Net cash provided by (used in) operating activities	(218)	385	985	1,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	-	-	(35)	-
Payments for purchase of property and equipment, net	(276)	(100)	(548)	(398)
Purchases of short-term investments	(1,525)	(1,151)	(4,788)	(4,331)
Proceeds from sales of short-term investments	1,664	939	4,414	3,484
Net cash used in investing activities	(137)	(312)	(957)	(1,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	4	10	35	45
Proceeds from termination of interest rate
derivative instrument	-	-	76	-
Payments of long-term debt and capital lease obligations	(48)	(39)	(110)	(123)
Payments of convertible debt	-	-	(81)	-
Payment of credit line borrowing	-	-	-	(44)
Payments of cash dividends	(3)	(3)	(14)	(13)
Repurchase of common stock	(175)	-	(175)	-
Other, net	(2)	1	(4)	5
Net cash used in financing activities	(224)	(31)	(273)	(130)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(579)	42	(245)	(83)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,595	989	1,261	1,114

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,016	$1,031	$1,016	$1,031

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$48	$33	$130	$101
Income taxes	$-	$105	$5	$144

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Fair value of equity consideration given to acquire AirTran	$-	$-	$523	$-
Fair value of common stock issued for conversion of debt	$-	$-	$78	$-

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company” or “Southwest”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2011 and 2010 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  Financial results for the Company and airlines in general can be seasonal in nature.  In many years, the Company’s revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters.  Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets.  These and other factors, such as the price of jet fuel in some periods, the nature of the Company’s fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company’s financial results.  See Note 5 for further information on fuel and the Company’s hedging program. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2010.

2.  AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.
On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for Southwest Airlines Co. (“Southwest Airlines”) common stock and cash. Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft (B717) and Boeing 737-700 aircraft (B737), throughout the United States and to select international locations. Approximately half of AirTran Airways’ flights originate or terminate at its largest hub in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. The Company believes the acquisition of AirTran positions it to respond better to the economic and competitive challenges of the industry because, among other reasons: (i) it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company previously did not serve, (ii) it expands the Company’s presence in slot-controlled markets  (New York LaGuardia/Ronald Reagan Washington National Airport), and (iii) it provides access to near-international leisure markets in the Caribbean and Mexico.

The accompanying unaudited Condensed Consolidated Financial Statements include the results of operations and cash flows for AirTran from May 2, 2011 through September 30, 2011. AirTran will not be considered a separate segment for financial reporting purposes. In addition, as a result of the manner in which the acquisition and related transactions were structured, AirTran’s public debt is now a direct obligation of Southwest Airlines, which eliminates the subsequent need for reporting of stand-alone AirTran financial results.  For the three and nine months ended September 30, 2011, total operating revenues of $758 million and $1.3 billion and net income of $3 million and net loss of $24 million, respectively, are attributable to AirTran and are included in the Company’s unaudited Condensed Consolidated Statement of Operations.

Equity transaction
Each share of AirTran Holdings common stock was exchanged for $3.75 in cash and 0.321 shares of Southwest Airlines common stock. The common stock consideration was based on the average of the Southwest Airlines closing common stock price for the 20 trading days ending April 27, 2011, which was $11.90. The transaction valued AirTran Holdings common stock at approximately $7.57 per share, or $1.0 billion in the aggregate. Stockholders of AirTran Holdings, including those holding restricted stock awards, received approximately 44 million shares of Southwest Airlines common stock, which represented approximately 5.6 percent of the Southwest Airlines common shares outstanding. Additionally, holders of AirTran Holdings equity received cash of $518 million, including $7 million in cash for the fair value of AirTran stock options and performance share units. Including AirTran debt outstanding at the acquisition date (including convertible notes outstanding at the acquisition date) and capitalized aircraft operating leases, the total transaction value was approximately $3.2 billion. Subsequent to the acquisition date, a portion of the convertible notes previously held by AirTran note holders were either converted or called by the Company for an aggregate of approximately seven million shares of Southwest Airlines common stock and $81 million in cash. The equity transaction did not contain any contingent consideration arrangements.

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings. For the three and nine month periods ended September 30, 2011, the Company incurred consolidated acquisition-related costs of $22 million and $97 million, respectively, primarily consisting of financial advisory fees and consulting, severance, and technology costs. In the Company’s unaudited Condensed Consolidated Statement of Operations, these costs are classified as Acquisition and integration expenses.

Tax matters
AirTran experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the acquisition. Section 382 of the Code imposes an annual limitation on the amount of taxable income generated subsequent to the ownership change that may be offset with Federal net operating loss carryforwards (“NOLs”) of the corporation incurred before the ownership change. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change. As of the acquisition date, AirTran had NOLs of $542 million, which expire between 2017 and 2029, available to offset future taxable income, resulting in a deferred tax asset of $190 million, which represents the expected tax benefit of the NOLs. No valuation allowance was necessary. The Company currently expects that the ownership change resulting from the AirTran acquisition will not significantly limit its ability to use AirTran’s NOL and alternative minimum tax credit carryforwards in the carryforward period.

Recording of assets acquired and liabilities assumed
The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. Fair value adjustments made during the third quarter of 2011 primarily included a $13 million increase in the value assigned to the deferred tax asset, a $7 million reduction in the value assigned to the customer relationship intangible, and the related impact on goodwill. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. The Company expects to finalize these amounts prior to December 31, 2011. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in millions)	May 2, 2011
Assets
Cash and cash equivalents	$477
Restricted cash	6
Other current assets	234
Operating property and equipment	1,151
Goodwill	970
Other identified intangibles	125
Deferred income taxes	163
Other noncurrent assets	45
Liabilities
Long-term debt and capital leases, including current portion	(1,119)
Air traffic liability	(354)
Other liabilities assumed	(657)
Net assets acquired	$1,041

The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of AirTran’s aircraft and operating leases. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as industry pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The fair value of AirTran’s frequent flyer program liability was estimated based on the weighted average equivalent ticket value of outstanding frequent flyer credits that were expected to be redeemed as of May 2, 2011. The income approach was primarily used to value intangible assets, including customer relationships and marketing agreements, noncompete agreements with certain AirTran executives, the AirTran trademark and trade name, and certain domestic airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Intangible assets
Identifiable intangibles were created as a result of the acquisition of AirTran, which will be amortized as follows:

•	Customer Relationships: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the customer relationships are expected to provide.

•	Trademarks/Trade names: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the assets are expected to provide.

•	Domestic Slots: Straight-line amortization for owned slots based on the applicable estimated useful life. Straight-line amortization for leased slots over the applicable lease term.

•	Internally developed software: Straight-line amortization over the expected useful life of the software.

•	Non-compete agreements: Straight-line amortization over the expected useful life of the applicable contract.

The identifiable intangibles created as a result of the acquisition have been amortized from the acquisition date. The aggregate amortization expense for the three and nine months ended September 30, 2011, was $9 million and $16 million, respectively. Estimated aggregate amortization expense for the remainder of 2011 and the five succeeding years and thereafter is as follows: 2011 – $9 million, 2012 – $20 million, 2013 – $15 million, 2014 – $11 million, 2015 – $9 million, 2016 – $7 million, 2017 and thereafter - $38 million. The following table is a summary of the acquisition date fair value estimates of the acquired identifiable intangible assets, weighted-average useful lives, and balance of accumulated amortization as of September 30, 2011:

	Estimated fair value	Weighted-average	Accumulated
	of asset/(liability)	useful life	amortization
	(in millions)	(in years)	(in millions)
Customer relationships/marketing agreements	$39	4	$8
Trademarks/trade names	36	3	5
Domestic Slots	43	24	1
Internally developed software	2	2	1
Noncompete agreements	5	2	1
Total	$125	10	$16

Leasehold Interest
Lease fair value adjustments for operating leases were created as a result of the acquisition of AirTran. The fair value adjustments represent the net present value of the differences between contractual lease rates and the estimated fair market lease rates for similar leased assets at the acquisition date. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. As of September 30, 2011, the lease fair value adjustments are classified within Other assets and Other non-current liabilities in the amounts of $2 million and $376 million, respectively. The lease fair value adjustments are amortized on a straight-line basis to aircraft rentals over the individual applicable remaining lease terms. The aggregate amortization income (reduction of expense) for the three and nine months ended September 30, 2011, was $10 million and $16 million, respectively. Estimated aggregate amortization income (reduction of expense) for the remainder of 2011 and the five succeeding years and thereafter is as follows: 2011 - $10 million, 2012 - $39 million, 2013 - $39 million, 2014 - $39 million, 2015 - $39 million, 2016 - $39 million, 2017 and thereafter - $155 million.  The weighted-average useful life for the leasehold interest asset is 9 years and for the leasehold interest liability is 10 years, for a total weighted-average leasehold useful life of 10 years.

Goodwill
Goodwill in the amount of $970 million has been recorded for the acquisition of AirTran. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of AirTran includes:
•	The synergies and other benefits that are expected to result from combining the operations of AirTran with the operations of the Company; and
•	Any intangible assets that do not qualify for separate recognition, such as the AirTran trained and assembled workforce.

The recorded amounts for assets and liabilities are provisional and subject to change. However, the Company does not expect that any future adjustments will be material. The following are the more significant items that are subject to change:

•	The fair value of specific executory contracts, and deferred income taxes and liabilities, pending finalization of valuation efforts; and
•	The purchase price allocable to goodwill, as a result of changes to the aforementioned items.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations.

Pro forma impact of the acquisition
The unaudited pro forma results presented below include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. The pro forma results include the amortization associated with estimates (certain of which are preliminary) for the acquired intangible assets, fair value adjustments for deferred revenue, favorable/unfavorable leasehold interests, property and equipment, and long-term debt. In addition, the pro forma results do not include any anticipated synergies, or the assumption of hedge accounting for AirTran’s derivative instruments, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share data)	2011	2010	2011	2010
Total operating revenues	$4,312	$3,860	$12,495	$10,961
Net income	(157)	231	7	345
Net income per share, basic	(0.20)	0.29	0.01	0.44
Net income per share, diluted	(0.20)	0.29	0.01	0.44

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On December 29, 2010, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when a business combination occurs, the company must only disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures under Topic 805, “Business Combinations”, formerly Statement of Financial Accounting Standards No. 141(R), to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Because the Company acquired AirTran on May 2, 2011, the Company implemented this ASU for the interim period ended June 30, 2011. The Company has prepared pro forma disclosures to include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. There are no non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. See Note 2.

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

On September 15, 2011, the FASB ratified ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.   As a result of the acquisition of AirTran on May 2, 2011, the Company recognized goodwill. The Company plans to perform its annual impairment test during the fourth quarter ending December 31, 2011. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2011-08 on its future goodwill impairment tests.

4.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
NUMERATOR:
Net income (loss)	$(140)	$205	$26	$328

DENOMINATOR:
Weighted average shares
outstanding, basic	$792	$746	$773	$745
Dilutive effect of Employee stock
awards	-	1	1	1
Adjusted weighted-average shares
outstanding, diluted	792	747	774	746

NET INCOME (LOSS) PER SHARE:
Basic	$(0.18)	$0.27	$0.03	$0.44

Diluted	$(0.18)	$0.27	$0.03	$0.44

Antidilutive stock options
excluded from calculations	48	64	48	70

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

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  For third quarter 2011, the Company had fuel derivatives in place related to approximately 39 percent of its fuel consumption.  As of September 30, 2011, the Company had fuel derivative instruments in place to provide coverage on a portion of its remaining 2011 estimated fuel consumption at varying WTI price levels.  The following table provides information about the Company’s (inclusive of fuel derivative instruments acquired from Air Tran – See Note 2) volume of fuel hedging for the remainder of 2011, as well as the years 2012 through 2015.

Fuel hedged as of
September 30, 2011
Period (by year)	(gallons in millions)
Fourth quarter 2011	177
2012	1,341
2013	969
2014	777
2015	357

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting.  Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the statement of operations.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to Other (gains) losses, net in the statement of operations in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2010 or during the nine months ended September 30, 2011.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2011	12/31/10	9/30/2011	12/31/10
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$-	$151	$-	$16
Fuel derivative contracts (gross)	Other assets	-	547	-	88
Fuel derivative contracts (gross)	Accrued liabilities	71	122	138	18
Fuel derivative contracts (gross)	Other noncurrent liabilities	361	71	157	9
Interest rate derivative contracts	Other current assets	1	73	6	-
Interest rate derivative contracts	Other assets	63	-	-	-
Interest rate derivative contracts	Other noncurrent liabilities	-	-	136	4

Total derivatives designated as hedges		$496	$964	$437	$135

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$-	$164	$-	$284
Fuel derivative contracts (gross)	Other assets	-	212	-	304
Fuel derivative contracts (gross)	Accrued liabilities	257	40	525	222
Fuel derivative contracts (gross)	Other noncurrent liabilities	109	33	635	257

Total derivatives not designated as hedges		$366	$449	$1,160	$1,067

Total derivatives		$862	$1,413	$1,597	$1,202

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	September 30,	December 31,
(in millions)	location	2011	2010
Cash collateral deposits provided	Offset against Other
to counterparties - noncurrent	noncurrent liabilities	$246	$125
Cash collateral deposits provided	Offset against Accrued
to counterparties - current	liabilities	212	-
Cash collateral deposits held from	Offset against Other
counterparty - noncurrent	assets	-	60
Cash collateral deposits held from	Offset against Other
counterparty - current	current assets	-	-
Due to third parties for settled fuel contracts	Accrued liabilities	10	-
Receivable from third parties for settled	Accounts and other
fuel contracts	receivables	-	1
Net unrealized (gains) losses from fuel	Accumulated other
hedges, net of tax	comprehensive (income) loss	469	250

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010:

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2011		2010		2011		2010		2011	2010
Fuel derivative
contracts	$417	*	$(122	)*	$45	*	$77	*	$85	$(24)
Interest rate
derivatives	30	*	12	*	-		-		-	-

Total	$447			$(110)	$45		$77		$85	$(24)

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2011		2010		2011		2010		2011	2010
Fuel derivative
contracts	$297	*	$66	*	$78	*	$226	*	$127	$26
Interest rate
derivatives	34	*	34	*	-		-		-	-

Total	$331		$100		$78		$226		$127	$26

* Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2011	2010	on derivatives
Fuel derivative contracts	$284	$(26)	Other (gains) losses, net

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2011	2010	on derivatives
Fuel derivative contracts	$129	$13	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2011 and 2010 of $36 million and $37 million, respectively, and the nine months ended September 30, 2011 and 2010 of $93 million and $98 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Operations.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2011, were approximately $228 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2011.  In addition, as of September 30, 2011, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $198 million, net of taxes.  These net losses were recognized in third quarter 2011 and prior periods, and are reflected in Retained earnings as of September 30, 2011, but the underlying derivative instruments will not expire/settle until fourth quarter 2011 or future periods.

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

AirTran has also entered into a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, the Company pays fixed rates between 4.34 percent and 6.435 percent and receives either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. The notional amount of outstanding debt related to interest rate swaps as of September 30, 2011, was $451 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At September 30, 2011, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2011, at which such postings are triggered:

Counterparty (CP)
	A		B		C	D	E	Other(a)	Total
(in millions)
Fair value of fuel derivatives	$(256)		$(228)		$(95)	$(50)	$(23)	$(5)	$(657)
Cash collateral held from (by) CP	(205)		(220)		(33)	-	-	-	(458)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	0 to (300)		0 to (125)		>(50)	>(75)	>(50)
	or >(700)		or >(625)
Cash is received from CP	>40		>150		>200(c)	>125(c)	>250
Aircraft or cash can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700	)(d)	(625	)(d)
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	0 to (300)		0 to (125)		(b)	(b)	(b)
	or >(700)		or >(625)
Cash is received from CP	(b)		(b)		(b)	(b)	(b)
Aircraft can be pledged to CP	(300) to		(125) to		N/A	N/A	N/A
	(700)		(625)

(a) Individual counterparties with fair value of fuel derivatives <$15 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash or pledging aircraft as collateral. No aircraft were pledged as collateral as of September 30, 2011.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of September 30, 2011, $64 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty.  In addition, in connection with interest rate swaps entered into by AirTran, a total of $34 million in collateral had been provided to two counterparties at September 30, 2011, as a result of net liability derivative positions with those counterparties. The outstanding interest rate net derivative positions with all other counterparties at September 30, 2011, were assets to the Company.

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

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income (loss) and Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three months ended September 30,
(In millions)	2011	2010
Net income (loss)	$(140)	$205
Unrealized gain (loss) on fuel derivative instruments,
net of deferred taxes of ($233) and $124	(372)	199
Unrealized gain (loss) on interest rate swaps,
net of deferred taxes of ($19) and ($7)	(30)	(12)
Other, net of deferred taxes of ($3) and $1	(4)	1
Total other comprehensive income (loss)	(406)	188

Comprehensive income (loss)	$(546)	$393

	Nine months ended September 30,
(In millions)	2011	2010
Net income	$26	$328
Unrealized gain (loss) on fuel derivative instruments,
net of deferred taxes of ($137) and $100	(219)	160
Unrealized gain (loss) on interest rate swaps,
net of deferred taxes of ($22) and ($21)	(34)	(34)
Other, net of deferred taxes of $1 and $0	2	(1)
Total other comprehensive income (loss)	(251)	125

Comprehensive income (loss)	$(225)	$453

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2011:

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at June 30, 2011	$(97)	$(38)	$28	$(107)
Changes in fair value	(417)	(30)	(4)	(451)
Reclassification to earnings	45	-	-	45
Balance at September 30, 2011	$(469)	$(68)	$24	$(513)

	Fuel	Interest		Accumulated other
	hedge	rate		comprehensive
(In millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2010	$(250)	$(34)	$22	$(262)
Changes in fair value	(297)	(34)	2	(329)
Reclassification to earnings	78	-	-	78
Balance at September 30, 2011	$(469)	$(68)	$24	$(513)

7.  OTHER ASSETS AND LIABILITIES

	September 30,	December 31,
(In millions)	2011	2010
Derivative contracts	$-	$307
Intangible assets	168	60
Non-current investments	112	97
Other	207	142
Other assets	$487	$606

	September 30,	December 31,
(In millions)	2011	2010
Retirement plans	$83	$171
Aircraft rentals	107	27
Vacation pay	239	200
Advances and deposits	39	33
Derivative contracts	116	79
Workers compensation	155	142
Deferred taxes	159	-
Other	295	211
Accrued liabilities	$1,193	$863

	September 30,	December 31,
(In millions)	2011	2010
Postretirement obligation	$105	$91
Non-current leasehold interest	337	-
Construction obligation	152	86
Other	332	288
Other non-current liabilities	$926	$465

8.  AIRTRAN LONG-TERM DEBT

As discussed in Note 2, in connection with the acquisition of AirTran, the Company became the holder of $1.1 billion of debt previously issued by AirTran Holdings.  Subsequent to the acquisition date, holders of all of the approximately $70 million (par value) in 5.5% convertible notes due 2015 converted such securities receiving $73 million in cash and 6.2 million shares of Southwest Airlines common stock. All of the approximately $5 million (par value) of 7.0% convertible notes due 2023 were called by Southwest and fully repaid with cash. In addition, the Company terminated AirTran’s $100 million combined revolving credit and letter of credit facility.  As of September 30, 2011, the following debt remained outstanding (in millions):

(In millions)	September 30, 2011
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2020, 1.91 percent
weighted-average interest rate as of September 30, 2011	$616
Fixed-rate aircraft notes payable through 2018, 7.02 percent
weighted-average interest rate as of September 30, 2011	43

Fixed-rate B717 aircraft notes payable through 2017, 10.43 percent
weighted-average interest rate as of September 30, 2011	78
5.25% convertible senior notes due 2016	119
Total long-term debt	856
Less current maturities of long-term debt	(75)
Long-term debt less current maturities	$781

As discussed further in Note 5, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of September 30, 2011, aggregate principal maturities of AirTran debt and capital leases (not including amounts associated with interest rate swap agreements and interest on capital leases) were $24 million for the remainder of 2011, $66 million in 2012, $77 million in 2013, $76 million in 2014, $90 million in 2015, $193 million in 2016, and $320 million thereafter.

At September 30, 2011, the net book value of the assets pledged as collateral for the AirTran B737 and B717 aircraft notes payable, primarily aircraft and engines, was $922 million.

B737 Aircraft purchase financing facilities
For purposes of financing the future acquisition of B737 aircraft from Boeing, AirTran has previously entered into aircraft purchase financing facilities.  As of September 30, 2011, a total of 30 aircraft were financed under these debt facilities.

As of September 30, 2011, 27 B737 aircraft were financed under floating-rate facilities.  Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months as applicable. As of September 30, 2011, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities with the exception of two aircraft loans. Under the aircraft loans for such two aircraft, the right to prepay without penalty commences on the second anniversary, March 2012, or third anniversary, January 2013, of the date such loans were made. The notes mature in years 2016 to 2020.

As of September 30, 2011, three B737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. Payments of principal and interest under the notes are payable semi-annually.  The remaining debt outstanding may be prepaid without penalty. The notes mature in years 2016 to 2018.

Fixed-rate B717 aircraft notes payable
As of September 30, 2011, eight B717 aircraft were pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs). Principal and interest payments on the EETCs are due semi-annually through April 2017.

5.25% Convertible senior notes
In October 2009, AirTran completed a public offering of $115 million of convertible senior notes due in 2016.  The net proceeds from the offering were used for general corporate purposes.  Such notes bear interest at 5.25% payable semi-annually, in arrears, on May 1 and November 1.  As a result of the acquisition, the 5.25% convertible senior notes are convertible into AirTran conversion units of 164.136 per $1,000 in principal amount of such notes. This is equal to shares of Southwest Airlines common stock at a conversion rate of 52.6877 shares and $615.17 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their 5.25% convertible senior notes into shares of common stock at their option at any time. The 5.25% convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the 5.25% convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the 5.25% convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option is required to be separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Southwest Airlines common stock price, was performed for the debt with and without the equity to measure the equity component. The value allocated to the conversion option of $35 million is classified as permanent equity. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes.

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

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of September 30, 2011, the Company had recorded construction cost incurred of $152 million as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, it is expected the Company would begin depreciating the assets over their estimated useful lives, and would reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

Unsecured Revolving Credit Facility
On April 28, 2011, the Company entered into a new $800 million unsecured revolving credit facility expiring in April 2016 and terminated its previous facility, which would have expired in October 2012, as well as AirTran’s previous facility.  Other than an increased borrowing capacity, the Company’s new facility is substantially the same as the previous facility.  At the Company’s option, interest on the new facility can be calculated on one of several different bases.  The new facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined.  As of September 30, 2011, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

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

As of September 30, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government.  Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company determines the value of option contracts utilizing a standard option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by financial institutions that trade these contracts.  Because certain of the inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3.  The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available.  This plan is a deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code.  This plan is funded through qualifying Employee contributions, and it impacts the Company’s earnings through changes in the fair value of plan assets.

All of the Company’s auction rate security instruments, totaling $81 million at September 30, 2011, are classified as available-for-sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company determines the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value related to auction rate security instruments as of September 30, 2011, the Company has recorded a temporary unrealized decline in fair value of $15 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 7 years to 36 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $367 million of these instruments at par value.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$891	$891	$-	$-
Commercial paper	117	-	117	-
Certificates of deposit	8	-	8	-
Short-term investments:
Treasury bills	2,354	2,354	-	-
Certificates of deposit	226	-	226	-
Commercial paper	60	-	60	-
Noncurrent investments (b)
Auction rate securities	81	-	-	81
Certificates of deposit	25	-	25	-
Interest rate derivatives (see Note 5)	64	-	64	-
Fuel derivatives:
Swap contracts (c)	216	-	216	-
Option contracts (c)	582	-	-	582
Other available-for-sale securities	5	-	-	5
Total assets	$4,629	$3,245	$716	$668

Liabilities
Fuel derivatives:
Swap contracts (c)	$(440)	$-	$(440)	$-
Option contracts (c)	(1,015)	-	-	(1,015)
Interest rate derivatives (see Note 5)	(130)	-	(130)	-
Total liabilities	$(1,585)	$-	$(570)	$(1,015)

(a)	Cash equivalents is primarily composed of money market investments.
(b)	Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(d)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from or provided to counterparties. See Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents	$1,261	$1,261	$-	$-
Short-term investments:
Treasury bills	2,010	2,010	-	-
Certificates of deposit	267	-	267	-
Noncurrent investments (a)	93	-	-	93
Interest rate derivatives	73	-	73	-
Fuel derivatives:
Swap contracts (b)	33	-	33	-
Option contracts(b)	233	-	-	233
Swap contracts (c)	286	-	286	-
Option contracts(c)	788	-	-	788
Other available-for-sale securities	39	34	-	5
Total assets	$5,083	$3,305	$659	$1,119

Liabilities
Fuel derivatives:
Swap contracts (b)	$(387)	$-	$(387)	$-
Option contracts(b)	(119)	-	-	(119)
Swap contracts (c)	(476)	-	(476)	-
Option contracts(c)	(216)	-	-	(216)
Interest rate derivatives	(4)	-	(4)	-
Total liabilities	$(1,202)	$-	$(867)	$(335)

(a)	Auction rate securities included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(b)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.
(c)	In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 5.

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2011.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at June 30, 2011	$846	$84		$5	$935
Total gains or (losses) (realized or unrealized)
Included in earnings	(635)	-		-	(635)
Included in other comprehensive income	(624)	(3)		-	(627)
Purchases	105	-		-	105
Sales	(93)	-		-	(93)
Settlements	(32)	-		-	(32)
Balance at September 30, 2011	$(433)	$81	(a)	$5	$(347)

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2011	$(614)	$-		$-	$(614)

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at December 31, 2010	$686	$93		$5	$784
Total gains or (losses) (realized or unrealized)
Included in earnings	(438)	-		-	(438)
Included in other comprehensive income	(439)	2		-	(437)
Purchases	425	-		-	425
Sales	(499)	(14)		-	(513)
Settlements	(168)	-		-	(168)
Balance at September 30, 2011	$(433)	$81	(a)	$5	$(347)

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2011	$(405)	$-		$-	$(405)

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three and nine months ended September 30, 2011 and 2010.

The carrying amounts and estimated fair values of the Company’s (including AirTran) long-term debt (including current maturities) at September 30, 2011, are contained in the below table.  The estimated fair values of publicly held long-term debt were based on quoted market prices.

	Carrying	Estimated fair
(In millions)	value	value
10.5% Notes due 2011	$399	$391
French credit agreements due 2012	10	10
6.5% Notes due 2012	379	385
5.25% Notes due 2014	350	367
5.75% Notes due 2016	271	298
5.25% Convertible senior notes due 2016	120	114
5.125% Notes due 2017	300	322
French credit agreements due 2018	69	69
Fixed rate B717 aircraft notes payable through 2017 - 10.43%	68	73
Fixed rate B737 aircraft notes payable through 2018 - 7.02%	41	44
Term loan agreement due 2019 - 6.64%	276	282
Term loan agreement due 2019 - 6.84%	105	114
Term loan agreement due 2020 - 5.223%	496	447
Floating rate B737 aircraft notes payable through 2020 - 1.91%	634	634
Pass through certificates due 2022	411	420
7.375% Debentures due 2027	64	81

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant Southwest comparative operating statistics for the three and nine months ended September 30, 2011 and 2010 are included below. As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, these statistics include the operations of AirTran since May 2, 2011, but prior to that date only include the operations of Southwest.

	Three months ended September 30,
	2011	2010	Change
Revenue passengers carried	28,208,036	22,879,097	23.3%
Enplaned passengers	35,010,060	27,814,896	25.9%
Revenue passenger miles (RPMs) (000s)	27,322,289	20,673,082	32.2%
Available seat miles (ASMs) (000s)	33,318,089	25,557,692	30.4%
Load factor(1)	82.0%	80.9%	1.1	pts
Average length of passenger haul (miles)	969	904	7.2%
Average aircraft stage length (miles)	690	653	5.7%
Trips flown	359,630	287,200	25.2%
Average passenger fare	$142.31	$132.53	7.4%
Passenger revenue yield per RPM (cents)	14.69	14.67	0.1%
Operating revenue per ASM (cents)	12.94	12.49	3.6%
Passenger revenue per ASM (cents)	12.05	11.86	1.6%
Operating expenses per ASM (cents)	12.26	11.10	10.5%
Operating expenses per ASM, excluding fuel (cents)	7.50	7.47	0.4%
Fuel costs per gallon, including fuel tax	$3.23	$2.47	30.8%
Fuel costs per gallon, including fuel tax, economic	$3.18	$2.38	33.6%
Fuel consumed, in gallons (millions)	490	375	30.7%
Active fulltime equivalent Employees	45,112	34,836	29.5%
Aircraft in service at period-end(2)	699	547	27.8%

(1) Revenue passenger miles divided by available seat miles.
(2) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

	Nine months ended September 30,
	2011	2010	Change
Revenue passengers carried	76,437,631	65,739,354	16.3%
Enplaned passengers	94,040,092	79,063,561	18.9%
Revenue passenger miles (RPMs) (000s)	72,402,024	58,041,024	24.7%
Available seat miles (ASMs) (000s)	89,281,174	73,648,997	21.2%
Load factor(1)	81.1%	78.8%	2.3	pts
Average length of passenger haul (miles)	947	883	7.2%
Average aircraft stage length (miles)	679	646	5.1%
Trips flown	974,221	836,314	16.5%
Average passenger fare	$141.67	$129.97	9.0%
Passenger revenue yield per RPM (cents)	14.96	14.72	1.6%
Operating revenue per ASM (cents)	12.94	12.21	6.0%
Passenger revenue per ASM (cents)	12.13	11.60	4.6%
Operating expenses per ASM (cents)	12.32	11.16	10.4%
Operating expenses per ASM, excluding fuel (cents)	7.68	7.52	2.1%
Fuel costs per gallon, including fuel tax	$3.17	$2.48	27.8%
Fuel costs per gallon, including fuel tax, economic	$3.16	$2.36	33.9%
Fuel consumed, in gallons (millions)	1,307	1,075	21.6%
Active fulltime equivalent Employees	45,112	34,836	29.5%
Aircraft in service at period-end(2)	699	547	27.8%

(1) Revenue passenger miles divided by available seat miles.
(2) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
	2011	2010	Change	2011	2010	Change

Operating income, as reported	$225	$355		$546	$772
Add/(Deduct): Reclassification between Fuel
and oil and Other (gains) losses, net,
associated with current period settled contracts	(3)	(1)		6	(13)
Add/(Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	27	34		11	145
Add: Acquisition and integration costs, net (a)	22	1		95	1
Add: Charge for Asset Impairments, net (a)	14	-		14	-
Operating income, non-GAAP	$285	$389	(26.7)	$672	$905	(25.7)

Net income (loss), as reported	$(140)	$205		$26	$328
Add/(Deduct): Mark-to-market impact from fuel
contracts settling in current and future periods	288	(27)		148	4
Add/(Deduct): Ineffectiveness from fuel hedges
settling in future periods	78	(24)		115	22
Add/(Deduct): Other net impact of fuel contracts
settling in the current or a prior period
(excluding reclassifications)	27	34		11	145
Income tax impact of fuel contracts	(154)	7		(105)	(64)
Add: Acquisition and integration costs, net (b)	14	-		59	1
Add: Charge for Asset Impairments, net (b)	9	-		9	-
Net income, non-GAAP	$122	$195	(37.4)	$263	$436	(39.7)

Net income (loss) per share, diluted, as reported	$(0.18)	$0.27		$0.03	$0.44
Add/(Deduct): Net impact to net income (loss) above
from fuel contracts divided by dilutive shares	0.30	(0.01)		0.22	0.14
Add: Impact of special items, net (b)	0.03	-		0.09	-
Net income per share, diluted, non-GAAP	$0.15	$0.26	(42.3)	$0.34	$0.58	(41.4)

Operating expenses per ASM (cents)	12.26	11.10		12.32	11.16
Deduct: Fuel expense divided by ASMs	(4.76)	(3.63)		(4.64)	(3.64)
Deduct: Impact of special items, net (a)	(0.12)	-		(0.12)	-
Operating expenses per ASM, non-GAAP,
excluding fuel and special items (cents)	7.38	7.47	(1.2)	7.56	7.52	0.5

* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.

(a) Amounts net of profitsharing impact on charges incurred through March 31, 2011. The Company amended its profitsharing plan during second quarter 2011 to defer the profitsharing impact of integration costs incurred from April 1, 2011 through December 31, 2013. The profitsharing impact of these costs will be realized in 2014 and beyond.
(b) Amounts net of taxes and profitsharing as described in footnote (a) above.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges the Company believes are not indicative of its ongoing operational performance.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include charges for the three and nine months ended September 30, 2011 of $22 million and $97 million, respectively (before the impact of profitsharing and/or taxes) related to expenses associated with the Company's acquisition and integration of AirTran and a charge for the three months ended September 30, 2011 of $17 million (before the impact of profitsharing and/or taxes) for an asset impairment related to the Company’s recent decision not to equip its Classic (737-300/500) aircraft with Required Navigation Performance (RNP) capabilities.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods.  As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results.

Material Changes in Results of Operations

Overview

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, on May 2, 2011, the Company consummated its acquisition of AirTran.  For GAAP reporting, the accompanying results of operations and cash flows for the three and nine months ended September 30, 2011, contain AirTran’s results beginning as of the date of acquisition, while the prior year only includes the results of Southwest for all periods presented.  In certain discussions that follow, primarily those involving forward-looking information used in the projection of future results, the Company has chosen to make comparisons to prior year “combined” results or measures in order to provide more meaningful information since all future results for Southwest will include AirTran results.  Prior year combined results consist of the combination of Southwest and AirTran stand-alone results, without any retrospective application of acquisition-related accounting adjustments.
The Company’s third quarter 2011 net loss was $140 million, or $0.18 per share, diluted, compared to the Company’s third quarter 2010 net income of $205 million, or $0.27 per share, diluted. The Company’s net income for the nine months ended September 30, 2011, was $26 million, or $0.03 per share, diluted, versus net income of $328 million, or $0.44 per share, diluted in the same prior year period. On a non-GAAP basis, the Company’s third quarter 2011 net income was $122 million, or $0.15 per share, diluted, which was 37.4 percent lower than the Company’s third quarter 2010 net income of $195 million, or $0.26 per share, diluted, on a non-GAAP basis.  On a year-to-date basis, non-GAAP net income was $263 million or $.34 per share, diluted, compared to non-GAAP net income of $436 million, or $.58 per share, diluted, in the same prior year period.  The primary reason for the difference between the Company’s GAAP and non-GAAP results in these periods was a significant fluctuation in the non-cash GAAP adjustments recorded as a result of the Company’s portfolio of future derivative contracts utilized in attempting to hedge against jet fuel price volatility, specifically within the Company’s 2012 through 2015 fuel hedge portfolio. See Note 5 to the unaudited Condensed Consolidated Financial Statements.  In addition, AirTran acquisition and integration-related expenses and an asset impairment charge contribute to the difference between GAAP and non-GAAP results.

The Company’s third quarter 2011 operating income, which excludes the majority of the impact of non-cash derivative adjustments, decreased 36.6 percent year-over-year.  The Company had operating income of $225 million in third quarter 2011 versus operating income of $355 million in third quarter 2010.  On a year-to-date basis, operating income was $546 million compared to operating income of $772 million in the same prior year period.  On a non-GAAP basis, the Company’s third quarter 2011 operating income was $285 million versus operating income of $389 million in third quarter 2010.  On a year-to-date basis, non-GAAP operating income was $672 million compared to operating income of $905 million in the same prior year period.  For both third quarter 2011 and on a year-to-date basis, the Company’s year-over-year decline in non-GAAP operating income primarily was driven by significant increases in jet fuel costs, which exceeded the additional revenues the Company was able to achieve through increased fares and other revenue-enhancing techniques.  Although the Company has made significant progress in increasing revenues, the Company’s results have been impacted by volatile energy prices and a challenging economic environment.  The Company achieved third quarter and year-to-date records in both Passenger revenue yield and load factor (the percentage of seats filled, or RPMs divided by ASMs). However, the Company’s economic fuel cost per gallon increased 33.6 percent, resulting in year-over-year declines in both non-GAAP operating income and net income.

The Company believes that its acquisition of AirTran positions it to better respond to the economic and competitive challenges of the industry because:

•	it grows the Company’s presence in key markets it did not previously serve and represents a significant step toward positioning the Company for future growth;
•
it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company previously did not serve;

•	it expands the Company’s presence in slot-controlled markets where the Company previously had little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;
•	it expands the Company’s service in other key domestic markets, including Boston and Baltimore, and adds destinations to its route system;
•	it increases the Company’s share of current domestic market share capacity (as measured by ASMs);
•
it provides access to near-international leisure markets in the Caribbean and Mexico, as well as smaller cities, and provides firsthand and meaningful insight into these new expansion opportunities; and

•	based on current operations, the combined company is expected to serve more than 100 million customers annually from more than 100 different U.S. and near-international destinations.

The Company currently believes the transaction has the potential to yield net annual synergies of more than $400 million by 2013.  Excluding one-time acquisition and integration costs estimated to total approximately $500 million through 2014, the transaction is also expected to be accretive to the Company’s fully-diluted earnings per share in 2011 and 2012, and strongly accretive thereafter, upon full realization of the estimated net synergies.  In addition, although Southwest Airlines and AirTran Airways continue to operate as two separate airlines, the two carriers are complementary with little route overlap between the two carriers.  Strategically, both carriers have an emphasis on outstanding Customer service, high quality low-cost operations, solid low-fare brands, and strong Employee cultures.

The Company is making progress on the integration of AirTran into its operations and existing processes and believes that the acquisition and other current strategic initiatives discussed below, position the Company for significant future revenue growth.  The Company plans to have the vast majority of AirTran’s headquarters functions moved from Orlando to Dallas by the end of 2011, expects to have approval from the Federal Aviation Administration (the “FAA”) to achieve a single operating certificate in first quarter 2012, and plans to begin conversion of AirTran’s fleet to the Southwest livery beginning in 2012.  The Company has begun “optimizing” AirTran’s network, and is also planning to launch booking tools in the first half of 2012 to allow Customers of both entities to book flights on either carrier via southwest.com or airtran.com and to integrate the frequent flyer programs of the carriers.  In July 2011, the Company announced that the Southwest Airlines Pilots' Association (“SWAPA”), the union representing Southwest Airlines Pilots, and the Air Line Pilots Association (“ALPA”),  the union representing the pilots of AirTran Airways, had reached an agreement in principle, subject to the respective unions' board approval and membership ratification, to integrate the two groups' seniority lists.  However, the ALPA Master Executive Council determined not to send this agreement to its membership for vote.  In September 2011, the Company announced that another agreement in principle had been reached by such parties to integrate the two groups’ seniority lists.  The agreement in principle has been approved by SWAPA’s Board of Directors and ALPA’s Master Executive Council, allowing the membership of each union to review the proposed agreement and put it to a ratification vote.  In September 2011, the Transportation Workers of America, AFL-CIO (“TWU 566”), the union that represents Southwest Flight Attendants, and the Association of Flight Attendants (“AFA”), the union that represents AirTran Airways Flight Attendants, reached a process agreement regarding seniority list integration.  The process agreement establishes the policies and procedures that TWU 566 and AFA will follow to reach seniority list integration.

In addition to the AirTran acquisition, the Company’s other major strategic initiatives include the following:

•
Implementation of the Company’s All New Rapid Rewards® frequent flyer program, which took place in first quarter 2011 and which has exceeded the Company’s expectations in the number of frequent flyer members added, the amount spent per member on airfare, the number of Southwest/Chase co-branded credit card members added, and the number of frequent flyer points purchased by program members;

•
The addition of a larger aircraft, the Boeing 737-800, to the Company’s fleet, which is scheduled to begin in first quarter 2012 and is expected to allow the Company to profitably expand to new destinations, including near-international locations, generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls, and operate at a lower seat mile cost; and

•
The replacement of the Company’s reservations system, which is currently limited to domestic service,  which will allow the Company to add international destinations, as well as other important Customer Service automations and functionality.

Each of these initiatives is expected to contribute significant incremental revenues once fully implemented into the Company’s operations.

In third quarter 2011, the Company purchased seven new 737-700 aircraft from Boeing and retired two older 737-300s from active service.   This activity brings the Company’s combined “active” fleet to 699 aircraft at September 30, 2011, including the 88 Boeing 717-200s and 52 Boeing 737-700s received as a result of the Company’s acquisition of AirTran.  The Company currently expects to end 2011 with 698 aircraft.  The Company plans to be aggressive in its efforts to optimize the combined Southwest and AirTran networks and redeploy capacity more profitably.  On a combined basis, the Company expects to fly approximately two percent more ASMs for fourth quarter 2011, compared to combined fourth quarter 2010 results, and currently plans for 2012 combined ASMs to be approximately equal to its 2011 combined ASMs.

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

Revenues

The following table presents the consolidated operating revenues for the Company for the three months ended September 30, 2011 compared to prior year reported results, as well as a reconciliation of the impact of the AirTran acquisition on the comparative results (in millions, except for percentage changes):

				Dollar change	Dollar change	Percent change
	Three months ended			attributable	excluding	excluding
	September 30,		Dollar	to AirTran	AirTran	AirTran
	2011	2010	change	results	results	results
OPERATING REVENUES:
Passenger	$4,014	$3,032	$982	$656	$326	10.8
Freight	35	31	4	-	4	12.9
Other	262	129	133	102	31	24.0
Total operating revenues	$4,311	$3,192	$1,119	$758	$361	11.3

On a consolidated basis, operating revenues for the three months ended September 30, 2011, increased by $1.1 billion, or 35.1 percent, compared to third quarter 2010.    The majority of the increase was due to the inclusion of third quarter 2011 results of AirTran. Excluding the third quarter 2011 results of AirTran, operating revenues for third quarter 2011 increased by $361 million, or 11.3 percent, compared to third quarter 2010, primarily due to a $326 million, or 10.8 percent, increase in Passenger revenues. Approximately 47 percent of this increase in Passenger revenues was attributable to the increase in Southwest Airlines’ capacity versus third quarter 2010.  In addition, approximately 41 percent of this increase was due to a higher yield as the Company has implemented fare increases in an attempt to buffer a portion of the impact of the higher fuel costs.  Southwest Airlines’ Passenger revenue yields increased 4.4 percent, and average Passenger fare increased 9.6 percent compared to third quarter 2010.  In addition to the fare increases the Company has been able to implement and other revenue management techniques, the year-over-year increase in Passenger revenues benefitted from continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its product and service from competitors.

Despite a cautious economic outlook, the Company’s booking trends remain strong.  Importantly, business travel has remained stable since spring.  Based on October traffic and booking trends, thus far, the Company expects solid passenger unit revenue year-over-year growth in the fourth quarter of 2011.  In the event of continued volatility in energy prices, the Company expects it could continue to raise fares and pursue other revenue-enhancement opportunities, which could result in a decrease in passenger demand for domestic air travel.

Consolidated freight revenues for third quarter 2011 increased by $4 million, or 12.9 percent, compared to third quarter 2010, primarily as a result of higher average rates charged.  The Company expects fourth quarter 2011 consolidated freight revenues to be comparable to third quarter 2011’s $35 million.    Excluding the third quarter 2011 results of AirTran, Other revenues increased by $31 million, or 24.0 percent, compared to third quarter 2010.  The majority of this increase was a result of higher revenues associated with commissions earned from programs the Company sponsors with certain business partners, such as the Company sponsored co-branded Visa card. Other revenues for AirTran for third quarter 2011 included approximately $43 million in baggage fees collected from Customers.   The Company expects consolidated Other revenues for fourth quarter 2011 to exceed combined results for fourth quarter 2010.

Operating expenses

Consolidated operating expenses for third quarter 2011 increased by $1.2 billion, or 44.0 percent, compared to third quarter 2010, while capacity increased 30.4 percent compared to third quarter 2010 primarily due to the inclusion of AirTran’s operating expenses during the period.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  Excluding the third quarter 2011 results of AirTran, operating expenses increased 17.9 percent.  The following tables present the Company’s operating expenses per ASM for third quarter 2011 and third quarter 2010, and year-over-year dollar changes for the same periods showing a reconciliation of the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a dollar basis (excluding the 2011 results for AirTran) and/or on a per-ASM basis:

	Three months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2011		2010		change		change
Salaries, wages, and benefits	3.44	¢	3.67	¢	(0.23	) ¢	(6.3)
Fuel and oil	4.76		3.63		1.13		31.1
Maintenance materials
and repairs	0.82		0.77		0.05		6.5
Aircraft rentals	0.27		0.17		0.10		58.8
Landing fees and other rentals	0.77		0.82		(0.05)		(6.1)
Depreciation and amortization	0.57		0.63		(0.06)		(9.5)
Acquisition and integration	0.07		-		0.07		n.a.
Other operating expenses	1.56		1.41		0.15		10.6
Total	12.26	¢	11.10	¢	1.16	¢	10.5

				Dollar change	Dollar change	Percent change
(in millions, except for percentages)	Three months ended			attributable	excluding	excluding
	September 30,		Dollar	to AirTran	AirTran	AirTran
	2011	2010	change	results	results	results
OPERATING EXPENSES:
Salaries, wages, and benefits	$1,146	$938	$208	$141	$67	7.1
Fuel and oil	1,586	926	660	314	346	37.4
Maintenance materials
and repairs	272	196	76	66	10	5.1
Aircraft rentals	90	43	47	59	(12)	(27.9)
Landing fees and other rentals	257	210	47	43	4	1.9
Depreciation and amortization	191	161	30	16	14	8.7
Acquisition and integration	22	1	21	3	18	n.a.
Other operating expenses	522	362	160	98	62	17.1
Total operating expenses	$4,086	$2,837	$1,249	$740	$509	17.9

On a dollar basis, excluding the third quarter 2011 results for AirTran, operating expenses increased by $509 million for third quarter 2011 compared to third quarter 2010, approximately 68 percent of which was due to higher average jet fuel costs per gallon.  Consolidated operating expenses per ASM (unit costs) for third quarter 2011 increased 10.5 percent compared to third quarter 2010.  Approximately 97 percent of this increase was due to higher fuel costs, as the Company’s average jet fuel costs per gallon increased by 30.8 percent to $3.23, including the impact of hedging activity.  An increase in acquisition and integration expenses (incurred by Southwest) of $18 million also contributed to the year-over-year increase in costs on both a dollar and a per-ASM basis during third quarter 2011.  Excluding special items, the Company’s operating expenses per ASM, excluding fuel, decreased 1.2 percent to 7.38 cents for third quarter 2011 compared to the same prior year period.  Based on current cost trends, the Company expects its fourth quarter 2011 nonfuel unit costs, excluding special items, to increase approximately two percent from fourth quarter 2010’s combined nonfuel unit costs, excluding special items. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Excluding the third quarter 2011 results of AirTran, Salaries, wages, and benefits expense on a dollar basis for third quarter 2011 increased by $67 million compared to third quarter 2010.  The majority of this year-over-year increase was due to the increase in Southwest Airlines’ capacity and number of trips flown, partially offset by a decrease in profitsharing expense.  Consolidated Salaries, wages, and benefits expense per ASM for third quarter 2011 decreased 6.3 percent compared to third quarter 2010.  On a per-ASM basis, the majority of this decrease was a result of AirTran unit costs for Salaries, wages, and benefits being significantly lower than Southwest’s.  This decrease was partially offset by increases in average wage rates paid to the majority of Southwest’s workforce.  Based on current trends, the Company expects fourth quarter 2011 Salaries, wages, and benefits expense on a consolidated basis per ASM to increase from fourth quarter 2010’s combined results.

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

Excluding the third quarter 2011 results of AirTran, Fuel and oil expense for the three months ended September 30, 2011 increased by $346 million on a dollar basis compared to third quarter 2010.  On a per-ASM basis, consolidated Fuel and oil expense increased 31.1 percent.  Both of these increases were primarily due to a 30.8 percent increase in the Company’s average fuel cost per gallon.  Third quarter 2011 consolidated Fuel and oil expense also included the impact of a $22 million fuel tax refund, which reduced the Company’s average fuel cost per gallon by approximately 4 cents, partially offset by $13 million in net payments to counterparties associated with fuel derivatives settling in third quarter 2011.  On a consolidated basis, the Company had net hedging losses reflected in Fuel and oil expense totaling $37 million in third quarter 2011, while third quarter 2010 hedging losses recorded in Fuel and oil expense were $89 million.  However, these amounts exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of October 17, 2011, on an economic basis, the Company had combined derivative contracts in place related to expected future fuel consumption at the following levels:

Percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI crude-equivalent price levels
Average WTI Crude Oil
price per barrel	4Q 2011	First Half 2012	Second Half 2012
Up to $90		approx. 10%	approx. 10%
$90 to $100		approx. 15%	approx. 25%
$100 to $110	approx. 10%	approx. 20%	approx. 55%
$110 to $120	approx. 45%	approx. 25%	approx. 70%
Above $120*	approx. 40%	approx. 20%	approx. 50%

Percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI crude-equivalent price levels
2013	over 50%
2014	over 40%
2015	over 10%

* For first half 2012 and second half 2012, if average WTI market prices exceed $150 per barrel and $175 per barrel, respectively, the current estimated fuel consumption covered by fuel derivative contracts in each period would decrease to less than 5%.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in Accumulated other comprehensive income (“AOCI”), and these amounts will be recognized in the Company’s Statement of Operations in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts on a consolidated basis (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information) as well as the amount of deferred losses in AOCI at September 30, 2011, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at September 30,
Year	at September 30, 2011	2011 (net of tax)
2011	$(52)	$(55)
2012	(385)	(226)
2013	(248)	(156)
2014	28	1
2015	-	(33)
Total	$(657)	$(469)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle in 2011, the Company is providing a sensitivity table for fourth quarter 2011, first half 2012, and second half 2012 jet fuel prices on a consolidated basis at different WTI crude oil assumptions as of October 17, 2011, and for expected premium costs associated with settling contracts each period.

	Estimated difference in economic jet fuel price per gallon,
	above/(below) unhedged market prices, including taxes
Average WTI Crude Oil
price per barrel	4Q 2011	First Half 2012	Second Half 2012
$70	$0.11	$0.11	$0.20
$86*	$0.11	$0.06	$0.07
$100	$0.11	$0.03	$0.00
$115	$0.08	($0.03)	($0.20)

Estimated premium costs**	$14 million	$34 million	$63 million

* Based on the fourth quarter 2011 average WTI forward curve and market prices as of October 17, 2011, and current estimated fuel consumption covered by fuel derivative contracts, fourth quarter 2011 economic fuel price per gallon, including taxes, is estimated to be approximately $3.30 per gallon, or $0.11 above market prices.

** Premium costs are recognized as a component of Other (gains) losses net.

Excluding the third quarter 2011 results of AirTran, Maintenance materials and repairs expense for the three months ended September 30, 2011, increased by $10 million, or 5.1 percent, on a dollar basis compared to third quarter 2010.  This increase primarily was attributable to higher airframe expense associated with routine heavy maintenance checks.  On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 6.5 percent primarily as a result of higher engine expense, as AirTran’s Boeing 717 fleet has higher engine costs, on a flight hour basis, than Southwest’s all-Boeing 737 fleet.  In October 2011, the Company amended its engine maintenance contracts with GE Engine Services.  Previously, the engines on both its Classic fleet (737-300/500s) and its 737-700s were subject to “power-by-the-hour” agreements in which the cost was based on the number of engine hours flown.  The amended agreement for the Classic fleet has been deemed to no longer meet the risk-transfer criteria of a “power-by-the-hour” agreement, and thus expense will prospectively be recorded on a time and materials basis when an engine repair event takes place.  The maintenance contract for the engines on the Company’s 737-700 fleet was amended primarily to incorporate the 52 737-700s from the AirTran acquisition, and to extend the term of that agreement until December 31, 2021.  The amendments to both maintenance contracts are effective October 1, 2011. Based on the amended maintenance agreements in place, the Company currently expects Maintenance materials and repairs per ASM on a consolidated basis for fourth quarter 2011 to be comparable to combined fourth quarter 2010 results, based on currently scheduled airframe maintenance events, scheduled engine shop visits, and projected engine hours flown.

Excluding the third quarter 2011 results of AirTran, Aircraft rentals for the three months ended September 30, 2011, decreased $12 million, or 27.9 percent, on a dollar basis compared to third quarter 2010 as a result of amortization associated with the leasehold liability created as part of purchase accounting adjustments to reflect an unfavorable aircraft lease liability based on the estimated fair value of AirTran’s Boeing 717 leases.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  Excluding the impact of this amortization, year-over-year expense decreased slightly on a dollar basis. Aircraft rentals per ASM on a consolidated basis for the three months ended September 30, 2011, increased 58.8 percent compared to third quarter 2010.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Of the 140 aircraft in AirTran’s fleet, over 70 percent are operating leases, versus approximately 17 percent for Southwest’s fleet.  The Company currently expects Aircraft rentals per ASM on a consolidated basis for fourth quarter 2011 to decrease from fourth quarter 2010’s combined results, based on expected amortization associated with the aforementioned unfavorable aircraft lease liability and agreements in place for the Company’s combined current fleet.

Excluding the third quarter 2011 results of AirTran, Landing fees and other rentals for the three months ended September 30, 2011, increased by $4 million, or 1.9 percent, on a dollar basis compared to third quarter 2010.  The majority of the dollar increase was due to the increase in number of trips flown versus the same prior year period.  On a per-ASM basis compared to third quarter 2010, consolidated Landing fees and other rentals decreased 6.1 percent.  The decline on a per-ASM basis primarily was due to higher than anticipated credits (refunds) received in third quarter 2011 as a result of airports’ audits of prior period payments.  The Company currently expects consolidated Landing fees and other rentals for fourth quarter 2011 to be slightly higher than the combined fourth quarter 2010 results on a per-ASM basis.

Excluding the third quarter 2011 results of AirTran, Depreciation and amortization expense for the three months ended September 30, 2011, increased by $14 million, or 8.7 percent, on a dollar basis compared to third quarter 2010.  Approximately 70 percent of this increase in Depreciation and amortization expense was due to the amortization of the intangible assets recognized upon the acquisition of AirTran, such as customer relationships, trademarks, slots, domain name, and non-compete agreements, and approximately 20 percent was due to large projects that have been placed into service, such as the Company’s implementation of its All-New Rapid Rewards frequent flyer program. On a consolidated per-ASM basis, Depreciation and amortization expense decreased 9.5 percent, primarily due to the majority of AirTran’s fleet being on operating leases.  For fourth quarter 2011, the Company currently expects Depreciation and amortization expense per ASM on a consolidated basis to increase compared to fourth quarter 2010’s combined results, primarily due to the amortization of intangible assets.

On a consolidated basis for the three months ended September 30, 2011, the Company incurred $22 million of acquisition and integration costs related to the acquisition of AirTran. These costs primarily consisted of consulting and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Excluding the third quarter 2011 results of AirTran, Other operating expenses for the three months ended September 30, 2011, increased by $62 million on a dollar basis compared to third quarter 2010.  Approximately 27 percent of this increase was a result of a $17 million asset impairment related to the Company’s recent decision not to equip its Classic (737-300) aircraft with Required Navigation Performance (RNP) capabilities, approximately 14 percent of the increase was a result of revenue-related costs (such as credit card processing fees) associated with the 10.8 percent increase in Passenger revenues, and approximately 14 percent was due to technology and consulting costs associated with ongoing projects.  On a consolidated basis, Other operating expenses per ASM for the three months ended September 30, 2011, increased 10.6 percent compared to third quarter 2010.  Approximately 30 percent of this increase was due to the $17 million third quarter 2011 asset impairment. On a consolidated basis, for fourth quarter 2011, the Company currently expects Other operating expenses per ASM to increase slightly from fourth quarter 2010’s combined results, primarily due to advertising and revenue related costs.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2012.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Other

Consolidated Interest expense for the three months ended September 30, 2011, increased by $7 million, or 16.3 percent, compared to the same prior year period. The additional debt held by the Company in connection with the AirTran acquisition resulted in $9 million additional interest expense for the three months ended September 30, 2011.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Consolidated capitalized interest for the three months ended September 30, 2011, decreased by $2 million, or 40.0 percent, compared to the same prior year period, primarily due to a reduction in progress payment balances for scheduled future aircraft deliveries.

Consolidated Other (gains) losses, net, primarily includes amounts recorded in accordance with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
(In millions)	2011	2010
Mark-to-market impact from fuel contracts settling in future periods	$288	$(27)
Ineffectiveness from fuel hedges settling in future periods	78	(24)
Realized ineffectiveness and mark-to-market (gains) or losses	3	1
Premium cost of fuel contracts	36	37
	$405	$(13)

On a consolidated basis, the Company’s effective tax rate was approximately 38 percent in third quarter 2011 compared to 38 percent in third quarter 2010.  On a non-GAAP basis, the Company currently projects a full year 2011 effective tax rate of approximately 40 to 45 percent based on currently forecasted financial results. The higher full year rate is due to a portion of acquisition costs being non-deductible.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

Revenues

The following table presents the consolidated operating revenues for the Company for the nine months ended September 30, 2011 compared to prior year reported results, as well as a reconciliation of the impact of the acquisition on the comparative results (in millions, except for percentage changes):

				Dollar change	Dollar change	Percent change
	Nine months ended			attributable	excluding	excluding
	September 30,		Dollar	to AirTran	AirTran	AirTran
	2011	2010	change	results	results	results
OPERATING REVENUES:
Passenger	$10,829	$8,544	$2,285	$1,123	$1,162	13.6
Freight	103	94	9	-	9	9.6
Other	618	352	266	176	90	25.6
Total operating revenues	$11,550	$8,990	$2,560	$1,299	$1,261	14.0

On a consolidated basis, operating revenues for the first nine months of 2011 increased by $2.6 billion, or  28.5 percent, compared to the first nine months of 2010, primarily due to a $2.3 billion, or  26.7 percent, increase in Passenger revenues.  In addition, for the first nine months of 2011, increased operating revenues on a dollar basis reflect the inclusion of AirTran’s operating revenues from May 2, 2011.  Excluding the May 2 through September 30, 2011, results of AirTran, operating revenues for the first nine months of 2011 increased by $1.3 billion, or 14.0 percent, compared to the first nine months of 2010, primarily due to a $1.2 billion, or 13.6 percent increase in Passenger revenues.  Nearly 47 percent of this increase in Passenger revenues was attributable to the increase in year-over-year Southwest Airlines’ capacity, while approximately 31 percent was due to the increase in year-over-year yield.

Consolidated freight revenues for the first nine months of 2011 increased by $9 million, or  9.6 percent, compared to the first nine months of 2010, primarily as a result of higher average rates charged.  Excluding the May 2 through September 30, 2011, results of AirTran, Other revenues increased $90 million, or 25.6 percent, compared to the first nine months of 2010, primarily as a result of revenues from initiatives such as the Company’s EarlyBird product, and service charges for unaccompanied minors and for pets.  Other revenues for AirTran from May 2 through September 30, 2011 included approximately $74 million in baggage fees collected from Customers.

Operating expenses

Consolidated operating expenses for the nine months ended September 30, 2011,increased by $2.8 billion, or 33.9 percent, compared to the first nine months of 2010, while capacity was 21.2 percent higher than in the first nine months of 2010, primarily due to inclusion of AirTran’s operating expenses from May 2, 2011.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines primarily are driven by changes in capacity, or ASMs.  Excluding the May 2 through September 30, 2011 results of AirTran, operating expenses increased 18.5 percent.  The following tables present the Company’s consolidated operating expenses per ASM for the first nine months of 2011 and the first nine months of 2010, and year-over-year dollar changes for the same periods showing a reconciliation of the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a dollar basis (excluding the 2011 results for AirTran) and/or on a per-ASM basis.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2011		2010		change		change
Salaries, wages, and benefits	3.61	¢	3.73	¢	(0.12	) ¢	(3.2)
Fuel and oil	4.64		3.64		1.00		27.5
Maintenance materials
and repairs	.80		.75		0.05		6.7
Aircraft rentals	.24		.18		0.06		33.3
Landing fees and other rentals	.79		.82		(0.03)		(3.7)
Depreciation and amortization	.59		.64		(0.05)		(7.8)
Acquisition and integration	.11		-		0.11		n.a.
Other operating expenses	1.54		1.40		0.14		10.0
Total	12.32	¢	11.16	¢	1.16	¢	10.4

				Dollar change	Dollar change	Percent change
	Nine months ended			attributable	excluding	excluding
(in millions, except for percentages)	September 30,		Dollar	to AirTran	AirTran	AirTran
	2011	2010	change	results	results	results
OPERATING EXPENSES:
Salaries, wages, and benefits	$3,226	$2,748	$478	$240	$238	8.7
Fuel and oil	4,150	2,681	1,469	530	939	35.0
Maintenance materials
and repairs	717	556	161	112	49	8.8
Aircraft rentals	214	135	79	99	(20)	(14.8)
Landing fees and other rentals	705	606	99	72	27	4.5
Depreciation and amortization	523	469	54	26	28	6.0
Acquisition and integration	97	1	96	27	69	n.a.
Other operating expenses	1,372	1,022	350	163	187	18.3
Total operating expenses	$11,004	$8,218	$2,786	$1,269	$1,517	18.5

On a dollar basis, excluding the May 2 through September 30, 2011, results of AirTran, operating expenses for the first nine months of 2011 increased by $1.5 billion compared to the same period of 2010.  The majority of the $1.5 billion increase in operating expenses was due to the $939 million increase in Fuel and oil expense, as a result of the Company’s higher fuel cost per gallon.  On a consolidated basis, operating expenses per ASM (unit costs) for the nine months ended September 30, 2011, increased 10.4 percent compared to the first nine months of 2010.  Approximately 86 percent of this increase was due to higher fuel costs, as the Company’s average jet fuel costs per gallon increased by 27.8 percent to $3.17, including the impact of hedging activity.  Excluding special items, the Company’s consolidated operating expenses per ASM, excluding fuel, increased 0.5 percent to 7.56 cents for the first nine months of 2011, compared to the same prior year period.

Excluding the May 2 through September 30, 2011, results of AirTran, Salaries, wages, and benefits expense on a dollar basis for the nine months ended September 30, 2011, increased by $238 million compared to the same period of 2010.  The majority of this year-over-year increase was due to the higher flight crew wages resulting from the increase in Southwest Airlines’ capacity and number of trips flown.  This increase was partially offset by lower profitsharing expense associated with the Company’s decline in 2011 earnings on a non-GAAP basis.  Consolidated Salaries, wages, and benefits expense per-ASM for the nine months ended September 30, 2011, decreased 3.2 percent compared to the first nine months of 2010.  The majority of this decrease was a result of AirTran unit costs for Salaries, wages, and benefits being significantly lower than Southwest’s, and the remainder of the decrease was due to lower year-over-year profitsharing expense.

Excluding the May 2 through September 30, 2011, results of AirTran, Fuel and oil expense for the nine months ended September 30, 2011, increased by $939 million on a dollar basis compared to the same period of 2010.  On a consolidated basis, Fuel and oil expense per ASM increased 27.5 percent.  Both of these increases were primarily due to the significant year-over-year increase in fuel cost per gallon.  On a consolidated basis, during the nine months ended September 30, 2011, the Company had hedging losses reflected in Fuel and oil expense totaling $37 million, while for the first nine months of 2010, hedging losses recorded in Fuel and oil expense were $270 million.  These totals exclude gains and/or losses recognized from hedge ineffectiveness and derivatives marked to market, which are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Excluding the May 2 through September 30, 2011, results of AirTran, Maintenance materials and repairs expense for the nine months ended September 30, 2011, increased $49 million, or 8.8 percent, on a dollar basis, compared  to the same period of 2010, as a result of higher airframe repairs expense associated with routine heavy maintenance checks.  On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 6.7 percent, primarily as a result of the inclusion of AirTran’s engine costs after May 2, 2011, which are higher than those incurred for Southwest’s fleet on a unit cost basis.

Excluding the May 2 through September 30, 2011, results of AirTran, Aircraft rentals for the nine months ended September 30, 2011, decreased $20 million, or 14.8 percent, on a dollar basis compared to the same period of 2010.  This decrease primarily was due to amortization associated with a leasehold liability created as a result of purchase accounting adjustments to reflect an unfavorable aircraft lease liability based on the estimated fair value of AirTran’s Boeing 717 leases.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  Excluding the impact of this amortization, year-over-year expense decreased $4 million, or 3.0 percent, on a dollar basis.  Aircraft rentals per ASM on a consolidated basis for the nine months ended September 30, 2011, increased 33.3 percent compared to the same period of 2010.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Of the 140 aircraft in AirTran’s fleet, over 70 percent are operating leases, versus approximately 17 percent for Southwest’s fleet.

Excluding the May 2 through September 30, 2011, results of AirTran, Landing fees and other rentals for the nine months ended September 30, 2011, increased by $27 million, or 4.5 percent, on a dollar basis compared to the same period of 2010, primarily due to the year-over-year increase in Southwest Airlines’ capacity and number of flights.  On a per-ASM basis, consolidated Landing fees and other rentals for the first nine months of 2011 decreased 3.7 percent compared to the first nine months of 2010.  The majority of the decrease on a per-ASM basis was due to credits (refunds) received in 2011 as a result of airports’ audits of prior periods, which exceeded the net credits received during the first nine months of 2010.

Excluding the May 2 through September 30, 2011, results of AirTran, Depreciation and amortization expense for the nine months ended September 30, 2011, increased $28 million, or 6.0 percent, on a dollar basis compared to the first nine months of 2010.  Approximately 68 percent of this increase was a result of amortization of intangible assets created as a result of the AirTran acquisition.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  The remainder of the increase primarily was due to large projects that have been placed into service, such as the Company’s implementation of a new Enterprise Resource Planning system, All-New Rapid Rewards frequent flyer program, and other technology projects.  Consolidated Depreciation and amortization expense on a per-ASM basis decreased 7.8 percent compared to the first nine months of 2010.  The majority of this decline was attributable to the fact that the majority of AirTran’s fleet is leased.

On a consolidated basis for the nine months ended September 30, 2011, the Company incurred $97 million of acquisition and integration expenses related to the acquisition of AirTran. These expenses primarily consisted of financial advisory fees, termination payments to certain executives, consulting, Employee retention, and technology expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Excluding the May 2 through September 30, 2011, results of AirTran, Other operating expenses on a dollar basis for the nine months ended September 30, 2011, increased $187 million compared to the same period of 2010.  Consolidated Other operating expenses per-ASM for the nine months ended September 30, 2011, increased 10.0 percent compared to the first nine months of 2010.  On both measures, these increases primarily were due to higher revenue related costs, such as credit card processing fees, associated with the increase in Passenger revenues.

Other

Consolidated Interest expense for the nine months ended September 30, 2011, increased by $17 million, or 13.5 percent, compared to the first nine months of 2010.   The additional debt held by the Company in connection with the AirTran acquisition resulted in $16 million additional interest expense for the nine months ended September 30, 2011.   See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Consolidated Capitalized interest for the nine months ended September 30, 2011, decreased by $7 million, or 46.7 percent, compared to the same prior year period, primarily due to a decrease in progress payment balances for scheduled future aircraft deliveries.

Consolidated Interest income for the nine months ended September 30, 2011, decreased by $1 million, or 11.1 percent, compared to the same prior year period, primarily due to  lower rates earned on invested cash and short-term investments.

Consolidated Other (gains) losses, net, primarily includes amounts recorded in connection with the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(In millions)	2011	2010
Mark-to-market impact from fuel contracts settling in future periods	$148	$4
Ineffectiveness from fuel hedges settling in future periods	115	22
Realized ineffectiveness and mark-to-market (gains) or losses	(6)	13
Premium cost of fuel contracts	93	98
Other	1	1
	$351	$138

The Company’s consolidated effective tax rate was approximately 61 percent for the nine months ended September 30, 2011,compared to 38 percent for the nine months ended September 30, 2010.  The higher rate for the first nine months of 2011 primarily was driven by the Company’s lower 2011 income before taxes, a portion of acquisition related costs being non-deductible, a $5 million charge as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a first quarter 2011 $2 million charge as a result of a State of Illinois tax law change.

Liquidity and Capital Resources

On a consolidated basis, net cash used in operating activities was $218 million for the three months ended September 30, 2011, compared to $385 million provided by operating activities in the same prior year period.  For the nine months ended September 30, 2011, net cash provided by operating activities was $985 million compared to $1.3 billion provided by operating activities in the first nine months of 2010.  Operating cash flows for the nine months ended September 30, 2011, were largely impacted by net income (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, $429 million in cash collateral deposits provided to counterparties associated with the Company’s fuel hedging program, and a fluctuation in the balances of accounts payable and accrued liabilities.  For the nine months ended September 30,  2011, there was a $485 million increase in Air traffic liability as a result of bookings for future travel, and a net $266 million increase in cash flow associated with higher balances in accounts payable and accrued liabilities.  For the nine months ended September 30,  2010, operating cash flows were primarily impacted by net income (as adjusted for noncash depreciation and amortization expense), a $379 million increase in Air traffic liability, a net $401 million purchase of fuel hedging option contracts that will settle in future years, and $150 million in cash deposits received from counterparties associated with the Company’s fuel hedging program.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

On a consolidated basis, net cash flows used in investing activities during the three months ended September 30, 2011, totaled $137 million compared to $312 million used in investing activities in the same prior year period.  For the nine months ended September 30, 2011, net cash flows used in investing activities was $957 million, compared to $1.2 billion used in the same prior year period.  Investing activities in both years primarily consisted of payments for new 737-700 aircraft purchased and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the nine months ended September 30, 2011, the Company’s short-term and noncurrent investments increased by a net $374 million, versus a net increase of $847 million during the same prior year period.

On a consolidated basis, net cash used in financing activities during the three months ended September 30, 2011, was $224 million, compared to $31 million used in financing activities for the same period in 2010.  For the nine months ended September 30, 2011, net cash used in financing activities was $273 million, compared to $130 million used in financing activities in the same prior year period.  During the nine months ended September 30, 2011, the Company repaid $110 million in debt and capital lease obligations, repurchased approximately $175 million of its outstanding common stock through a share repurchase program, and used $81 million in cash to repay convertible note holders. During the nine months ended September 30, 2010, the Company repaid $123 million in long-term debt and capital lease obligations that came due, repaid $44 million under a separate credit line borrowing, and received $45 million in proceeds associated with Employee stock plans.

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

During July 2011, the Company executed an agreement to lease five new 737-800 aircraft from a third party.  These aircraft are expected to be placed into service in mid-2012 and are expected to be utilized to replace older aircraft, which are currently scheduled to be retired.  As a result of the acquisition of AirTran, the Company has updated its material expected contractual obligations and commitments table to provide a consolidated forecast as of September 30, 2011, as well as a consolidated table relating to the acquisition of aircraft as of October 19, 2011:

	Obligations by period (in millions)
	Remainder	2012	2014	Beyond
Contractual obligations	of 2011	- 2013	- 2015	2015	Total
Long-term debt (1)	$446	$743	$745	$2,089	$4,023
Interest commitments - fixed (2)	34	249	197	220	700
Interest commitments - floating (3)	15	34	42	84	175
Operating lease commitments	157	1,476	1,198	2,487	5,318
Capital lease commitments	1	11	11	28	51
Aircraft purchase commitments (4)	123	1,936	2,108	1,230	5,397
Other commitments	52	278	110	717	1,157
Total contractual obligations	$828	$4,727	$4,411	$6,855	$16,821

(1) Includes principal only
(2) Related to fixed-rate debt only
(3) Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of September 30, 2011, and can be subject to significant fluctuation.
(4) Firm orders from Boeing

	The Boeing Company
	-700		-800		Purchase	Additional
	Firm		Firm	Options	Rights	-800s	Total
2011	2		-	-	-	-	2	*
2012	-		28	-	-	5	33
2013	23		-	8	-	-	31
2014	29		-	6	-	-	35
2015	26		-	1	-	-	27
2016	31		-	7	-	-	38
2017	5		-	17	-	-	22
Through 2021	-		-	-	98	-	98
Total	116	**	28	39	98	5	286

* The Company has already taken delivery of 18 737-700 aircraft through October 19, 2011.
** The Company is evaluating substituting 737-800s in lieu of 737-700 firm orders currently scheduled for 2013 through 2017.

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

The following table details information on the active aircraft in the Company’s combined fleet that were in service as of September 30, 2011:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	10	88	8	80
737-300	137	20	165	98	67
737-500	122	20	25	16	9
737-700	137	7	421	376	45
TOTALS		11	699	498	201

The Company expects to incur approximately $500 million in integration and acquisition costs associated with the AirTran acquisition, a portion of which will be in 2011, and which are expected to be funded with cash.  The Company believes that its current liquidity position, including cash and short-term investments of $3.7 billion as of September 30, 2011, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million, will enable it to incur future integration expenditures without adding significant further borrowings. See Note 9 to the unaudited Condensed Consolidated financial statements. Additionally, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has long-term debt maturities of $400 million in December 2011, and $385 million in March 2012.

On September 27, 2011, Fitch affirmed the Company’s debt rating of “BBB” and outlook as stable.  The ratings affirmation follows the closing of the AirTran Holdings acquisition and a continuation of generally positive demand and revenue trends in a still difficult 2011 industry operating environment.

The Company has various options available to meet its capital and operating commitments, including cash on hand and short-term investments of $3.7 billion at September 30, 2011, internally generated funds from operations, and its $800 million revolving credit facility that expires in April 2016.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing operating cash flow needs.  As of September 30, 2011, there were no amounts outstanding under the revolving credit facility.  The Company will also consider other borrowing or leasing options to supplement cash requirements as necessary.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  During third quarter 2011, the Company purchased approximately 21 million shares of its common stock for approximately $175 million of the $500 million in total currently authorized by the Board.  Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

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

•	the Company’s growth plans, including its capacity and fleet plans;
•	the Company’s projected results of operations;
•	the Company’s plans and expectations with respect to managing risk associated with volatile jet fuel prices;
•	the Company’s expectations with respect to liquidity, including anticipated needs for, and sources of, funds;
•	the Company’s assessment of market risks; and
•	the Company’s plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations.  Factors that could cause these differences include, among others:

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
•	the impact of the economy on the demand for air travel and the impact of fuel prices, economic conditions, and actions of competitors on the Company’s business decisions, plans, and strategies;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At September 30, 2011, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was a liability of $657 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of September 30, 2011, the Company had two counterparties with which the derivatives held were a net asset, totaling $4 million, and seven counterparties with which the derivatives held were a net liability of $661 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At September 30, 2011, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company or is posted by the Company if the value of derivatives is a liability to the Company.

At September 30, 2011, there were no cash collateral deposits held by the Company. At September 30, 2011, of the $458 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $246 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities, and $212 million was netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet.  No aircraft were pledged as collateral at September 30, 2011.  Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of September 30, 2011, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $800 million in cash collateral to its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection.  The majority of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (WTI).  In recent periods, however, the spread between WTI and jet fuel has widened, which has led to more of the Company’s hedges being ineffective.  Jet fuel prices have more closely correlated with changes in the price of Brent crude oil (Brent).  Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI stays at current levels or continues to widen, the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. On May 2, 2011, the Company completed the acquisition of AirTran.  The Company is currently integrating policies, processes, People, technology, and operations for the combined Company.  Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

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

While the Company believes that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (“MOU”) on January 26, 2011 to settle those lawsuits. The settlement provided for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus sent to AirTran stockholders soliciting approval of the merger on February 11, 2011. The settlement also provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval and conditional certification of a settlement class. These terms were included in the stipulation of settlement entered into by the parties on May 6, 2011.  Final approval of the settlement was obtained on July 28, 2011 and a final judgment and order of dismissal of the Leonelli consolidated complaint was entered on September 8, 2011.The final judgment resolves and releases on behalf of the entire class of former AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims. Accordingly, the Church action has also been dismissed and the Company is in the process of seeking dismissal of consolidated Florida and Nesbit actions.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
July 1, 2011 through
July 31, 2011	-	$-	-	$445,880,340	(1)
August 1, 2011 through
August 31, 2011	14,900,000	$8.29	14,900,000	$376,474,270
September 1, 2011 through
September 30, 2011	6,262,600	$8.22	6,262,600	$325,004,354
Total	21,162,600		21,162,600

(1)
 In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  During third quarter 2011, the Company purchased approximately 21 million shares of its common stock for approximately $175 million of the $500 million in total currently authorized by the Board.  Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 74 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

October 24, 2011	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 74 to Purchase Agreement No. 1810,
dated January 19, 1994, between The Boeing Company and Southwest. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.