Form 10-Q/A
period 2011-09-30
SOUTHWEST AIRLINES CO
filed 2011-11-08
CIK 92380

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

Explanatory Note

Southwest Airlines Co. (Company) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on October 25, 2011 (the “Form 10-Q”), for the sole purpose of correcting certain technical and formatting errors within its Interactive Data File included in the Form 10-Q filing as Exhibit 101.

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
dated January 19, 1994, between The Boeing Company and Southwest. (1) (2)
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

(2)	Previously filed on October 25, 2011 as part of the original filing of the Form 10-Q for the quarter ended September 30, 2011 (File 1-7259).
(3)	Previously furnished on October 25, 2011 as part of the original filing of the Form 10-Q for the quarter ended September 30, 2011 (File 1-7259).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

November 8, 2011	By	/s/ Laura Wright

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
dated January 19, 1994, between The Boeing Company and Southwest. (1) (2)
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

(2)	Previously filed on October 25, 2011 as part of the original filing of the Form 10-Q for the quarter ended September 30, 2011 (File 1-7259).
(3)	Previously furnished on October 25, 2011 as part of the original filing of the Form 10-Q for the quarter ended September 30, 2011 (File 1-7259).