Form 10-K
period 2011-12-31
SOUTHWEST AIRLINES CO
filed 2012-02-09
CIK 92380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,119,884,998 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on February 3, 2012: 772,906,217 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 16, 2012, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Company Overview

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Southwest ended 2011 serving 72 cities in 37 states throughout the United States, which included the addition of service in 2011 to two new states and three new cities: Charleston, South Carolina; Greenville-Spartanburg, South Carolina; and Newark, New Jersey. The Company has also announced its plan to expand Southwest service to its 38th state and 73rd city in February 2012, with the commencement of service to Atlanta, Georgia. Based on the most recent data available from the U.S. Department of Transportation, as of June 30, 2011, Southwest was the largest domestic air carrier in the United States, as measured by the number of originating passengers boarded.

Southwest principally provides point-to-point, rather than hub-and-spoke, service. This has enabled it to maximize the use of key assets, including aircraft, gates, and Employees, and has also facilitated its ability to provide its markets with frequent, conveniently timed flights and low fares. Point-to-point service is discussed in more detail below under “Company Operations — Route Structure.”

On May 2, 2011, the Company acquired all of the outstanding equity of AirTran Holdings, Inc. in exchange for common stock of the Company and cash. Each outstanding share of common stock of AirTran Holdings, Inc. was converted into the right to receive 0.321 shares of the Company’s common stock and $3.75 in cash, without interest. In connection with the acquisition, the Company also acquired AirTran Airways, Inc., which operates the passenger airline AirTran Airways. In addition to providing scheduled air transportation in the United States, AirTran provides service to selected international locations. The acquisition of AirTran allowed the Company to immediately and significantly expand and diversify its overall route network and thereby provide a near-term growth opportunity not otherwise available to the Company. These and other benefits of the acquisition are discussed further below under “Operating Strategies and Initiatives – Integration of AirTran” and “Operating Strategies and Initiatives — Network Optimization and Revenue Management.”

AirTran’s route system provides primarily hub-and-spoke, rather than point-to-point, service, with approximately half of AirTran’s flights currently originating or terminating at its largest hub in Atlanta, Georgia. AirTran also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Hub-and-spoke service is discussed in more detail below under “Company Operations — Route Structure.” AirTran ended 2011 serving 68 U.S. and near-international destinations, including San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; Oranjestad, Aruba; Punta Cana, Dominican Republic; and Bermuda. The Company has announced that, subject to required government and other approvals, AirTran expects to add service to Mexico City, Mexico and Austin, Texas beginning in May 2012 and to Cabo San Lucas, Mexico and Orange County, California beginning in June 2012. As part of its network optimization efforts, the Company has also decided to discontinue AirTran service to certain markets. As of January 31, 2012, AirTran served 65 destinations.

For the 39th consecutive year, the Company was profitable, earning $178 million. The Company’s consolidated financial results include the results, from and after May 2, 2011, of AirTran Holdings, LLC (the successor to AirTran Holdings, Inc.) and its subsidiaries, including, among others, AirTran Airways, Inc. At December 31, 2011, the total fleet operated by Southwest or AirTran consisted of 698 aircraft, including 610 Boeing 737s and 88 Boeing 717s.

Industry

The airline industry is extremely volatile and is subject to various challenges. Among other things, it is cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive, with generally low barriers to entry. The airline industry is also particularly susceptible to detrimental events such as acts of terrorism, poor weather, and natural disasters. Over the last decade, total financial losses for the U.S. airline industry have exceeded $50 billion. These losses were driven by factors such as 9/11, the worst economic recession in aviation history, and a worldwide credit crisis. In addition, in recent years the industry has been particularly negatively affected by high and volatile fuel prices. These factors have contributed to volatile and unpredictable demand for air travel and related cost and pricing challenges. Fuel costs alone have risen over 300 percent from 2000 levels. As a result, several U.S. airlines have ceased operations or reorganized through bankruptcy.

The U.S. economy has experienced a moderate recovery since emerging from recession in 2009; however, economic uncertainty continued to impact the airline industry in 2011, which resulted in continued industry restraint with respect to overall capacity (number of available seats). Although some air carriers, including Southwest, experienced modest year-over-year increases in capacity during most of 201l, overall domestic airline industry capacity remained below pre-recession levels. The leaner flight schedules have led to improvements in industry load factors (percentage of seats filled by fare-paying passengers) and yields (revenue production per passenger mile).

Company Operations

Route Structure

General

Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines (often referred to as “legacy” or “network” airlines). The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. Any issue at a hub, such as bad weather or a security problem, can create delays throughout the system. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct non-stop routing than hub-and-spoke service. This in turn has historically enabled Southwest to control delays and total trip time. For 2011, approximately 71 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 664 miles with an average duration of approximately 1.8 hours. For 2010, approximately 73 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 648 miles with an average duration of approximately 1.8 hours. The 2011 decrease in percentage of non-stop Customers reflects, in part, the Company’s network optimization efforts, which have included publishing more itineraries with enhanced connecting opportunities and which have also contributed to improved load factors. The Company’s network optimization is discussed in more detail below under “Operating Strategies and Initiatives – Network Optimization and Revenue Management.”

Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 25 weekday roundtrips from Dallas Love Field to Houston Hobby, 13 weekday roundtrips from Phoenix to Las Vegas, 13 weekday roundtrips from Burbank to Oakland, and 12 weekday roundtrips from Los Angeles International to Oakland. Southwest complements these high-frequency short-haul routes with long-haul non-stop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, and San Diego and Baltimore. As of December 31, 2011, Southwest served 479 non-stop city pairs.

Unlike Southwest, AirTran currently operates largely through a hub-and-spoke network system, with approximately half of its flights originating or terminating at its largest hub at Hartsfield-Jackson Atlanta International Airport. AirTran also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida.

International Service

Southwest does not currently provide international service; however, Southwest Customers are able to book international flights with connecting service by Volaris, Mexico’s second largest airline. Southwest offers connecting service opportunities from over 60 Southwest cities to different Volaris airports in Mexico including: Aguascalientes, Guadalajara, Mexico City (MEX), Mexico City-Toluca (TLC), Morelia, and Zacatecas. Behind the scenes, the Company’s International Connect portal conducts two separate transactions – one with Southwest’s reservation system and one with Volaris’s reservation system. Tying the two systems together provides Southwest Customers with an easy booking experience, one low fare, and thru-checking of luggage, and also blends the airlines’ flight schedules.

AirTran provides scheduled international service in San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; Oranjestad, Aruba; Punta Cana, Dominican Republic; and Bermuda. The Company has also announced that, subject to required government and other approvals, it plans to add AirTran service to Mexico City, Mexico in May 2012 and to Cabo San Lucas, Mexico in June 2012. The Company’s 2011 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $74 million. The remainder of the Company’s 2011 operating revenues, $15.6 billion, were attributable to domestic operations. The Company’s tangible assets primarily consist of flight equipment, which is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore the Company’s assets are not allocated to a geographic area.

Cost Structure

General

A key component of the Company’s business strategy has been its low-cost structure, which was designed to allow it to profitably charge low Southwest fares. Adjusted for stage length, Southwest and AirTran have lower unit costs, on average, than most major carriers. The Company’s low-cost structure has historically been facilitated by Southwest’s use of a single aircraft type, the Boeing 737, an operationally efficient point-to-point route structure, and highly productive Employees. Southwest’s use of a single aircraft type has allowed for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, Ft. Lauderdale/Hollywood, and Long Island Islip. These conveniently located airports are typically less congested than other airlines’ hub airports, which has enabled Southwest to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).With the acquisition of AirTran, the Company has added AirTran operations that include a new aircraft type, the Boeing 717, and an increased presence in larger markets and primary airports. As discussed further below under “Risk Factors,” these factors could diminish the Company’s low-cost advantage.

Impact of Fuel Costs on the Company’s Low-Cost Structure

In 2011, the Company experienced a significant increase in its Fuel and oil expense as a result of higher market prices. In addition, for the seventh consecutive year Fuel and oil expense represented the Company’s largest or second largest cost. The table below shows the Company’s average cost of jet fuel and oil over the past seven years and during each quarter of 2011.

Year	Cost (Millions)	Average Cost Per Gallon	Percent of Operating Expenses
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
First Quarter 2011	$1,038	$2.91	34.7%
Second Quarter 2011	$1,527	$3.30	38.9%
Third Quarter 2011	$1,586	$3.23	38.8%
Fourth Quarter 2011	$1,494	$3.25	37.7%

The Company enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address not only fuel price increases, but also fuel price volatility. For example, during 2008, market “spot” prices for crude oil peaked at a high of over $147 per barrel and hit a low of under $35 per barrel – both within a period of approximately five months. This led to the Company’s decision in late 2008 and early 2009 to significantly reduce its net fuel hedge position in place for 2009 through 2013. As a result of these activities, the Company effectively locked in some hedging-related losses for 2009 through 2013. In early 2009, the Company began to adjust its fuel hedge portfolio in an attempt to economically layer back in some protection in the event of a significant surge in market prices. Fuel prices settled into a more consistent range in 2010, but again significantly increased for 2011. In addition, the cost of hedging has increased with volatility in the fuel market. Therefore, the Company continues to actively manage its fuel hedge portfolio to address volatile fuel prices and, in particular, to mitigate the impact of significant increases in energy prices, while maintaining an objective to manage derivative premium costs. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Fare Structure

Southwest

Southwest offers a relatively simple fare structure that features low, unrestricted, unlimited, everyday coach fares, as well as even lower fares available on a restricted basis. Southwest bundles fares into three major categories: “Wanna Get Away,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer.

•	“Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are nonrefundable, but funds may be applied to future travel on Southwest.

•	“Anytime” fares are refundable and changeable, and funds may also be applied toward future travel on Southwest.

•	“Business Select” fares are refundable and changeable, and funds may be applied toward future travel on Southwest. Business Select fares also include additional perks such as priority boarding, a higher frequent flyer point multiplier than other Southwest fares, priority security and ticket counter access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

AirTran

AirTran also offers a user-friendly fare structure that features a variety of fares based on the length of the Customer’s advance purchase. In addition, AirTran currently offers a Business Class product. With the exception of Business Class fares, all AirTran fares are nonrefundable, but can be changed prior to departure, subject to payment of a service charge. AirTran Business Class fares are refundable and changeable and include additional perks such as priority boarding, oversized seats with additional leg room, bonus frequent flyer credit, no first or second bag fees, and complimentary cocktails onboard. In addition, AirTran’s Business Class product can be purchased separately or through an upgrade of a non-Business Class fare within 24 hours of travel.

Websites

Southwest.com

The Company’s Internet website, southwest.com, is the only avenue for Southwest Customers to purchase tickets online. During 2011, southwest.com accounted for approximately 78 percent of all Southwest bookings. In addition, for the year ended December 31, 2011, approximately 84 percent of Southwest’s Passenger revenues came through its website (including revenues from SWABIZ®, the Company’s business travel reservation web page). During 2010, the Company added functionality to southwest.com for the purpose of, among other things, providing more product options, driving better booking rates, and improving ancillary revenues. The 2010 enhancements also included improved navigation capabilities to make it easier for Customers to locate what they need. Any part of a trip can be planned directly from the southwest.com home page. In addition, southwest.com can recognize a Customer’s home airport and provide offers relevant to the Customer. Southwest.com can also remember a Customer’s most recent searches to make it easier for the Customer to shop for flights, cars, and hotels, and includes a shopping cart functionality that allows a Customer to purchase air, hotel, and car all at once. Customers can also book unaccompanied minor travel online. Southwest.com also highlights points of differentiation between Southwest and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online.

AirTran.com

The Internet is also an integral part of AirTran’s distribution network. Sales booked directly on airtran.com represent AirTran’s largest and most cost-effective form of distribution. In addition to being user-friendly and simple, AirTran’s website is designed to sell tickets efficiently. AirTran has added functionality to airtran.com that allows Customers to easily book and manage their travel, including the ability to retrieve and change future flight reservations, make seat selections, and checkin online. Sales through airtran.com produced approximately 53 percent of AirTran’s revenues during 2011 and approximately 57 percent of total bookings in 2011.

Operating Strategies and Initiatives

Major Strategic Initiatives

During 2011, the Company continued to address high jet fuel prices and economic uncertainty through its strategic initiatives. In particular, the Company focused on four major strategic initiatives: (i) integration of AirTran, (ii) implementation of Southwest’s All-New Rapid Rewards® frequent flyer program, (iii) incorporation of the Boeing 737-800 aircraft into the Southwest fleet and other fleet renewal and modernization strategies, and (iv) replacement of Southwest’s reservation system.

Integration of AirTran

During 2011, the Company began integrating AirTran into its operations. Although the Company anticipates full integration may take several years, it accomplished the following key integration milestones during 2011:

•	The Company moved the vast majority of AirTran’s headquarters functions from Orlando to Dallas.

•	The Company began optimizing AirTran’s network and released the first coordinated Southwest and AirTran flight schedules.

•	The Company took initial steps towards integrating the frequent flyer programs of Southwest and AirTran.

•

The Southwest Airlines Pilots’ Association (“SWAPA”), the union representing Southwest Pilots, the Air Line Pilots Association (“ALPA”), the union representing the Pilots of AirTran, and the Company reached an agreement to integrate the two Pilot groups’ seniority lists. The agreement was approved by SWAPA’s Board of Directors and ALPA’s Master Executive Council and was ratified by the membership of each union.

•

The Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”), the union that represents Southwest Flight Attendants, the Association of Flight Attendants (“AFA”), the union that represents AirTran Flight Attendants, and the Company reached an agreement to integrate the two Flight Attendant groups’ seniority lists. The agreement was approved by TWU 556’s Executive Board and AFA’s Master Executive Council and, in January 2012, was ratified by the membership of each union.

•

The Aircraft Mechanics Fraternal Association (“AMFA”), the union representing Southwest Aircraft Mechanics, the International Brotherhood of Teamsters, Local 528 (“IBT 528”), the union representing the AirTran Mechanics, and the Company reached a tentative agreement subject to a ratification vote by the unions’ respective memberships. The agreement would integrate the two groups’ seniority lists and also create a single labor agreement.

•

The Transportation Workers of America, AFL-CIO Local 557 (“TWU 557”), the union representing Southwest Flight Instructors, an Employee Committee representing the Flight Instructors of AirTran, and the Company reached an agreement to integrate the two groups’ seniority lists. TWU 557’s Executive Committee and the Employee Committee representing the AirTran Flight Instructors voted to pass the agreement forward to their respective members. The agreement was ratified by the respective memberships in January 2012.

During 2012, the Company expects to:

•

receive approval from the Federal Aviation Administration (the “FAA”) of a single operating certificate, which is significant from an operational policies and procedures perspective and, subject to satisfactory resolution and integration of applicable union contracts, will allow the Company to operate aircraft and perform maintenance operations for both Southwest and AirTran aircraft;

•	begin conversion of AirTran’s fleet to the Southwest livery and continue to convert AirTran products, gates, and services to Southwest’s look;

•	launch travel booking tools to allow Customers of both Southwest and AirTran to book flights on either carrier using either southwest.com or airtan.com;

•	further integrate the Southwest and AirTran frequent flyer programs; and

•	continue to further optimize and align the Southwest and AirTran networks, which is expected to be a multi-year undertaking.

The Company believes the acquisition of AirTran has positioned it to better respond to the economic and competitive challenges of the industry because:

•	it grows the Company’s presence in key markets Southwest did not previously serve and represents a significant step toward positioning the Company for future growth;

•

it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the largest domestic market Southwest has not served;

•	it expands the Company’s presence in slot-controlled markets where Southwest previously had little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;

•	it expands the Company’s service in other key domestic markets, including Boston and Baltimore, and adds destinations to its route system;

•	it increases the Company’s share of current domestic market share capacity (as measured by available seat miles or passengers); and

•	it provides access to near-international leisure markets in the Caribbean and Mexico, as well as smaller cities, and provides firsthand and meaningful insight into these new expansion opportunities.

Implementation of Southwest’s All-New Rapid Rewards Frequent Flyer Program

In March 2011, the Company launched its All-New Rapid Rewards frequent flyer program. Under the Company’s new frequent flyer program, members earn points for every dollar spent instead of credits for flight segments flown. The amount of points earned is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. However, unlike the Company’s previous program, under the new program (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period.

Rapid Rewards points earned for each fare type are as follows:

•	Business Select: 12 points per dollar spent

•	Anytime: 10 points per dollar spent

•	Wanna Get Away: 6 points per dollar spent

Rapid Rewards points required for redemption for each fare type are as follows:

•	Business Select: 120 points times the fare

•	Anytime: 100 points times the fare

•	Wanna Get Away: 60 points times the fare

Under the new program, flight awards are not automatically issued when a member’s account reaches a certain threshold. Instead, members can decide when to redeem points for travel on any Southwest flight. As a result, the new program provides its members more flexibility and options for earning and redeeming their rewards. For example, members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have more flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including a fare sale) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Rapid Rewards Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retail locations), as well as by using Southwest’s co-branded Chase® Visa credit card. In addition, holders of Southwest’s co-branded Chase Visa credit card are able to redeem their points for items other than travel on Southwest, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points.

The All-New Rapid Rewards frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members and adds a new level of status, “A-List Preferred.” Both A-List and A-List Preferred Members enjoy benefits such as “Fly By®” priority checkin and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25% for A-List and 100% for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Rapid Rewards Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). “A-List” or “A-List Preferred” Customers are automatically checked in for their flight in advance of departure. Rapid Rewards Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited free roundtrip travel for one year to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight, and the Rapid Rewards Member must purchase a ticket for the flight or use a travel award.

The All-New Rapid Rewards frequent flyer program has been designed to drive more revenue by (i) bringing in new Customers, including new Rapid Rewards Members, as well as new holders of Southwest’s co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships. To date, the new program has exceeded the Company’s expectations with respect to the number of frequent flyer members added, the number of Southwest’s co-branded Chase Visa credit card holders added, the number of flights taken by members, incremental revenues associated with members booking flights, and the number of frequent flyer points purchased by program members.

During 2011, the Company began the process of integrating the frequent flyer programs of Southwest and AirTran by offering top-tier status members of both airlines’ frequent flyer programs some limited reciprocal benefits. For example, AirTran A+ Rewards members who book on Southwest are eligible for “A-List” benefits on Southwest flights. In addition, Southwest “A-List” and “A-List Preferred” Rapid Rewards Members booking on AirTran are eligible for free Business Class upgrades, no baggage fees, and all other benefits that AirTran’s A+ Rewards members enjoy.

AirTran’s A+ Rewards frequent flyer program offers a number of ways to earn free travel including bonus earnings for Business Class travel. AirTran Customers may earn either free travel or Business Class upgrades or, under certain circumstances, free travel on other airlines. A+ Rewards members can earn a credit for each one-way trip flown or 1.5 credits for one-way Business Class travel. A+ Rewards credits may be redeemed as follows:

•	One-way Business Class upgrade: 4 credits

•	One-way Coach ticket: 8 credits

•	One-way Business Class ticket: 16 credits

A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card, when renting from Hertz, for purchases from other A+ Rewards partners, and in conjunction with marketing promotions that AirTran may run from time to time. A+ Rewards members may purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster. A+ Rewards credits earned by holders of AirTran’s Visa card and elite A+ Rewards members have a two-year expiration date, as opposed to a one-year expiration date for general members.

For the Company’s 2011 consolidated results, which include AirTran results from May 2, 2011 through December 31, 2011, Customers of Southwest and AirTran redeemed approximately 3.7 million flight awards, accounting for approximately 8.3 percent of revenue passenger miles flown. Southwest Customers redeemed approximately 3.2 million and 3.0 million flight awards during 2010 and 2009, respectively, accounting for approximately 7.9 percent and 7.7 percent of Southwest revenue passenger miles flown in those years. Although under Southwest’s new frequent flyer program travel awards are no longer automatically generated, awards and credits earned under Southwest’s previous frequent flyer program may still be redeemed until their original expiration date. As of December 31, 2011, there were approximately 1.3 million previously issued flight awards still outstanding under the previous program and approximately 2.6 million partially earned awards outstanding. However, the Company believes a significant portion of these flight awards and partially earned awards will expire without being used, as they are not transferable to the Company’s new frequent flyer program. Award travel available to members of AirTran’s A+ program as of December 31, 2011, was not significant to the Company. The amount of points redeemed by Southwest’s members and the number of credits redeemed by AirTran’s members during 2011 for items other than air travel was not material.

For frequent flyer points earned by members through flight activity, the Company currently accounts for its program obligations utilizing the incremental cost method. Under this method, the Company estimates the incremental cost of points that are expected to be redeemed for a future flight award. The estimated incremental cost of this liability includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. The majority of the revenue from the sale of points to business partners participating in the Company’s frequent flyer program is initially deferred and is subsequently recognized as Passenger revenue at the time of redemption. A portion of the revenue received is deemed unrelated to future travel and is recognized as Other revenue in the period earned. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements. As a result of an increase in activity associated with Southwest’s All New Rapid Rewards program in 2011 and the acquisition of AirTran, the Company’s consolidated liability associated with frequent flyer programs, including amounts transacted with business partners, was $545 million at December 31, 2011, versus $246 million at December 31, 2010.

Introduction of the Boeing 737-800 and Other Fleet Renewal and Modernization Strategies

The Boeing 737-800. The Company expects to introduce the Boeing 737-800 into the Southwest fleet in the first quarter of 2012. The 737-800’s all coach seating configuration of 175 will offer significantly more Customer seating capacity than Southwest’s existing fleet. In addition to the added seating capacity, the planned configuration includes The Boeing Company’s Sky Interior, which features a quieter cabin, improved operational security features, and LED reading and ceiling lighting. The Company expects the 737-800 will enable it to (i) more economically serve longhaul routes, including extended routes over water; (ii) improve scheduling flexibility and more economically serve high-demand, slot-controlled, and gate-restricted airports, such as New York LaGuardia, Newark, and Washington Reagan, by adding seats to such markets without increasing the number of flights; and (iii) boost fuel efficiency to reduce overall unit costs. Additionally, the Company expects the 737-800 will enable Southwest to profitably expand to new destinations and potentially fly to more distant markets such as Hawaii, Alaska, Canada, Mexico, and the Caribbean. The Company currently expects to take delivery of 33 Boeing 737-800 aircraft during 2012. The Company’s fleet is discussed in more detail below under “Properties – Aircraft.”

The Boeing 737 MAX. In December 2011, the Company announced that it will be the launch customer for the new Boeing 737 MAX aircraft. The Company has placed a firm order for 150 of the Boeing 737 MAX aircraft and expects to take delivery of the first Boeing 737 MAX aircraft in 2017. The Boeing 737 MAX is designed to be more fuel efficient and environmentally friendly, and the Company believes the 737 MAX will (i) have the lowest operating costs in the single-aisle segment and (ii) benefit the Company with an engine/airframe combination that is uniquely designed to optimize operating performance of the Company’s fleet. In addition, the 737 MAX will enable the Company to replace certain Boeing 737 and/or Boeing 717 aircraft. The Company has determined the Boeing 717 aircraft does not fit within its long-term overall fleet plans. In addition, replacement of the Boeing 717 aircraft would enable the Company to return to operating with a single aircraft type, with the associated operational benefits discussed above under “Company Operations – Cost Structure.”

The Boeing Next-Generation 737. In December 2011, the Company also announced that it expanded its current orders for the Boeing Next-Generation 737 aircraft from 142 to 200, which increased the Company’s overall total firm orders with Boeing to 350 for 2012 through 2024. The orders are intended to predominately serve as replacement aircraft in the Company’s fleet. The Company also has options to purchase an additional 92 Boeing 737 Next-Generation aircraft and an additional 150 Boeing 737 MAX aircraft. The Company expects its long-term, fuel efficient fleet modernization plan to provide substantial flexibility to manage its fleet needs in a variety of economic conditions. The Company’s future aircraft delivery schedule is set forth in more detail under “Properties – Aircraft.”

Southwest Cabin Refresh. In January 2012, the Company announced its introduction of a new cabin interior design that uses durable and environmentally responsible products to reduce waste and create weight savings onboard the aircraft, while at the same time increasing the number of seats and enhancing Customer comfort. The Company plans to begin retrofitting the Southwest current fleet of Boeing 737-700s in March 2012 and anticipates the retrofit will be completed in 2013. The Company plans to retrofit the AirTran current fleet of Boeing 737-700s as such aircraft are converted to Southwest livery beginning in 2012.

Reservation System

The Company intends to replace Southwest’s existing reservation system with a system that would provide the ability to serve international destinations and that would allow for other revenue management and Customer Service enhancements. The Company anticipates the reservation system replacement will be a multi-year project, with other key technology projects, such as those related to AirTran integration, All-New Rapid Rewards, and the introduction of the Boeing 737-800, taking priority.

Other Strategic Initiatives

In addition to the Company’s four major strategic initiatives discussed above, the Company has continued to design, implement, and manage other strategic initiatives to increase revenues, improve cost controls, and continue to attract and retain Customers.

Network Optimization and Revenue Management

During 2011, the Company continued to use profitability management tools to aggressively manage capacity and route expansion through optimization of its flight schedule to better match demand in certain markets. These efforts contributed to improved revenues and load factors during 2011. The Company also set the stage for long-term growth by beginning the process of aligning the Southwest and AirTran networks. For example, during 2011, the Company determined that high jet fuel prices have made the economics of many AirTran routes unprofitable. In response, the Company decided to remove AirTran flights from certain markets and reallocate them to other markets. The Company expects the connection and optimization of the Southwest and AirTran schedules and network to be a multi-year undertaking, but believes these efforts will yield significant synergies and financial benefits. The Company intends to continue to expand the depth, reach, and profitability of its overall network.

Aggressive Promotion of the Company’s Low-Fare Brand and Points of Differentiation from its Competitors

During 2011, the Company continued to benefit from, and aggressively market, Southwest’s points of differentiation from its competitors. For example, Southwest continues to be the only major U.S. airline that does not impose additional fees for first or second checked bags. Through its “Bags Fly Free®” marketing campaign, Southwest has continued to aggressively promote this point of differentiation from its competitors. The Company believes its decision not to charge for first and second checked bags on Southwest, as reinforced by the Company’s related marketing campaign, has driven an increase in Southwest’s market share and a resulting increase in revenues.

Southwest is also the only major U.S. airline that does not impose a fee for a Customer’s change in flight plans. In January 2011, the Company introduced a marketing campaign to promote this point of differentiation between Southwest and its competitors. The campaign highlights the importance to Southwest of Customer Service by showing that Southwest understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare.

Also unlike most of its competitors, Southwest does not impose additional fees for items such as seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations. In addition, Southwest allows each ticketed Customer to check one stroller and one car seat free of charge, in addition to the two free checked bags.

Business Traveler Amenities

Southwest offers several products that have been designed to attract additional business/full fare travelers.

Business Select. As discussed above, Southwest’s “Business Select” product includes perks such as priority boarding, a higher frequent flyer point multiplier than other Southwest fares, priority ticket counter and security checkpoint access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

“Fly By” Priority Lanes. Southwest provides Fly By Priority Lane access for its Business Select Customers and Rapid Rewards A-List Members at many of its airports. Fly By Priority Lanes are priority access lanes located at select ticket counters and security checkpoints. The lanes allow Business Select Customers and Rapid Rewards A-List Members direct access to the front of the line at the ticket counter and/or security checkpoint. As of December 31, 2011, Fly By Priority Lane Access was available at 56 airports.

SWABIZ. SWABIZ is Southwest’s business travel reservation web page. SWABIZ allows business travelers to plan, book, and purchase Ticketless Travel on Southwest and to efficiently obtain their lowest fares and maximum frequent flyer credit.

In addition, as discussed below under “Inflight Internet Connectivity,” Southwest has continued to install equipment on its fleet to provide WiFi connectivity.

AirTran currently offers Business Class on every flight; however the Company has stated that it intends, upon full integration of AirTran, to have a consistent all-coach product offering.

Ancillary Services and Fees

During 2011, the Company continued to experience revenue benefits from service offerings such as Southwest’s EarlyBird Check-in™ and Pets Are Welcome on Southwest (PAWS) products. EarlyBird Check-in allows Customers to obtain an early boarding position directly behind Business Select and A-List Customers by adding an additional $10 to the price of a one-way fare (priority boarding privileges are already included in the purchase of a Business Select fare and are a benefit of being an A-List frequent flyer – see “Implementation of Southwest’s All-New Rapid Rewards Frequent Flyer Program” above). Southwest’s PAWS offering allows Customers to bring small cats and dogs into the aircraft cabin for a $75 one-way fare. Southwest also charges an additional $50 per one-way trip for unaccompanied minor travel to address the administrative costs and the extra care necessary to safely transport these Customers. The Company also expects to benefit from new ancillary revenue opportunities created by its All-New Rapid Rewards frequent flyer program.

AirTran currently charges fees for checked baggage, carriage of pets, liquor sales, advance seat assignments, call center services, priority seat selection, special services such as the transportation of unaccompanied minors, and extension or transfer of A+ Miles Rewards (in addition to fees for the purchase of A+ Miles Rewards). The Company has stated that it intends, upon full integration of AirTran, to have a consistent product offering without first or second bag fees or change fees.

Inflight Internet Connectivity

Southwest currently offers inflight satellite (broadband) WiFi service on over 165 of its aircraft and continues to work on installing this service on the remainder of its 737-700 aircraft. The Company’s arrangement with its WiFi provider enables the Company to control the pricing of the service, which is currently $5.00 per flight for any device or flight length.

AirTran currently offers Gogo Inflight Internet connectivity on every flight. Gogo establishes the charges for such Inflight Internet connectivity.

Proactive Customer Communications

The Company’s Automated Outbound Messaging (“AOM”) service enables it to (i) proactively deliver customized automated voice, text, and e-mail messages to Southwest Customers when there has been a significant change (or potential disruption) to their flight, such as a cancellation, gate change, or flight delay; and (ii) give Southwest Customers the option to connect to a Customer Representative or rebook online in the case of cancelled flights. Southwest Customers who book their travel on southwest.com have the option to receive these notifications via telephone (landline or mobile), SMS texting, or email. In addition to providing flight information to Southwest Customers using their preferred contact method, if applicable, the Company directs Southwest Customers to rebook their flights online via southwest.com/rebook. The AOM strategy is designed to increase proactive Customer outreach and accommodations, reduce inbound calls, improve contact center management, save costs, and provide a better overall experience.

Cost Containment

Over the last several years, the Company has undertaken a number of cost-containment projects to preserve Southwest’s low-cost advantage and low-fare brand. These have included the network optimization and fleet modernization strategies discussed above. In addition, these have included fuel conservation mechanisms such as the following:

•	installation of blended winglets, which reduce draft and increase fuel efficiency and which have been installed on 487 Southwest aircraft;

•	engine washes, which conserve fuel;

•	use of electric ground power for aircraft air and power at the gate;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds, which contributes to fuel savings and reduced carbon emissions; and

•	reduced aircraft engine idle speed while on the ground, which increases engine life and reduces fuel burn and carbon emissions.

In addition, the Company has taken significant steps towards Required Navigation Performance (“RNP”) operations. RNP is one of the cornerstones of the FAA’s strategy to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, GPS (Global Positioning System) satellite navigation (instead of less-precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. Southwest began developing GPS approach procedures during the first quarter of 2010, completed RNP training of nearly 6,000 pilots in November 2010, and commenced RNP procedures in revenue service in January 2011. In the first twenty days of RNP activation, Southwest performed 1,400 RNP approaches, and, by the end of 2011, Southwest had conducted 6,790 RNP approaches; however, for reasons out of its control, Southwest’s total number of RNP approaches has slowed to fewer than 400 per month. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches has been slower than expected, with RNP approaches currently available at only 17 airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is often not granted. As a result, in the second half of 2011, the Company decided not to equip its Classic (737-300/500) aircraft with RNP capabilities.

Wireless Ramp Communication

In December 2011, the Company announced that Southwest will be the first U.S. airline to equip ramp Employees systemwide with hands-free wireless headsets to enable the ground crew and pilots to verbally coordinate the process of pushing back planes from concourse gates. The new devices are expected to add another level of safety to potentially dangerous situations. The headset system could also potentially help to improve departure times and fuel efficiency. The Company expects the headset system to be deployed at all Southwest gates nationwide during the first quarter of 2012.

Management Information Systems

The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. During 2010, the Company completed the integration of a new SAP Enterprise Resource Planning application, which replaced the Company’s general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems. The conversion was designed to improve the Company’s key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy, and cost effectiveness. In addition, the Company has invested in significant technology necessary to support its All-New Rapid Rewards frequent flyer program, enhanced southwest.com website, and WiFi implementation. The Company intends to continue to devote significant technology resources to accommodate the introduction of the 737-800 into the Southwest fleet and to implement a new reservation system that will allow the Company to add international destinations and improve revenue management and Customer Service functionality.

Regulation

The airline industry is heavily regulated, especially by the federal government. Examples of regulations affecting the Company and/or the industry are discussed below.

Economic and Operational Regulation

The U.S. Department of Transportation

The U.S. Department of Transportation (the “DOT”) regulates aviation safety, as well as economic, consumer protection, and civil rights matters. The DOT may impose civil penalties on air carriers for violating its regulations.

To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity issued by the DOT. A certificate is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via codesharing with another airline. The DOT also has jurisdiction over international tariffs and pricing in certain markets. The DOT may revoke a certificate or exemption, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself.

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

Airlines are also subject to a DOT consumer protection rule (the “Passenger Protection Rule”), which addresses, among other matters, tarmac delays and chronically delayed flights (i.e., flights that operate at least 10 times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). Under the Passenger Protection Rule, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) the assurance that no domestic flight will remain on the airport tarmac for more than three hours unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) the assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) the assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.

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

In August 2011, the DOT implemented new rules expanding the Passenger Protection Rule by, among other things, (i) increasing the maximum denied boarding compensation airlines must pay to passengers bumped from flights from $800 to $1,300; (ii) requiring airlines to refund any checked bag fee for permanently lost luggage; (iii) requiring airlines to prominently disclose all potential fees for optional services on their websites; and (iv) requiring airlines to refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.

Effective January 2012, the DOT further expanded the Passenger Protection Rule by implementing a new airfare advertising rule (the “full-fare advertising rule”) that require all advertised airfares to include government-mandated taxes and fees, including fuel charges and security fees. Other new and expanded components of the Passenger Protection Rule require, among other things, that: (i) passengers be allowed to hold a reservation for up to 24 hours without making a payment; (ii) passengers be allowed to cancel a paid reservation without penalty for 24 hours after the reservation is made, as long as the reservation is made at least seven days in advance of travel; (iii) fares may not increase after purchase; (iv) baggage fees must be disclosed to the passenger at the time of booking; (v) the same baggage allowances and fees must apply throughout a passenger’s trip; (vi) baggage fees must be disclosed on e-ticket confirmations; and (vii) passengers must be promptly notified in the event of delays of more than 30 minutes or if there is a cancellation or diversion of their flight.

In July 2011, the DOT proposed new rules that would require airlines to report more information to the DOT on the amount and types of fees collected from passengers, as well as the number of checked bags and mishandled wheelchairs. The proposal would revise current reporting requirements to increase data collection on the amount airlines receive from different, specific types of fees. The proposed rule would require airlines to report 18 categories of fee revenue. The DOT has not taken final action in this proceeding.

Aviation Taxes

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. Since September 30, 2007, this authority has been extended by Congress through a series of short-term extensions, with the most recent extension set to expire on February 17, 2012. On February 6, 2012, Congress passed the FAA Modernization and Reform Act of 2012, which the President is expected to sign into law prior to February 17, 2012. This legislation will extend most commercial aviation taxes through September 30, 2015. In addition to FAA-related taxes, there are additional federal taxes related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. In an effort to reduce the federal deficit, Congress may consider creating a new tax on commercial aviation or increasing an existing tax during the upcoming year. The White House has proposed increasing the security fee assessed on passengers as well as creating a new aircraft departure tax of $100 per flight to help pay for deficit reduction.

The Wright Amendment

Section 29 of the International Air Transportation Competition Act of 1979, as amended (commonly known as the “Wright Amendment”), prohibited the carriage of non-stop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. Originally, the Wright Amendment permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States only to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a Wright Amendment State. These restrictions did not apply to flights operated with aircraft having 56 or fewer passenger seats. The Wright Amendment also did not restrict Southwest’s intrastate Texas flights or its air service to or from points other than Dallas Love Field.

In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. The Company currently has access to 16 gates at Dallas Love Field. Pursuant to the Wright Amendment Reform Act and local agreements with the City of Dallas with respect to gates, the Company can expand scheduled service from Dallas Love Field. The Wright Amendment Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in 2014. At such time Southwest will be able to fly to any U.S. destination from Dallas Love Field unless such destination is restricted or otherwise limited by law. Nonstop international service from Dallas Love Field will continue to be prohibited.

Operational, Safety, and Health Regulation

Southwest, AirTran, and their third-party maintenance providers are subject to the jurisdiction of the FAA with respect to their aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations.

To address compliance with its regulations, the FAA requires airlines to obtain, and Southwest and AirTran have obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, Southwest and AirTran have established, and the FAA has approved or accepted, as applicable, Southwest’s and AirTran’s operations specifications and maintenance programs for their respective aircraft, ranging from frequent routine inspections to major overhauls. The Company has been working to obtain approval from the FAA of a single operating certificate that would allow the Company to operate aircraft and perform maintenance operations for both Southwest and AirTran aircraft.

In December 2011, the DOT and the FAA issued a rule to amend the FAA’s existing flight, duty, and rest regulations. Among other things, the new rule, which will go into effect in 2014, requires a ten hour minimum rest period prior to a pilot’s flight duty period, a two-hour increase over the old rules. The new rule also mandates that a pilot must have an opportunity for eight hours of uninterrupted sleep within the ten hour rest period. Pilots will also be limited to no more than nine hours of “flight time,” which is considered by the FAA to be any time an airplane is moving on its own power, even if it is on the ground at an airport. Pilots will also be limited to 28 working days in a month and will be required to be given at least 30 consecutive hours free from duty on a weekly basis, a 25 percent increase over the current rules.

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

Enhanced security measures have also impacted the Company’s business through the imposition of security fees on Southwest and AirTran and their Customers. Under ATSA, funding for passenger security is provided in part by a $2.50 per enplanement security fee (the “9/11 Fee”), subject to a maximum of $5.00 per one-way trip. In September 2011, the White House proposed to Congress an immediate increase of the 9/11 Fee to a minimum of $5.00 per one-way trip and also proposed additional yearly increases that would raise the 9/11 Fee to $7.50 per one-way trip by 2017. Congress may consider an increase in the 9/11 Fee, as well as other changes to ATSA, as part of future security-related legislation. ATSA also allows the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. Southwest’s ASIF liability was originally set at $26 million per year. Effective for calendar year 2005, the TSA unilaterally increased the amount by an additional $24 million to a total of $50 million annually. The Company and many other airlines joined in litigation against the TSA to challenge the agency’s increase to their respective ASIF fees. In February 2009, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the increased fees were excessive and remanded the matter to the TSA to determine the amount of the excess. In June 2010, the TSA made a partial refund of $18 million to the Company for prior periods’ excess fees and reduced Southwest’s ASIF fees going forward by $3.5 million annually. The Company and other airlines petitioned the Court of Appeals to invalidate the TSA’s action and require it to make larger refunds and reductions. In 2011, the Court of Appeals denied the airlines’ petition to overturn the TSA’s 2010 calculation of refunds and reductions; therefore, the Company will not receive any further refunds.

The Company has made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers and cargo efficiently and restore the airport experience; however, the Company is not able to predict the ongoing impact, if any, that various security measures will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.

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

As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company’s sustainability strategies, which include efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. As discussed above under “Operating Strategies and Initiatives - Cost Containment,” the Company has also committed significant resources towards implementation of RNP procedures, which are designed to conserve fuel and reduce carbon emissions. In addition, the Company’s “Green Team” targets areas of environmental improvement in all aspects of the Company’s business, while at the same time remaining true to the Company’s low-cost philosophy.

International Regulation

All international service is subject to the regulatory requirements of the appropriate authorities of the foreign countries involved. To the extent the Company seeks to provide additional international air transportation in the future, it will be required to obtain necessary authority from the DOT, as well as any applicable foreign government or other authority.

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

Competition

Competition within the airline industry is intense and highly unpredictable, and Southwest and AirTran currently compete with other airlines on a majority of their routes. In addition, the airline industry generally has low barriers to entry. Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, schedules, and frequent flyer programs; and (iii) customer service, comfort, and amenities. Southwest and AirTran also compete for customers with other forms of transportation, as well as alternatives to travel.

Pricing and Cost Structure

Pricing in the airline industry can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, some airlines have been able to lower their operating costs (and thereby have been able to reduce fares) as a result of reorganization within and outside of bankruptcy. Over the past ten years, several airlines have reorganized through bankruptcy. These factors can reduce the pricing power of the airline industry as a whole. In addition, the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. The Company believes its low-cost operating structure provides it with an advantage over its airline competitors by enabling Southwest and AirTran to continue to charge competitive fares. In addition, unlike all of its major competitors, Southwest does not charge additional fees for items such as first and second checked bags, flight changes, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations.

Routes, Schedules, and Frequent Flyer Programs

The Company also competes based on markets served, flight schedules, and frequent flyer opportunities. Some major airlines have more extensive route structures than Southwest and AirTran, including significantly more extensive international routes. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, codesharing, and capacity purchase agreements, which increase the airlines’ opportunities to expand the routes they can offer. For example, an alliance or codesharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through just one airline. As a result, depending on the nature of the specific alliance or codesharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Alliance and codesharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement projects to better enable Southwest and AirTran to enter into relationships that offer additional international itineraries. Currently, Southwest Customers may book international flights by connecting with Volaris, Mexico’s second largest airline. In addition, the Company’s acquisition of AirTran enables the Company to expand its presence in key markets Southwest already serves, extend service to many smaller domestic cities Southwest did not previously serve, and provide access to key near-international markets in the Caribbean and Mexico.

Customer Service, Comfort, and Amenities

Southwest and AirTran also compete with other airlines in areas of Customer Service such as ontime performance, passenger amenities, equipment type, and comfort. According to statistics published by the DOT, Southwest consistently ranks at or near the top for Customer Satisfaction for having the lowest Customer complaint ratio. Some airlines, including AirTran, have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and the amenities associated therewith. Additionally, some major U.S. airlines have announced plans to add a significant number of new aircraft to their fleets. Such efforts could provide cost benefits to these airlines through fleet simplification, better fuel efficiencies, and lower maintenance costs. Additionally, such new aircraft could have newer and different passenger amenities than those contained in the Company’s existing fleet. The Company is addressing this competitive factor with its fleet modernization plans, which are discussed above under “Operating Strategies and Initiatives – Introduction of the Boeing 737-800 and Other Fleet Renewal and Modernization Strategies.”

Other Forms of Competition

The airline industry is subject to varying degrees of competition from surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending. Because of the relatively high percentage of shorthaul travel provided by Southwest, it is particularly exposed to competition from such surface transportation in these instances. The airline industry is also subject to competition from alternatives to travel such as videoconferencing and the Internet, which can increase in the event of travel inconveniences and economic downturns. The

Company is subject to the risk that air travel inconveniences and economic downturns may, in some cases, result in permanent changes to consumer behavior in favor of surface transportation and electronic communications.

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

Employees

At December 31, 2011, the Company (including AirTran) had 45,392 active fulltime equivalent Employees, consisting of 19,647 flight, 3,135 maintenance, 20,185 ground, Customer, and fleet service, and 2,425 management, accounting, marketing, and clerical personnel. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. As of December 31, 2011, approximately 82 percent of the Company’s Employees were represented by labor unions, including 82 percent of Southwest’s Employees and 81 percent of AirTran’s Employees. The various labor groups are covered by 18 different collective-bargaining agreements. Under the Railway Labor Act, collective-bargaining agreements (“CBAs”) between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s and AirTran’s Employee groups subject to CBAs and the status of the respective CBAs:

Employee Group	Representatives	Status of Agreement

Southwest Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Amendable August 2012

Southwest Flight Attendants	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Amendable May 2013

Southwest Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Currently in negotiations

Southwest Customer Service Agents, Customer Representatives	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable October 2012

Southwest Materials Specialists (formerly known as Stock Clerks)	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Amendable August 2013

Employee Group	Representatives	Status of Agreement

Southwest Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2012

Southwest Aircraft Appearance Technicians	AMFA	Currently in negotiations

Southwest Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Currently in negotiations

Southwest Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Amendable October 2013

Southwest Flight Crew Training Instructors	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2015

AirTran Pilots	Air Line Pilots Association (“ALPA”)	Amendable December 2015

AirTran Flight Attendants	Association of Flight Attendants (“AFA”)	Amendable May 2013

AirTran Mechanics	International Brotherhood of Teamsters, Local 528 (“IBT 528”)	Amendable October 2013

AirTran Ground Instructors	IBT 528	Amendable March 2014

AirTran Stock Clerks	IBT 528	Amendable June 2013

AirTran Ground Service Employees	IBT 528	Amendable September 2013

AirTran Dispatchers	Transportation Workers Union of America, Local 540 (“TWU 540”)	Amendable March 2014

AirTran Fleet & Passenger Service Employees (customer service, ramp, reservations)	IAM 142	The parties have negotiated an interim collective bargaining agreement to be effective until affected AirTran Employees are transitioned to Southwest.

A key aspect of the Company’s integration of AirTran is integration of Employees. In the case of an airline merger, the process for integrating Employees subject to CBAs is governed by a combination of the Railway Labor Act, the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s CBAs and union policies. Under the McCaskill-Bond Act, seniority integration (i.e., in the Company’s case, an agreement regarding how AirTran Employees are merged into the respective seniority lists of the Southwest Employees covered by CBAs) must be accomplished in a “fair and equitable” manner consistent with the process set forth in Sections 3 and 13 of the Allegheny-Mohawk Labor Protective Provisions. This process consists first of direct negotiations between the incumbent unions with the assistance of the companies. If integration cannot be achieved through agreement, seniority integration is submitted to binding arbitration by a neutral arbitrator. For employee groups having the same representative at both carriers, the McCaskill-Bond Act provides that seniority integration must be accomplished pursuant to the union’s internal policies if such policies exist, which may, depending upon the internal policies, require arbitration. Employee dissatisfaction with the results of the seniority integration can lead to litigation or arbitration, which in some cases can delay seniority integration.

Under the Railway Labor Act, the National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the National Mediation Board has authority to resolve include (i) whether the merger has created a “single transportation system” for representation purposes, which is the step in the integration process that allows the various Southwest collective bargaining units to represent AirTran Employees; (ii) determination of the appropriate “craft or class” for representational purposes, including a determination of which positions are to be included within a particular craft or class; and (iii) certification of the system-wide representative organization, if any, for each craft or class at the Company following the merger.

Pending operational integration of AirTran with the Company, it will be necessary to maintain a “fence” between Southwest and AirTran Employee groups subject to CBAs, during which time the Company and AirTran will keep these Employee groups separate, each applying the terms of its own existing CBAs, unless other terms have been negotiated. In the meantime, the Company has been negotiating transition agreements, which modify existing CBAs to address circumstances unique to the transition process.

In September 2011, the Southwest Airlines Pilots’ Association (“SWAPA”), the union representing Southwest Pilots, the Air Line Pilots Association (“ALPA”), the union representing the pilots of AirTran, and the Company reached an agreement to integrate the two Pilot groups’ seniority lists. The agreement was approved by SWAPA’s Board of Directors and ALPA’s Master Executive Council and was ratified by the membership of each union in November 2011.

In December 2011, the Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”), the union that represents Southwest Flight Attendants, the Association of Flight Attendants (“AFA”), the union that represents AirTran Flight Attendants, and the Company reached an agreement to integrate the two Flight Attendant groups’ seniority lists. The agreement was approved by TWU 556’s Executive Board and AFA’s Master Executive Council and, in January 2012, was ratified by the membership of each union.

In December 2011, the Aircraft Mechanics Fraternal Association (“AMFA”), the union representing Southwest Aircraft Mechanics, the International Brotherhood of Teamsters, Local 528 (“IBT 528”), the union representing the AirTran Mechanics, and the Company reached a tentative agreement subject to a ratification vote by the unions’ respective memberships. The agreement would integrate the two groups’ seniority lists and also create a single labor agreement. The membership of each union is currently considering the tentative agreement.

In December 2011, the Transportation Workers of America, AFL-CIO Local 557 (“TWU 557”), the union representing Southwest Flight Instructors, an Employee Committee representing the Flight Instructors of AirTran, and the Company reached an agreement to integrate the two groups’ seniority lists. TWU 557’s Executive Committee and the Employee Committee representing the AirTran Flight Instructors voted to pass the agreement forward to their respective members. The agreement was ratified by the respective memberships in January 2012.

Additional Information About the Company

The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company’s website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should,” and similar expressions. Although management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company’s forward-looking statements or from historical experience or the Company’s present expectations. Known material risk factors that could cause these differences are set forth below under “Risk Factors.” Additional risks or uncertainties (i) that are not currently known to the Company, (ii) that the Company currently deems to be immaterial, or (iii) that could apply to any company, could also materially adversely affect the Company’s business, financial condition, or future results.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.	Risk Factors

The Company’s business has been significantly impacted by high and/or volatile fuel prices; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel prices.

Fuel prices continue to present one of the Company’s most significant challenges, as (i) the cost of fuel has been at historically high levels over the last few years and has been unpredictable, and (ii) airlines are inherently dependent upon energy to operate; therefore, even a small change in market fuel prices can significantly affect profitability. Fuel prices are unpredictable, in part, because of many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited refining capacity; (iii) worldwide demand for fuel, particularly in developing countries, which has resulted in inflated energy prices; (iv) changes in governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in exchange rates. The Company’s ability to react to fuel price volatility can also be affected by factors outside of its control. For example, the Company’s profitability is affected in part by Southwest’s and AirTran’s ability to increase fares in reaction to fuel price increases; however, fare increases are difficult to implement in difficult economic environments when low fares are often used to stimulate traffic. The ability to increase fares can also be limited by factors such as the low-fare reputation of both Southwest and AirTran, the portion of their Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.

Jet fuel and oil consumed for 2011 and 2010 represented approximately 38 percent and 33 percent of the Company’s operating expenses, respectively, and constituted the largest expense incurred by the Company in 2011 and the second largest expense in 2010. As a result, the price of fuel has impacted, and could continue to impact, the timing and nature of the Company’s growth plans and strategic initiatives.

The Company purchases jet fuel at prevailing market prices, but seeks to protect against significant increases in fuel costs by entering into over-the-counter fuel derivative contracts. In addition, the Company enters into fuel derivative contracts in an effort to reduce volatility in its operating expenses. As discussed in detail in Note 10 to the Consolidated Financial Statements, derivatives that are designated as hedges and deemed “effective” (i.e., that meet certain requirements under applicable accounting standards) are granted hedge accounting treatment, which can reduce volatility in the Company’s operating expenses. Nevertheless, because energy prices can fluctuate significantly in a relatively short amount of time, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices. In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards. For example, the majority of the fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (WTI). In recent periods, however, the spread between WTI and jet fuel has not followed historic norms, which has led to more of the Company’s fuel hedges being ineffective. Therefore, adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, are likely to continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. The Company’s fuel hedging arrangements and the impact of hedge accounting on the Company’s results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.

The Company may be unable to successfully integrate AirTran’s business and realize the anticipated benefits of its acquisition of AirTran. In addition, delays in integration could cause anticipated synergies to take longer than anticipated to realize.

Risk factors associated with the Company’s acquisition and integration of AirTran are discussed below under “Risk Factors Related to the Company’s Acquisition and Integration of AirTran.”

The airline industry is particularly sensitive to changes in economic conditions; an increase in unfavorable economic conditions or continued economic uncertainty could negatively affect the Company’s results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is an expendable discretionary expense, and short-haul travelers have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. The Company continues to face economic uncertainty, and the weakened state of the U.S. and global economy could continue for an extended period of time. Continued unfavorable or even uncertain economic conditions could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.

The Company’s low-cost structure is one of its primary competitive advantages, and many factors could affect the Company’s ability to control its costs.

The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled Southwest to offer low fares, drive traffic volume, and grow market share. The Company’s low-cost structure has become increasingly important as a result of the Company’s decision to control capacity growth in response to high fuel prices and uncertain economic conditions. While the Company has in the past been able to cover increasing costs through growth, the combination of capacity control and increasing costs has contributed to an increase in the Company’s costs per available seat mile. This, along with other factors discussed below, has contributed to a narrowing in the cost gap between the Company and some of its competitors.

The Company has limited control over fuel and labor costs, as well as other costs such as regulatory compliance costs and aircraft airframe and engine repairs expense. Jet fuel and oil constituted approximately 38 percent of the Company’s operating expenses during 2011, and the cost of fuel is subject to the external factors discussed in the first Risk Factor above. Salaries, wages, and benefits constituted approximately 29 percent of the

Company’s operating expenses during 2011. The Company’s ability to control labor costs is limited by the terms of its CBAs, and increased labor costs have impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, have had pay scale increases as a result of increased seniority and contractual rate increases. Furthermore, as indicated above under “Business-Employees,” a majority of the Southwest Employee groups have labor agreements that are either currently in negotiation or become amendable in 2012, which could continue to put pressure on the Company’s labor costs. In addition, the Company anticipates that the combination of the various Southwest and AirTran labor contracts and frontline workforces will increase AirTran labor costs over their historical levels. As discussed above under “Business-Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Additionally, when other airlines reduce their capacity, airport costs are then allocated among a fewer number of total flights, which has resulted in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s maintenance costs have increased with the aging of its fleet, which has required the Company to spend more to maintain a portion of its fleet and to implement a related fleet modernization and replacement plan.

As discussed above under “Company Operations – Cost Structure,” the Company’s low-cost structure has historically been facilitated by, among other things, Southwest’s use of a single aircraft type, the Boeing 737, its point-to-point route structure, and its service to and from many secondary or downtown airports. The Company’s increased presence in bigger markets, as well as the addition of the Boeing 717 aircraft, could continue to add pressure to the Company’s operating costs and diminish its low-cost advantage.

As discussed above under “Business-Insurance,” the Company carries insurance of types customary in the airline industry and is also provided supplemental, first-party, war-risk insurance coverage by the federal government at substantially lower premiums than prevailing commercial rates. If the supplemental coverage is not extended, the Company could incur substantially higher insurance costs. In addition, an accident or other incident involving Southwest or AirTran aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.

The Company cannot guarantee it will be able to maintain its current level of low-cost advantage. In response to volatile fuel prices and economic uncertainty, some of the Company’s competitors have taken additional efficiency and cost reduction measures, such as capacity cuts and headcount reductions, which have reduced the Company’s cost advantage. In addition, some competitors have announced plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through fleet simplification, better fuel efficiencies, and lower maintenance costs. Prior to the recent economic downturn, some of the Company’s competitors took advantage of reorganization in bankruptcy, and even the threat of bankruptcy, to decrease operating costs through renegotiated labor, supply, and financing agreements. Most recently, in November 2011, AMR Corporation, the parent company of American Airlines and American Eagle, sought bankruptcy protection through filing for Chapter 11 reorganization. In addition, some airlines have consolidated and reported significant expected cost synergies.

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect its operations.

The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations, as well as to support its initiatives, including its integration of AirTran’s operations and initiatives. As discussed above under “Business – Management Information Systems,” during 2010 and 2011, the Company continued its commitment to technology improvements to support its ongoing operations and initiatives. Among other things, the Company completed the implementation of a new SAP Enterprise Resource Planning application, which replaced several of the Company’s back office legacy systems, such as the general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems. The Company has also invested in significant technology changes to support its All-New Rapid Rewards frequent flyer program, introduction of the Boeing 737-800 to its fleet beginning in 2012, enhanced southwest.com website, and WiFi implementation. In addition, the Company has announced its intent to replace its reservation system. Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration also presents the risk of operational or security inadequacy or interruption, which could materially affect the Company’s ability to effectively operate its business. The Company is also reliant upon third party performance for timely and effective completion of many of its technology initiatives.

In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to international operations. In addition, the Company’s systems may require modification to enable the Company to comply with changing regulatory requirements. For example, the Company was required to invest in the redesign of the southwest.com and airtran.com websites in order to comply with the DOT’s full-fare advertising rule that went into effect in January 2012. Modifications and refinements to the Company’s systems may be expensive to implement and may divert management’s attention from other key initiatives. In addition, the Company’s operations could be adversely affected, or it could face imposition of regulatory penalties, if it is unable to timely or effectively modify its systems as necessary.

The Company may occasionally experience system interruptions and delays that make its websites and services unavailable or slow to respond, which could prevent the Company from efficiently processing Customer transactions or providing services. This in turn could reduce the Company’s operating revenues and the attractiveness of its services. The Company’s computer and communications systems and operations could be damaged or interrupted by catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failure, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make its business and services less attractive and subject the Company to liability. Any of these events could damage the Company’s reputation and be expensive to remedy.

The Company is currently dependent on single aircraft and engine suppliers, as well as single suppliers of certain other parts; therefore, the Company would be materially adversely affected if it were unable to obtain additional equipment or support from any of these suppliers or in the event of a mechanical or regulatory issue associated with their equipment.

The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. In 2011, the Company announced its commitment to purchase a significant number of additional Boeing aircraft. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 or Boeing 717 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has achieved by operating with a single aircraft type, currently outweigh the risks associated with its single aircraft supplier strategy. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

Any failure of the Company to maintain the security of certain Customer-related information could result in damage to the Company’s reputation and could be costly to remediate.

The Company must receive information related to its Customers in order to run its business, and the Company’s online operations depend upon the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the risk of intrusion, tampering, and theft. Although the Company maintains systems to prevent this from occurring, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, confidential information could be misappropriated, or system disruptions could occur. The Company must also provide certain confidential, proprietary, and personal information to third parties in the ordinary course of its business. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties could be breached. A compromise of the Company’s security systems could adversely affect the Company’s reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate.

The Company’s results of operations could be adversely impacted if it is unable to grow or to timely and effectively implement its revenue and other initiatives.

Southwest has historically been regarded as a growth airline; however, the combination of a difficult economic environment and growing costs led to the Company’s decision to limit organic growth for the indefinite future. In addition, organic growth has become increasingly difficult, because (i) the number of opportunities for domestic expansion has declined; (ii) with the exception of AirTran’s near-international service, the Company currently does not have international operations; and (iii) the Company has faced an increased presence of other low-cost carriers. As a result, the Company has become increasingly reliant on the success of revenue initiatives to help offset increasing costs and to continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. The Company cannot ensure the timing of implementation of certain of its initiatives or that they will be successful or profitable either over the short or long term.

Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively affect the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.

During 2009, the Company’s credit ratings were pressured by weak industry revenue and the volatile fuel price environment. During 2011, the Company’s credit ratings were pressured in connection with its acquisition of AirTran. While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively affect (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade would subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail below under “Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 29 percent of the Company’s operating expenses for the year ended December 31, 2011. In addition, as of December 31, 2011, approximately 82 percent of the Company’s Employees (including AirTran Employees) were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives. However, as indicated above under “Business-Employees,” a majority of the Southwest Employee groups have labor agreements that are either currently in negotiations or become amendable in 2012, which could contribute to the Company’s labor cost pressures. Increasing labor costs, combined with curtailed growth, could negatively impact the Company’s competitive position. In addition, disputes regarding the integration of AirTran Employees could negatively affect the Company’s historically positive Employee culture.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.

Terrorist attacks and threatened attacks have from time to time materially adversely affected the demand for air travel and have also resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company’s competitiveness against surface transportation for short-haul routes. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s initiatives and results of operations could be negatively affected by changes in law and future actions taken by domestic and international governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on airport gate capacity or other use of airport facilities;

•	limitations on route authorities;

•	actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	changes to environmental regulations;

•	new or increased taxes;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;

•

changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares, such as the DOT’s full-fare advertising rule discussed above under “Business - Regulation”; and

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

In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

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

As discussed in more detail above under “Business — Competition,” the airline industry is intensely competitive. The Company’s competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company’s revenues are sensitive to the actions of other carriers with respect to pricing, routes, capacity, scheduling, Customer Service, frequent flyer programs, comfort and amenities, cost structure, aircraft fleet, and codesharing and similar activities.

Risk Factors Related to the Company’s Acquisition and Integration of AirTran

The Company may be unable to effectively integrate AirTran’s business and realize the anticipated benefits of the acquisition. In addition, delays in integration could cause anticipated synergies to take longer to realize than currently anticipated.

The Company must devote significant management attention and resources to integrating the business practices and operations of AirTran. Potential difficulties the Company may encounter as part of the integration process include the following:

•

the inability to successfully combine the AirTran business with that of the Company in a manner that permits the Company to achieve anticipated net synergies and other anticipated benefits of the acquisition;

•	the inability to successfully maintain passenger unit revenues upon converting AirTran into the Southwest business model;

•	the challenges associated with operating an aircraft type new to the Company, the Boeing 717;

•	the challenges associated with an expanded or new presence in more congested airports and markets;

•	the challenges associated with new international operations, including compliance with international laws;

•

the challenges associated with integrating complex systems, technology, aircraft fleets, networks, facilities, and other assets of the Company in a seamless manner that minimizes any adverse impact on Customers, suppliers, Employees, and other constituencies;

•	the challenges associated with integrating the Company’s workforce while maintaining focus on providing consistent, high quality Customer Service; and

•

potential unknown liabilities, liabilities that are significantly larger than the Company currently anticipates, and unforeseen increased expenses or delays, including costs to integrate AirTran’s business that may exceed the Company’s estimates.

Any of the foregoing factors could adversely affect the Company’s ability to maintain relationships with Customers, suppliers, Employees and other constituencies or the Company’s ability to achieve the anticipated benefits of the acquisition on a timely basis, or at all, or could reduce the Company’s earnings or otherwise adversely affect the business and financial results of the Company. In addition, integration requirements have caused, and may continue to cause, the Company to delay other strategic initiatives.

The Company’s future results will suffer if it does not effectively manage its expanded operations.

Upon completion of the Company’s acquisition of AirTran, the size of the Company’s business increased significantly beyond the then current size of either the Company’s or AirTran’s businesses. The Company’s future success depends, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations, including new international operations, and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the acquisition.

The need to integrate AirTran’s workforce presents the potential for delay in achieving expected synergies and other benefits, or labor disputes that could adversely affect the Company’s operations and costs.

The successful integration of AirTran and achievement of the anticipated benefits of the acquisition depend significantly on integrating AirTran’s Employees into the Company and on maintaining productive Employee relations. Failure to do so presents the potential for (i) delays in achieving expected synergies and other benefits of integration or (ii) labor disputes that could adversely affect the Company’s operations and costs. Southwest and AirTran are both highly unionized. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act, the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements (“CBAs”) and union policies. Under the McCaskill-Bond Act, seniority integration must be accomplished in a “fair and equitable” manner consistent with the process set forth in Sections 3 and 13 of the Allegheny-Mohawk Labor Protective Provisions. This process consists first of direct negotiations between the incumbent unions with the assistance of the companies. If integration cannot be achieved through agreement, the seniority integration is submitted to binding arbitration by a neutral arbitrator. For employee groups having the same representative at both carriers, the McCaskill-Bond Act provides that seniority integration must be accomplished pursuant to the union’s internal policies if such policies exist, which may, depending upon the internal policies, require arbitration. Employee dissatisfaction with the results of the seniority integration may lead to litigation or arbitration, which in some cases can delay seniority integration.

Under the Railway Labor Act, the National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the National Mediation Board has authority to resolve include (i) whether the merger has created a “single transportation system” for representation purposes; (ii) determination of the appropriate “craft or class” for representational purposes, including a determination of which positions are to be included within a particular craft or class; and (iii) certification of the system-wide representative organization, if any, for each craft or class at the Company following the merger.

Pending operational integration of AirTran with the Company, it will be necessary to maintain a “fence” between Southwest and AirTran Employee groups subject to CBAs, during which time the Company and AirTran will keep the Employee groups separate, each applying the terms of its own existing CBAs, unless other terms have been negotiated. In the meantime, the Company has been negotiating transition agreements, which modify existing CBAs to address circumstances unique to the transition process.

There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs, or other actions designed to disrupt the Company’s or AirTran’s normal operations in an attempt to pressure the companies in such negotiations. Although the Railway Labor Act generally makes such actions unlawful until the parties have been lawfully released by the National Mediation Board to pursue self-help, and the Company and AirTran might be able to seek injunctive relief or other remedies against premature self-help, such actions could cause significant harm even if the Company or AirTran were ultimately to be successful.

The Company is expected to continue to incur substantial expenses related to the acquisition and the integration of AirTran’s business.

The Company is expected to continue to incur substantial integration and transition expenses in connection with the acquisition of AirTran, including the necessary costs associated with integrating the operations of Southwest and AirTran. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including reservations, frequent flyer, ticketing/distribution, maintenance, and flight operations. While the Company has assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits the Company expects to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in the Company taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

The Company’s operations may be adversely affected by its expansion into non-U.S. jurisdictions and the related increase in laws to which it is subject.

The Company’s expansion, through AirTran, of its operations into non-U.S. jurisdictions has expanded the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business and its rights or ability to enforce rights may be different than would be expected under U.S. law. Further, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

The Company acquired AirTran’s indebtedness upon consummation of the acquisition, which additional indebtedness may limit the Company’s financial and operating flexibility.

Upon consummation of the acquisition, the Company acquired AirTran’s outstanding indebtedness and became subject to the operating restrictions under the debt instruments governing such indebtedness. AirTran has significant indebtedness and other commitments, significant debt and lease obligations related to existing purchased and leased aircraft, and debt and lease obligations for existing and planned operating facilities. The increased indebtedness of the Company following the acquisition may:

•

require a substantial portion of cash flows from operations for debt service payments and operating lease payments, thereby reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes; and

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the airline industry and, consequently, negatively affect the Company’s competitive position; and

The Company will need to launch certain branding or rebranding initiatives in connection with the acquisition that may take a significant amount of time and involve substantial costs and that may not be favorably received by Customers.

The Company may incur substantial costs in rebranding AirTran’s products and services, and it may not be able to achieve or maintain brand name recognition or status under the Southwest brand that is comparable to the recognition and status previously enjoyed by AirTran in any of AirTran’s markets. The failure of any such rebranding initiative could adversely affect the Company’s ability to attract and retain Customers, which could cause the Company not to realize some or all of the anticipated benefits contemplated to result from the acquisition.

The Company’s ability to use AirTran’s net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of the acquisition, or if taxable income does not reach sufficient levels.

As of the acquisition date, AirTran had Federal net operating loss carryforwards (“NOLs”) of approximately $542 million available to offset future taxable income, expiring between 2017 and 2029.

AirTran experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of its acquisition by the Company. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income generated that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change.

The combined company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the combined company can generate sufficient taxable income to utilize the NOLs.

AirTran is currently subject to pending antitrust litigation, and if judgment were to be rendered against AirTran in the litigation, such judgment could adversely affect the Company’s operating results.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The scheduled period for fact and expert discovery has ended, but plaintiffs have sought to reopen discovery because Delta discovered that it had not produced certain documents. Plaintiffs have also sought discovery sanctions against Delta but not against AirTran. The Court has not yet ruled on the sanctions motion or plaintiffs’ request to reopen discovery. The schedule for summary judgment motions has been suspended until the discovery issues are resolved. While AirTran has denied all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty. Regardless of its merit, this litigation and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in this or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.

The application of the acquisition method of accounting resulted in the Company recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect the Company’s financial results.

In accordance with applicable acquisition accounting rules, the Company recorded goodwill on its Consolidated Balance Sheet to the extent the AirTran acquisition purchase price exceeded the net fair value of AirTran’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Impairment charges could be recorded in the Company’s results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Aircraft

Southwest and AirTran operated a total of 698 Boeing aircraft as of December 31, 2011, of which 192 and 7 were under operating and capital leases, respectively.

The following table details information on the 698 active aircraft in the Company’s combined fleet as of December 31, 2011:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
717-200	117	10	88	8	80
737-300	137	20	161	96	65
737-500	122	21	25	16	9
737-700	137	7	424	379	45

Totals			698	499	199

(1)	As discussed further in Note 7 to the Consolidated Financial Statements, 111 of Southwest’s and 38 of AirTran’s aircraft were pledged as collateral as of December 31, 2011.

In total, at January 18, 2012, Southwest and AirTran firm orders, options, and purchase rights for the purchase of Boeing 737-700, 737-800, and 737 MAX aircraft were as follows:

737 FUTURE DELIVERY SCHEDULE

	The Boeing Company 737NG				Additional -800s		The Boeing Company 737 MAX			Total
	-700 Firm Orders		-800 Firm Orders	Options			Firm Orders		Options
2012			28		5					33
2013			41							41
2014	35		4	15						54
2015	36			12						48
2016	31			12						43
2017	15			25			4			44
2018	10			28			15			53
2019							33			33
2020							34			34
2021							34		18	52
2022							30		19	49
2023									23	23
2024									23	23
Through 2027									67	67

Total	127	(a)	73	92	5	(b)	150	(c)	150	597

(a)	The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders
(b)	New delivery leased aircraft
(c)	The Company has flexibility to accept MAX 7 or MAX 8 deliveries

Ground Facilities and Services

Southwest leases terminal passenger service facilities at each of the airports it serves, to which it has made various leasehold improvements. AirTran leases terminal passenger service facilities at Hartsfield-Jackson Atlanta International Airport and at several other airports including Orlando International Airport, Baltimore/Washington International Airport, and Milwaukee’s General Mitchell International Airport. The checkin counters, gates, and airport office facilities at most of the other airports AirTran serves are leased from the appropriate airport authority. Southwest leases the land and structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses eight 737 simulators), and its corporate headquarters, also located at Dallas Love Field.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFMAC,” a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.

As of December 31, 2011, Southwest operated six Customer Support and Services centers. The centers located in Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston, Phoenix, and San Antonio centers. AirTran leases office space in Atlanta for use as a reservations center, a reservations center in Savannah, Georgia, a warehouse and engine repair facility in Atlanta, and a reservations center in Carrollton, Georgia.

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

From September 28, 2010 to January 18, 2011, various purported class action lawsuits were filed by stockholders of AirTran Holdings, Inc. that challenged the acquisition of AirTran by the Company. While the Company believes that each of these lawsuits was without merit, all but two were settled and dismissed during the third quarter of 2011, which resolved and released on behalf of the entire class of former AirTran stockholders all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims. An additional action was dismissed during the fourth quarter of 2011, and one action remains pending. These two actions are discussed below.

The one remaining action is a consolidation of four purported AirTran shareholder class action lawsuits that were filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Harry Hoffner filed a purported class action lawsuit on September 30, 2010 against AirTran, Robert L. Fornaro, AirTran’s Chairman, President, and Chief Executive Officer, each member of the AirTran board of directors, and the Company. This was followed by lawsuits filed by Robert Debardelan on October 8, 2010, Thomas A. Rosenberger on October 12, 2010, and Robert Loretitsch on October 15, 2010, against the same defendants plus Guadalupe Holdings Corp. (“Merger Sub”). On November 15, 2010, these actions were consolidated into one action styled In re AirTran Shareholder Litigation (the “consolidated Florida action”), which on December 2, 2010, was stayed in its entirety pending resolution of the earlier filed merger-related lawsuits. The consolidated Florida action generally alleges that the consideration received by AirTran’s stockholders in the merger was unfair and inadequate and that the AirTran officers and directors named as defendants (the “individual AirTran defendants”) breached their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement. The consolidated Florida action further alleges that AirTran, the Company, and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The consolidated Florida action sought injunctive relief to (i) enjoin the defendants from consummating the merger unless AirTran adopted and implemented a procedure or process to obtain the highest possible price for AirTran’s stockholders and disclosed all material information to AirTran’s stockholders, (ii) direct the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction in the best interests of AirTran’s stockholders, and (iii) rescind the merger agreement, including the deal protection devices that may have precluded premium competing bids for AirTran. The consolidated Florida action also seeks plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, and such other and further equitable relief as the court may deem just and proper. As a result of the settlement and dismissal of the other merger-related lawsuits, as discussed above, the defendants in the consolidated Florida action are currently in the process of seeking dismissal of that action. The plaintiffs in the consolidated Florida action have filed a motion seeking an award of attorneys’ fees in the amount of $350,000, which the defendants have opposed. No hearing is currently set.

On January 18, 2011, William Nesbit filed a purported AirTran shareholder class action lawsuit in the United States District Court for the District of Nevada against the same defendants as in the consolidated Florida action. The allegations and claims set forth in the Nesbit lawsuit, as well as the relief requested, were generally the same as those set forth in the consolidated Florida action. The Nesbit lawsuit additionally alleged, as part of its breach of fiduciary duty claim, that the individual AirTran defendants received greater benefits under the merger agreement than other former AirTran stockholders. The Nesbit lawsuit also included claims for alleged violations of Sections 14 and 20 of the Securities Exchange Act of 1934 for allegedly providing misleading and incomplete information in the Form S-4 Registration Statement filed with the SEC on November 19, 2010. Specifically, it alleged that the disclosures contained in the Form S-4 Registration Statement omitted or misrepresented material information regarding the process of approving the merger agreement, the merger consideration, and the intrinsic value of AirTran. On May 16, 2011, the Nesbit lawsuit was stayed pending resolution of earlier filed merger-related complaints, and on October 26, 2011, pursuant to the settlement and dismissal of those complaints, the Nesbit lawsuit was similarly dismissed.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The scheduled period for fact and expert discovery has ended, but plaintiffs have sought to reopen discovery because Delta discovered that it had not produced certain documents. Plaintiffs have also sought discovery sanctions against Delta but not against AirTran. The Court has not yet ruled on the sanctions motion or plaintiffs’ request to reopen discovery. The schedule for summary judgment motions has been suspended until the discovery issues are resolved. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.

The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the Internal Revenue Service, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of January 1, 2012.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	56
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	51
Jeff Lamb	Executive Vice President & Chief People & Administrative Officer	49
Ron Ricks	Executive Vice President, Chief Legal & Regulatory Officer, & Corporate Secretary	62
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	50
Davis S. Ridley	Senior Vice President & Chief Marketing Officer	58
Laura H. Wright	Senior Vice President Finance, Chief Financial Officer, & Treasurer	51

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

Robert E. Jordan has served as the Company’s Executive Vice President & Chief Commercial Officer since September 2011 and as President of AirTran Airways, Inc. since May 2011. Mr. Jordan also served as Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.

Jeff Lamb has served as the Company’s Executive Vice President & Chief People & Administrative Officer since September 2011. Mr. Lamb also served as Senior Vice President Administration & Chief People Officer from October 2007 to September 2011, Vice President People & Leadership Development from February 2006 to October 2007, and as Senior Director People Development from December 2004 until February 2006. Prior to joining the Company, Mr. Lamb served in various leadership roles with The Staubach Company, Belo Corporation, and Mesa Petroleum.

Ron Ricks has served as the Company’s Executive Vice President & Chief Legal & Regulatory Officer since September 2011 and as Corporate Secretary since May 2008. Mr. Ricks also served as Executive Vice President Corporate Services from May 2008 to September 2011, Executive Vice President Law, Airports, & Public Affairs from September 2006 to May 2008, and Senior Vice President Law, Airports, & Public Affairs from August 2004 until September 2006. Mr. Ricks joined the Company in 1986 as its Vice President Governmental Affairs.

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

Laura H. Wright has served as the Company’s Senior Vice President Finance & Chief Financial Officer since July 2004 and has also served as its Treasurer since November 2011. Ms. Wright also served as Vice President Finance & Treasurer from June 2001 to July 2004, Treasurer from 1998 to 2001, Assistant Treasurer from 1995 to 1998, and Director Corporate Finance from 1990 to 1995. Ms Wright joined the Company in 1988 as its Director Corporate Taxation.

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

Period	Dividend	High	Low
2011
1st Quarter	$0.00450	$13.59	$11.41
2nd Quarter	0.00450	12.87	10.68
3rd Quarter	0.00450	11.65	7.79
4th Quarter	0.00450	9.28	7.15

2010
1st Quarter	$0.00450	$13.42	$10.91
2nd Quarter	0.00450	13.97	11.06
3rd Quarter	0.00450	14.16	10.42
4th Quarter	0.00450	14.32	12.31

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 3, 2012, there were approximately 13,363 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2011, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index, also known as the AMEX Airline Index. The comparison assumes $100 was invested on December 31, 2006, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southwest Airlines Co.	$100	$80	$56	$75	$85	$56
S&P 500	$100	$105	$67	$84	$97	$99
NYSE ARCA Airline	$100	$59	$42	$59	$83	$57

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, Herbert D. Kelleher, Chairman Emeritus of the Company, exercised options to purchase unregistered shares of the Company’s Common Stock from the Company as follows:

Number of shares purchased	Option exercise price per share	Date of exercise	Aggregate proceeds to the Company
50,844	$ 1.00	12/14/2011	$ 50,844

The issuance of the above shares to Mr. Kelleher was exempt from registration under the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act because, among other things, of the limited number of participants in such transactions and the agreement and representation of Mr. Kelleher that he was acquiring such securities for investment and not with a view to distribution thereof. The issuance of such shares was not underwritten.

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1, 2011 through October 31, 2011	—	$—	—	$325,004,354
November 1, 2011 through November 30, 2011	5,600,000	$7.78	5,600,000	$281,426,034
December 1, 2011 through December 31, 2011	765,610	$8.39	765,610	$275,004,404

Total	6,365,610		6,365,610

(1)

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization. During 2011, the Company purchased approximately 27.5 million shares of its common stock for approximately $225 million of the $500 million in total currently authorized by the Board. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2011, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. This financial information includes the operations of AirTran since the May 2, 2011 acquisition date, but prior to that date only includes the operations of Southwest.

	Year ended December 31,
	2011	2010	2009	2008	2007
Financial Data (in millions, except per share amounts):
Operating revenues	$15,658	$12,104	$10,350	$11,023	$9,861
Operating expenses	14,965	11,116	10,088	10,574	9,070

Operating income	693	988	262	449	791
Other expenses (income) net	370	243	98	171	(267)

Income before taxes	323	745	164	278	1,058
Provision for income taxes	145	286	65	100	413

Net income	$178	$459	$99	$178	$645

Net income per share, basic	$.23	$.62	$.13	$.24	$.85
Net income per share, diluted	$.23	$.61	$.13	$.24	$.84
Cash dividends per common share	$.0180	$.0180	$.0180	$.0180	$.0180
Total assets at period-end	$18,068	$15,463	$14,269	$14,068	$16,772
Long-term obligations at period-end	$3,107	$2,875	$3,325	$3,498	$2,050
Stockholders’ equity at period-end	$6,877	$6,237	$5,454	$4,953	$6,941
Operating Data:
Revenue passengers carried	103,973,759	88,191,322	86,310,229	88,529,234	88,713,472
Enplaned passengers	127,551,012	106,227,521	101,338,228	101,920,598	101,910,809
Revenue passenger miles (RPMs) (000s)	97,582,530	78,046,967	74,456,710	73,491,687	72,318,812
Available seat miles (ASMs) (000s)	120,578,736	98,437,092	98,001,550	103,271,343	99,635,967
Load factor (1)	80.9%	79.3%	76.0%	71.2%	72.6%
Average length of passenger haul (miles)	939	885	863	830	815
Average aircraft stage length (miles)	679	648	639	636	629
Trips flown	1,317,977	1,114,451	1,125,111	1,191,151	1,160,699
Average passenger fare	$141.72	$130.27	$114.61	$119.16	$106.60
Passenger revenue yield per RPM (cents)	15.10	14.72	13.29	14.35	13.08
Operating revenue per ASM (cents)	12.99	12.30	10.56	10.67	9.90
Operating expenses per ASM (cents)	12.41	11.29	10.29	10.24	9.10
Fuel costs per gallon, including fuel tax	$3.19	$2.51	$2.12	$2.44	$1.80
Fuel consumed, in gallons (millions)	1,764	1,437	1,428	1,511	1,489
Active fulltime equivalent Employees	45,392	34,901	34,726	35,499	34,378
Aircraft in service at period-end (2)	698	548	537	537	520

(1)	Revenue passenger miles divided by available seat miles.
(2)	Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or held for return to the lessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2011	2010
Fuel and oil expense, unhedged	$5,580	$3,296
Add: Fuel hedge losses included in Fuel and oil expense	64	324

Fuel and oil expense, as reported	$5,644	$3,620
Add (Deduct): Net impact from fuel contracts	—	(172)

Fuel and oil expense, non-GAAP	$5,644	$3,448	63.7%

Operating income, as reported	$693	$988
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(35)	1
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	35	171
Add: Acquisition and integration costs, net (a)	132	7
Add: Charge for asset impairments, net of profitsharing	14	—

Operating income, non-GAAP	$839	$1,167	(28.1)%

Net income, as reported	$178	$459
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	21	(21)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	33	(11)
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	35	171
Income tax impact of fuel contracts	(31)	(52)
Add: Acquisition and integration costs, net (b)	85	4
Add: Charge for asset impairments, net (b)	9	—

Net income, non-GAAP	$330	$550	(40.0)%

Net income per share, diluted, as reported	$0.23	$0.61
Add: Net impact to net income above from fuel contracts divided by dilutive shares	0.07	0.12
Add: Impact of special items, net (b)	0.13	0.01

Net income per share, diluted, non-GAAP	$0.43	$0.74	(41.9)%

Operating expenses per ASM (cents)	12.41	11.29
Deduct: Fuel expense divided by ASMs	(4.68)	(3.68)
Deduct: Impact of special items, net (a)	(0.12)	—

Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	7.61	7.61	—%

*	As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a)	Amounts net of profitsharing impact on charges incurred through March 31, 2011. The Company amended its profitsharing plan during second quarter 2011 to defer the profitsharing impact of acquisition and integration costs incurred from April 1, 2011, through December 31, 2013. The profitsharing impact of these costs will be realized in 2014 and beyond.
(b)	Amounts net of taxes and profitsharing. See footnote (a) above.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations. These include 2011 and 2010 charges of $134 million and $8 million, respectively, (before the impact of profitsharing and/or taxes) related to expenses associated with the Company’s acquisition and integration of AirTran, a 2011 charge of $17 million (before the impact of profitsharing and/or taxes) for an asset impairment related to the Company’s decision not to equip its Classic (737-300/500) aircraft with “Required Navigation Performance” (RNP) capabilities, and a 2009 charge of $66 million (before profitsharing and/or taxes) related to Freedom ‘09, a voluntary early retirement program. The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results. See Note 2 and Note 9 to the Consolidated Financial Statements for further information on the AirTran acquisition and Freedom ‘09, respectively.

YEAR IN REVIEW

For the 39th consecutive year, the Company was profitable, earning $178 million ($.23 per share, diluted) in 2011, compared to the Company’s 2010 net income of $459 million ($.61 per share, diluted). On a non-GAAP basis, the Company’s 2011 net income was $330 million ($.43 per share, diluted), which was below the Company’s 2010 net income of $550 million ($.74 per share, diluted), on a non-GAAP basis. Operating income for 2011 was $693 million, which was a 29.9 percent decrease versus 2010. On a non-GAAP basis, the Company’s 2011 operating income was $839 million, or 28.1 percent lower than 2010. See the previous Note Regarding the Use of Non-GAAP Financial Measures. The decline in both net income and operating income, on both a GAAP and a non-GAAP basis, primarily was attributable to higher fuel costs. In fact, a 33.5 percent increase in the Company’s economic jet fuel cost per gallon compared to 2010 drove the majority of an over $2 billion year-over-year increase in economic Fuel and oil expense. However, the Company was able to combat the persistently high fuel costs by generating a 29.4 percent increase in operating revenues, thus enabling the Company to remain profitable. As discussed in Note 2 to the Consolidated Financial Statements, for GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the date of the acquisition, while the prior year includes only the results of Southwest for all periods presented. In certain discussions that follow, primarily those involving forward-looking information used in the projection of future results, the Company has chosen to make comparisons to prior year “combined” results or measures in order to provide more meaningful information since all future results for Southwest will include AirTran results. Prior year combined results consist of the combination of Southwest and AirTran stand-alone results, without any retrospective application of acquisition-related accounting adjustments.

The Company focused a significant amount of its efforts during 2011 on various revenue improvement initiatives. The Company’s major strategic initiatives include:

•	The acquisition and integration of AirTran in order to grow the Company’s network, gain access to key markets, and gain synergies through optimization of the combined carriers’ operations;

•

Implementation of Southwest’s All-New Rapid Rewards frequent flyer program, which took place in first quarter 2011 and which has exceeded the Company’s expectations with respect to the number of frequent flyer members added, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase Visa credit card holders added, and the number of frequent flyer points purchased by program members;

•

The addition of a larger aircraft, the Boeing 737-800, to Southwest’s fleet, which is scheduled to begin in first quarter 2012 and is expected to allow the Company to profitably expand to new destinations, including near-international locations, generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls, and operate at a lower seat mile cost;

•

Acceleration of the Company’s fleet modernization efforts. The Company announced in December 2011, that it will be the first airline to accept delivery of Boeing’s new, more fuel-efficient 737-MAX, which is expected to enter service in 2017. In connection with its fleet modernization program, the Company placed orders for a total of 150 Boeing 737-MAX aircraft and added a total of 58 Boeing 737NG aircraft to its existing firm order book. The 737-MAX is expected to reduce CO2 emissions and improve fuel burn by an additional 10 to 11 percent over today’s most fuel-efficient, single-aisle airplane. In January 2012, the Company also announced plans to retrofit its 737-700 fleet with an updated cabin interior. Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible. By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each 737-700 aircraft, along with more climate-friendly and cost-effective materials. These retrofits for Southwest 737-700 aircraft are expected to begin in March 2012 and to be completed in 2013. The Company plans to retrofit the AirTran current fleet of 737-700s as such aircraft are converted to the Southwest livery beginning in 2012.

•

Evaluation of short-term and long-term options to eventually replace Southwest’s reservation system, which is currently limited to domestic service. This will allow the Company to add international destinations, as well as other important Customer Service automations and functionality.

Each of these initiatives is expected to contribute significant incremental revenues once fully implemented.

The Company currently believes the acquisition of AirTran has the potential to yield net annual synergies of more than $400 million in 2013, not including acquisition and integration costs. The Company incurred $134 million in acquisition and integration expenses in 2011. Excluding acquisition and integration expenses estimated to total approximately $500 million through 2014, the transaction was modestly accretive to the Company’s earnings in 2011, excluding special items, is expected to be accretive in 2012, and is expected to be strongly accretive thereafter, upon full realization of the estimated net synergies. In addition, although Southwest and AirTran currently continue to operate as two separate airlines, the two carriers remain complementary with little route overlap. Strategically, both carriers have placed an emphasis on outstanding Customer Service, high quality low-cost operations, solid low-fare brands, and strong Employee cultures.

The Company continues to make progress with the integration of AirTran into its operations and existing processes. The Company has moved the vast majority of AirTran’s headquarters functions from Orlando to Dallas and expects to have approval from the FAA to achieve a single operating certificate in the first quarter of 2012. The Company has begun converting space in airports where both carriers operate and plans to begin converting AirTran’s fleet to the Southwest livery beginning in the first quarter of 2012. The Company has begun “optimizing” AirTran’s network, and is also planning to launch booking tools in 2012 to allow Customers of both airlines to book flights on either carrier via southwest.com or airtran.com and to integrate the frequent flyer programs of the carriers.

Also, in fourth quarter 2011, the Company announced that the Southwest Airlines Pilots’ Association (“SWAPA”), the union representing Southwest Pilots, the Air Line Pilots Association (“ALPA”), the union representing the pilots of AirTran, and the Company reached an agreement to integrate the two Pilot groups’ seniority lists. The agreement was approved by SWAPA’s Board of Directors and ALPA’s Master Executive Council and was ratified by the membership of each union. In December 2011, the Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”), the union that represents Southwest Flight Attendants, the Association of Flight Attendants (“AFA”), the union that represents AirTran Flight Attendants, and the Company reached an agreement to integrate the two Flight Attendant groups’ seniority lists. TWU 556’s Executive Board and AFA’s Master Executive Council both approved the agreement. The agreement was ratified by the respective memberships in January 2012. The Aircraft Mechanics Fraternal Association (“AMFA”), the union representing Southwest Aircraft Mechanics, the International Brotherhood of Teamsters, Local 528 (“IBT 528”), the union representing the AirTran Mechanics, and the Company reached a tentative agreement subject to a ratification vote by the unions’ respective memberships. The agreement would integrate the two groups’ seniority lists and also create a single labor agreement. The membership of each union is currently considering the tentative agreement. The Transportation Workers of America, AFL-CIO Local 557 (“TWU 557”), the union representing Southwest Flight Instructors, an Employee Committee representing the Flight Instructors of AirTran, and the Company reached an agreement to integrate the two groups’ seniority lists. TWU 557’s Executive Committee and the Employee Committee representing the AirTran Flight Instructors voted to pass the agreement forward to their respective members. The agreement was ratified by the respective memberships in January 2012.

Aside from the new destinations provided by the acquisition of AirTran, Southwest began service to three new markets during 2011—Charleston, South Carolina, Greenville/Spartanburg, South Carolina, and the New York-New Jersey area through Newark’s Liberty International Airport. The Company has also announced Southwest will begin service to Atlanta, Georgia during first quarter 2012. Atlanta is currently AirTran’s largest hub, and the Company will enhance AirTran’s existing service utilizing Southwest aircraft and connecting this important destination to Southwest’s vast domestic network. The efforts underway to fully integrate AirTran’s network and schedule with Southwest’s are expected to be a multi-year undertaking, but one that the Company believes will yield significant financial benefits.

At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2012. The Company currently expects to receive 33 737-800 aircraft deliveries during 2012, 28 of which will be new aircraft from Boeing, and five of which will be new 737-800s that are being leased from a third party. The Company also expects to retire approximately 40 of its older 737-300s and 737-500s and expects 2012 ASMs to approximate the combined amount flown during 2011 by Southwest and AirTran.

RESULTS OF OPERATIONS

2011 compared with 2010

The Company’s consolidated net income of $178 million ($.23 per share, diluted) in 2011 decreased by $281 million, or 61.2 percent, compared to its 2010 net income of $459 million ($.61 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2011—including those that settled during 2011 and those that will settle in future years—the Company recognized a net total of $259 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2010, the Company recognized a net total of $426 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2011 and 2010 includes the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments. The Company’s results for 2011 also included a charge for asset impairment of $17 million (before the impact of profitsharing or taxes) related to the Company’s decision not to equip its Classic (737-300/500) aircraft with RNP capabilities and AirTran acquisition and integration-related expenses of $134 million (before the impact of profitsharing or taxes). The Company’s 2011 operating income of $693 million was lower than the Company’s 2010 operating income of $988 million, as the 34.6 percent increase in operating expenses outpaced the 29.4 percent increase in operating revenues.

Operating revenues

The following table presents the consolidated operating revenues for the Company for the year ended December 31, 2011, compared to prior year reported results, as well as a reconciliation of the impact of the AirTran acquisition on the comparative results (in millions, except for percentage changes):

	Year ended December 31,		Dollar change	Dollar change attributable to AirTran results	Dollar change excluding AirTran results	Percent change excluding AirTran results

	2011	2010
OPERATING REVENUES:
Passenger	$14,735	$11,489	$3,246	$1,742	$1,504	13.1%
Freight	139	125	14	—	14	11.2
Other	784	490	294	261	33	6.7

Total operating revenues	$15,658	$12,104	$3,554	$2,003	$1,551	12.8%

Consolidated operating revenues increased by $3.6 billion, or 29.4 percent, compared to 2010. The majority of the increase was attributable to the inclusion of the results of AirTran following the May 2, 2011 acquisition. Excluding the results of AirTran following the acquisition, operating revenues for 2011 increased by $1.6 billion, or 12.8 percent, compared to 2010, primarily due to a $1.5 billion, or 13.1 percent, increase in Passenger revenues. Holding other factors constant, over 40 percent of the increase in Passenger revenues was attributable to the 5.5 percent increase in Southwest’s capacity, versus 2010. The remainder of the increase primarily was due to higher Passenger yields (Passenger revenues per RPM flown), as the Company implemented fare increases in an attempt to buffer a portion of the impact of higher fuel costs.

The Company’s load factor also increased 1.6 points to 80.9 percent in 2011, which was a record for the Company. These strong revenue results were achieved due to better revenue management techniques and strategies, continued optimization of the Company’s flight schedule to better match demand in certain markets, improving economic conditions, which led to higher demand for air travel versus 2010, and at times, targeted marketing campaigns in which the Company differentiated its product and service from competitors. For January 2012, the Company experienced a year-over-year increase in passenger unit revenues of approximately seven percent compared to passenger unit revenues on a combined basis in January 2011. Bookings and revenue trends, thus far, for the remainder of first quarter 2012 also remain strong.

Consolidated Freight revenues increased by $14 million, or 11.2 percent, versus 2010, primarily due to higher average rates charged as a result of fuel surcharges and better economic conditions than the prior year. The Company currently expects freight revenues for first quarter 2012 to be in line with fourth quarter 2011 freight revenues.

Excluding the results of AirTran following the acquisition, Other revenues increased $33 million, or 6.7 percent, compared to 2010. This increase was due to revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and pets. The increase in revenues from initiatives was partially offset by a year-over-year increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenue. The classification of such amounts is influenced by average fares, among other factors. See Note 1 to the Consolidated Financial Statements for further information on the Company’s frequent flyer program. Other revenues for AirTran for the period following the acquisition included approximately $110 million in baggage fees collected from Customers. The Company expects consolidated Other revenues for first quarter 2012 to fall below combined results for first quarter 2011, due to a higher portion of expected revenues from business partners being classified as Passenger revenues.

Operating expenses

Consolidated operating expenses for 2011 increased by $3.8 billion, or 34.6 percent, compared to 2010, while capacity increased 22.5 percent compared to 2010. The increase in consolidated operating expenses was primarily due to the inclusion of AirTran’s 2011 operating expenses following the acquisition. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. Excluding the results of AirTran following the acquisition, operating expenses increased 17.0 percent. The following tables present the Company’s operating expenses per ASM for 2011 and 2010, and year-over-year dollar changes for the same periods showing a reconciliation of the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Year ended December 31,				Per-ASM change		Percent change
(in cents, except for percentages)	2011		2010
Salaries, wages, and benefits	3.62	¢	3.76	¢	(.14	)¢	(3.7)%
Fuel and oil	4.68		3.68		1.00		27.2
Maintenance materials and repairs	.79		.76		.03		3.9
Aircraft rentals	.26		.18		.08		44.4
Landing fees and other rentals	.80		.82		(.02)		(2.4)
Depreciation and amortization	.59		.64		(.05)		(7.8)
Acquisition and integration	.11		—		.11		n.a.
Other operating expenses	1.56		1.45		.11		7.6

Total	12.41	¢	11.29	¢	1.12	¢	9.9%

	Year ended December 31,		Dollar change	Dollar change attributable to AirTran results	Dollar change excluding AirTran results	Percent change excluding AirTran results
(in millions, except for percentages)
	2011	2010
OPERATING EXPENSES:
Salaries, wages, and benefits	$4,371	$3,704	$667	$381	$286	7.7%
Fuel and oil	5,644	3,620	2,024	811	1,213	33.5
Maintenance materials and repairs	955	751	204	175	29	3.9
Aircraft rentals	308	180	128	159	(31)	(17.2)
Landing fees and other rentals	959	807	152	117	35	4.3
Depreciation and amortization	715	628	87	41	46	7.3
Acquisition and integration	134	8	126	28	98	n.a.
Other operating expenses	1,879	1,418	461	250	211	14.9

Total operating expenses	$14,965	$11,116	$3,849	$1,962	$1,887	17.0%

On a dollar basis, excluding the results for AirTran following the acquisition, operating expenses increased by $1.9 billion for 2011 compared to 2010, approximately 64 percent of which was due to a higher average jet fuel cost per gallon. Consolidated operating expenses per ASM (unit costs) for 2011 increased 9.9 percent compared to 2010. Over 89 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs, as the Company’s average jet fuel cost per gallon increased 27.1 percent to $3.19, including the impact of hedging activity. An increase in acquisition and integration expenses (incurred by Southwest) of $98 million also contributed to the year-over-year increase in costs on both a dollar and a per-ASM basis during 2011. On a non-GAAP basis, the Company’s 2011 consolidated operating expenses per ASM, excluding fuel, remained relatively flat compared to 2010. Based on current cost trends, the Company expects first quarter 2012 unit costs on a consolidated basis, excluding fuel, profitsharing, and special items, to increase compared to first quarter 2011’s combined unit costs, excluding fuel, profitsharing, and special items. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Excluding the results of AirTran following the acquisition, Salaries, wages, and benefits expense increased by $286 million for 2011 compared to 2010. The majority of the year-over-year increase was due to the increase in Southwest’s capacity and number of trips flown, which was partially offset by a decrease in profitsharing expense resulting from lower income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Consolidated Salaries, wages, and benefits expense per ASM for 2011 decreased 3.7 percent compared to 2010. On a per-ASM basis, the majority of this decrease was due to AirTran unit costs for Salaries, wages, and benefits being significantly lower than Southwest’s. This decrease was partially offset by increases in average wage rates paid to the majority of Southwest’s workforce. Based on current cost trends and anticipated capacity, the Company expects consolidated Salaries, wages, and benefits expense per ASM in first quarter 2012, excluding profitsharing, to increase from first quarter 2011’s combined unit cost, excluding profitsharing.

Southwest’s Materials Specialists (formerly known as Stock Clerks), totaling approximately 170 Employees, are subject to an agreement between the Company and the International Brotherhood of Teamsters, Local 19 (“IBT Local 19”). During first quarter 2011, Southwest’s Materials Specialists ratified a new agreement that becomes amendable August 16, 2013.

Southwest’s Aircraft Appearance Technicians, totaling approximately 240 Employees, are subject to a collective-bargaining agreement between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”), which became amendable in February 2009. The Company and AMFA had tentatively agreed on a new contract, but during July 2011, the Aircraft Appearance Technicians voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with AMFA.

Southwest’s Dispatchers, totaling approximately 190 Employees, are subject to agreements between the Company and the Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”), which became amendable in 2009. The Company is currently in discussions on a new agreement with TWU 550.

Southwest’s Ramp, Operations, Provisioning, and Freight Agents, totaling approximately 8,800 Employees, are subject to an agreement between the Company and the TWU Local 555 (“TWU 555”), which became amendable in June 2011. The Company is currently in discussions on a new agreement with TWU 555.

Excluding the results of AirTran following the acquisition, Fuel and oil expense for 2011 increased $1.2 billion, or 33.5 percent, versus 2010. On a per-ASM basis, 2011 consolidated Fuel and oil expense increased by 27.2 percent versus 2010. Both of these increases were primarily due to a 27.1 percent increase in the Company’s average fuel cost per gallon. On a consolidated basis, as a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $64 million in 2011 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $324 million recognized in Fuel and oil expense in 2010. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $63 million paid to counterparties in 2011 versus $153 million paid to counterparties for 2010. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 13, 2012, on an economic basis, the Company had combined derivative contracts in place related to expected future fuel consumption at the following levels:

Average WTI Crude Oil price per barrel	Percent of estimated fuel consumption covered by fuel derivative contracts
	First Half 2012	Second Half 2012
$80 to $100		10-20% range
$100 to $125	(1)	approx. 50%
$125 to $150		approx. 20%
Above $150		less than 5%

Percent of estimated fuel consumption
Period	covered by fuel derivative contracts at varying WTI crude-equivalent price levels
2013	over 50%
2014	over 40%
2015	over 10%

(1)	For first half 2012, the Company’s current estimated fuel consumption covered by fuel derivative contracts is minimal, with various fuel derivative contracts at WTI crude-equivalent intervals between $80 and $150 per barrel.

As a result of prior hedging activities, the Company continues to have significant amounts “frozen” in Accumulated other comprehensive income (“AOCI”), and these amounts will be recognized in the Company’s Statement of Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company’s estimated fair value of remaining fuel derivative contracts on a consolidated basis (not considering the impact of the cash collateral provided to or received from counterparties—See Note 10 to the Consolidated Financial Statements for further information) as well as the amount of deferred gains/losses in AOCI at December 31, 2011, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2011	Amount of gains (losses) deferred in AOCI at December 31, 2011 (net of tax)
2012	$(189)	$(92)
2013	(14)	(91)
2014	131	23
2015	28	(23)

Total	$(44)	$(183)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for first quarter 2012, second quarter 2012, and second half 2012 jet fuel prices at different crude oil assumptions as of January 13, 2012, and for expected premium costs associated with settling contracts each period.

	Estimated difference in economic jet fuel price per gallon, above/(below) unhedged market prices, including taxes
Average WTI Crude Oil price per barrel	1Q 2012	2Q 2012	Second Half 2012
$75	$0.12	$0.12	$0.15
$90	$0.12	$0.09	$0.11
$99 (1)	$0.12	$0.06	$0.06
$115	$0.12	$0.06	($0.11)
$130	$0.11	$0.06	($0.28)
Estimated premium costs (2)	$6 million	$5 million	$37 million

(1)	Based on the first quarter 2012 average WTI forward curve and market prices as of January 13, 2012, and current estimated fuel consumption covered by fuel derivative contracts, first quarter 2012 economic fuel price per gallon, including taxes, is estimated to be approximately $3.35 per gallon, or $.12 above market prices.
(2)	Premium costs are recognized as a component of Other (gains) losses net.

Excluding the results of AirTran following the acquisition, Maintenance materials and repairs expense for 2011 increased $29 million, or 3.9 percent, on a dollar basis compared to 2010. This increase primarily was attributable to higher airframe expense associated with routine heavy maintenance checks. On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 3.9 percent primarily as a result of higher engine expense, as AirTran’s Boeing 717 fleet has higher engine costs, on a flight hour basis, than Southwest’s all-Boeing 737 fleet. In October 2011, the Company amended its engine maintenance contracts with GE Engine Services. Previously, the engines on both its Classic fleet (737-300/500s) and its 737-700s were subject to “power-by-the-hour” agreements under which the cost was based on the number of engine hours flown. The amended agreement for the Classic fleet no longer meets the risk-transfer criteria of a “power-by-the-hour” agreement, and thus expense will prospectively be recorded on a time and materials basis when an engine repair event takes place. The maintenance contract for the engines on the Company’s 737-700 fleet was amended primarily to incorporate the 52 Boeing 737-700s from the AirTran acquisition and to extend the term of that agreement until December 31, 2021. The amendments to both maintenance contracts were effective October 1, 2011. The Company currently expects consolidated Maintenance materials and repairs expense per ASM for first quarter 2012 to be comparable to combined first quarter 2011 results, based on currently scheduled airframe maintenance events, scheduled engine shop visits, Evolve retrofits, and projected engine hours flown.

Excluding the results of AirTran following the acquisition, Aircraft rentals expense for 2011 decreased $31 million, or 17.2 percent, on a dollar basis compared to 2010 as a result of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran’s Boeing 717 leases. See Note 2 to the Consolidated Financial Statements. Excluding the impact of this amortization, year-over-year expense decreased slightly on a dollar basis. Consolidated Aircraft rentals expense per ASM for 2011 increased 44.4 percent compared to 2010. This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet. Of the 140 aircraft in AirTran’s fleet, over 70 percent are on operating leases, versus approximately 16 percent for Southwest’s fleet at December 31, 2011. The Company currently expects consolidated Aircraft rentals expense per ASM for first quarter 2012 to be comparable to fourth quarter 2011’s consolidated results, based on expected amortization associated with the aforementioned unfavorable aircraft lease liability and lease rate reductions negotiated for the Boeing 717 leases.

Excluding the results of AirTran following the acquisition, Landing fees and other rentals expense for 2011 increased by $35 million, or 4.3 percent, on a dollar basis compared to 2010. The majority of the dollar increase was due to the increase in number of trips flown versus the same prior year period. On a per-ASM basis compared to 2010, consolidated Landing fees and other rentals expense decreased by 2.4 percent. The decline on a per-ASM basis primarily was due to higher than anticipated credits (refunds) received in 2011 as a result of airports’ audits of prior period payments. The Company currently expects consolidated Landing fees and other rentals expense for first quarter 2012 to be higher than the combined first quarter 2011 results on a per-ASM basis.

Excluding the results of AirTran following the acquisition, Depreciation and amortization expense for 2011 increased $46 million, or 7.3 percent, on a dollar basis compared to 2010. Approximately 66 percent of this increase was due to the amortization associated with the intangible assets recognized upon the acquisition of AirTran, such as customer relationships, trademarks, slots, domain name, and non-compete agreements, and approximately 23 percent was due to large projects that have been placed into service, such as the Company’s implementation of its All-New Rapid Rewards frequent flyer program. On a per-ASM basis, consolidated Depreciation and amortization expense decreased by 7.8 percent compared to 2010, primarily due to the majority of AirTran’s fleet being on operating leases. For first quarter 2012, the Company currently expects consolidated Depreciation and amortization expense per ASM to increase compared to first quarter 2011’s combined results, primarily due to the amortization of intangible assets and the Company’s plans to accelerate the retirement of its Classic fleet.

On a consolidated basis for 2011, the Company incurred $134 million of acquisition and integration costs related to the acquisition of AirTran. These costs primarily consisted of financial advisory fees and consulting, severance, technology, and facility integration expenses. See Note 2 to the Consolidated Financial Statements.

Excluding the results of AirTran following the acquisition, Other operating expenses for 2011 increased $211 million on a dollar basis compared to 2010. Approximately 20 percent of this increase was a result of revenue-related costs (such as credit card processing fees) associated with the 13.1 percent increase in Passenger revenues, approximately 17 percent was due to technology and consulting costs associated with completed and ongoing projects, and approximately 8 percent was a result of a $17 million asset impairment related to the Company’s decision not to equip its Classic aircraft with RNP capabilities. On a consolidated basis, Other operating expenses per ASM for 2011 increased 7.6 percent compared to 2010. Approximately 31 percent of the increase per ASM was a result of revenue-related costs and 16 percent was due to technology and consulting costs associated with projects. On a consolidated basis for first quarter 2012, the Company currently expects Other operating expenses per ASM to increase from first quarter 2011’s combined results.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2012. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or experience unavailability of adequate coverage in future periods.

Other

Consolidated Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Consolidated Interest expense for 2011 increased by $27 million, or 16.2 percent, compared to 2010. The additional debt held by the Company in connection with the AirTran acquisition resulted in $26 million additional interest expense for 2011. For first quarter 2012, the Company expects interest expense to decline from fourth quarter 2011’s $51 million, primarily as a result of the redemption of the Company’s $400 million 10.5% notes on December 15, 2011. See Note 2 to the Consolidated Financial Statements.

Consolidated Capitalized interest for 2011 decreased by $6 million, or 33.3 percent, compared to 2010, primarily due to a decrease in average progress payment balances for scheduled future aircraft deliveries.

Consolidated Interest income for 2011 decreased by $2 million, or 16.7 percent, compared to 2010, primarily due to lower rates earned on invested cash and short-term investments.

Consolidated Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2011 and 2010:

	Year ended December 31,
(in millions)	2011	2010
Mark-to-market impact from fuel contracts settling in future periods	$21	$(21)
Ineffectiveness from fuel hedges settling in future periods	33	(11)
Realized ineffectiveness and mark-to-market (gains) or losses	35	(1)
Premium cost of fuel contracts	107	134
Other	2	5

	$198	$106

Income taxes

The Company’s consolidated effective tax rate was approximately 45 percent for 2011, compared to 38 percent for 2010. The higher rate for 2011 primarily was driven by the Company’s lower 2011 income before taxes (thus enhancing the impact of permanent tax differences), a portion of acquisition-related costs being non-deductible, additional income tax expense of $5 million as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a first quarter 2011 $2 million charge as a result of a

State of Illinois tax law change. On a non-GAAP basis, the Company currently projects a full year 2012 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results. However, the Company’s effective tax rate during interim periods of 2012 may differ significantly from this full year estimate.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2010	2009
Fuel and oil expense, unhedged	$3,296	$2,577
Add: Fuel hedge losses included in Fuel and oil expense	324	467

Fuel and oil expense, as reported	$3,620	$3,044
Add (Deduct): Net impact from fuel contracts	(172)	(222)

Fuel and oil expense, non-GAAP	$3,448	$2,822	22.2%

Net income, as reported	$459	$99
Add/(Deduct): Mark-to-market impact from fuel contracts settling in current and future periods	(21)	(73)
Add/(Deduct): Ineffectiveness from fuel hedges settling in future periods	(11)	(97)
Add/(Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	171	184
Income tax impact of fuel contracts	(52)	(5)
Add: Acquisition and integration costs, net (b)	4	—
Add: Charge for voluntary early out program, net (b)	—	35

Net income, non-GAAP	$550	$143	n.a

Net income per share, diluted, as reported	$.61	$.13
Add/(Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	.12	.02
Add: Impact of special items, net (b)	.01	.04

Net income per share, diluted, non-GAAP	$.74	$.19	n.a

Operating expenses per ASM (cents)	11.29	10.29
Deduct: Fuel expense divided by ASMs	(3.68)	(3.11)
Deduct: Impact of special items, net (a)	—	(.05)

Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	7.61	7.13	6.7%

*	As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a)	Amounts net of profitsharing.
(b)	Amounts net of taxes and profitsharing.

See previous Note Regarding Use of Non-GAAP Financial Measures.

2010 compared with 2009

The Company’s consolidated net income of $459 million ($.61 per share, diluted) in 2010 represented an increase of $360 million, or 364 percent, compared to its 2009 net income of $99 million ($.13 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2010—including those that settled during 2010 and those that will settle in future years—the Company recognized a net total of $426 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2009, the Company recognized a total of $408 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2010 and 2009 includes the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments. The Company’s results for 2009 also included a one-time charge of $66 million (before the impact of profitsharing or taxes) related to Freedom ‘09, a voluntary early retirement program that was accepted by 1,404 Employees. See Note 9 to the Consolidated Financial Statements for further information on this program. The Company’s 2010 operating income was $988 million, which was significantly better than the Company’s 2009 operating income of $262 million, as the 16.9 percent increase in operating revenues outpaced the 10.2 percent increase in operating expenses.

Operating revenues

Consolidated operating revenues increased $1.8 billion, or 16.9 percent, primarily due to a $1.6 billion, or 16.1 percent, increase in Passenger revenues. The majority of the increase in Passenger revenues was attributable to the 10.8 percent increase in Passenger yield (Passenger revenues per RPM flown), primarily due to higher average fares. The Company’s load factor also increased 3.3 points to 79.3 percent in 2010. These strong revenue results were achieved due to better revenue management techniques and strategies, improving economic conditions which led to higher demand for air travel versus 2009, including a new and improved website at www.southwest.com, capacity restraint and reallocation by both the Company and the entire airline industry, fare increases, and targeted marketing campaigns designed to enhance the Company’s already strong Brand and Customer Experience.

Consolidated Freight revenues increased $7 million, or 5.9 percent, versus 2009, primarily due to higher average rates charged as a result of better economic conditions. Other revenues increased $150 million, or 44.1 percent, compared to 2009. Approximately 63 percent of the increase was due to revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and for pets. The remainder of the increase primarily was due to higher commissions earned from programs the Company sponsors with certain business partners, such as Southwest’s co-branded Chase Visa credit card.

Operating expenses

Consolidated operating expenses for 2010 increased $1.0 billion, or 10.2 percent, compared to a slight increase in capacity. Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following presents the Company’s operating expenses per ASM for 2010 and 2009 followed by explanations of these changes on a per ASM basis and/or on a dollar basis (in cents, except for percentages):

	Year ended December 31,				Per ASM change		Percent change
(in cents, except for percentages)	2010		2009
Salaries, wages, and benefits	3.76	¢	3.54	¢	.22	¢	6.2%
Fuel and oil	3.68		3.11		.57		18.3
Maintenance materials and repairs	.76		.73		.03		4.1
Aircraft rentals	.18		.19		(.01)		(5.3)
Landing fees and other rentals	.82		.73		.09		12.3
Depreciation and amortization	.64		.63		.01		1.6
Other operating expenses	1.45		1.36		.09		6.6

Total	11.29	¢	10.29	¢	1.00	¢	9.7%

The Company’s 2010 CASM (cost per available seat mile) increased 9.7 percent compared to 2009. Over 55 percent of this year-over-year CASM increase was due to an 18.4 percent increase in the Company’s average jet fuel cost per gallon. The Company’s 2009 operating expenses also included the impact of Freedom ‘09, the early retirement plan offered by the Company, which resulted in a $66 million charge. Excluding the impact of this charge, 2010 integration costs incurred in preparation for the acquisition of AirTran, and Fuel and oil expense for each year, 2010 CASM increased compared to 2009 primarily due to higher wage rates, higher profitsharing expense, and higher airport costs.

Salaries, wages, and benefits increased $236 million on an absolute dollar basis, including the impact of the $66 million charge recorded during third quarter 2009 as a result of Freedom ‘09, the early retirement plan offered by the Company that was accepted by 1,404 Employees. Excluding the impact of the Freedom ‘09 charge, approximately 55 percent of the year-over-year increase was from higher salaries and wages, primarily as a result of higher average wage rates. The remainder of the year-over-year increase primarily was attributable to a $124 million increase in profitsharing, as a result of higher income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Salaries, wages, and benefits expense per ASM was 6.2 percent higher than 2009, primarily due to pay scale increases as a result of increased seniority and contractual rate increases for the Company’s unionized workforce, who make up the majority of its Employees, while the Company’s ASM capacity increased only slightly compared to 2009. These increases combined with relatively flat headcount resulted in higher average rates per Employee.

Fuel and oil expense increased $576 million, or 18.9 percent, and on a per-ASM basis increased 18.3 percent versus 2009. Both the dollar and the per ASM increase were driven primarily by an 18.4 percent increase in the average price per gallon for jet fuel, including the impact of fuel derivatives used in hedging, and including related taxes. As a result of the Company’s fuel hedging program and inclusive of the impact of the accounting guidance for derivatives and hedging, the Company recognized net losses totaling $324 million in 2010 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $467 million recognized in Fuel and oil expense in 2009. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $153 million paid to counterparties in 2010 versus $245 million paid to counterparties for 2009. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness, which are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

Maintenance materials and repairs increased 4.5 percent on a dollar basis, and increased 4.1 percent on a per-ASM basis compared to 2009. On both a dollar and a per-ASM basis, the increases were due to an increase in the number of scheduled airframe maintenance events versus 2009.

Aircraft rentals expense per ASM decreased 5.3 percent and, on a dollar basis, decreased $6 million. Both decreases primarily were due to the renegotiation of several aircraft leases at lower rates.

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

Other

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

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s fuel hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2010 and 2009:

	Year ended December 31,
(in millions)	2010	2009
Mark-to-market impact from fuel contracts settling in future periods	$(21)	$(73)
Ineffectiveness from fuel hedges settling in future periods	(11)	(97)
Realized ineffectiveness and mark-to-market (gains) or losses	(1)	(38)
Premium cost of fuel contracts	134	148
Other	5	6

	$106	$(54)

See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities.

Income taxes

The provision for income taxes, as a percentage of income before taxes, decreased to 38 percent in 2010 from 40 percent in 2009. The lower 2010 rate primarily was due to the Company’s higher 2010 earnings, which diluted the impact of permanent tax differences, thus reducing the tax rate.

LIQUIDITY AND CAPITAL RESOURCES

On a consolidated basis, net cash provided by operating activities was $1.4 billion in 2011, compared to $1.6 billion provided by operating activities in 2010. Operating cash inflows primarily are derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of airline operations. Operating cash flows can also be significantly impacted by the Company’s fuel hedge positions and the significant fluctuation in fair value of those positions and the corresponding cash collateral requirements associated with those positions. In the Consolidated Statement of Cash Flows, increases and/or decreases to these cash deposits are reflected in operating cash flows as Cash collateral received from (provided to) fuel derivative counterparties. As of December 31, 2011, the net amount of cash provided to fuel hedge counterparties was $226 million, and the net change in cash deposits for 2011 was a net operating outflow of $195 million. Cash flows associated with entering into new fuel derivatives, which are also classified as operating cash flows, were net inflows of $192 million in 2011, net outflows of $359 million in 2010, and net outflows of $86 million in 2009. Cash flows from operating activities for 2011 were also significantly impacted by the Company’s net income (as adjusted for non-cash depreciation and amortization expense and non-cash unrealized losses on fuel derivative instruments). For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” respectively. Operating cash generated is used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash used in investing activities in 2011 totaled $1.1 billion, versus $1.3 billion used in 2010. Investing activities in both years included payments for new 737-700 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 18 new Boeing 737-700 aircraft in 2011, versus the purchase of 11 Boeing 737-700s in 2010. See Note 4 to the Consolidated Financial Statements. Investing activities for 2011 and 2010 also reflect $48 million and $772 million, respectively, related to changes in the balance of the Company’s short-term investments.

Net cash used in financing activities was $766 million in 2011. During 2011, the Company repaid $557 million in debt and capital lease obligations that came due, repurchased approximately $225 million of its outstanding common stock through a share repurchase program, and used $81 million in cash to repay convertible note holders following the acquisition of AirTran. Net cash used in financing activities was $149 million in 2010. During 2010, the Company repaid $155 million in debt and capital lease obligations that came due, and also repaid $44 million from a credit line borrowing associated with auction rate security instruments that were redeemed back to its counterparty. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. In addition to aircraft acquired as a result of the AirTran acquisition, the Company received 20 Boeing 737-700 aircraft in 2011, 18 of which were new aircraft purchased from Boeing and two of which were leased from a third party. The Company also retired ten older leased and owned 737-300 aircraft from service during 2011. During December 2011, the Company and Boeing announced a significant revision to the Company’s future firm aircraft order book. Among other items, the revision included the incorporation of AirTran’s future orders into the Company’s agreement, the addition of 58 new 737NG firm orders, and the Company’s placement of a firm order for 150 of Boeing’s new 737 MAX aircraft which is expected to enter service in 2017. In addition to these orders from Boeing, during July 2011, the Company executed an agreement to lease five new 737-800 aircraft from a third party. These aircraft are expected to be placed into service in mid-2012 and are expected to replace older aircraft, which are currently scheduled to be retired. Under the Company’s agreement with Boeing, it has the option to substitute 737-600s for the 737-700s ordered with at least 24 months notice prior to the contractual delivery date and can substitute 737-800s for the 737-700s with at least twelve months notice. See Note 4 to the Consolidated Financial Statements for a complete table of the Company’s firm orders, options, and purchase rights with Boeing. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made any guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2011, the Company, including AirTran, operated 199 leased aircraft, of which 192 are under operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $230 million at December 31, 2011.

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

The following table aggregates the Company’s (including AirTran’s) material expected contractual obligations and commitments as of December 31, 2011:

	Obligations by period (in millions)
Contractual obligations	2012	2013 - 2014	2015 - 2016	Beyond 2016	Total
Long-term debt (1)	$556	$719	$816	$1,481	$3,572
Interest commitments - fixed (2)	129	226	167	144	666
Interest commitments - floating (3)	19	35	41	60	155
Operating lease commitments (4)	640	1,359	1,068	2,516	5,583
Capital lease commitments	6	12	12	26	56
Aircraft purchase commitments (5)	952	2,339	2,343	6,988	12,622
Other commitments	198	273	72	—	543

Total contractual obligations	$2,500	$4,963	$4,519	$11,215	$23,197

(1)	Includes principal only and includes $68 million associated with the Company’s convertible senior notes due 2016. See Note 7 to the Consolidated Financial Statements.
(2)	Related to fixed-rate debt only.
(3)	Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2011 and can be subject to significant fluctuation.
(4)	Includes LFMP commitment amounts.
(5)	Firm orders from Boeing. The Company has flexibility as to the timing for certain of the firm orders in 2013 through 2017, but has classified the amounts in the earliest year they could be considered a commitment.

As discussed in Note 2 to the Consolidated Financial Statements, the Company expects to incur approximately $500 million in integration and closing costs associated with the acquisition of AirTran, a portion of which were incurred in 2010 and 2011, and which have been, and are expected to continue to be, funded with cash. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.1 billion as of December 31, 2011, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million, will enable it to meet these future integration expenditures. Additionally, as discussed in Note 7 to the Consolidated Financial Statements and as set forth above in the contractual obligations table, the Company has long-term debt maturities of $385 million in March 2012, which are currently expected to be funded with cash and short-term investments on hand or expected to be generated from operations during 2012. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as needed. The Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets, modest leverage, and consistent profitability, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. As of December 31, 2011, the book value of the Company’s unencumbered aircraft totaled approximately $6.2 billion.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, up to $500 million of the Company’s common stock following such authorization. During 2011, the Company purchased approximately 27.5 million shares of its common stock for approximately $225 million of the $500 million in total currently authorized by the Board.

Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas and the Love Field Airport Modernization Corporation (or LFAMC, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010, with completion of the project scheduled for the second half of 2014. Although subject to change, the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

During fourth quarter 2010, the LFAMC issued $310 million in tax-exempt facility revenue bonds (LFMP Bonds), the proceeds of which have been or will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for approximately $80 million in early LFMP expenditures made (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council and subsequent Resolutions by the LFAMC). Repayment of the LFMP Bonds will be through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments are expected to be made through recurring ground rents, fees, and other revenues collected at the Airport. The Company has guaranteed principal, premium, and interest on the issued bonds. Depending on funding needs and the timing of these funds from other sources, an additional tranche of bonds is expected to be issued during 2012. It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.

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

The Company’s liquidity could be impacted by the LFMP to the extent there is not an additional future successful bond issuance or there is a timing difference between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently anticipate the occurrence of either of these items. The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position. See Note 4 to the Consolidated Financial Statements for further information and accounting requirements related to the LFMP.

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

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused, be refunded, or exchanged involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. According to Southwest’s “Contract of Carriage,” tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). This policy also applies to unused Customer funds that may be left over from exchanging a less expensive ticket for a previously purchased ticket that was more expensive. A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest and other airlines have consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Holding other factors constant, a 10 percent change in the Company’s (including AirTran’s) estimate of the amount of tickets that will expire unused would have resulted in a $37 million, or 0.25 percent, change in Passenger revenues recognized for 2011.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, changes to the Company’s ticketing policies, the Company’s refund, exchange, and unused funds policies, the mix of refundable and nonrefundable fares, promotional fare activity, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. During 2009, as a result of the Company’s efforts to stimulate demand through fare sales, Passenger revenues consisted of a higher percentage of discount tickets flown and a lower percentage of fully refundable tickets flown. In addition, during 2011, the Company revised its unused funds policy to restrict the ability of a Customer to transfer funds to another Customer, which has resulted in an increase in expiration of unused funds. Consequently, the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets recorded during 2009 and during 2011 was approximately 30 to 35 percent higher than what it believes its historical averages would indicate for those years. The Company believes these estimates are supported by actual data and are reasonable given the underlying fact patterns.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for long-lived assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 496 Boeing 737 aircraft and 10 Boeing 717 aircraft in the Company’s (including AirTran’s) fleet at December 31, 2011, which are either owned or on capital lease. The remaining 114 Boeing 737 aircraft and 78 Boeing 717 aircraft in the Company’s (including AirTran’s) fleet at December 31, 2011, are operated under operating leases. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer:

	Estimated Useful Life	Estimated Residual value
Airframes and engines	23 to 30 years	5%-15%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. For example, during fourth quarter 2010, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on current and expected future market conditions related to these aircraft, the Company reduced the residual values of these aircraft from approximately 15 percent of original cost to approximately 10 percent of original cost. This determination was made due to the lack of buyers for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has increased the supply of older aircraft on the market. As this reduction in residual value is considered a change in estimate, it was accounted for on a prospective basis, and thus the Company has effectively accelerated the recording of depreciation expense over the remainder of the useful lives for each aircraft. The impact of this change was not material.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2011, the Company was a party to over 800 separate financial derivative instruments, related to its fuel hedging program, for the years 2012 through 2015. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years. For example, during 2010, market “spot” prices for crude oil peaked at a high of approximately $91 per barrel and hit a low price of approximately $68 per barrel. During 2011, market spot prices ranged from a low of $76 per barrel to a high of $114 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some historical periods, because of increased volatility in energy markets, the Company has in fact lost hedge accounting for a certain type of commodity, such as all unleaded gasoline derivative instruments. There have also been instances in which the Company has lost hedge accounting in specific geographic locations for certain types of commodities used in hedging. At such times, the Company has marked all such derivatives to fair value in each quarterly period, with all changes in value reflected as a component of Other (gains) losses, net in the Consolidated Statement of Income. The Company did not lose hedge accounting for an entire commodity during 2011, 2010, or 2009. Although the Company’s prospective assessment has been utilized to ensure that the commodities used in most cases still qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their fair values from period to period and thus determine their accounting treatment. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result. This could result in the immediate recording of non-cash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire/settle until a future period. Likewise, if a derivative contract ceases to qualify for hedge accounting, the changes in the fair value of the derivative instrument is recorded every period to Other (gains) and losses, net in the Consolidated Statement of Income in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the past volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has historically resulted, in increased volatility in the Company’s financial statements. The amount of hedge ineffectiveness and unrealized gains and losses on the change in fair value of derivative contracts settling in future periods recorded during historical periods has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for mitigation of fuel price volatility. The discontinuation of hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, can also be a result of these factors. Depending on the level at which the Company is hedged at any point in time, as the fair value of the Company’s hedge positions fluctuate in amount from period to period, there could be continued variability recorded in the Consolidated Statement of Income, and furthermore, the amount of hedge ineffectiveness and unrealized gains or losses recorded in earnings may be material. This is primarily because small differences in the correlation of crude oil related products could be leveraged over large volumes.

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2011, 2010, and 2009, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2011, these included auction rate security investments, valued at $67 million, a portion of its fuel derivative option contracts, which were a net asset of $417 million, and $5 million in other investments.

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

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to AOCI. Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments back to the issuer, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary. These conclusions will also continue to be evaluated and challenged in subsequent periods. The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, these auction rate securities represented less than two percent of the Company’s total cash, cash equivalents, and investment balance at December 31, 2011, which the Company believes allows it sufficient time for the auction rate securities to return to full value. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities. Since that time, the Company has been able to redeem $382 million of these instruments at par value.

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily volatility), the Company has categorized these option contracts as Level 3.

As discussed in Note 10 to the Consolidated Financial Statements, any changes in fair value of cash flow hedges that are considered to be effective, as defined, are offset within AOCI until the period in which the expected future cash flow impacts earnings. Any changes in the fair value of fuel derivatives that are ineffective, as defined, or that do not qualify for hedge accounting, are reflected in earnings within Other (gains) losses, net, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair value of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Frequent flyer accounting

Southwest and AirTran utilize estimates in the recognition of liabilities associated with their respective frequent flyer programs. These estimates primarily include the liability associated with frequent flyer member account balances that are expected to be redeemed for travel or other products at a future date, and frequent flyer awards that have been issued, are outstanding, and are expected to be redeemed at a future date. Frequent flyer account balances include points/credits earned through flights taken, points sold to Customers, or points/credits earned through business partners participating in the Company’s frequent flyer program.

In March 2011, Southwest launched its All-New Rapid Rewards frequent flyer program. Under the new program, members earn points for every dollar spent instead of credits for flight segments flown. The amount of points earned is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. However, unlike Southwest’s previous program, under the new program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights, Rapid Rewards Members also have the ability to purchase points. As part of Southwest’s transition to the new program, Southwest did not convert members’ account balances under the previous program, but is allowing members to continue to redeem those balances for award travel under the prior program rules for a period of time.

AirTran operates its A+ Rewards frequent flyer program, which allows Customers the opportunity to earn free roundtrip travel awards or Business Class upgrades on AirTran flights. A+ Rewards credits are earned through flights, purchases made with an AirTran Airways A+ Visa card, qualifying car rentals from Hertz, purchases from other A+ Rewards partners, and in conjunction with certain marketing promotions. Under certain circumstances, Customers may also redeem frequent flyer awards for free travel on other airlines.

Both Southwest and AirTran utilize the incremental cost method of accounting for points and/or credits earned through flights taken in their respective frequent flyer programs. A liability is recorded for the estimated incremental cost of providing free travel as points and/or credits are being earned. The liability recorded represents the total number of points and/or credits expected to be redeemed by members, regardless of whether the members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit. At December 31, 2011, Southwest and AirTran’s consolidated incremental cost liability, including both the liability remaining from Southwest’s previous program and the liability associated with its new frequent flyer program, was approximately $66 million.

Southwest and AirTran also sell frequent flyer points and/or credits and related services to business partners participating in the respective frequent flyer programs. The majority of the points and/or credits sold to business partners are through the Southwest co-branded Chase Visa credit card or the AirTran A+ Visa Card. Funds received from the sale of points and/or credits associated with these agreements are accounted for under the residual method. Although ASU No. 2009-13 “Revenue Agreements with Multiple Deliverables” disallows the use of the residual method with respect to new and modified revenue arrangements after its January 1, 2011, effective date, Southwest and AirTran are required to continue to utilize the residual method until such time as there is a material modification to such pre-existing agreements. As a result, the adoption of ASU No. 2009-13 currently has no impact on Southwest or AirTran. See Note 3 to the Consolidated Financial Statements for further information on ASU No. 2009-13. Under the residual method, as of December 31, 2011, Southwest estimates that approximately 92 percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded credit card relates to free travel, and the remaining 8 percent is associated with items such as access to its frequent flyer program population for marketing/solicitation purposes, use of the Southwest’s logo on the co-branded credit cards, and other trademarks, designs, images, etc., of Southwest for use in marketing materials. This apportionment of value between free travel and marketing services is estimated based on several factors, including fares, the habits of Customers in redeeming free travel awards, and the contractual rate received for the points sold. Prior to 2011, the amount estimated to be associated with free travel had historically ranged from 75 percent to 82 percent. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the amounts expire unused. For the portion of funds received that is deemed not to be associated with future travel, Southwest has determined that the period revenue is recognized is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of Southwest’s frequent flyer members. The estimated amount that is not associated with free travel is recognized in Other revenue in the period earned. For AirTran, 100 percent of amounts received for credits sold is estimated to relate to free travel and is deferred until the travel award is flown.

Under its new program, Southwest continues to estimate the portion of frequent flyer points that will not be redeemed. These estimates are based on experience in its previous program and expectations of customer behavior given the rules of the new program. However, since the program is new, these estimates may result in significant adjustments based on actual experience.

Goodwill and other intangible assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2011, representing the excess of the fair value of AirTran’s assets and liabilities over its book value on the acquisition date. In addition, the Company carries other intangible assets totaling approximately $125 million at December 31, 2011, primarily consisting of leasehold rights to airport gates, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized as part of the valuation of AirTran’s assets and liabilities as of the acquisition date. All of the Company’s intangible assets are finite-lived and are being amortized over their estimated economic useful lives. Goodwill is not amortized, but will be tested for impairment at least annually, or more frequently if events or circumstances indicate that an impairment may exist. The Company has selected October 1 as its annual testing date and performed its initial annual Goodwill impairment test as of October 1, 2011.

The Company applies a fair value based methodology in testing the carrying value of Goodwill for its one reporting unit. Key assumptions and/or estimates made in the Company’s 2011 Goodwill impairment test included the following: 1) a long-term projection of revenues, expenses, and cash flows; 2) an estimated weighted average cost of capital of 9.5 percent; and 3) a tax rate of 38.5 percent. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates.

Future impairment of Goodwill may result from changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment, holding other assumptions constant, could include, but are not limited to: 1) reduced passenger demand as a result of domestic or global economic conditions; 2) higher prices for jet fuel; 3) lower fares or passenger yields as a result of increased competition or lower demand; 4) a significant increase in future capital expenditure commitments; and 5) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation.

As a result of the tests performed during fourth quarter 2011, no impairment was determined to exist for Goodwill or any of the Company’s finite-lived intangible assets. In the Goodwill impairment analysis performed, the excess of fair value versus carrying value was estimated to be between 15 - 20 percent.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2011, Southwest and

AirTran operated a total of 199 aircraft under operating and capital leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. Inclusive of the operations of AirTran, the Company expects to consume approximately 1.9 billion gallons of jet fuel in 2012. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $19 million for 2012, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2011, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2012 through 2015. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2011, was a net liability of $44 million. In addition, a total of $226 million in cash collateral has been provided by the Company to three counterparties associated with these instruments. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2011 (for all years from 2012 through 2015) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $400 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2011 levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2011, the Company had five counterparties in which the derivatives held were a net asset, totaling $200 million. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2011, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or cash and/or aircraft could be posted by the Company if the value of derivatives is a liability to the Company. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2011, at which such postings are triggered.

At December 31, 2011, of the entire $226 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $41 million in cash collateral deposits has been netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $185 million in cash collateral deposits has been netted against current fuel derivative instruments within Accrued liabilities in the Consolidated Balance Sheet. No aircraft were pledged as collateral at December 31, 2011. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of December 31, 2011, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $700 million in cash and/or aircraft collateral to its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The majority of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (WTI). During early 2011, the spread between WTI and jet fuel widened beyond historic norms, which led to more ineffectiveness when measuring the Company’s hedges. During that time, jet fuel prices more closely correlated with changes in the price of Brent crude oil (Brent). During fourth quarter 2011, the spread between WTI and jet fuel narrowed from its 2011 high, but still remains higher than historic norms; however, there is no assurance that this spread will not expand again in the future. Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI stays at current levels or widens from current levels, the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2011, $64 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, a total of $32 million in cash collateral had been provided to two counterparties at December 31, 2011, as a result of net liability derivative positions with those counterparties. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2011, were assets to the Company.

Due to the significance of the Company’s fuel hedging program and the emphasis that the Company places on utilizing fuel derivatives to reduce its fuel price risk, the Company has created a system of governance and management oversight and has put in place a number of internal controls designed so that procedures are properly followed and accountability is present at the appropriate levels. For example, the Company has put in place controls designed to: (i) create and maintain a comprehensive risk management policy; (ii) provide for proper authorization by the appropriate levels of management; (iii) provide for proper segregation of duties; (iv) maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and (v) have key performance indicators in place in order to adequately measure the performance of its hedging activities. The Company believes the governance structure that it has in place is adequate given the size and sophistication of its hedging program.

Financial market risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch, a “BBB-” rating with Standard & Poor’s, and a “Baa3” credit rating with Moody’s as of December 31, 2011, which are considered “investment grade.” The Company’s 1999 and 2004 French Credit Agreements do not give rise to significant fair value risk but do give rise to interest rate risk because these borrowings were originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company and AirTran have converted certain of their long-term debt to floating rate debt by entering into interest rate swap agreements. Although there is interest rate risk associated with these floating rate borrowings, the risk for the 1999 and 2004 French Credit Agreements is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s, including AirTran’s, short-term and long-term debt.

As of December 31, 2011, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $350 million 5.25% senior unsecured notes due 2014 and its $300 million 5.125% senior unsecured notes due 2017. Both of these notes had previously been converted to floating rates, but in January 2011, the Company terminated the fixed-to-floating interest rate swap agreements related to them. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which will be amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. Although there is no longer interest rate risk associated with these notes, the Company is now exposed to fair value risk over their remaining terms. The Company believes the fixed interest rates associated with its $350 million 5.25% senior unsecured notes due 2014 and its $300 million 5.125% senior unsecured notes due 2017 are comparable to average rates prevailing for similar debt instruments over the last ten years. The following table displays the characteristics of the Company’s (including AirTran’s) secured fixed rate debt as of December 31, 2011:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$269	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	106	6.84%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	487	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s, including AirTran’s, floating rate debt totaled $1.1 billion, and this debt had a weighted-average maturity of 4.99 years at floating rates averaging 4.46 percent for the year ended December 31, 2011. In total, the Company’s, including AirTran’s, fixed-rate debt and floating rate debt represented 19.52 percent and 7.82 percent, respectively, of consolidated noncurrent assets at December 31, 2011.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $829 million, and short-term investments, which totaled $2.3 billion, at December 31, 2011. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, US government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2011, would not have a material effect on the fair value of the Company’s, including AirTran’s, fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s, including AirTran’s, floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2011, were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact to the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2011, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s, including AirTran’s, publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2011, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. Seven of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2011, the Company had posted $226 million in cash with its fuel hedge counterparties, because the Company was in a net fuel hedge liability position with those counterparties. The Company had the option of substituting aircraft in lieu of $27 million in cash as of December 31, 2011, but opted to provide cash instead. If the Company’s credit rating had been below investment grade as of that date, the Company would have been required to post approximately $53 million in additional cash collateral deposits with fuel hedge counterparties.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty.

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

As of December 31, 2011, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$829	$1,261
Short-term investments	2,315	2,277
Accounts and other receivables	299	195
Inventories of parts and supplies, at cost	401	243
Deferred income taxes	263	214
Prepaid expenses and other current assets	238	89

Total current assets	4,345	4,279
Property and equipment, at cost:
Flight equipment	15,542	13,991
Ground property and equipment	2,423	2,122
Deposits on flight equipment purchase contracts	456	230

	18,421	16,343
Less allowance for depreciation and amortization	6,294	5,765

	12,127	10,578
Goodwill	970	—
Other assets	626	606

	$18,068	$15,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,057	$739
Accrued liabilities	996	863
Air traffic liability	1,836	1,198
Current maturities of long-term debt	644	505

Total current liabilities	4,533	3,305

Long-term debt less current maturities	3,107	2,875
Deferred income taxes	2,566	2,493
Deferred gains from sale and leaseback of aircraft	75	88
Other noncurrent liabilities	910	465
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2011 and 2010	808	808
Capital in excess of par value	1,222	1,183
Retained earnings	5,395	5,399
Accumulated other comprehensive loss	(224)	(262)
Treasury stock, at cost: 35,050,991 and 60,177,362 shares in 2011 and 2010 respectively	(324)	(891)

Total stockholders’ equity	6,877	6,237

	$18,068	$15,463

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
OPERATING REVENUES:
Passenger	$14,735	$11,489	$9,892
Freight	139	125	118
Other	784	490	340

Total operating revenues	15,658	12,104	10,350
OPERATING EXPENSES:
Salaries, wages, and benefits	4,371	3,704	3,468
Fuel and oil	5,644	3,620	3,044
Maintenance materials and repairs	955	751	719
Aircraft rentals	308	180	186
Landing fees and other rentals	959	807	718
Depreciation and amortization	715	628	616
Acquisition and integration	134	8	—
Other operating expenses	1,879	1,418	1,337

Total operating expenses	14,965	11,116	10,088

OPERATING INCOME	693	988	262

OTHER EXPENSES (INCOME):
Interest expense	194	167	186
Capitalized interest	(12)	(18)	(21)
Interest income	(10)	(12)	(13)
Other (gains) losses, net	198	106	(54)

Total other expenses	370	243	98

INCOME BEFORE INCOME TAXES	323	745	164
PROVISION FOR INCOME TAXES	145	286	65

NET INCOME	$178	$459	$99

NET INCOME PER SHARE, BASIC	$.23	$.62	$.13

NET INCOME PER SHARE, DILUTED	$.23	$.61	$.13

Cash dividends declared per common share	$.0180	$.0180	$.0180

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2011, 2010, AND 2009
(in millions, except per share amounts)	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2008	$808	$1,215	$4,907	$(984)	$(1,005)	$4,941
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(22)	—	42	20
Net tax benefit (expense) of options exercised	—	(13)	—	—	—	(13)
Share-based compensation	—	14	—	—	—	14
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss):
Net income	—	—	99	—	—	99
Unrealized gain on fuel derivative instruments	—	—	—	366	—	366
Other	—	—	—	40	—	40

Total comprehensive income						505

Balance at December 31, 2009	$808	$1,216	$4,971	$(578)	$(963)	$5,454
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(18)	—	72	54
Net tax benefit (expense) of options exercised	—	(45)	—	—	—	(45)
Share-based compensation	—	12	—	—	—	12
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income (loss):
Net income	—	—	459	—	—	459
Unrealized gain on fuel derivative instruments	—	—	—	330	—	330
Other	—	—	—	(14)	—	(14)

Total comprehensive income						775

Balance at December 31, 2010	$808	$1,183	$5,399	$(262)	$(891)	$6,237
Repurchase of common stock	—	—	—	—	(225)	(225)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(3)	(14)	—	37	20
Issuance of stock to acquire AirTran	—	—	(127)	—	650	523
Issuance of stock for conversion of debt	—	34	(27)	—	105	112
Net tax benefit (expense) of options exercised	—	(5)	—	—	—	(5)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income (loss):
Net income	—	—	178	—	—	178
Unrealized gain on fuel derivative instruments	—	—	—	67	—	67
Other	—	—	—	(29)	—	(29)

Total comprehensive income						216

Balance at December 31, 2011	$808	$1,222	$5,395	$(224)	$(324)	$6,877

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178	$459	$99
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	715	628	616
Unrealized (gain) loss on fuel derivative instruments	90	139	14
Deferred income taxes	123	133	72
Amortization of deferred gains on sale and leaseback of aircraft	(13)	(14)	(12)
Changes in certain assets and liabilities (excluding the effects of acquired business):
Accounts and other receivables	(26)	(26)	40
Other current assets	(196)	(8)	(27)
Accounts payable and accrued liabilities	253	193	59
Air traffic liability	262	153	81
Cash collateral received from (provided to) derivative counterparties	(195)	265	(90)
Other, net	194	(361)	133

Net cash provided by operating activities	1,385	1,561	985

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	(35)	—	—
Payments for purchase of property and equipment, net	(968)	(493)	(585)
Purchases of short-term investments	(5,362)	(5,624)	(6,106)
Proceeds from sales of short-term investments	5,314	4,852	5,120
Other, net	—	—	2

Net cash used in investing activities	(1,051)	(1,265)	(1,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Proceeds from credit line borrowing	—	—	83
Proceeds from sale leaseback transactions	—	—	381
Proceeds from Employee stock plans	20	55	20
Proceeds from termination of interest rate derivative instrument	76	—	—
Payments of long-term debt and capital lease obligations	(540)	(155)	(86)
Payments of convertible debt obligations	(81)	—	—
Payment of revolving credit facility obligations	—	—	(400)
Payment of credit line borrowing obligations	—	(44)	(97)
Payments of cash dividends	(14)	(13)	(13)
Repurchase of common stock	(225)	—	—
Other, net	(2)	8	(13)

Net cash provided by (used in) financing activities	(766)	(149)	330

NET CHANGE IN CASH AND CASH EQUIVALENTS	(432)	147	(254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,114	1,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$829	$1,261	$1,114

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$185	$135	$152
Income taxes	$13	$274	$5
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Fair value of equity consideration given to acquire AirTran	$523	$—	$—
Fair value of common stock issued for conversion of debt	$78	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline that provides point-to-point, low-fare service. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC. On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for common stock of the Company and cash. Throughout these Notes, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. The accompanying Consolidated Financial Statements include the results of operations and cash flows for AirTran from May 2, 2011 through December 31, 2011. See Note 2. All significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less when purchased are classified as cash and cash equivalents, which primarily consist of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates fair value.

As of December 31, 2011 and 2010, the Company had provided cash collateral deposits to its fuel hedge counterparties totaling $226 million and $125 million, respectively. As of December 31, 2010, the Company also held cash collateral deposits of $60 million from a counterparty. Cash collateral amounts provided or held associated with fuel derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Short-term and noncurrent investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates cost. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as Proceeds from sales of short-term investments for the security relinquished, and

Purchases of short-investments for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, if any, are recognized in Accumulated other comprehensive income (loss) (“AOCI”) in the accompanying Consolidated Balance Sheet. Realized net gains and losses on specific investments, if any, are reflected in Interest income in the accompanying Consolidated Statement of Income. Both unrealized and realized gains and/or losses associated with investments were immaterial for all years presented.

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2011, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2012. See Note 11 for further information. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s frequent flyer program, and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts was immaterial at December 31, 2011, 2010, and 2009. In addition, the provision for doubtful accounts and write-offs for 2011, 2010, and 2009 were each immaterial.

Inventories

Inventories consist primarily of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2011, 2010, and 2009. In addition, the Company’s provision for obsolescence and write-offs for 2011, 2010, and 2009 were each immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 30 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft generally range from 5 to 15 percent and for ground property and equipment generally range from 0 to 10 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

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

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company has “power-by-the-hour” agreements related to its Boeing 737-700 engines and AirTran’s Boeing 717-200 engines with external service providers. Under these agreements, which the Company has determined effectively transfer the risk associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. The Company modified its engine maintenance contract for its Classic fleet (737-300/500s) during fourth quarter 2011 and although payments made under this contract are made under a “power-by-the-hour” basis, the risk-transfer concept under this agreement is no longer met, and the Company now records expense on a time and materials basis when an engine repair event takes place.

Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and intangible assets

Goodwill represents the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. See Note 2. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist. A fair value-based methodology is utilized in testing the carrying value to Goodwill, utilizing assumptions including: (1) a long-term projection of revenues and expenses; (2) estimated discounted future cash flows; (3) observable earnings multiples of publicly-traded airlines; (4) weighted-average cost of capital; and (5) expected tax rate. Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy. No goodwill impairment was noted during 2011.

Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. See Note 2 for further information on acquired identifiable intangible assets. The following table is a summary of the Company’s intangible assets, weighted-average useful lives, and balance of accumulated amortization as of December 31, 2011:

	Gross carrying amount (in millions)	Weighted-average useful life (in years)	Accumulated amortization (in millions)
Customer relationships/marketing agreements	$39	4	$14
Trademarks/trade names	36	3	8
Domestic slots	63	23	4
Internally developed software	2	2	1
Noncompete agreements	5	2	1
Gate leasehold rights	60	19	22

Total	$205	14	$50

Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2012 – $25 million, 2013 – $19 million, 2014 – $15 million, 2015 – $13 million, 2016 – $10 million, 2017 and thereafter – $73 million.

Revenue recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date (whether refundable or nonrefundable) can be reused for another flight, up to a year from the date of sale, or refunded (if the ticket is refundable). A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has passed. Amounts collected from passengers for ancillary services such as baggage and other fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

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

Frequent flyer programs

The Company records a liability for the estimated incremental cost of providing free travel under its (and AirTran’s) frequent flyer program for all amounts earned from flight activity that are expected to be redeemed for future travel. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to overhead or profit.

Southwest and AirTran also sell frequent flyer points and/or credits and related services to companies participating in their respective frequent flyer programs. Funds received from the sale of these points and/or credits are accounted for using the residual method. Under this method, the Company has determined the portion of funds received that relate to free travel, currently estimated at 92 percent of the amount received under Southwest’s Rapid Reward program and 100 percent of amounts received under AirTran’s A+ Reward program as of December 31, 2011. These amounts are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown or the amounts expire unused. The remainder of the amount received per points sold (the residual), which is assumed not to be associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes on a monthly or quarterly basis, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This residual portion is recognized in Other revenue in the period earned, which the Company has determined is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2011, 2010, and 2009 was $237 million, $202 million, and $204 million, respectively, and was recorded as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee compensation

The Company has share-based compensation plans covering several of its Employee groups, including plans covering the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 15.

Financial derivative instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, call spreads, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and, including instruments acquired from AirTran, has swap agreements that convert certain floating-rate debt to a fixed-rate. These interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices. Forward jet fuel prices are estimated through utilization of a statistical-based regression equation with data from market forward prices of like commodities. This equation is then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors.

For the effective portion of settled fuel hedges, the Company records the associated gains or losses as a component of Fuel and oil expense in the Consolidated Statement of Income. For amounts representing ineffectiveness, as defined, or changes in fair value of derivative instruments for which hedge accounting is not applied, the Company records any gains or losses as a component of Other (gains) losses, net, in the Consolidated Statement of Income. Amounts that are paid or received in connection with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) are classified as a component of Other (gains) losses, net, in the Consolidated Statement of Income in the period in which the instrument settles or expires. All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within Changes in certain assets and liabilities. See Note 10 for further information on hedge accounting and financial derivative instruments.

The Company classifies its cash collateral provided to or held from counterparties in a “net” presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 10 for further information.

Software capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which ranges from five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.

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

Concentration risk

Approximately 82 percent of the Company’s fulltime equivalent Employees are unionized and are covered by collective bargaining agreements, including 82 percent of Southwest’s Employees and 81 percent of AirTran’s Employees. Historically, the Company has managed this risk by maintaining positive relationships with its Employees and its Employee’s Representatives. Southwest’s Ramp, Operations, Provisioning, and Freight Agents, Aircraft Appearance Technicians, and Dispatchers are under agreements that have become amendable and are in discussions on new agreements. In addition, Southwest’s Pilots, Mechanics, and Customer Service Agents and Customer Service Representatives are subject to agreements that become amendable during 2012, which represent approximately 29 percent of the Company’s (including AirTran’s) fulltime equivalent Employees.

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

The Company (including AirTran) currently operates an all-Boeing fleet, the majority of which are variations of the Boeing 737. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 or Boeing 717 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts. The Company considers its relationship with Boeing and other suppliers to be excellent and believes the advantages of operating with a single aircraft supplier currently outweigh the risks of such a strategy.

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

2. Airtran Acquisition and Related Matters

AirTran Holdings, Inc.

As discussed in Note 1, on May 2, 2011 (the “acquisition date”), the Company acquired AirTran. AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft and Boeing 737-700 aircraft, throughout the United States and to select international locations. Approximately half of AirTran Airways’ flights originate or terminate at its largest hub in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. The Company believes the acquisition of AirTran positions it to respond better to the economic and competitive challenges of the industry because, among other reasons: (i) it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market Southwest previously did not serve, (ii) it expands Southwest’s presence in slot-controlled markets (New York LaGuardia/Ronald Reagan Washington National Airport), and (iii) it provides access to near-international leisure markets in the Caribbean and Mexico.

In addition, as a result of the manner in which the acquisition and related transactions were structured, AirTran’s public debt is now a direct obligation of the Company, which eliminates the subsequent need for reporting of stand-alone AirTran financial results. For the year ended December 31, 2011, total operating revenues of $2.0 billion and a net loss of $23 million, respectively, are attributable to AirTran and are included in the Company’s Consolidated Statement of Income.

Equity transaction

Each share of AirTran Holdings common stock was exchanged for $3.75 in cash and 0.321 shares of common stock of the Company. The common stock consideration was based on the average of the Company’s closing common stock price for the 20 trading days ending April 27, 2011, which was $11.90. The transaction valued AirTran Holdings common stock at approximately $7.57 per share, or $1.0 billion in the aggregate. Stockholders of AirTran Holdings, including those holding restricted stock awards, received approximately 44 million shares of common stock of the Company, which represented approximately 5.6 percent of the Company’s common shares outstanding. Additionally, holders of AirTran Holdings equity received cash of $518 million, including $7 million in cash for the fair value of AirTran Holdings stock options and performance share units. Including AirTran debt outstanding at the acquisition date (including convertible notes outstanding at the acquisition date) and capitalized aircraft operating leases, the total transaction value was approximately $3.2 billion. Subsequent to the acquisition date, a portion of the convertible notes previously held by AirTran Holdings note holders were either converted or called by the Company for an aggregate of approximately seven million shares of the Company’s common stock and $81 million in cash. The equity transaction did not contain any contingent consideration arrangements.

Expenses related to the AirTran acquisition

The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings. For the year ended December 31, 2011, the Company incurred consolidated acquisition-related costs of $134 million, primarily consisting of financial advisory fees and consulting, severance, and technology integration costs, and facility integration expenses. In the Company’s Consolidated Statement of Income, these costs are classified as Acquisition and integration expenses.

Tax matters

AirTran experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the acquisition. Section 382 of the Code imposes an annual limitation on the amount of taxable income generated subsequent to the ownership change that may be offset with Federal net operating loss carryforwards (“NOLs”) of the corporation incurred before the ownership change. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change. As of the acquisition date, AirTran had NOLs of $542 million, which expire between 2017 and 2029, available to offset future taxable income, resulting in a deferred tax asset of $190 million, which represents the expected tax benefit of the NOLs. No valuation allowance was necessary. The Company currently expects that the ownership change resulting from the AirTran acquisition will not significantly limit its ability to use AirTran’s NOLs and alternative minimum tax credit carryforwards in the carryforward period.

Recording of assets acquired and liabilities assumed

The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. Fair value adjustments made during the second half of 2011 primarily included a $10 million increase in the value assigned to the deferred tax asset, a $7 million reduction in the value assigned to the customer relationship intangible, a $3 million increase in the value assigned to operating property and equipment, and the related impact on goodwill. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. The Company expects to finalize these amounts prior to March 31, 2012. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in millions)	May 2, 2011
Assets
Cash and cash equivalents	$477
Restricted cash	6
Other current assets	234
Operating property and equipment	1,154
Goodwill	970
Other identified intangibles	125
Deferred income taxes	160
Other noncurrent assets	45
Liabilities
Long-term debt and capital leases, including current portion	(1,119)
Air traffic liability	(354)
Other liabilities assumed	(657)

Net assets acquired	$1,041

The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of AirTran’s aircraft and operating leases. The market approach used by the Company included prices and other relevant information generated by market transactions involving comparable assets, as well as industry pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The fair value of AirTran’s frequent flyer program liability was estimated based on the weighted average equivalent ticket value of outstanding frequent flyer credits that were expected to be redeemed as of May 2, 2011. The income approach was primarily used to value intangible assets, including customer relationships and marketing agreements, noncompete agreements with certain AirTran executives, the AirTran trademark and trade name, and certain domestic airport take-off and landing slots. The income approach indicates value for a subject asset based on the present value of future cash flows projected to be generated by the asset. Projected future cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Intangible assets

Identifiable intangibles were created as a result of the acquisition of AirTran, which are being amortized as follows:

•	Customer Relationships: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the customer relationships are expected to provide.
•	Trademarks/Trade names: Amortized based on an accelerated amortization schedule to reflect the estimated free cash flows the assets are expected to provide.
•	Domestic Slots: Straight-line amortization for owned slots based on the applicable estimated useful life. Straight-line amortization for leased slots over the applicable lease term.
•	Internally developed software: Straight-line amortization over the expected useful life of the software.
•	Non-compete agreements: Straight-line amortization over the term of the applicable contract.

See Note 1 for further information on intangible assets.

Leasehold Interest

Lease fair value adjustments for operating leases were created as a result of the acquisition of AirTran. The fair value adjustments represent the net present value of the differences between contractual lease rates and the estimated fair market lease rates for similar leased assets at the acquisition date. An asset (liability) results when the contractual lease rates are more (less) favorable than market lease terms at the valuation date. As of December 31, 2011, the lease fair value adjustments are classified within Other assets and Other non-current liabilities in the amounts of $2 million and $376 million, respectively. The lease fair value adjustments are amortized on a straight-line basis to aircraft rentals over the individual applicable remaining lease terms. The aggregate amortization income (reduction of expense) for the year ended December 31, 2011, was $26 million. Estimated aggregate amortization income (reduction of expense) for the five succeeding years and thereafter is as follows: 2012 - $39 million, 2013 - $39 million, 2014 - $39 million, 2015 - $39 million, 2016 - $39 million, 2017 and thereafter - $155 million. The weighted-average useful life for the leasehold interest asset is 9 years and for the leasehold interest liability is 10 years, for a total weighted-average leasehold useful life of 10 years.

Goodwill

Goodwill in the amount of $970 million has been recorded for the acquisition of AirTran. Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually or more frequently if events and circumstances indicate impairment may exist. None of the goodwill is deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of AirTran includes:

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

	Year ended December 31,
(in millions, except per share data)	2011	2010
Total operating revenues	$16,601	$14,721
Net income	160	499
Net income per share, basic	.21	.63
Net income per share, diluted	.21	.63

3. Accounting Changes and New Accounting Pronouncements

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.” ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their relative selling prices. The Company utilizes current accounting guidance, also titled “Revenue Arrangements with Multiple Deliverables,” in the timing of recognition of revenue associated with the sale of frequent flyer points and/or credits to business partners. The Company applies the residual method, which is allowed with respect to the Company’s revenue arrangements in their current form, but which is prohibited under ASU No. 2009-13 with respect to new and modified revenue arrangements. ASU No. 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. Subsequent to adoption of ASU No. 2009-13, the Company has not entered into or materially modified any of its revenue arrangements, thus ASU No. 2009-13 currently has no impact on the Company. However, ASU No. 2009-13 could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

On December 29, 2010, the FASB ratified ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when a business combination occurs, the company must only disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures under Topic 805, “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141(R), to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Because the Company acquired AirTran on May 2, 2011, the Company implemented this ASU for the interim period ended June 30, 2011. The Company has prepared pro forma disclosures to include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. There are no non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. See Note 2.

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

On September 15, 2011, the FASB ratified ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. As a result of the acquisition of AirTran on May 2, 2011, the Company recognized goodwill and performed its initial annual impairment test as of October 1, 2011. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption was permitted. Although it did not adopt ASU No. 2011-08 during 2011, the Company will evaluate the standard when performing its future goodwill impairment tests.

On December 16, 2011, the FASB ratified ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for financial derivative instruments. The Company plans to adopt this ASU for the interim period ending March 31, 2013.

4. Commitments and Contingencies

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2011, the Company had the following contractual purchase commitments with Boeing for aircraft deliveries:

	The Boeing Company 737NG						The Boeing Company 737MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -800s		Firm Orders		Options	Total	(in millions) Commitment
2012			28		5					33	$952
2013			41							41	1,188
2014	35		4	15						54	1,151
2015	36			12						48	1,186
2016	31			12						43	1,157
2017	15			25			4			44	905
2018	10			28			15			53	1,126
2019							33			33	1,461
2020							34			34	1,184
2021							34		18	52	1,214
2022							30		19	49	1,097
2023									23	23	—
2024									23	23	—
Through 2027									67	67	—

Total	127	(a)	73	92	5	(b)	150	(c)	150	597	$12,621	(d)

(a) The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.

(b) New delivery leased aircraft.

(c) The Company has flexibility to accept MAX 7 or MAX 8 deliveries.

(d) Firm orders from Boeing. The Company has flexibility as to the timing for certain of the firm orders in 2013 through 2017, but has classified the amounts in the earliest year they could be considered a commitment.

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

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. Depending on funding needs and the timing of these funds from other sources, an additional tranche of bonds is expected to be issued during 2012.

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of December 31, 2011, the Company had incurred construction costs of $202 million, classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its Consolidated Balance Sheet. Upon completion of the LFMP project, the Company expects to begin depreciating the assets over their estimated useful lives, and reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

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

5. Other Assets and Accrued Liabilities

(in millions)	December 31, 2011	December 31, 2010
Derivative contracts	$253	$379
Intangible assets	155	60
Non-current investments	97	97
Other	121	70

Other assets	$626	$606

(in millions)	December 31, 2011	December 31, 2010
Retirement plans	$110	$171
Aircraft rentals	57	27
Vacation pay	248	200
Health	56	43
Derivative contracts	85	79
Workers compensation	162	142
Other	278	201

Accrued liabilities	$996	$863

(in millions)	December 31, 2011	December 31, 2010
Postretirement obligation	$107	$94
Non-current leasehold interest	311	—
Construction obligation	202	86
Other	290	285

Other non-current liabilities	$910	$465

6. Revolving Credit Facility and Short-Term Borrowing

On April 28, 2011, the Company entered into a new $800 million unsecured revolving credit facility expiring in April 2016 and terminated its previous $600 million facility, which would have expired in October 2012. The Company also terminated AirTran’s previous facility on the acquisition date. Other than an increased borrowing capacity, the Company’s new facility is substantially the same as its previous facility. At the Company’s option, interest on the new facility can be calculated on one of several different bases. The new facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2011 and 2010, the Company was in compliance with this covenant and there were no amounts outstanding under the previous or current revolving credit facility.

7. Long-Term Debt

(in millions)	December 31, 2011	December 31, 2010
10.5% Notes due 2011	$—	$404
French Credit Agreements due 2012	7	14
6.5% Notes due 2012	387	400
5.25% Notes due 2014	375	385
5.75% Notes due 2016	329	309
5.25% Convertible Senior Notes due 2016	118	—
5.125% Notes due 2017	336	345
Fixed-rate 717 Aircraft Notes payable through 2017—10.38%	67	—
French Credit Agreements due 2018	64	73
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	42	—
Term Loan Agreement due 2019 - 6.315%	269	296
Term Loan Agreement due 2019 - 6.84%	106	115
Term Loan Agreement due 2020 - 5.223%	487	522
Floating-rate 737 Aircraft Notes payable through 2020 - 1.91%	604	—
Pass Through Certificates due 2022	411	428
7.375% Debentures due 2027	135	117
Capital leases (Note 8)	40	—

	3,777	3,408
Less current maturities	644	505
Less debt discount and issuance costs	26	28

	$3,107	$2,875

AirTran Long-Term Debt

As discussed in Note 2, in connection with the acquisition of AirTran, the Company became the holder of $1.1 billion of debt previously issued by AirTran Holdings. Subsequent to the acquisition date, holders of all of the approximately $70 million (par value) in 5.5% convertible notes due 2015 converted such securities receiving $73 million in cash and 6.2 million shares of the Company’s common stock. All of the approximately $5 million (par value) of 7.0% convertible notes due 2023 were called by Southwest and fully repaid with cash. In addition, the Company terminated AirTran Holdings’ $100 million combined revolving credit and letter of credit facility.

AirTran Holdings previously entered into aircraft purchase financing facilities, under which a total of 30 aircraft were financed as of December 31, 2011.

As of December 31, 2011, 27 Boeing 737 aircraft were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month London Interbank Offered Rate (“LIBOR” or “LIBO rate”) in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2011, the weighted average interest rate is 1.91 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2011, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities with the exception of two aircraft loans. Under the aircraft loans for such two aircraft, the right to prepay without penalty commences on the second anniversary or third anniversary of the date such loans were made, or March 2012 and January 2013, respectively. The notes mature in years 2016 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of December 31, 2011, three Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2011, the weighted average interest rate is 7.02 percent. Payments of principal and interest under the notes are due semi-annually. The remaining debt outstanding may be prepaid without penalty. The notes mature in years 2016 to 2018.

As of December 31, 2011, eight Boeing 717 aircraft were pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs). Principal and interest payments on the EETCs are due semi-annually through April 2017. The EETCs bear interest at a fixed rate of 10.38 percent.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due in 2016. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes are convertible into AirTran conversion units of 164.2233 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes would receive shares of the Company’s common stock at a conversion rate of 52.7157 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their 5.25% convertible senior notes into cash and shares of common stock at their option at any time. As such, the Company has classified $68 million, which is the cash portion the Company would be required to pay upon conversion, as current maturities in the Consolidated Balance Sheet. The 5.25% convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the 5.25% convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the 5.25% convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option was effectively separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Company’s common stock price, was performed for the debt with and without the equity to measure the equity component. The value allocated to the conversion option of $35 million is classified as permanent equity. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes. The dilutive effect of the shares that would be issued if the convertible notes were converted is considered in the Company’s net income per share calculations, unless such conversion would be considered antidilutive. See Note 12.

Other Company Long-Term Debt

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

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal that began August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent, and interest is payable quarterly, which payments began on August 6, 2009. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.315 percent until maturity. The Company used the proceeds from the term loan for general corporate purposes, including the repayment of the Company’s revolving credit facility in 2009.

On December 30, 2008, the Company sold $400 million of 10.5 percent secured notes due 2011 in a private placement. The notes were secured by a first priority perfected security interest in a specified pool of 17 Boeing 737-700 aircraft granted under a single mortgage. The notes matured and were redeemed on December 15, 2011, utilizing available cash on hand.

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

During February 2005, the Company issued $300 million senior unsecured notes due 2017. The notes bear interest at 5.125 percent, payable semi-annually in arrears, with the first payment made on September 1, 2005. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in January 2011. See Note 10 for more information on the interest rate swap agreement and termination.

In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimated at inception that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 45 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans, and the Company may terminate the arrangements in any year on either of those dates, under certain conditions. The Company pledged four aircraft as collateral for the transactions.

In September 2004, the Company issued $350 million senior unsecured notes due 2014. The notes bear interest at 5.25 percent, payable semi-annually in arrears on April 1 and October 1. Concurrently, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in January 2011. See Note 10 for more information on the interest rate swap agreement and termination.

On March 1, 2002, the Company issued $385 million senior unsecured notes due March 1, 2012. The notes bear interest at 6.5 percent, payable semi-annually on March 1 and September 1. During 2003, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. See Note 10 for further information.

In fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it borrowed a total of $56 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimated at inception that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 67 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans and the Company may terminate the arrangements in any year on either of those dates, subject to certain conditions. The Company pledged two aircraft as collateral for the transactions.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $230 million at December 31, 2011.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.6 billion at December 31, 2011. In addition, the Company has pledged a total of up to 49 of its Boeing 737-700 aircraft as collateral in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2011, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2016 and thereafter, were $627 million in 2012, $188 million in 2013, $537 million in 2014, $207 million in 2015, $550 million in 2016, and $1.5 billion thereafter.

8. Leases

The Company (including AirTran) had seven aircraft classified as capital leases at December 31, 2011, compared to five aircraft classified as capital leases at December 31, 2010. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2011	2010
Flight equipment	$177	$132
Less: accumulated amortization	132	125

	$45	$7

During 2009, the Company entered into sale and leaseback transactions with a third party aircraft lessor for the sale and leaseback of a total of 11 of the Company’s Boeing 737-700 aircraft, resulting in proceeds received of $381 million. These transactions resulted in net deferred gains of approximately $9 million, which are being amortized over the terms of the respective leases, which range from 12 to 16 years. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements will be reset every six months based on changes in the six-month LIBO rate. The lease agreements contain standard termination events, including termination upon a breach of the Company’s obligations to make rental payments and upon any other material breach of the Company’s obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Total rental expense for operating leases, both aircraft and other, charged to operations in 2011, 2010, and 2009 was $847 million, $631 million, and $596 million, respectively. The majority of the Company’s and AirTran’s terminal operations space, as well as 192 aircraft, were under operating leases at December 31, 2011. For aircraft operating leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2011, were:

(in millions)	Capital leases	Operating leases
2012	$6	$640
2013	6	717
2014	6	642
2015	6	579
2016	6	489
Thereafter	26	2,516

Total minimum lease payments	56	$5,583

Less amount representing interest	14

Present value of minimum lease payments	42
Less current portion	3

Long-term portion	$39

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

9. Early Retirement Offer

On April 16, 2009, the Company announced Freedom ‘09, a one-time voluntary early retirement program offered to eligible Employees, in which the Company offered cash bonuses, medical/dental coverage for a specified period of time, and travel privileges based on work group and years of service. The purpose of this voluntary initiative and other initiatives was to right-size headcount in conjunction with the Company’s decision to reduce its capacity by approximately five percent in 2009, and to reduce costs. Virtually all of the Company’s Employees hired before March 31, 2008, were eligible to participate in the program. Participants’ last day of work primarily fell between July 31, 2009, and April 15, 2010, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis. A total of 1,404 Employees elected to participate in Freedom ‘09. The Company recorded total costs of approximately $66 million during the third quarter of 2009 upon acceptance of the retirement offer by Employees—all of which was reflected in Salaries, wages, and benefits. The Company had no material remaining liability recorded for Freedom ‘09 as of December 31, 2011 or 2010.

10. Financial Derivative Instruments

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

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. For 2011, the Company had fuel derivatives in place related to approximately 38 percent of its fuel consumption. As of December 31, 2011, the Company had fuel derivative instruments in place to provide coverage on a portion of its 2012 estimated fuel consumption. The following table provides information about the Company’s (inclusive of fuel derivative instruments acquired from Air Tran – See Note 2) volume of fuel hedging for the years 2012 through 2015 on an “economic” basis.

Period (by year)	Fuel hedged as of December 31, 2011 (gallons in millions)
2012	111
2013	1,000
2014	815
2015	395

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying jet fuel is consumed. See Note 13. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2009, 2010, or 2011.

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

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated by the Company. The Company also examines the effectiveness of each individual hedge and its entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

	Balance Sheet location	Asset derivatives		Liability derivatives
(in millions)		Fair value at 12/31/2011	Fair value at 12/31/2010	Fair value at 12/31/2011	Fair value at 12/31/2010
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$17	$151	$—	$16
Fuel derivative contracts (gross)	Other assets	542	547	107	88
Fuel derivative contracts (gross)	Accrued liabilities	97	122	8	18
Fuel derivative contracts (gross)	Other noncurrent liabilities	93	71	24	9
Interest rate derivative contracts	Other assets	64	73	—	—
Interest rate derivative contracts	Accrued liabilities	2	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	132	4

Total derivatives designated as hedges		$815	$964	$271	$135

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$124	$164	$58	$284
Fuel derivative contracts (gross)	Other assets	26	212	272	304
Fuel derivative contracts (gross)	Accrued liabilities	326	40	687	222
Fuel derivative contracts (gross)	Other noncurrent liabilities	9	33	122	257

Total derivatives not designated as hedges		$485	$449	$1,139	$1,067

Total derivatives		$1,300	$1,413	$1,410	$1,202

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

(in millions)	Balance Sheet location	December 31, 2011	December 31, 2010
Cash collateral deposits provided to counterparties— noncurrent	Offset against Other noncurrent liabilities	$41	$125
Cash collateral deposits provided to counterparties—current	Offset against Accrued liabilities	185	—
Cash collateral deposits held from counterparty—noncurrent	Offset against Other assets	—	60
Due to third parties for settled fuel contracts	Accrued liabilities	21	—
Receivable from third parties for settled fuel contracts	Accounts and other receivables	3	1

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the years ended December 31, 2011 and 2010:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in millions)	2011		2010		2011		2010		2011	2010
Fuel derivative contracts	$44	*	$(47	)*	$111	*	$283	*	$35	$(7)
Interest rate derivatives	32	*	15	*	—		—		—	—

Total	$76		$(32)		$111		$283		$35	$(7)

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss recognized in income on derivatives
	Year ended December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2011	2010
Fuel derivative contracts	$53	$(26)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2011, 2010, and 2009 of $107 million, $134 million, and $148 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2011, were approximately $93 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2011. In addition, as of December 31, 2011, the Company had already recognized cumulative net losses due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $68 million, net of taxes. These net losses were recognized in 2011 and prior periods, and are reflected in Retained earnings as of December 31, 2011, but the underlying derivative instruments will not expire/settle until 2012 or future periods.

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

The Company has floating-to-fixed interest rate swap agreements associated with its $600 million floating-rate term loan agreement and its $332 million term loan agreement that are accounted for as cash flow hedges. These interest rate hedges have fixed the interest rate on the $600 million floating-rate term loan agreement at 5.223 percent until maturity, and for the $332 million term loan agreement at 6.315 percent until maturity.

In January 2011, the Company terminated the fixed-to-floating interest rate swap agreements related to its $350 million 5.25% senior unsecured notes due 2014 and its $300 million 5.125% senior unsecured notes due 2017. The effect of these terminations is basically that the interest associated with these debts prospectively reverts back to their original fixed rates. As a result of the gains realized on these transactions, which will be amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $64 million are classified as a component of Other assets and agreements totaling an asset of $2 million are classified as a component of Accrued liabilities with a corresponding adjustment to the carrying value of the long-term debt. Agreements totaling a net liability of $132 million are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s fair value hedges is to the carrying value of the long-term debt. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI. See Note 13.

AirTran has also entered into a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, it pays fixed rates between 4.34 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2011, was $442 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s and Air Tran’s interest rate cash flow hedges for all periods presented was not material.

The following table contains the floating rates recognized during 2011, based on actual and forward rates at December 31, 2011, under the Company’s fixed-to-floating interest rate agreements in existence at December 31, 2011:

Debt instrument	Fixed rate associated with debt instrument	Average floating rate recognized in 2011
$385 million Notes due 2012	6.5%	2.91%
$300 million Notes due 2016	5.75%	2.77%
$100 million Debentures due 2027	7.375%	2.36%

Credit risk and collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. These outstanding instruments expose the

Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2011, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2011, at which such postings are triggered:

	Counterparty (CP)						Total
	A	B	C	D	E	Other(a)
(in millions)
Fair value of fuel derivatives	$(9)	$(147)	$(87)	$61	$133	$5	$(44)
Cash collateral held from (by) CP	(40)	(152)	(34)	—	—	—	(226)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	>(50)	>(75)	>(50)
	or >(700)	or >(625)
Cash is received from CP	>40	>150	>200(c)	>125(c)	>250
Aircraft or cash can be pledged to CP	(300) to (700)(d)	(125) to (625)(d)	N/A	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	0 to (300)	0 to (125)	(b)	(b)	(b)
	or >(700)	or >(625)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP	(300) to (700)	(125) to (625)	N/A	N/A	N/A

(a)	Individual counterparties with fair value of fuel derivatives <$15 million.
(b)	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c)	Thresholds may vary based on changes in credit ratings within investment grade.
(d)	The Company has the option of providing cash or pledging aircraft as collateral. No aircraft were pledged as collateral as of December 31, 2011.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2011, $64 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, a total of $32 million had been provided to two counterparties at December 31, 2011, as a result of net liability derivative positions with those counterparties. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2011, were assets to the Company.

Applicable accounting provisions require an entity to select a policy for how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments. In the accompanying Consolidated Balance Sheet, the Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s application of this policy differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date). If the Company’s fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At December 31, 2011, of the entire $226 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $41 million has been netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $185 million has been netted against current fuel derivative instruments within Accrued liabilities in the Consolidated Balance Sheet. At December 31, 2010, the entire $125 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions has been netted against noncurrent fuel derivative instruments within Other noncurrent liabilities. The $60 million in cash collateral deposits held from counterparties at December 31, 2010, is netted against noncurrent fuel derivative instrument assets within Other assets in the Consolidated Balance Sheet.

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

As of December 31, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. Because certain of the inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available. This plan is a deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code. Payments under this plan are made based on the participant’s distribution election and plan balance. Assets related to the funded portion of the deferred compensation plan are held in a trust and we remain liable to these participants for the unfunded portion of the plan. The Company records changes in the fair value of the liability and the asset in the Company’s earnings.

All of the Company’s auction rate security instruments, totaling $67 million at December 31, 2011, are classified as available-for-sale securities and are reflected at estimated fair value in the Consolidated Balance Sheet. In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period. Therefore, the Company determines the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value.

In association with its estimate of fair value related to auction rate security instruments as of December 31, 2011, the Company has recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to AOCI. The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 7 years to 36 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $382 million of these instruments at par value.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	December 31, 2011	Fair value measurements at reporting date using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Cash equivalents
Cash equivalents (a)	$774	$774	$—	$—
Commercial paper	48	—	48	—
Certificates of deposit	7	—	7	—
Short-term investments:
Treasury bills	2,014	2,014	—	—
Certificates of deposit	221	—	221	—
Commercial paper	80	—	80	—
Noncurrent investments (b)
Auction rate securities	67	—	—	67
Certificates of deposit	25	—	25	—
Interest rate derivatives (see Note 10)	66	—	66	—
Fuel derivatives:
Option contracts (c)	709	—	—	709
Swap contracts (d)	180	—	180	—
Option contracts (d)	345	—	—	345
Other available-for-sale securities	43	38	—	5

Total assets	$4,579	$2,826	$627	$1,126

Liabilities
Fuel derivatives:
Swap contracts (c)	$(65)	$—	$(65)	$—
Option contracts (c)	(371)	—	—	(371)
Swap contracts (d)	(576)	—	(576)	—
Option contracts (d)	(266)	—	—	(266)
Interest rate derivatives (see Note 10)	(132)	—	(132)	—
Deferred compensation	(121)	(121)	—	—

Total liabilities	$(1,531)	$(121)	$(773)	$(637)

(a)	Cash equivalents is primarily composed of money market investments.
(b)	Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c)	In the Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 10.
(d)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 10.

	December 31, 2010	Fair value measurements at reporting date using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Cash equivalents	$1,261	$1,261	$—	$—
Short-term investments:
Treasury bills	2,010	2,010	—	—
Certificates of deposit	267	—	267	—
Noncurrent investments (a)	93	—	—	93
Interest rate derivatives	73	—	73	—
Fuel derivatives:
Swap contracts (b)	286	—	286	—
Option contracts (b)	788	—	—	788
Swap contracts (c)	33	—	33	—
Option contracts (c)	233	—	—	233
Other available-for-sale securities	39	34	—	5

Total assets	$5,083	$3,305	$659	$1,119

Liabilities
Fuel derivatives:
Swap contracts (b)	$(476)	$—	$(476)	$—
Option contracts (b)	(216)	—	—	(216)
Swap contracts (c)	(387)	—	(387)	—
Option contracts (c)	(119)	—	—	(119)
Interest rate derivatives	(4)	—	(4)	—
Deferred Compensation	(109)	(109)	—	—

Total liabilities	$(1,311)	$(109)	$(867)	$(335)

(a)	Auction rate securities included in Other assets in the Consolidated Balance Sheet.
(b)	In the Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 10.
(c)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2011 or 2010. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2011 and 2010:

	Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives	Auction rate securities		Other securities	Total
Balance at December 31, 2010	$686	$93		$5	$784
Total gains or (losses) (realized or unrealized)
Included in earnings	(26)	—		—	(26)
Included in other comprehensive income	30	3		—	33
Purchases	449	—		—	449
Sales	(546)	(29)		—	(575)
Settlements	(176)	—		—	(176)

Balance at December 31, 2011	$417	$67	(a)	$5	$489

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$64	$—		$—	$64

(a) Included in Other assets in the Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives	Auction rate securities		Other securities	Total
Balance at December 31, 2009	$140	$174		$8	$322
Total gains or (losses) (realized or unrealized)
Included in earnings	132	—		(3)	129
Included in other comprehensive income	68	—		—	68
Purchases	527	—		—	527
Sales	(172)	(81)		—	(253)
Settlements	(9)	—		—	(9)

Balance at December 31, 2010	$686	$93	(a)	$5	$784

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$142	$—		$—	$142

(a) Included in Other assets in the Consolidated Balance Sheet.

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net. See Note 10 for further information on hedging. Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for 2011 and 2010.

The carrying amounts and estimated fair values of the Company’s (including AirTran) long-term debt (including current maturities) at December 31, 2011, are contained in the below table. The estimated fair values of publicly held long-term debt were based on quoted market prices.

(in millions)	Carrying value	Estimated fair value
French Credit Agreements due 2012	$7	$7
6.5% Notes due 2012	387	382
5.25% Notes due 2014	375	393
5.75% Notes due 2016	329	355
5.25% Convertible Senior Notes due 2016	118	117
5.125% Notes due 2017	336	349
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	67	66
French Credit Agreements due 2018	64	65
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	42	43
Term Loan Agreement due 2019—6.315%	269	274
Term Loan Agreement due 2019—6.84%	106	113
Term Loan Agreement due 2020—5.223%	487	440
Floating-rate 737 Aircraft Notes payable through 2020 - 1.91%	604	578
Pass Through Certificates due 2022	411	435
7.375% Debentures due 2027	135	148

12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	2011	2010	2009
NUMERATOR:
Net income	$178	$459	$99

DENOMINATOR:
Weighted-average shares outstanding, basic	774	746	741

Dilutive effect of Employee stock options	1	1	—

Adjusted weighted-average shares outstanding, diluted	775	747	741

NET INCOME PER SHARE:
Basic	$.23	$.62	$.13

Diluted	$.23	$.61	$.13

Potentially dilutive amounts excluded from calculations Stock options	48	62	79
5.25% Convertible Notes	6	—	—

13. Comprehensive Income

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the years ended December 31, 2011, 2010, and 2009, were as follows:

(in millions)	2011	2010	2009
Net income	$178	$459	$99
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $42, $205 and $226	67	330	366
Unrealized gain (loss) on interest rate swaps, net of deferred taxes of ($20), ($9) and $17	(32)	(15)	27
Other, net of deferred taxes of $1, $1 and $8	3	1	13

Total other comprehensive income (loss)	38	316	406

Comprehensive income	$216	$775	$505

A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2011 and 2010:

(in millions)	Fuel hedge derivatives	Interest rate derivatives	Other	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(580)	$(19)	$21	$(578)
2010 changes in fair value	47	(15)	1	33
Reclassification to earnings	283	—	—	283

Balance at December 31, 2010	$(250)	$(34)	$22	$(262)

2011 changes in fair value	(44)	(32)	3	(73)
Reclassification to earnings	111	—	—	111

Balance at December 31, 2011	$(183)	$(66)	$25	$(224)

14. Common Stock

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2011, the Company had 44 million shares of common stock reserved for issuance pursuant to Employee stock plans (of which 23 million shares had not been granted) through various share-based compensation arrangements. See Note 15.

15. Stock Plans

Share-based compensation

The Company has previously awarded share-based compensation pursuant to plans covering the majority of its Employee groups, including plans adopted via collective bargaining, plans covering the Company’s Board of Directors, and options granted pursuant to a prior employment contract with the Chairman Emeritus of the Company. The Company accounts for share-based compensation utilizing fair value.

The Consolidated Statement of Income for the years ended December 31, 2011, 2010, and 2009, reflects share-based compensation expense of $13 million, $12 million, and $13 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2011, 2010, and 2009, was not material. As of December 31, 2011, there was $21 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted stock units and stock grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) to Employees and members of its Board of Directors during 2010 and to Employees during 2011. In addition, during 2011, the Company granted unrestricted stock to members of its Board of Directors. The fair value of RSUs and unrestricted stock grants is based on the closing price of the Company’s common stock on the date of grant. Outstanding RSUs vest over three years, subject to the Employee’s continued employment or the Board member’s continued service. The Company recognizes expense on a straight-line basis over the vesting period. A remaining balance of up to 12 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan. Aggregated information regarding the Company’s RSUs and stock grants is summarized below:

	RESTRICTED STOCK UNITS
	Units (000)	Wtd. Average Grant Date Fair Value
Outstanding December 31, 2009	—	$—
Granted	997	12.28
Vested	—	—
Surrendered	(7)	12.28

Outstanding December 31, 2010	990	12.28
Granted	1,007	12.27
Vested	(327)	12.28
Surrendered	(30)	12.28

Outstanding December 31, 2011	1,640	$12.27

Stock options

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering other Employees and members of the Board of Directors (other Employee plans). None of the collective bargaining plans were required to be approved by Shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of the collective bargaining plans. Options granted to Employees and members of the Board of Directors through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included in other Employee plans have been approved by Shareholders, except one plan covering non-management, non-contract Employees, which had options outstanding to purchase one million shares of the

Company’s common stock as of December 31, 2011. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. No stock options were issued by the Company during 2011. For 2010 and 2009 stock option grants, the Company consistently estimated expected volatility utilizing a ratio of two-thirds implied future volatility and one-third historical volatility as of the grant date. In determining the expected life of the option grants, the Company observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant, and also assessed the expected risk tolerance of different optionee groups. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans, as well as the range of fair values and weighted-average fair value of options granted for 2010 and 2009:

	2010	2009
Wtd-average risk-free interest rate	2.9%	4.9%
Range of risk-free interest rates	2.73% - 3.04%	0.93% - 4.97%
Wtd-average expected life of option (years)	6.0	5.9
Range of expected life of options (years)	6.0 - 6.0	1.0 - 6.0
Wtd-average expected stock volatility	33%	38%
Range of expected stock volatilities	33% - 33%	36% - 38%
Wtd-average expected dividend yield	.11%	.20%
Range of expected dividend yields	.11% - .11%	.18% - .28%
Wtd-average stock option fair value	$4.44	$3.03
Range of stock option fair values	$4.40 - $4.46	$1.33 - $3.03

Aggregated information regarding Company issued stock options is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2008	55,412	$13.90
Granted	81	7.66
Exercised	(11)	8.25
Surrendered	(3,044)	16.29

Outstanding December 31, 2009	52,438	$13.75
Granted	14	11.98
Exercised	(2,676)	12.68
Surrendered	(18,381)	12.88

Outstanding December 31, 2010	31,395	$14.34
Granted	—	—
Exercised	(38)	10.65
Surrendered	(837)	14.87

Outstanding December 31, 2011	30,520	$14.33	1.0	$—

Vested or expected to vest at December 31, 2011	30,520	$14.33	1.0	$—
Exercisable at December 31, 2011	30,469	$14.33	1.0	$—

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2008	26,489	$15.57
Granted	1,824	6.75
Exercised	(570)	10.36
Surrendered	(1,999)	14.05

Outstanding December 31, 2009	25,744	$15.17
Granted	10	12.04
Exercised	(673)	9.55
Surrendered	(5,494)	15.72

Outstanding December 31, 2010	19,587	$15.22
Granted	—	—
Exercised	(143)	6.97
Surrendered	(2,640)	18.18

Outstanding December 31, 2011	16,804	$14.82	3.2	$3

Vested or expected to vest at December 31, 2011	16,655	$14.81	3.2	$3
Exercisable at December 31, 2011	14,688	$15.03	3.1	$2

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2011, 2010, and 2009, was $1 million, $4 million, and $1 million, respectively. The total grant date fair value of shares vesting during the years ended December 31, 2011, 2010, and 2009, was $13 million, $10 million, and $12 million, respectively.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 5 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2011, 2010, and 2009, participants under the plan purchased 1.7 million shares, 1.3 million shares, and 2.2 million shares at average prices of $9.73, $11.25, and $6.78, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2011, 2010, and 2009, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.03, $1.23, and $.75, respectively.

Taxes

A portion of the Company’s granted options qualify as incentive stock options for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an incentive stock option does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

16. Employee Retirement Plans

Defined contribution plans

Southwest has defined contribution plans covering substantially all its Employees and has announced that AirTran Employees will be eligible to participate in its plans beginning in 2012. The Southwest Airlines Co. Profit Sharing Plan (Profit Sharing Plan) is a defined contribution plan to which the Company contributes 15 percent of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the Profit Sharing Plan are allowed.

The Company also sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. The 401(k) plans cover substantially all Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company.

Company contributions to all defined contribution plans expensed in 2011, 2010, and 2009, reflected as a component of Salaries, wages, and benefits, were $316 million, $350 million, and $203 million, respectively.

Postretirement benefit plans

Southwest and AirTran provide postretirement benefits to qualified retirees in the form of medical and dental coverage. Employees must meet minimum levels of service and age requirements as set forth by the Company, or as specified in collective bargaining agreements with specific workgroups. Employees meeting these requirements, as defined, may use accrued unused sick time to pay for medical and dental premiums from the age of retirement until age 65.

Including AirTran as of the acquisition date, the following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2011 and 2010:

(in millions)	2011	2010
APBO at beginning of period	$91	$86
Service cost	17	16
Interest cost	4	4
Benefits paid	(5)	(7)
Acquisition of AirTran	3	—
Actuarial (gain)/loss	(3)	(8)

APBO at end of period	$107	$91

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2011, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$2	$(2)
Increase (decrease) in the APBO	$8	$(7)

All plans are unfunded, and benefits are paid as they become due. For 2011 and 2010, contributions to the consolidated plans were $5 million and $7 million, respectively. Estimated future benefit payments expected to be paid for each of the next five years are $6 million in 2012, $7 million in 2013, $9 million in 2014, $11 million in 2015, $14 million in 2016, and $108 million for the next five years thereafter.

The funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2011 and 2010.

(in millions)	2011	2010
Funded status	$(107)	$(91)
Unrecognized net actuarial gain	(53)	(57)
Unrecognized prior service cost	1	2
Accumulated other comprehensive income	52	55

Cost recognized on Consolidated Balance Sheet	$(107)	$(91)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2011, 2010, and 2009, included the following:

(in millions)	2011	2010	2009
Service cost	$17	$16	$10
Interest cost	4	4	4
Amortization of prior service cost	—	—	1
Recognized actuarial gain	(6)	(5)	(7)

Net periodic postretirement benefit cost	$15	$15	$8

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31:

	2011(2)	2010	2009
Wtd-average discount rate	4.05%	4.30%	4.80%
Assumed healthcare cost trend rate(1)	7.50%	7.50%	8.00%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.5% for 2012, then decline gradually to 5.0% by 2024 and remain level thereafter.
(2)	Includes AirTran plans.

The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

(in millions)	2011	2010
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,537	$3,020
Other	84	112

Total deferred tax liabilities	3,621	3,132
DEFERRED TAX ASSETS:
Fuel derivative instruments	155	194
Deferred gains from sale and leaseback of aircraft	44	49
Capital and operating leases	141	22
Accrued employee benefits	267	226
Share-based compensation	39	42
State taxes	78	74
Business partner income	207	129
Net operating losses and credit carrybacks	212	3
Other	175	114

Total deferred tax assets	1,318	853

Net deferred tax liability	$2,303	$2,279

The provision for income taxes is composed of the following:

(in millions)	2011	2010	2009
CURRENT:
Federal	$4	$198	$(24)
State	13	19	(1)

Total current	17	217	(25)
DEFERRED:
Federal	122	61	79
State	6	8	11

Total deferred	128	69	90

	$145	$286	$65

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2011	2010	2009
Tax at statutory
U.S. tax rates	$114	$261	$58
Nondeductible items	13	8	5
State income taxes, net of federal benefit	13	18	6
Other, net	5	(1)	(4)

Total income tax provision	$145	$286	$65

During 2011, as a result of the AirTran acquisition, the Company recorded a liability for unrecognized tax benefits of approximately $5 million, the majority of which related to AirTran’s prior years’ tax positions. If recognized, the unrecognized tax benefits at December 31, 2011, would prospectively impact the Company’s effective tax rate. The December 31, 2010 unrecognized tax benefits of $4 million were settled with the IRS during the year ended December 31, 2011.

For the year ended December 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $548 million from its federal tax return. These NOL’s are available to offset future taxable income. At a 35% federal statutory tax rate, these NOL’s result in a deferred tax asset of $192 million, which represents the expected future tax benefit of the NOL’s. These NOL’s will expire from 2017 to 2031 if not utilized. No valuation allowance was necessary. See Note 2 for further information on NOL’s acquired from AirTran. The only periods subject to examination for the Company’s federal tax return are the 2010 to 2012 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2011 and 2010, and the related consolidated statement of income, stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2011 of Southwest Airlines Co. and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 9, 2012

QUARTERLY FINANCIAL DATA

(unaudited)

	THREE MONTHS ENDED
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2011*
Operating revenues	$3,103	$4,136	$4,311	$4,108
Operating income	114	207	225	147
Income (loss) before income taxes	18	275	(226)	255
Net income (loss)	5	161	(140)	152
Net income (loss) per share, basic	.01	.21	(.18)	.20
Net income (loss) per share, diluted	.01	.21	(.18)	.20

	March 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$2,630	$3,168	$3,192	$3,114
Operating income	54	363	355	216
Income before income taxes	17	184	332	213
Net income	11	112	205	131
Net income per share, basic	.01	.15	.27	.18
Net income per share, diluted	.01	.15	.27	.18

*	Includes the results of AirTran for May 2011 through December 2011. See Note 2 to the Consolidated Financial Statements for further information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On May 2, 2011, the Company completed the acquisition of AirTran. The Company is currently integrating policies, processes, People, technology, and operations for the combined Company. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Ethics, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation, and Nominating and Corporate Governance Committees, are available on the Company’s website, www.southwest.com. Copies of these documents are also available upon request to Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, TX 75235. The Company intends to disclose any amendments to, or waivers from, its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller on the Company’s website, www.southwest.com, under the “About Southwest” caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	17,507,491	(1)	$13.51	(2)	17,506,712	(3)
Equity Compensation Plans not Approved by Security Holders	31,757,107		$14.38		5,459,402
Total	49,264,598		$14.07	(2)	22,966,114

*	As adjusted for stock splits.

(1)	Includes 15,867,459 shares of common stock issuable upon exercise of outstanding stock options and 1,640,032 restricted share units settleable in shares of the Company’s common stock. The options and the restricted share units were issued under the Company’s 2007 Equity Incentive Plan.
(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.
(3)	Of these shares, (i) 5,024,093 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 12,482,619 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 866,973 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3. Exhibits:

2.1	Agreement and Plan of Merger among the Company, AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004, between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 71 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 72 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259). (1)

10.1(a)	Supplemental Agreement No. 75 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed January 12, 2001 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed April 2, 2003 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 19, 2010 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.26	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.27	$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011(File No. 1-7259)).

10.28	Purchase Agreement No. PA-03729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company. (1)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

SOUTHWEST AIRLINES CO.
February 9, 2012	By:	/s/ LAURA WRIGHT

Laura Wright Senior Vice President Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 9, 2012, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GARY C. KELLY Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)

/s/ LAURA WRIGHT Laura Wright	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ DAVID W. BIEGLER David W. Biegler	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Director

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON John G. Denison	Director

/s/ NANCY B. LOEFFLER Nancy B. Loeffler	Director

/s/ JOHN T. MONTFORD John T. Montford	Director

/s/ THOMAS M. NEALON Thomas M. Nealon	Director

/s/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director

INDEX TO THE EXHIBITS

2.1	Agreement and Plan of Merger among the Company, AirTran Holdings, Inc., and Guadalupe Holdings Corp., dated as of September 26, 2010 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 26, 2010 (File No. 1-7259)).

3.1	Restated Articles of Incorporation of the Company effective February 3, 1994; Articles of Amendment to the Articles of Incorporation of the Company effective May 31, 1996; Articles of Amendment to the Articles of Incorporation of the Company effective July 2, 1998; Articles of Amendment to the Articles of Incorporation of the Company effective June 2, 1999; Articles of Amendment to the Articles of Incorporation of the Company effective May 24, 2001; Articles of Amendment to the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004, between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed October 30, 2002 (File No. 1-7259)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 71 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 72 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259). (1)

10.1(a)	Supplemental Agreement No. 75 to Purchase Agreement No. 1810 dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed January 12, 2001 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed April 2, 2003 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 19, 2010 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.26	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.27	$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011(File No. 1-7259)).

10.28	Purchase Agreement No. PA-03729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company. (1)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.