Form 10-Q
period 2012-03-31
SOUTHWEST AIRLINES CO
filed 2012-04-25
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of shares of Common Stock outstanding as of the close of business on April 23, 2012: 767,684,913

TABLE OF CONTENTS TO FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
 (in millions)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,558	$829
Short-term investments	2,226	2,315
Accounts and other receivables	367	299
Inventories of parts and supplies, at cost	432	401
Deferred income taxes	219	263
Prepaid expenses and other current assets	318	238
Total current assets	5,120	4,345

Property and equipment, at cost:
Flight equipment	15,600	15,542
Ground property and equipment	2,507	2,423
Deposits on flight equipment purchase contracts	444	456
	18,551	18,421
Less allowance for depreciation and amortization	6,456	6,294
	12,095	12,127
Goodwill	970	970
Other assets	641	626
	$18,826	$18,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,208	$1,057
Accrued liabilities	1,024	996
Air traffic liability	2,556	1,836
Current maturities of long-term debt	259	644
Total current liabilities	5,047	4,533

Long-term debt less current maturities	3,048	3,107
Deferred income taxes	2,638	2,566
Deferred gains from sale and leaseback of aircraft	72	75
Other noncurrent liabilities	924	910
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,225	1,222
Retained earnings	5,486	5,395
Accumulated other comprehensive loss	(57)	(224)
Treasury stock, at cost	(365)	(324)
Total stockholders' equity	7,097	6,877
	$18,826	$18,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2012	2011
OPERATING REVENUES:
Passenger	$3,744	$2,949
Freight	37	31
Other	210	123
Total operating revenues	3,991	3,103

OPERATING EXPENSES:
Salaries, wages, and benefits	1,141	954
Fuel and oil	1,510	1,038
Maintenance materials and repairs	272	199
Aircraft rentals	88	46
Landing fees and other rentals	254	201
Depreciation and amortization	201	155
Acquisition and integration	13	17
Other operating expenses	490	379
Total operating expenses	3,969	2,989

OPERATING INCOME	22	114

OTHER EXPENSES (INCOME):
Interest expense	40	43
Capitalized interest	(5)	(3)
Interest income	(2)	(3)
Other (gains) losses, net	(170)	59
Total other expenses	(137)	96

INCOME BEFORE INCOME TAXES	159	18
PROVISION FOR INCOME TAXES	61	13

NET INCOME	$98	$5

NET INCOME PER SHARE, BASIC	$.13	$.01

NET INCOME PER SHARE, DILUTED	$.13	$.01

COMPREHENSIVE INCOME	$265	$346

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	771	748
Diluted	772	749

Cash dividends declared per common share	$.0045	$.0045

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98	$5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	201	155
Unrealized (gain) loss on fuel derivative instruments	(201)	10
Deferred income taxes	14	28
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	(68)	(87)
Other current assets	(51)	(92)
Accounts payable and accrued liabilities	225	238
Air traffic liability	720	512
Cash collateral received from derivative counterparties	147	29
Other, net	143	170
Net cash provided by operating activities	1,225	965

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment, net	(127)	(57)
Purchases of short-term investments	(621)	(1,484)
Proceeds from sales of short-term investments	736	1,310
Net cash used in investing activities	(12)	(231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	5	4
Proceeds from termination of interest rate derivative instrument	-	76
Payments of long-term debt and capital lease obligations	(431)	(30)
Payments of cash dividends	(7)	(7)
Repurchase of common stock	(50)	-
Other, net	(1)	1
Net cash provided by (used in) financing activities	(484)	44

NET CHANGE IN CASH AND CASH EQUIVALENTS	729	778

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	829	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,558	$2,039

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$47	$34
Income taxes	$1	$-
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2012 and 2011 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2011, the Company has reclassified $10 million from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.

2.  AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.
On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for Southwest Airlines Co. common stock and cash.  Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways.  AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft and Boeing 737-700 aircraft, throughout the United States and to select international locations. Approximately half of AirTran Airways’ flights originate or terminate at its largest hub in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. The Company believes the acquisition of AirTran positions it to respond better to the economic and competitive challenges of the industry because, among other reasons: (i) it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market the Company previously did not serve, (ii) it expands the Company’s presence in slot-controlled markets (New York LaGuardia and Ronald Reagan Washington National Airport), and (iii) it provides access to near-international markets in the Caribbean and Mexico.

The accompanying unaudited Condensed Consolidated Financial Statements include the results of operations and cash flows for AirTran from May 2, 2011 through March 31, 2012.  For the three months ended March 31, 2012, total operating revenues of $678 million and a net loss of $11 million are attributable to AirTran and are included in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income.

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. For the three months ended March 31, 2012, the Company incurred consolidated acquisition and integration-related costs of $13 million, primarily consisting of consulting, technology, and facility integration expenses. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, these costs are classified as Acquisition and integration expenses.

Recording of assets acquired and liabilities assumed
The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Certain estimated values are not yet finalized (see below) and are subject to change. There were no significant fair value adjustments made during the first quarter of 2012. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses, which will be prior to May 2, 2012. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in millions)	May 2, 2011
Assets
Cash and cash equivalents	$477
Restricted cash	6
Other current assets	234
Operating property and equipment	1,154
Goodwill	970
Other identified intangibles	123
Deferred income taxes	162
Other noncurrent assets	45
Liabilities
Long-term debt and capital leases, including current portion	(1,119)
Air traffic liability	(354)
Other liabilities assumed	(657)
Net assets acquired	$1,041

The recorded amounts for assets and liabilities are provisional and subject to change. However, the Company does not expect that any future adjustments will be material. The following are the more significant items that are subject to change:
•	The fair value of specific executory contracts, pending finalization of valuation efforts; and
•	The purchase price allocable to goodwill, as a result of changes to the aforementioned item.

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value, and although it did not have a material effect on the Company’s financial position or results of operations, it did change the Company’s disclosure policies for fair value. This ASU became effective for reporting periods (including interim periods) beginning after December 15, 2011, and the Company adopted this ASU for the interim period ending March 31, 2012. See Note 10.

On June 16, 2011, the FASB ratified ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this ASU for the interim period ending March 31, 2012, which is the period for which it became effective for calendar year-end entities, and has elected to utilize the ‘single continuous statement’ for this interim presentation.  See the unaudited Condensed Consolidated Statement of Comprehensive Income.

On September 15, 2011, the FASB ratified ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.   This ASU became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. Although it did not early-adopt ASU No. 2011-08 during 2011, the Company will evaluate the standard when performing its future goodwill impairment tests.

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

4.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended
	March 31,
	2012	2011
NUMERATOR:
Net income	$98	$5

DENOMINATOR:
Weighted-average shares
outstanding, basic	771	748
Dilutive effect of Employee stock
options	1	1
Adjusted weighted-average shares
outstanding, diluted	772	749

NET INCOME PER SHARE:
Basic	$.13	$.01

Diluted	$.13	$.01

Potentially dilutive amounts
excluded from calculations:
Stock options	44	47
5.25% Convertible Notes	6	-

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

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

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  The level at which the Company is hedged for a particular period is also dependent on current market prices for that period as well as the types of derivative instruments held and the strike prices of those instruments.  For example, the Company may enter into “out-of-the-money” option contracts (including catastrophic protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price.  Therefore, even though the Company may have an “economic” hedge in place for a particular period, that hedge may not produce any hedging gains and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For first quarter 2012, the Company had fuel derivatives in place for a minimal percentage of its fuel consumption.  As of March 31, 2012, the Company had fuel derivative instruments in place to provide coverage on a portion of its remaining 2012 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2012 through 2015 on an “economic” basis considering current market prices:

Fuel hedged as of
March 31, 2012
Period (by year)	(gallons in millions)
Remainder of 2012	313
2013	886
2014	330
2015	336

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting.  Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2011 or during the three months ended March 31, 2012.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities.  Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity.  This may result, and has resulted, in increased volatility in the Company’s financial results.  Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: significant fluctuations in energy prices, the number of derivative positions the Company holds, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	03/31/12	12/31/11	03/31/12	12/31/11
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$171	$17	$8	$-
Fuel derivative contracts (gross)	Other assets	361	542	53	107
Fuel derivative contracts (gross)	Accrued liabilities	24	97	-	8
Fuel derivative contracts (gross)	Other noncurrent liabilities	51	93	6	24
Interest rate derivative contracts	Other assets	58	64	-	-
Interest rate derivative contracts	Accrued liabilities	-	2	-	-
Interest rate derivative contracts	Other noncurrent liabilities	-	-	123	132

Total derivatives designated as hedges		$665	$815	$190	$271

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$452	$124	$448	$58
Fuel derivative contracts (gross)	Other assets	400	26	557	272
Fuel derivative contracts (gross)	Accrued liabilities	135	326	284	687
Fuel derivative contracts (gross)	Other noncurrent liabilities	21	9	75	122

Total derivatives not designated as hedges		$1,008	$485	$1,364	$1,139

Total derivatives		$1,673	$1,300	$1,554	$1,410

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	March 31,	December 31,
(in millions)	location	2012	2011
Cash collateral deposits provided	Offset against Other
to counterparties - noncurrent	noncurrent liabilities	$-	$41
Cash collateral deposits provided	Offset against Accrued
to counterparties - current	liabilities	85	185
Due to third parties for fuel contracts	Accrued liabilities	25	21
Receivable from third parties for	Accounts and other
fuel contracts	receivables	1	3

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011:

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2012		2011		2012		2011		2012	2011

Fuel derivative
contracts	$(136	)*	$(315	)*	$23	*	$16	*	$32	$34
Interest rate
derivatives	(6	)*	(7	)*	-		-		-	-

Total		$(142)		$(322)	$23		$16		$32	$34

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	March 31,		recognized in income
(in millions)	2012	2011	on derivatives

Fuel derivative contracts	$(208)	$(5)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2012 and 2011 of $6 million and $31 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2012, were approximately $49 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2012.  In addition, as of March 31, 2012, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $57 million, net of taxes.  These net gains were recognized in first quarter 2012 and prior periods, and are reflected in Retained earnings as of March 31, 2012, but the underlying derivative instruments will not expire/settle until second quarter 2012 or future periods.

Interest rate swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. The interest rate swap agreements accounted for as fair value hedges qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings.  For the Company’s interest rate swap agreements accounted for as cash flow hedges, ineffectiveness is required to be measured at each reporting period.  The ineffectiveness associated with all of the Company’s, including AirTran’s, interest rate cash flow hedges for all periods presented was not material.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At March 31, 2012, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2012, at which such postings are triggered:

Counterparty (CP)
	A		B		C	D	E	Other(a)	Total
(in millions)
Fair value of fuel derivatives	$67		$(71)		$(21)	$51	$159	$(1)	$184
Cash collateral held from (by) CP	-		(85)		-	-	-	-	(85)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	(40) to (340)		0 to (125)		>(50)	>(75)	>(50)
	or >(740)		or >(625)
Cash is received from CP	>75		>150		>200(c)	>125(c)	>250
Aircraft or cash can be pledged
to CP as collateral	(340) to		(125) to		N/A	N/A	N/A
	(740	)(d)	(625	)(d)
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	(40) to (340)		0 to (125)		(b)	(b)	(b)
	or >(740)		or >(625)
Cash is received from CP	(b)		(b)		(b)	(b)	(b)
Aircraft can be pledged to CP
as collateral	(340) to		(125) to		N/A	N/A	N/A
	(740)		(625)

(a) Individual counterparties with fair value of fuel derivatives <$15 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash or pledging aircraft as collateral. No aircraft were pledged as collateral with such counterparty as of March 31, 2012.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of March 31, 2012, $58 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty.  In addition, in connection with interest rate swaps entered into by AirTran, a total of $32 million had been provided to two counterparties at March 31, 2012, as a result of net liability derivative positions with those counterparties. The outstanding interest rate net derivative positions with all other counterparties at March 31, 2012, were assets to the Company.

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

6.      COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
(in millions)	2012	2011
NET INCOME	$98	$5
Unrealized gain on fuel derivative instruments, net of
deferred taxes of $99 and $207	159	331
Unrealized gain on interest rate derivative instruments
net of deferred taxes of $4 and $4	6	7
Other, net of deferred taxes of $2 and $2	2	3
Total other comprehensive income	$167	$341

COMPREHENSIVE INCOME	$265	$346

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2012:

				Accumulated other
	Fuel	Interest rate		comprehensive
(in millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2011	$(183)	$(66)	$25	$(224)
Changes in fair value	136	6	2	144
Reclassification to earnings	23			23
Balance at March 31, 2012	$(24)	$(60)	$27	$(57)

7.  OTHER ASSETS AND LIABILITIES

	March 31,	December 31,
(in millions)	2012	2011
Derivative contracts	$264	$253
Intangible assets	147	155
Non-current investments	73	97
Other	157	121
Other assets	$641	$626

	March 31,	December 31,
(in millions)	2012	2011
Retirement plans	$104	$110
Aircraft rentals	88	57
Vacation pay	253	248
Health	56	56
Derivative contracts	41	85
Workers compensation	166	162
Accrued Taxes	105	68
Other	211	210
Accrued liabilities	$1,024	$996

	March 31,	December 31,
(in millions)	2012	2011
Postretirement obligation	$109	$107
Non-current leasehold interest	301	311
Construction obligation	239	202
Other	275	290
Other non-current liabilities	$924	$910

8.  LONG-TERM DEBT

On March 1, 2002, the Company issued $385 million of 6.5% senior unsecured notes due March 1, 2012.  During 2003, the Company entered into an interest rate swap agreement to effectively convert this fixed-rate debt to a floating rate. See Note 5 for further information.  The notes matured and were redeemed in full on March 1, 2012, utilizing available cash on hand.

9. COMMITMENTS AND CONTINGENCIES

Commitments
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

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.  Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds.  During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds.  An additional tranche of bonds is expected to be issued in the second or third quarter of 2012.

The Company has agreed to manage the majority of the LFMP project and, as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of March 31, 2012, the Company had incurred construction costs of $239 million, classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, the Company expects to begin depreciating the assets over their estimated useful lives, and reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

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

As of March 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange.  Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company’s Treasury Group, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available.  This plan is a non-qualified deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code of 1986, as amended.  Payments under this plan are made based on the participant’s distribution election and plan balance. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust and the Company remains liable to these participants for the unfunded portion of the plan. The Company records changes in the fair value of the liability and the asset in the Company’s earnings.

All of the Company’s auction rate security instruments, totaling $68 million at March 31, 2012, are classified as available-for-sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Group determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of March 31, 2012, the Company has recorded a temporary unrealized decline in fair value of $13 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 7 years to 36 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $382 million of these instruments at par value.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

		Fair value measurements at reporting date using:
		Quoted prices in	Significant	Significant
		active markets	other observable	unobservable
		for identical assets	inputs	inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,389	$1,389	$-	$-
Commercial paper	140	-	140	-
Certificates of deposit	29	-	29	-
Short-term investments:
Treasury bills	1,994	1,994	-	-
Certificates of deposit	202	-	202	-
Commercial paper	30	-	30	-
Noncurrent investments (b)
Auction rate securities	68	-	-	68
Interest rate derivatives (see Note 5)	58	-	58	-
Fuel derivatives:
Swap contracts (c)	245	-	245	-
Option contracts (c)	1,140	-	-	1,140
Swap contracts (d)	56	-	56	-
Option contracts (d)	174	-	-	174
Other available-for-sale securities	48	43	-	5
Total assets	$5,573	$3,426	$760	$1,387

Liabilities
Fuel derivatives:
Swap contracts (c)	$(371)	$-	$(371)	$-
Option contracts (c)	(695)	-	-	(695)
Swap contracts (d)	(308)	-	(308)	-
Option contracts (d)	(57)	-	-	(57)
Interest rate derivatives (see Note 5)	(123)	-	(123)	-
Deferred compensation	(125)	(125)	-	-
Total liabilities	$(1,679)	$(125)	$(802)	$(752)

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in	Significant	Significant
		active markets	other observable	unobservable
		for identical assets	inputs	inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$774	$774	$-	$-
Commercial paper	48	-	48	-
Certificates of deposit	7	-	7	-
Short-term investments:
Treasury bills	2,014	2,014	-	-
Certificates of deposit	221	-	221	-
Commercial paper	80	-	80	-
Noncurrent investments (b)
Auction rate securities	67	-	-	67
Certificates of deposit	25	-	25	-
Interest rate derivatives (see Note 5)	66	-	66	-
Fuel derivatives:
Option contracts (c)	709	-	-	709
Swap contracts (d)	180	-	180	-
Option contracts (d)	345	-	-	345
Other available-for-sale securities	43	38	-	5
Total assets	$4,579	$2,826	$627	$1,126

Liabilities
Fuel derivatives:
Swap contracts (c)	$(65)	$-	$(65)	$-
Option contracts (c)	(371)	-	-	(371)
Swap contracts (d)	(576)	-	(576)	-
Option contracts (d)	(266)	-	-	(266)
Interest rate derivatives (see Note 5)	(132)	-	(132)	-
Deferred Compensation	(121)	(121)	-	-
Total liabilities	$(1,531)	$(121)	$(773)	$(637)

(a) Cash equivalents is primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a a net asset, and are also net of cash collateral received from counterparties. See Note 5.
(d) In the unaudited Condensed Consolidated Balance Sheet, amounts are presented as a a net liability, and are also net of cash collateral provided to counterparties. See Note 5.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2012 or the year ended December 31, 2011.  The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at December 31, 2011	$417	$67		$5	$489
Total gains (realized or unrealized)
Included in earnings	179	-		-	179
Included in other comprehensive income	204	1		-	205
Purchases	172	-		-	172
Sales	(396)	-		-	(396)
Settlements	(14)	-		-	(14)
Balance at March 31, 2012	$562	$68	(a)	$5	$635

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at March 31, 2012	$178	$-		$-	$178

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company’s derivative option contracts. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are time to principal recovery, an illiquidity premium, and counterparty credit spread.  Holding other inputs constant, a significant increase (decrease) in such unobservable inputs would result in a significantly lower (higher) fair value measurement.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 for the three months ended March 31, 2012:

Quantitative information about Level 3 fair value measurements
($ in millions)
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second Quarter 2012	16%-33%
			Third Quarter 2012	24%-37%
			Fourth Quarter 2012	24%-38%
			2013	22%-36%
			2014	21%-29%
			2015	21%-26%
Auction rate securities	Discounted cash flow	Time to principal recovery		7yrs-8y	rs
		Illiquidity premium		2%
		Counterparty credit spread		1%-3%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three months ended March 31, 2012 and 2011.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2012, are contained in the table below. The Company’s publicly held long-term debt was classified as Level 2, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Seven of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	Carrying	Estimated fair	Fair value level
(in millions)	value	value	hierachy
French Credit Agreements due 2012	$7	$7	Level 3
5.25% Notes due 2014	373	388	Level 2
5.75% Notes due 2016	327	355	Level 2
5.25% Convertible Senior Notes due 2016	118	115	Level 2
5.125% Notes due 2017	334	357	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	66	65	Level 2
French Credit Agreements due 2018	65	65	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	40	41	Level 3
Term Loan Agreement due 2019 - 6.315%	262	262	Level 3
Term Loan Agreement due 2019 - 6.84%	100	107	Level 3
Term Loan Agreement due 2020 - 5.223%	478	425	Level 3
Floating-rate 737 Aircraft Notes payable through 2020 - 2.14%	589	561	Level 3
Pass Through Certificates due 2022	402	451	Level 2
7.375% Debentures due 2027	131	144	Level 2

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2012 and 2011 are included below.  The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.  As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, these statistics include the operations of AirTran since the May 2, 2011 acquisition date, but prior to that date only include the operations of Southwest Airlines (“Southwest”).

	Three months ended March 31,
	2012	2011	Change
Revenue passengers carried	25,560,822	21,115,115	21.1%
Enplaned passengers	31,154,453	25,599,118	21.7%
Revenue passenger miles (RPMs) (000s)(1)	23,684,869	19,195,885	23.4%
Available seat miles (ASMs) (000s)(2)	30,632,893	24,505,674	25.0%
Load factor(3)	77.3%	78.3%	(1.0)	pts
Average length of passenger haul (miles)	927	909	2.0%
Average aircraft stage length (miles)	685	656	4.4%
Trips flown	333,896	273,823	21.9%
Average passenger fare	$146.44	$139.65	4.9%
Passenger revenue yield per RPM (cents)(4)	15.80	15.36	2.9%
Operating revenue per ASM (cents)	13.03	12.66	2.9%
Passenger revenue per ASM (cents)(5)	12.22	12.03	1.6%
Operating expenses per ASM (cents)(6)	12.96	12.20	6.2%
Operating expenses per ASM, excluding fuel (cents)	8.03	7.97	0.8%
Fuel costs per gallon, including fuel tax	$3.39	$2.91	16.5%
Fuel costs per gallon, including fuel tax, economic	$3.44	$2.96	16.2%
Fuel consumed, in gallons (millions)	443	356	24.4%
Active fulltime equivalent Employees	46,227	35,452	30.4%
Aircraft in service at period-end(7)	694	550	26.2%

(1) A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.
(2) An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.
(3) Revenue passenger miles divided by available seat miles.
(4) Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(5) Calculated as passenger revenue divided by available seat miles. Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(6) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(7) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2012	2011	Change
Fuel and oil expense, unhedged	$1,479	$1,044
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	31	(6)
Fuel and oil expense, as reported	$1,510	$1,038
Add: Net impact from fuel contracts	25	19
Fuel and oil expense, non-GAAP	$1,535	$1,057	45.2%

Operating income, as reported	$22	$114
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net,
associated with current period settled contracts	2	(2)
Deduct: Contracts settling in the current period, but for which (losses)
have been recognized in a prior period*	(27)	(17)
Add: Acquisition and integration costs, net (a)	13	15
Operating income, non-GAAP	$10	$110	(90.9	) %

Net income, as reported	$98	$5
Deduct: Mark-to-market impact from fuel contracts
settling in future periods	(205)	(3)
Add: Ineffectiveness from fuel hedges settling in future periods	31	30
Deduct: Other net impact of fuel contracts settling in the current
or a prior period (excluding reclassifications)	(27)	(17)
Add (Deduct): Income tax impact of fuel contracts	77	(4)
Add: Acquisition and integration costs, net (b)	8	9
Net income (loss), non-GAAP	$(18)	$20	n.a.

Net income per share, diluted, as reported	$0.13	$0.01
Deduct: Net impact to net income above from fuel contracts
divided by dilutive shares	(0.16)	-
Add: Impact of special items, net (b)	0.01	0.02
Net income (loss) per share, diluted, non-GAAP	$(0.02)	$0.03	n.a.

Operating expenses per ASM (cents)	12.96	12.20
Deduct: Fuel expense divided by ASMs	(4.93)	(4.23)
Deduct: Impact of special items, net (a)	(0.04)	(0.06)
Operating expenses per ASM, non-GAAP,
excluding fuel and special items (cents)	7.99	7.91	1.0%

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

Note Regarding Use of Non-GAAP Financial Measures
The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges the Company believes are not indicative of its ongoing operational performance.

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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 5 to the unaudited Condensed Consolidated Financial Statements and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include expenses associated with the Company’s acquisition and integration of AirTran.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods.  As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results.  See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the AirTran acquisition.

Material Changes in Results of Operations

Overview

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, on May 2, 2011, the Company consummated its acquisition of AirTran.  For GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the date of the acquisition, while results of operations and cash flows prior to the acquisition date are only those of Southwest.  In certain discussions that follow, primarily those involving forward-looking information used in the projection of future results, the Company has chosen to make comparisons to prior year “combined” results or measures in order to provide more meaningful information since all future results for the Company will include AirTran results.  Prior year combined results consist of the combination of Southwest and AirTran stand-alone results, without any retrospective application of acquisition-related accounting adjustments.

The Company recorded first quarter 2012 net income of $98 million, or $.13 per share, diluted, compared to the Company’s first quarter 2011 net income of $5 million, or $.01 per share, diluted.  On a non-GAAP basis, the Company recorded a first quarter 2012 net loss of $18 million, or $.02 loss per share, diluted, versus the Company’s first quarter 2011 net income of $20 million, or $.03 per share, diluted.  The Company recorded operating income of $22 million for first quarter 2012, compared to the Company’s first quarter 2011 operating income of $114 million.  On a non-GAAP basis, the Company’s first quarter 2012 operating income was $10 million, compared to the Company’s first quarter 2011 non-GAAP operating income of $110 million.  See the previous Note Regarding Use of Non-GAAP Financial Measures.  The primary reason for the difference between the Company’s GAAP and non-GAAP results in the first quarters of both 2012 and 2011 was a fluctuation in the non-cash GAAP adjustments recorded as a result of the Company’s portfolio of future derivative contracts utilized in attempting to hedge against jet fuel price volatility.  The fluctuation in both net income and operating income, on a non-GAAP basis, primarily was attributable to higher first quarter 2012 fuel costs.  The Company’s economic jet fuel cost per gallon in first quarter 2012 was $3.44, which was a 16.2 percent increase compared to the Company’s economic jet fuel cost per gallon in first quarter 2011.  The Company continued to manage revenues and raise fares, but was unable to fully cover the increase in fuel costs.

The Company is in the midst of several strategic initiatives that are intended to increase its revenues and reduce its unit costs.   The Company’s major strategic initiatives include:

•
The acquisition and integration of AirTran.  The 2011 acquisition of AirTran increased the Company’s fleet size by 140 aircraft and expanded the Company’s network into key markets such as Atlanta, Washington Reagan, and near-international locations such as the Caribbean and Mexico.  The Company has already been able to produce significant synergies and expects to realize total net pre-tax annual synergies of $400 million in 2013 (excluding acquisition and integration expenses).  Significant changes are underway to AirTran’s route network, including the closure of several airports that proved unsustainable as a result of high fuel costs, and the re-deployment of aircraft in new markets.  In addition, during first quarter 2012, the Company obtained a single operating certificate from the Federal Aviation Administration (the “FAA”).  AirTran can now begin transferring its aircraft to Southwest to be converted to the Southwest livery, and the Company can also begin transitioning AirTran airport facilities to Southwest, beginning with Seattle in 2012.

•
The launch of Southwest’s All-New Rapid Rewards® frequent flyer program in first quarter 2011.  The results of the program have exceeded the Company’s expectations with respect to the number of frequent flyer members added, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase® Visa credit card holders added, and the number of frequent flyer points purchased by program members.

•
The addition of a larger aircraft, the Boeing 737-800, to Southwest’s fleet.  During March 2012, the Company received its first two Boeing 737-800 deliveries, and is scheduled to receive a total of 33 Boeing 737-800s during 2012.  The Boeing 737-800 (i) is better suited for potential new destinations, including near-international locations, (ii) has the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports), and (iii) operates at a lower unit cost than aircraft in the Company’s existing fleet.

•
Fleet modernization efforts.  The Company announced in December 2011 that Southwest will be the first airline to accept delivery of Boeing’s new, more fuel-efficient 737 MAX aircraft, which is expected to enter service in 2017.  The Company placed orders for a total of 150 Boeing 737 MAX aircraft and added a total of 58 Boeing 737NG aircraft to its existing firm order book.  The 737 MAX is expected to reduce CO2 emissions and improve fuel burn by an additional 10 to 11 percent over today’s most fuel-efficient, single-aisle airplane.  In January 2012, the Company also announced plans to retrofit its 737-700 fleet with an updated cabin interior.  Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible.  By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each 737-700 aircraft, along with more climate-friendly and cost-effective materials.  These retrofits for Southwest 737-700 aircraft began in March 2012 and are expected to be completed in 2013.  Over the next several years, AirTran aircraft that are transitioned to the Southwest fleet will receive the new Evolve interior.

•
Reservation System Replacement.  The Company recently announced it has entered into a contract with Amadeus IT Group to implement Amadeus’ Altea reservations solution that will support the Company’s international service.  The Amadeus technology is expected to support Southwest's operations of international flights beginning in 2014.  The contract also provides the option for Southwest to migrate its domestic business to Amadeus in the future.  The Company ultimately intends to have a reservation system with capabilities to add international destinations, as well as other important revenue management and Customer Service automations and functionality.

The Company has continued working towards creating a “codeshare” between the Southwest and AirTran reservations systems, which would allow Customers to book flights on either carrier through a single source and to integrate the carriers’ frequent flyer plans.  This project is expected to be completed in 2013.  On April 23, 2012, the Company announced that Customers now have the ability to exchange frequent flyer benefits between the Southwest and AirTran frequent flyer programs.

The Pilots, Flight Attendants, and Flight Instructors at Southwest and AirTran have ratified the agreements to integrate the seniority lists of their respective members.  The Aircraft Mechanics Fraternal Association, the union representing Southwest Mechanics, and the international Brotherhood of Teamsters, Local 528, the union representing the AirTran Mechanics, have reached a tentative agreement to integrate the seniority list of thier respective members.  This agreement is pending ratification from the members.  The Company is continuing to make progress on seniority integration agreements with its remaining unions.

During first quarter 2012, Southwest initiated service to Southwest’s 73rd city, Atlanta, Georgia, with 15 daily flights to five nonstop destinations.  In addition, the Company introduced Atlanta Customers to Southwest’s award winning Cargo service, with the opening of a brand new Cargo facility in Atlanta.  AirTran launched new service from Denver to Cancun in April.  Also during second quarter 2012, AirTran plans to launch new service from San Antonio to Mexico City and Cancun; Austin to Cancun; and Orange County to Mexico City and Cabo San Lucas. AirTran also recently received route authority to commence service between Chicago Midway and Cancun, beginning June 2012, pending Mexican government approval.

At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2012.  Along with its expected receipt of 33 Boeing 737-800 aircraft deliveries during 2012, the Company also expects to retire approximately 40 of its older Boeing 737-300s and 737-500s and expects 2012 ASMs to approximate the combined amount flown during 2011 by Southwest and AirTran.

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

Operating Revenues

The following table presents the consolidated operating revenues for the Company for the three months ended March 31, 2012, compared to prior year reported results, as well as a reconciliation of the impact of the AirTran acquisition on the comparative results (in millions, except for percentage changes):

				Dollar change	Dollar change	Percent change
	Three months ended			attributable	excluding	excluding
	March 31,		Dollar	to AirTran	AirTran	AirTran
	2012	2011	change	results	results	results
OPERATING REVENUES:
Passenger	$3,744	$2,949	$795	$599	$196	6.6%
Freight	37	31	6	-	6	19.4
Other	210	123	87	79	8	6.5
Total operating revenues	$3,991	$3,103	$888	$678	$210	6.8%

On a consolidated basis, operating revenues for first quarter 2012 increased by $888 million, or 28.6 percent, compared to first quarter 2011.  The majority of the increase was attributable to the inclusion of the results of AirTran following the May 2, 2011 acquisition.  Excluding the results of AirTran following the acquisition, operating revenues for first quarter 2012 increased by $210 million, or 6.8 percent, compared to first quarter 2011, primarily due to a $196 million, or 6.6 percent, increase in Passenger revenues. Holding other factors constant, 74 percent of the increase in Passenger revenues was attributable to higher Passenger yields, as the Company implemented fare increases over the past twelve months in an attempt to buffer a portion of the impact of higher fuel costs.  The remainder of the increase primarily was due to the 2.0 percent increase in Southwest’s capacity, versus first quarter 2011.  The Company’s load factor decreased 1.0 points to 77.3 percent in first quarter 2012 versus first quarter 2011, partially due to the impact of higher airfares on Customer demand.

The year-over-year increase in passenger unit revenues thus far in April is currently exceeding the five percent year-over-year increase experienced in March 2012’s passenger unit revenues.  Bookings and revenue trends, thus far, for the remainder of second quarter 2012 are solid.

Consolidated Freight revenues for first quarter 2012 increased by $6 million, or 19.4 percent, compared to first quarter 2011, primarily due to higher average rates charged as a result of fuel surcharges and better domestic economic conditions than the prior year.  The Company currently expects freight revenues for second quarter 2012 to be moderately higher than second quarter 2011 freight revenues.

Excluding the results of AirTran following the acquisition, Other revenues for first quarter 2012 increased $8 million, or 6.5 percent, compared to first quarter 2011.  This increase was due to increased revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and pets.  Southwest’s EarlyBird product and service charges for unaccompanied minors, pets and excess bags contributed $53 million to first quarter 2012 revenues. The year-over-year increase in revenues from these initiatives and other ancillary revenue sources was partially offset by a year-over-year increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenues as opposed to Other revenues.  The classification of such amounts is influenced by average fares, among other factors.  Other revenues for AirTran for first quarter 2012 included approximately $34 million in baggage fees collected from Customers compared to $40 million collected in first quarter 2011.  Based on current trends, the Company expects consolidated Other revenues for second quarter 2012 to be slightly lower than combined results for second quarter 2011.

Operating expenses

Consolidated operating expenses for first quarter 2012 increased by $980 million, or 32.8 percent, compared to first quarter 2011, while capacity increased 25.0 percent over the same period.  The increase in consolidated operating expenses was primarily due to the inclusion of AirTran’s operating expenses following the acquisition.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs.  Excluding the results of AirTran following the acquisition, operating expenses increased 9.9 percent.  The following tables present the Company’s operating expenses per ASM for the first quarters of 2012 and 2011, and year-over-year dollar changes for the same periods showing a reconciliation of the impact of the AirTran acquisition on the comparative results, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended March 31,				Per-ASM		Percent
(in cents, except for percentages)	2012		2011		change		change
Salaries, wages, and benefits	3.73	¢	3.89	¢	(.16	) ¢	(4.1	) %
Fuel and oil	4.93		4.23		.70		16.5
Maintenance materials
and repairs	.89		.81		.08		9.9
Aircraft rentals	.29		.19		.10		52.6
Landing fees and other rentals	.83		.82		.01		1.2
Depreciation and amortization	.66		.63		.03		4.8
Acquisition and integration	.04		.07		(.03)		(42.9)
Other operating expenses	1.59		1.56		.03		1.9
Total	12.96	¢	12.20	¢	.76	¢	6.2%

				Dollar change	Dollar change	Percent change
(in millions, except for percentages)	Three months ended			attributable	excluding	excluding
	March 31,		Dollar	to AirTran	AirTran	AirTran
	2012	2011	change	results	results	results
OPERATING EXPENSES:
Salaries, wages, and benefits	$1,141	$954	$187	$142	$45	4.7%
Fuel and oil	1,510	1,038	472	279	193	18.6
Maintenance materials
and repairs	272	199	73	73	-	-
Aircraft rentals	88	46	42	54	(12)	(26.1)
Landing fees and other rentals	254	201	53	38	15	7.5
Depreciation and amortization	201	155	46	15	31	20.0
Acquisition and integration	13	17	(4)	-	(4)	(23.5)
Other operating expenses	490	379	111	83	28	7.4
Total operating expenses	$3,969	$2,989	$980	$684	$296	9.9%

On a dollar basis, excluding the results for AirTran following the acquisition, operating expenses increased by $296 million for first quarter 2012 compared to first quarter 2011, of which approximately 65 percent was due to a higher average jet fuel cost per gallon.  Consolidated operating expenses per ASM (unit costs) for first quarter 2012 increased 6.2 percent compared to first quarter 2011.  Over 92 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs. On a non-GAAP basis, the Company’s first quarter 2012 consolidated operating expenses per ASM, excluding fuel, remained relatively flat compared to first quarter 2011.  Based on current cost trends, the Company expects second quarter 2012 unit costs on a consolidated basis, excluding fuel, profitsharing, and special items, to increase compared to second quarter 2011’s combined unit costs, excluding fuel, profitsharing, and special items.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Excluding the results of AirTran following the acquisition, Salaries, wages, and benefits expense increased by $45 million for first quarter 2012 compared to first quarter 2011.  The majority of the year-over-year increase was due to the increase in Southwest’s capacity and number of trips flown, which was partially offset by a decrease in profitsharing expense.  The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging.  Consolidated Salaries, wages, and benefits expense per ASM for first quarter 2012 decreased 4.1 percent compared to first quarter 2011.  On a per-ASM basis, the majority of this decrease was due to AirTran unit costs for Salaries, wages, and benefits being significantly lower than Southwest’s.  This decrease was partially offset by increases in average wage rates paid to the majority of Southwest’s workforce.  Based on current cost trends and anticipated capacity, the Company expects consolidated Salaries, wages, and benefits expense per ASM in second quarter 2012, excluding profitsharing, to increase from second quarter 2011’s combined Salaries, wages, and benefits expense per ASM, excluding profitsharing.

Excluding the results of AirTran following the acquisition, Fuel and oil expense for first quarter 2012 increased by $193 million, or 18.6 percent, compared to first quarter 2011.  On a per-ASM basis, first quarter 2012 consolidated Fuel and oil expense increased 16.5 percent versus first quarter 2011.  Both of these increases were primarily due to a 16.5 percent increase in the Company’s average fuel cost per gallon.  On a consolidated basis, as a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $31 million in first quarter 2012 in Fuel and oil expense relating to fuel derivative instruments versus net gains totaling $6 million recognized in Fuel and oil expense in first quarter 2011.  These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $55 million paid to counterparties in first quarter 2012 versus $13 million paid to counterparties for first quarter 2011.  However, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of April 16, 2012, on an economic basis, the Company had combined derivative contracts in place related to expected future fuel consumption at the following levels:

Percent of estimated fuel consumption
covered by fuel derivative contracts
Average West Texas Intermediate
("WTI") Crude Oil price per barrel	2Q 2012	Second Half 2012

$80 to $90		approx. 10%
$90 to $100		approx. 25%
$100 to $115	(1)	approx. 50%
$115 to $130		approx. 25%
Above $130		less than 10%

Percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI crude-equivalent price levels

2013	over 40%
2014	over 15%
2015	over 10%

(1) For second quarter 2012, the Company's current estimated fuel consumption covered by fuel derivative contracts is minimal.

As a result of prior hedging activities, the Company continues to have amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts on a consolidated basis (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information) as well as the amount of deferred gains/losses in AOCI at March 31, 2012, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at March 31,
Year	at March 31, 2012	2012 (net of tax)
Remainder of 2012	$17	$(43)
2013	58	(21)
2014	51	55
2015	58	(14)
Total	$184	$(23)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon are expected to exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for second quarter 2012 and second half 2012 jet fuel prices at different crude oil assumptions as of April 16, 2012, and for expected premium costs associated with settling contracts each period.

	Estimated difference in economic jet fuel price per gallon,
	above/(below) unhedged market prices, including taxes
Average WTI Crude Oil
price per barrel	2Q 2012	Second Half 2012

$75	$0.05	$0.06
$90	$0.05	$0.06
$104 (1)	$0.03	($0.02)
$115	$0.03	($0.12)
$130	$0.00	($0.23)

Estimated premium costs (2)	$12 million	$27 million

(1) Based on the second quarter 2012 average WTI forward curve and market prices as of April 16, 2012, and current estimated fuel consumption covered by fuel derivative contracts, second quarter 2012 economic fuel price per gallon, including taxes, is estimated to be in the $3.40 to $3.45 per gallon range, or approximately $.03 above market prices.
(2) Premium costs are recognized as a component of Other (gains) losses net.

Excluding the results of AirTran following the acquisition, Maintenance materials and repairs expense for first quarter 2012 was flat on a dollar basis compared to first quarter 2011.  A decrease attributable to lower engine expense associated with the Company’s 737-300 and 737-500 aircraft was offset by a higher rate for engine expense associated with the Company’s 737-700 fleet.  In October 2011, the Company amended its engine maintenance contracts with GE Engine Services.  Previously, the engines on both its Classic fleet (737-300/500s) and its 737-700s were subject to “power-by-the-hour” agreements under which the cost was based on the number of engine hours flown.  The amended agreement for the Classic fleet no longer meets the risk-transfer criteria of a “power-by-the-hour” agreement, and thus expense is now recorded on a time and materials basis when an engine repair event takes place.  The maintenance contract for the engines on the Company’s 737-700 fleet was amended primarily to incorporate the 52 Boeing 737-700s from the AirTran acquisition and to extend the term of that agreement until December 31, 2021.  The amendments to both maintenance contracts were effective October 1, 2011.  On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 9.9 percent primarily as a result of higher AirTran maintenance costs, as AirTran’s Boeing 717 fleet has higher costs, on a flight hour basis, than Southwest’s all-Boeing 737 fleet.  The Company currently expects consolidated Maintenance materials and repairs expense per ASM for second quarter 2012 to be comparable to first quarter 2012’s consolidated results, based on currently scheduled airframe maintenance events, scheduled engine shop visits, Evolve retrofits, and projected engine hours flown.

Excluding the results of AirTran following the acquisition, Aircraft rentals expense for first quarter 2012 decreased by $12 million, or 26.1 percent, on a dollar basis compared to first quarter 2011 as a result of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran’s Boeing 717 leases.  These purchase accounting adjustments are not reflected in AirTran’s stand-alone results.  Excluding the impact of this amortization, year-over-year expense decreased slightly on a dollar basis. Consolidated Aircraft rentals expense per ASM for first quarter 2012 increased 52.6 percent percent compared to first quarter 2011.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Of the 140 aircraft in AirTran’s fleet as of March 31, 2012, over 70 percent are on operating leases, versus 17 percent for Southwest’s fleet at March 31, 2012.  The Company currently expects consolidated Aircraft rentals expense per ASM for second quarter 2012 to be slightly lower than first quarter 2012’s consolidated results due to seasonably higher ASMs expected to be flown in second quarter 2012 versus first quarter 2012.

Excluding the results of AirTran following the acquisition, Landing fees and other rentals expense for first quarter 2012 increased by $15 million, or 7.5 percent, on a dollar basis compared to first quarter 2011.  The majority of the dollar increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period.  On a per-ASM basis compared to first quarter 2011, consolidated Landing fees and other rentals expense increased 1.2 percent.  The increase on a per-ASM basis primarily was due to higher rates charged by airports.  The Company currently expects consolidated Landing fees and other rentals expense for second quarter 2012 to be comparable to first quarter 2012’s consolidated results on a per-ASM basis.

Excluding the results of AirTran following the acquisition, Depreciation and amortization expense for first quarter 2012 increased by $31 million, or 20.0 percent, on a dollar basis compared to first quarter 2011.  Approximately 49 percent of this increase was due to an acceleration of depreciation expense associated with certain aircraft that are currently expected to be retired during 2012, based on the Company’s current fleet plans.  Approximately 21 percent of the increase was due to the amortization associated with the intangible assets recognized upon the acquisition of AirTran, such as customer relationships, trademarks, slots, domain name, and non-compete agreements, and the remainder primarily was due to large projects that have been placed into service, such as the Company’s March 2011 launch of its All-New Rapid Rewards frequent flyer program. On a per-ASM basis, consolidated Depreciation and amortization expense increased 4.8 percent compared to first quarter 2011, primarily due to the acceleration of depreciation expense associated with certain aircraft that are currently expected to be retired during 2012, based on the Company’s current fleet plans.  For second quarter 2012, the Company currently expects consolidated Depreciation and amortization expense per ASM to decrease slightly compared to first quarter 2012’s consolidated results, primarily due to seasonably higher forecasted ASMs.

On a consolidated basis for first quarter 2012, the Company incurred $13 million of acquisition and integration costs related to the acquisition of AirTran compared to $17 million in first quarter 2011. The first quarter 2012 costs primarily consisted of consulting, technology, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Excluding the results of AirTran following the acquisition, Other operating expenses for first quarter 2012 increased by $28 million on a dollar basis compared to first quarter 2011.  On a consolidated basis, Other operating expenses per ASM for first quarter 2012 increased 1.9 percent compared to first quarter 2011.  The majority of both of these increases was due to technology and consulting costs associated with projects.  On a consolidated basis for second quarter 2012, the Company currently expects Other operating expenses per ASM to decrease slightly from first quarter 2012’s consolidated results.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has continued to provide renewable, supplemental, first-party war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market.   Under the FAA Modernization and Reform Act of 2012, the FAA’s war-risk insurance program has been extended through September 30, 2013.  Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or experience unavailability of adequate coverage in future periods.

Other

Consolidated Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.  Consolidated Interest expense for first quarter 2012 decreased by $3 million, or 7.0 percent, compared to first quarter 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011. For second quarter 2012, the Company expects interest expense to decline from first quarter 2012’s $40 million, primarily as a result of the redemption of the Company’s $385 million 6.5% notes on March 1, 2012.  See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Consolidated Capitalized interest for first quarter 2012 increased by $2 million, or 66.7 percent, compared to first quarter 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Consolidated Interest income for first quarter 2012 decreased by $1 million, or 33.3 percent, compared to first quarter 2011, primarily due to lower rates earned on invested cash and short-term investments.

Consolidated Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in millions)	2012	2011
Mark-to-market impact from fuel contracts settling in future periods	$(205)	$(3)
Ineffectiveness from fuel hedges settling in future periods	31	30
Realized ineffectiveness and mark-to-market (gains) or losses	(2)	2
Premium cost of fuel contracts	6	31
Other	-	(1)
	$(170)	$59

Income Taxes

On a consolidated basis, the Company’s effective tax rate was approximately 38 percent in first quarter 2012 compared to 72 percent in first quarter 2011.  The Company’s first quarter 2011 rate was unusually high primarily due to a $5 million charge as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a $2 million charge as a result of a State of Illinois tax law change.  The Company currently projects a full year 2012 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Liquidity and Capital Resources

On a consolidated basis, net cash provided by operating activities was $1.2 billion for the three months ended March 31, 2012, compared to $965 million provided by operating activities in the same prior year period.  The operating cash flows for first quarter 2012 were largely impacted by the Company’s results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, Accounts payable, and Accrued liabilities, as well as proceeds received from the sale of fuel hedge derivative instruments.  For first quarter 2012, there was a $720 million increase in Air traffic liability as a result of bookings for future travel, a net $225 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities, and a $175 million increase in cash flow as a result of proceeds received from the sale of fuel hedge derivative instruments, which is included in Other operating cash flows.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s derivatives and hedging activities.  For first quarter 2011, there was a $512 million increase in Air traffic liability as a result of bookings for future travel, a net $238 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities, and a $180 million increase in cash flow as a result of proceeds received from the sale of fuel hedge derivative instruments.  Net cash provided by operating activities is primarily used to finance capital expenditures and provide working capital.

Net cash used in investing activities during the three months ended March 31, 2012 totaled $12 million, versus $231 million used in investing activities in the same prior year period.  Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the three months ended March 31, 2012, the Company’s short-term and noncurrent investments decreased by a net $115 million, versus an increase of $174 million during the same prior year period.

Net cash used in financing activities during the three months ended March 31, 2012 was $484 million, compared to $44 million provided by financing activities for the same period in 2011.  During the three months ended March 31, 2012, the Company repaid $431 million in debt and capital lease obligations that came due and repurchased approximately $50 million of its outstanding common stock through a share repurchase program.  During the three months ended March 31, 2011, the Company repaid $30 million in debt and capital lease obligations that came due, and also received $76 million in proceeds from the termination of certain interest rate derivative instruments with two counterparties. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s interest rate derivative activities.

The Company is a “well-known seasoned issuer” and, as of March 31, 2012, maintained a universal shelf registration statement that allowed it to register an indeterminate amount of debt and equity securities for future sales. This shelf registration expired on April 3, 2012, and the Company intends to replace it with a new shelf registration in the second quarter of 2012.  The Company intends to use the proceeds from any future securities sales off the new shelf registration statement for general corporate purposes.  The Company did not issue any securities under the previous shelf registration statement prior to its expiration.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements.  During the three months ended March 31, 2012, the Company purchased two new 737-800 aircraft from Boeing that will enter active service during second quarter 2012 and retired four of its older 737-300 aircraft from service.  The Company currently plans to retire 36 additional 737-300 and/or 737-500 aircraft from its current fleet during the remainder of 2012, which would result in the Company ending the year with 691 aircraft.  As of March 31, 2012, the Company had the following scheduled aircraft deliveries:

	The Boeing Company						The Boeing Company
	737NG						737MAX
	-700		-800								(in millions)
	Firm		Firm		Additional		Firm				Firm
	Orders		Orders	Options	-800s		Orders		Options	Total	Commitment
2012			26		5					31	$902
2013			41							41	1,224
2014	35		4	15						54	1,170
2015	36			12						48	1,228
2016	31			12						43	1,262
2017	15			25			4			44	939
2018	10			28			15			53	1,137
2019							33			33	1,465
2020							34			34	1,186
2021							34		18	52	1,216
2022							30		19	49	1,100
2023									23	23	-
2024									23	23	-
Through 2027									67	67	-
Total	127	(a)	71	92	5	(b)	150	(c)	150	595	$12,829	(d)

(a) The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(b) New delivery leased aircraft.
(c) The Company has flexibility to accept MAX 7 or MAX 8 deliveries.
(d) Firm orders with Boeing. The Company has flexibility as to the timing for certain of the firm orders in 2013 through 2017, but has classified the amounts in the earliest year they could be considered a commitment.

For aircraft commitments with Boeing, the Company is required to make cash deposits towards the purchase of aircraft.  These deposits are classified as Deposits on flight equipment purchase contracts in the unaudited Condensed Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight Equipment.

The following table details information on the active aircraft in the Company’s fleet that were in service as of March 31, 2012:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	11	88	8	80
737-300	137	20	157	95	62
737-500	122	21	25	16	9
737-700	137	8	424	379	45
TOTALS		11	694	498	196

The Company expects to incur approximately $500 million in integration and acquisition costs associated with the AirTran acquisition, a portion of which will be in 2012, and which have been, and are expected to continue to be, funded with cash.  The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.8 billion as of March 31, 2012, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million that expires in April 2016, will enable it to meet these future integration expenditures.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements.  The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  During the three months ended March 31, 2012, the Company purchased approximately 5.6 million shares of its common stock for approximately $50 million, which brings its cumulative purchases under this program to approximately 33 million shares for approximately $275 million of the $500 million in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s strategic initiatives and related plans and expectations;
•	the Company’s growth plans, including its capacity, network, and fleet plans;
•
the Company’s plans and expectations with respect to its acquisition of AirTran, including without limitation anticipated integration timeframes and anticipated costs and benefits associated with the acquisition;

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
•
the impact of the economy on demand for the Company’s services and the impact of fuel prices, economic conditions, and actions of competitors on the Company’s business decisions, plans, and strategies;

•	the Company’s ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;
•	the Company’s ability to realize expected synergies from the AirTran acquisition;
•
the Company’s ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and the impact of technological initiatives on the Company’s operations and reporting;

•	the Company’s ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•	the Company’s dependence on third parties with respect to certain of its initiatives;
•	the Company’s ability to maintain positive relations with employees and employee representatives and to timely and effectively address collective bargaining agreements;
•	the impact of governmental and other regulation on the Company’s operations; and
•
other factors as set forth in the Company’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At March 31, 2012, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was an asset of $184 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of March 31, 2012, the Company had six counterparties with which the derivatives held were a net asset, totaling $287 million, and three counterparties with which the derivatives held were a net liability of $103 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At March 31, 2012, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company or is posted by the Company if the value of derivatives is a liability to the Company.

At March 31, 2012, there were no cash collateral deposits held by the Company. At March 31, 2012, $85 million in cash collateral deposits was posted with counterparties under the Company’s bilateral collateral provisions and netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet.  No aircraft were pledged as collateral with such counterparties at March 31, 2012.  Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does have some exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by one-third from market prices as of March 31, 2012, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $527 million in cash collateral and post $94 million in aircraft collateral to its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection.  The majority of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (“WTI”).  In recent periods, however, the spread between WTI and jet fuel has widened, which has led to more of the Company’s hedges being ineffective.  Jet fuel prices have more closely correlated with changes in the price of Brent crude oil (“Brent”).  Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI stays at current levels or continues to widen, the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  On May 2, 2011, the Company completed the acquisition of AirTran.  The Company is currently integrating policies, processes, People, technology, and operations for the combined Company.  Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

From September 28, 2010 to January 18, 2011, various purported class action lawsuits were filed by stockholders of AirTran Holdings, Inc. that challenged the acquisition of AirTran by the Company. While the Company believes that each of these lawsuits was without merit, all but one was settled and dismissed during 2011, which resolved and released on behalf of the entire class of former AirTran stockholders all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, among other claims. The one action that remains pending is discussed below.

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

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, several nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion.  Although the original period for fact and expert discovery had ended, on February 3, 2012, the Court granted plaintiffs’ motion for supplemental discovery.  Under the current schedule, the period for supplemental discovery against AirTran is to end on May 3, 2012 and summary judgment briefing is to be completed on August 13, 2012.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 1A.                      Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1, 2012 through
January 31, 2012	-	$-	-	$275,004,404
February 1, 2012 through
February 29, 2012	2,000,000	$8.91	2,000,000	$257,189,404
March 1, 2012 through
March 31, 2012	3,649,100	$8.82	3,649,100	$225,005,119
Total	5,649,100		5,649,100

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

Item 3.                                Defaults Upon Senior Securities

None

Item 4.                                Mine Safety Disclosures

Not applicable

Item 5.                                Other Information

None

Item 6.                                   Exhibits

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

a)	Exhibits

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

April 25, 2012	By	/s/ Laura Wright

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
the Articles of Incorporation of the Company effective June 5, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-7259)).
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Furnished, not filed.