Form 10-Q
period 2012-06-30
SOUTHWEST AIRLINES CO
filed 2012-07-27
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Number of shares of Common Stock outstanding as of the close of business on July 23, 2012: 743,070,523

TABLE OF CONTENTS TO FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
 (in millions)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,083	$829
Short-term investments	2,173	2,315
Accounts and other receivables	502	299
Inventories of parts and supplies, at cost	446	401
Deferred income taxes	284	263
Prepaid expenses and other current assets	203	238
Total current assets	4,691	4,345

Property and equipment, at cost:
Flight equipment	15,952	15,542
Ground property and equipment	2,570	2,423
Deposits on flight equipment purchase contracts	420	456
	18,942	18,421
Less allowance for depreciation and amortization	6,600	6,294
	12,342	12,127
Goodwill	970	970
Other assets	513	626
	$18,516	$18,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,153	$1,057
Accrued liabilities	1,142	996
Air traffic liability	2,528	1,836
Current maturities of long-term debt	257	644
Total current liabilities	5,080	4,533

Long-term debt less current maturities	3,019	3,107
Deferred income taxes	2,563	2,566
Deferred gains from sale and leaseback of aircraft	69	75
Other noncurrent liabilities	945	910
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,224	1,222
Retained earnings	5,692	5,395
Accumulated other comprehensive loss	(320)	(224)
Treasury stock, at cost	(564)	(324)
Total stockholders' equity	6,840	6,877
	$18,516	$18,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Passenger	$4,338	$3,892	$8,080	$6,840
Freight	42	36	79	67
Other	236	208	447	331
Total operating revenues	4,616	4,136	8,606	7,238

OPERATING EXPENSES:
Salaries, wages, and benefits	1,222	1,125	2,363	2,078
Fuel and oil	1,577	1,527	3,087	2,565
Maintenance materials and repairs	291	246	562	444
Aircraft rentals	90	79	178	125
Landing fees and other rentals	260	247	513	448
Depreciation and amortization	202	176	403	332
Acquisition and integration	11	58	24	75
Other operating expenses	503	471	995	850
Total operating expenses	4,156	3,929	8,125	6,917

OPERATING INCOME	460	207	481	321

OTHER EXPENSES (INCOME):
Interest expense	38	51	77	94
Capitalized interest	(6)	(2)	(11)	(5)
Interest income	(2)	(4)	(3)	(7)
Other (gains) losses, net	62	(113)	(109)	(54)
Total other expenses (income)	92	(68)	(46)	28

INCOME BEFORE INCOME TAXES	368	275	527	293
PROVISION FOR INCOME TAXES	140	114	200	127

NET INCOME	$228	$161	$327	$166

NET INCOME PER SHARE, BASIC	$.30	$.21	$.43	$.22

NET INCOME PER SHARE, DILUTED	$.30	$.21	$.43	$.22

COMPREHENSIVE INCOME (LOSS)	$(35)	$(25)	$231	$321

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	757	780	764	764
Diluted	764	787	771	765

Cash dividends declared per common share	$.0100	$.0045	$.0145	$.0090

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228	$161	$327	$166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	202	176	403	332
Unrealized (gain) loss on fuel derivative instruments	63	(129)	(138)	(119)
Deferred income taxes	24	95	38	123
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)	(6)	(7)
Changes in certain assets and liabilities:
Accounts and other receivables	(37)	(21)	(105)	(107)
Other current assets	(39)	(46)	(90)	(138)
Accounts payable and accrued liabilities	77	67	301	305
Air traffic liability	(28)	64	693	576
Cash collateral provided to derivative counterparties	(181)	(49)	(34)	(20)
Other, net	(161)	(78)	(19)	91
Net cash provided by operating activities	145	237	1,370	1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	-	(35)	-	(35)
Payments for purchase of property and equipment, net	(416)	(215)	(543)	(272)
Purchases of short-term investments	(633)	(1,779)	(1,255)	(3,263)
Proceeds from sales of short-term investments	680	1,440	1,416	2,750
Other, net	14	-	14	-
Net cash used in investing activities	(355)	(589)	(368)	(820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	12	27	17	31
Proceeds from termination of interest rate derivative instrument	-	-	-	76
Payments of long-term debt and capital lease obligations	(38)	(32)	(469)	(62)
Payments of convertible debt obligations	-	(81)	-	(81)
Payments of cash dividends	(8)	(3)	(14)	(10)
Repurchase of common stock	(225)	-	(275)	-
Other, net	(6)	(3)	(7)	(2)
Net cash used in financing activities	(265)	(92)	(748)	(48)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(475)	(444)	254	334

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,558	2,039	829	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,083	$1,595	$1,083	$1,595

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$48	$80	$82
Income taxes	$94	$4	$95	$5

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2012 and 2011 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011, the Company has reclassified $16 million and $26 million, respectively, from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.

2.  AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.
On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for Southwest Airlines Co. common stock and cash.  Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways.  AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft and Boeing 737-700 aircraft, throughout the United States and to select international locations.  In July 2012, the Company announced that the Boeing 717-200 aircraft will be transitioned out of the Company’s fleet beginning in August 2013.  See Note 8 for further information.  Approximately half of AirTran Airways’ flights originate or terminate at its largest base of operation in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred consolidated acquisition and integration-related costs for the three months ended June 30, 2012 and 2011 of $11 million and $58 million, respectively, and for the six months ended June 30, 2012 and 2011 of $24 million and $75 million, respectively, primarily consisting of consulting, flight crew training, seniority integration, technology, and facility integration expenses. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, these costs are classified as Acquisition and integration expenses.

Recording of assets acquired and liabilities assumed
The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. There were no fair value adjustments during the second quarter of 2012 and the purchase accounting is final. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at fair value:

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

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2011, the Financial Accounting Standards Board ratified Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for financial derivative instruments. The Company plans to adopt this ASU for the interim period ending March 31, 2013.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
NUMERATOR:
Net income	$228	$161	$327	$166
Incremental income effect of
interest on 5.25% convertible notes	1	1	1	-
Net income after assumed conversion	$229	$162	$328	$166

DENOMINATOR:
Weighted-average shares
outstanding, basic	757	780	764	764
Dilutive effect of Employee stock options
and restricted stock units	1	1	1	1
Dilutive effect of 5.25% convertible notes	6	6	6	-
Adjusted weighted-average shares
outstanding, diluted	764	787	771	765

NET INCOME PER SHARE:
Basic	$.30	$.21	$.43	$.22

Diluted	$.30	$.21	$.43	$.22

Potentially dilutive amounts
excluded from calculations:
Stock options and restricted stock units	42	49	43	48
5.25% Convertible Notes	-	-	-	6

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines.  The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel.  However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate (“WTI”) crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames, and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles.  With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but may be exposed to price changes beyond a certain market price.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For second quarter 2012, the Company had fuel derivatives in place for approximately 11 percent of its fuel consumption.  As of June 30, 2012, the Company had fuel derivative instruments in place to provide coverage on a portion of its remaining 2012 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2012 through 2016 on an “economic” basis considering current market prices:

	Fuel hedged as of
	June 30, 2012	Hedged commodity type
Period (by year)	(gallons in millions)(a)	as of June 30, 2012
Remainder of 2012	427	WTI crude oil
2013	1,119	WTI crude and Brent crude oil
2014	1,171	WTI crude and Brent crude oil
2015	609	WTI crude and Brent crude oil
2016	277	Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of June 30, 2012. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting.  Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense.  When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings.  Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings.  However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2011 or during the six months ended June 30, 2012.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	06/30/12	12/31/11	06/30/12	12/31/11
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$20	$17	$7	$-
Fuel derivative contracts (gross)	Other assets	47	542	8	107
Fuel derivative contracts (gross)	Accrued liabilities	72	97	26	8
Fuel derivative contracts (gross)	Other noncurrent liabilities	154	93	49	24
Interest rate derivative contracts	Other assets	69	64	-	-
Interest rate derivative contracts	Accrued liabilities	-	2	-	-
Interest rate derivative contracts	Other noncurrent liabilities	-	-	128	132

Total derivatives designated as hedges		$362	$815	$218	$271

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$53	$124	$30	$58
Fuel derivative contracts (gross)	Other assets	93	26	100	272
Fuel derivative contracts (gross)	Accrued liabilities	229	326	442	687
Fuel derivative contracts (gross)	Other noncurrent liabilities	164	9	310	122

Total derivatives not designated as hedges		$539	$485	$882	$1,139

Total derivatives		$901	$1,300	$1,100	$1,410

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	June 30,	December 31,
(in millions)	location	2012	2011
Cash collateral deposits provided	Offset against Other
to counterparties - noncurrent	noncurrent liabilities	$32	$41
Cash collateral deposits provided	Offset against Accrued
to counterparties - current	liabilities	135	185
Cash collateral deposits provided	Accounts and other
to counterparties - current	receivables	98	-
Due to third parties for fuel contracts	Accrued liabilities	8	21
Receivable from third parties for	Accounts and other
fuel contracts - current	receivables	-	3
Receivable from third parties for
fuel contracts - noncurrent	Other assets	54	-

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011:

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion)(b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2012		2011		2012		2011		2012	2011

Fuel derivative
contracts	$279	*	$196	*	$28	*	$18	*	$8	$8
Interest rate
derivatives	8	*	11	*	-		-		-	-

Total	$287		$207		$28		$18		$8	$8

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2012		2011		2012		2011		2012	2011

Fuel derivative
contracts	$143	*	$(119	)*	$51	*	$34	*	$40	$42
Interest rate
derivatives	2	*	4	*	-		-		-	-

Total	$145			$(115)	$51		$34		$40	$42

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2012	2011	on derivatives

Fuel derivative contracts	$40	$(150)	Other (gains) losses, net

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2012	2011	on derivatives

Fuel derivative contracts	$(169)	$(155)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2012 and 2011 of $12 million and $26 million, respectively, and the six months ended June 30, 2012 and 2011 of $18 million and $57 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2012, were approximately $148 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2012.  In addition, as of June 30, 2012, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $19 million, net of taxes.  These net gains were recognized in second quarter 2012 and prior periods, and are reflected in Retained earnings as of June 30, 2012, but the underlying derivative instruments will not expire/settle until third quarter 2012 or future periods.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In June 2012, the Company terminated the floating-to-fixed interest rate swap agreements related to its Floating-rate 737 Aircraft Notes payable 2018 through 2020.  These swaps were previously designated as cash flow hedges and the gains and/or losses that had previously been deferred in AOCI, which were not material, will be released to expense/income in accordance with the original debt payment schedule.  The periodic release of amounts deferred in AOCI related to these interest rate swap agreements is not expected to have a material effect on the Company’s financial position or results of operations.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At June 30, 2012, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2012, at which such postings are triggered:

Counterparty (CP)
	A	B	C	D	E	Other(a)	Total
(in millions)
Fair value of fuel derivatives	$(59)	$(72)	$(65)	$(11)	$64	$3	$(140)
Cash collateral held from (by) CP	(100)	(129)	(36)	-	-	-	(265)
Aircraft collateral pledged to CP
Letters of credit (LC)
Option to substitute LC for aircraft	(340) to	>(125)(d)	N/A	N/A	N/A
(740)(d)

Option to substitute LC for cash	N/A	N/A	(100) to	N/A	>(50)(e)
(150)(e)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	(40) to (340)	0 to (125)	>(50)	>(75)	>(50)
	or >(740)	or >(625)
Cash is received from CP	>75	>150	>200(c)	>125(c)	>250
Aircraft or cash can be pledged
to CP as collateral	(340) to	(125) to	N/A	N/A	N/A
	(740)(d)	(625)(d)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No letters of credit or aircraft were pledged as collateral with such counterparties as of June 30, 2012.

(e) The Company has the option of providing cash or letters of credit as collateral. No letters of credit were pledged as collateral with such counterparties as of June 30, 2012.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of June 30, 2012, $68 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty.  In addition, in connection with interest rate swaps entered into by AirTran, $24 million had been provided to one counterparty at June 30, 2012, as a result of a net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at June 30, 2012, were assets to the Company.

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

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,
(in millions)	2012	2011
NET INCOME	$228	$161

Unrealized loss on fuel derivative instruments, net of
deferred taxes of ($156) and ($111)	(251)	(178)
Unrealized loss on interest rate derivative instruments, net of
net of deferred taxes of ($5) and ($7)	(8)	(11)
Other, net of deferred taxes of ($3) and $2	(4)	3
Total other comprehensive loss	$(263)	$(186)

COMPREHENSIVE LOSS	$(35)	$(25)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six months ended June 30,
(in millions)	2012	2011
NET INCOME	$327	$166

Unrealized gain (loss) on interest rate derivative instruments, net of
deferred taxes of ($57) and $96	(92)	153
Unrealized loss on interest rate derivative instruments, net of
net of deferred taxes of ($1) and ($3)	(2)	(4)
Other, net of deferred taxes of ($1) and $4	(2)	6
Total other comprehensive income (loss)	$(96)	$155

COMPREHENSIVE INCOME	$231	$321

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2012:

				Accumulated other
	Fuel	Interest rate		comprehensive
(in millions)	derivatives	derivatives	Other	income (loss)
Balance at March 31, 2012	$(24)	$(60)	$27	$(57)
Changes in fair value	(279)	(8)	(4)	(291)
Reclassification to earnings	28	-	-	28
Balance at June 30, 2012	$(275)	$(68)	$23	$(320)

				Accumulated other
	Fuel	Interest rate		comprehensive
(in millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2011	$(183)	$(66)	$25	$(224)
Changes in fair value	(143)	(2)	(2)	(147)
Reclassification to earnings	51	-	-	51
Balance at June 30, 2012	$(275)	$(68)	$23	$(320)

7.  OTHER ASSETS AND LIABILITIES

	June 30,	December 31,
(in millions)	2012	2011
Derivative contracts	$154	$253
Intangible assets	151	155
Non-current investments	59	97
Other	149	121
Other assets	$513	$626

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30,	December 31,
(in millions)	2012	2011
Retirement plans	$178	$110
Aircraft rentals	85	57
Vacation pay	258	248
Health	60	56
Derivative contracts	33	85
Workers compensation	163	162
Accrued Taxes	138	68
Other	227	210
Accrued liabilities	$1,142	$996

	June 30,	December 31,
(in millions)	2012	2011
Postretirement obligation	$112	$107
Non-current leasehold interest	292	311
Airport construction obligation	268	202
Other	273	290
Other non-current liabilities	$945	$910

8.  SUBSEQUENT EVENTS

On July 9, 2012, the Company announced that it had signed an agreement with Delta Air Lines, Inc. (“Delta”) and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft (“B717s”) to Delta, with the first delivery expected to occur in August 2013, at a rate of approximately three B717s per month.  A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.  Since the eight owned B717s and two of the B717s on operating lease are pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs) held by the Company, the leases and subleases related to these aircraft are subject to noteholder approval.  The Company has reported that the B717s add complexity to the Company’s operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet.  From a fleet management perspective, the transition of the B717s to Delta at the rate of approximately three B717s per month beginning in August 2013 allows the Company to minimize the impact of this transaction on operations.  This is because the B717 capacity lost will be replaced through the capacity gained as a result of the Company’s modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft, and its receipt of new 737 deliveries from Boeing, or other used 737s that could be acquired.

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates.  In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and to perform certain maintenance checks prior to the delivery of each aircraft.  The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance.  The sublease terms for the 78 B717s currently on operating lease and the two B717s currently classified as capital leases coincide exactly with the Company’s remaining lease terms for these aircraft from the original lessor, which range from approximately six years to approximately twelve years.  The lease terms for the eight B717s that are owned by the Company are for a period of seven years, after which Delta will have an option to purchase the aircraft at the then-prevailing market value.  The Company will account for each of the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases.  The sublease of these aircraft will be accounted for as direct financing leases.  There are no contingent payments and no significant residual value conditions associated with the transaction.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

This transaction will be accounted for based on the guidance provided for lease transactions.  As such, once all components to this transaction are finalized and the lease inception has occurred, which the Company currently anticipates will be during third quarter 2012, the Company expects to record a charge of approximately $140 million, which represents the remaining estimated cost of the lease of the 78 B717s that are currently accounted for as operating leases, and including the conversion, maintenance, and other contractual costs to be incurred, net of the future sublease income associated with these aircraft.  The majority of the charges recorded by the Company for this transaction are expected to be included as a component of Acquisition and integration costs in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, and the corresponding liability for this transaction will be included as a component of Other noncurrent liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet.  See Note 2 for further information on the Company’s Acquisition and integration costs.  The Company may also incur other costs associated with this transaction, such as contract termination costs with certain aircraft maintenance vendors.  Any such charges would be recorded at the time of contract termination.

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

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.  Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds.  During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds.  An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances will be required to complete the LFMP project.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has agreed to manage the majority of the LFMP project and, as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of June 30, 2012, the Company had incurred construction costs of $268 million, classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, the Company expects to begin depreciating the assets over their estimated useful lives, and reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

The Company also has contractual purchase commitments associated with scheduled aircraft acquisitions from Boeing.  During the second quarter 2012, the Company revised its future aircraft delivery schedule to defer 30 firm deliveries from Boeing, originally scheduled for delivery in 2013 and 2014, to 2017 and 2018, resulting in a reduction in the Company’s expected capital expenditures totaling approximately $1 billion from 2012 through 2014.  However, this deferral did not result in a net change in the total future purchase commitments with Boeing by the Company.

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

As of June 30, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

All of the Company’s auction rate security instruments, totaling $54 million at June 30, 2012, are classified as available-for-sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Group determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In association with its estimate of fair value related to auction rate security instruments as of June 30, 2012, the Company has recorded a temporary unrealized decline in fair value of $19 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 6 years to 35 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $390 million of these instruments at par value.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

		Fair value measurements at reporting date using:
		Quoted prices in	Significant	Significant
		active markets	other observable	unobservable
		for identical assets	inputs	inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$909	$909	$-	$-
Commercial paper	150	-	150	-
Certificates of deposit	24	-	24	-
Short-term investments:
Treasury bills	1,954	1,954	-	-
Certificates of deposit	219	-	219	-
Noncurrent investments (b)
Auction rate securities	54	-	-	54
Interest rate derivatives (see Note 5)	69	-	69	-
Fuel derivatives:
Swap contracts (c)	13	-	13	-
Option contracts (c)	199	-	-	199
Swap contracts (d)	173	-	173	-
Option contracts (d)	447	-	-	447
Other available-for-sale securities	47	42	-	5
Total assets	$4,258	$2,905	$648	$705

Liabilities
Fuel derivatives:
Swap contracts (c)	$(16)	$-	$(16)	$-
Option contracts (c)	(128)	-	-	(128)
Swap contracts (d)	(374)	-	(374)	-
Option contracts (d)	(454)	-	-	(454)
Interest rate derivatives (see Note 5)	(128)	-	(128)	-
Deferred compensation	(126)	(126)	-	-
Total liabilities	$(1,226)	$(126)	$(518)	$(582)

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

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2012 or the year ended December 31, 2011.  The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate	Other
(in millions)	derivatives	securities	securities	Total
Balance at March 31, 2012	$562	$68	$5	$635
Total gains (realized or unrealized)
Included in earnings	(183)	-	-	(183)
Included in other comprehensive income	(432)	(6)	-	(438)
Purchases	157	-	-	157
Sales	-	(8)	-	(8)
Settlements	(40)	-	-	(40)
Balance at June 30, 2012	$64	$54 (a)	$5	$123

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2012	$(177)	$-	$-	$(177)

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate	Other
(in millions)	derivatives	securities	securities	Total
Balance at December 31, 2011	$417	$67	$5	$489
Total gains or (losses) (realized or unrealized)
Included in earnings	(4)	-	-	(4)
Included in other comprehensive income	(228)	(5)	-	(233)
Purchases	329	-	-	329
Sales	(396)	(8)	-	(404)
Settlements	(54)	-	-	(54)
Balance at June 30, 2012	$64	$54 (a)	$5	$123

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at June 30, 2012	$1	$-	$-	$1

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at June 30, 2012:

Quantitative information about Level 3 fair value measurements

	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2012	14%-39%
			Fourth quarter 2012	22%-41%
			2013	23%-38%
			2014	22%-32%
			2015	22%-26%
			2016	20%-25%
Auction rate securities	Discounted cash flow	Time to principal recovery		6yrs-8yrs
		Illiquidity premium		2%-5%
		Counterparty credit spread		1%-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three and six months ended June 30, 2012 and 2011.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2012, are contained in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2.  Seven of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	Carrying	Estimated fair	Fair value level
(in millions)	value	value	hierarchy
French Credit Agreements due 2012	$3	$3	Level 3
5.25% Notes due 2014	371	393	Level 2
5.75% Notes due 2016	331	372	Level 2
5.25% Convertible Senior Notes due 2016	118	121	Level 2
5.125% Notes due 2017	333	363	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.39%	65	64	Level 2
French Credit Agreements due 2018	60	60	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	39	40	Level 3
Term Loan Agreement due 2019 - 6.315%	255	255	Level 3
Term Loan Agreement due 2019 - 6.84%	100	108	Level 3
Term Loan Agreement due 2020 - 5.223%	469	418	Level 3
Floating-rate 737 Aircraft Notes payable through 2020 - 3.99%	577	551	Level 3
Pass Through Certificates due 2022	402	446	Level 2
7.375% Debentures due 2027	138	150	Level 2

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2012 and 2011 are included below.

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

	Three months ended June 30,
	2012	2011	Change
Revenue passengers carried	28,859,348	27,114,480	6.4%
Enplaned passengers	35,210,151	33,430,914	5.3%
Revenue passenger miles (RPMs) (000s)(1)	27,206,498	25,883,849	5.1%
Available seat miles (ASMs) (000s)(2)	33,230,589	31,457,412	5.6%
Load factor(3)	81.9%	82.3%	(0.4)	pts
Average length of passenger haul (miles)	943	955	(1.3)%
Average aircraft stage length (miles)	699	685	2.0%
Trips flown	352,726	340,768	3.5%
Average passenger fare	$150.31	$143.53	4.7%
Passenger revenue yield per RPM (cents)(4)	15.94	15.04	6.0%
Operating revenue per ASM (cents)	13.89	13.15	5.6%
Passenger revenue per ASM (cents)(5)	13.05	12.37	5.5%
Operating expenses per ASM (cents)(6)	12.51	12.49	0.2%
Operating expenses per ASM, excluding fuel (cents)	7.76	7.63	1.7%
Fuel costs per gallon, including fuel tax	$3.25	$3.30	(1.5)%
Fuel costs per gallon, including fuel tax, economic	$3.22	$3.28	(1.8)%
Fuel consumed, in gallons (millions)	483	462	4.5%
Active fulltime equivalent Employees	46,128	43,805	5.3%
Aircraft in service at period-end(7)	695	694	0.1%

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

(7) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

	Six months ended June 30,
	2012	2011	Change
Revenue passengers carried	54,420,170	48,229,595	12.8%
Enplaned passengers	66,364,573	59,030,032	12.4%
Revenue passenger miles (RPMs) (000s)(1)	50,891,364	45,079,735	12.9%
Available seat miles (ASMs) (000s)(2)	63,863,482	55,963,085	14.1%
Load factor(3)	79.7%	80.6%	(0.9)	pts
Average length of passenger haul (miles)	935	935	-%
Average aircraft stage length (miles)	692	672	3.0%
Trips flown	686,622	614,591	11.7%
Average passenger fare	$148.49	$141.83	4.7%
Passenger revenue yield per RPM (cents)(4)	15.88	15.17	4.7%
Operating revenue per ASM (cents)	13.48	12.93	4.3%
Passenger revenue per ASM (cents)(5)	12.65	12.22	3.5%
Operating expenses per ASM (cents)(6)	12.72	12.36	2.9%
Operating expenses per ASM, excluding fuel (cents)	7.89	7.77	1.5%
Fuel costs per gallon, including fuel tax	$3.32	$3.13	6.1%
Fuel costs per gallon, including fuel tax, economic	$3.33	$3.14	6.1%
Fuel consumed, in gallons (millions)	926	817	13.3%
Active fulltime equivalent Employees	46,128	43,805	5.3%
Aircraft in service at period-end(7)	695	694	0.1%

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

(7) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Fuel and oil expense, unhedged	$1,544	$1,533		$3,022	$2,577
Add (Deduct): Fuel hedge (gains) losses
included in Fuel and oil expense	33	(6)		65	(12)
Fuel and oil expense, as reported	$1,577	$1,527		$3,087	$2,565
Add (Deduct): Net impact from fuel contracts	(14)	(11)		10	6
Fuel and oil expense, non-GAAP	$1,563	$1,516	3.1%	$3,097	$2,571	20.5%

Operating income, as reported	$460	$207		$481	$321
Add: Reclassification between Fuel and
oil and Other (gains) losses, net, associated with
current period settled contracts	10	11		12	9
Add (Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	4	-		(22)	(15)
Add: Acquisition and integration costs, net (a)	11	58		24	72
Operating income, non-GAAP	$485	$276	75.7%	$495	$387	27.9%

Net income, as reported	$228	$161		$327	$166
Add (Deduct): Mark-to-market impact from fuel
contracts settling in future periods	50	(136)		(156)	(139)
Add: Ineffectiveness from fuel hedges
settling in future periods	8	7		39	37
Add (Deduct): Other net impact of
fuel contracts settling in the current
or a prior period (excluding reclassifications)	4	-		(22)	(15)
Income tax impact of fuel contracts	(24)	49		52	45
Add: Acquisition and integration costs, net (b)	7	40		15	48
Net income, non-GAAP	$273	$121	125.6%	$255	$142	79.6%

Net income per share, diluted, as reported	$0.30	$0.21		$0.43	$0.22
Add: Net impact to net income above from fuel
contracts divided by dilutive shares	0.05	(0.10)		(0.12)	(0.09)
Add: Impact of special items, net (b)	0.01	0.04		0.02	0.06
Net income per share, diluted, non-GAAP	$0.36	$0.15	140.0%	$0.33	$0.19	73.7%

Operating expenses per ASM (cents)	12.51	12.49		12.72	12.36
Deduct: Fuel expense divided by ASMs	(4.75)	(4.86)		(4.83)	(4.59)
Deduct: Impact of special items, net (a)	(0.03)	(0.18)		(0.04)	(0.13)
Operating expenses per ASM, non-GAAP,
excluding fuel and special items (cents)	7.73	7.45	3.8%	7.85	7.64	2.7%

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

Note Regarding Use of Non-GAAP Financial Measures
The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP. These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges the Company believes are not indicative of its ongoing operational performance.

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

Material Changes in Results of Operations

Overview

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, on May 2, 2011, the Company consummated its acquisition of AirTran.  For GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the date of the acquisition, while results of operations and cash flows prior to the acquisition date are only those of Southwest Airlines Co. and its subsidiaries.

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2012 and 2011 as follows:

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2012	2011	Percent Change	2012	2011	Percent Change
Net income	$228	$161	41.6	$327	$166	97.0
Net income per share, diluted	0.30	0.21	42.9	0.43	0.22	95.5
Operating income	460	207	122.2	481	321	49.8

Non-GAAP
Net income	$273	$121	125.6	$255	$142	79.6
Net income per share, diluted	0.36	0.15	140.0	0.33	0.19	73.7
Operating income	485	276	75.7	495	387	27.9

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The significant year-over-year increases in net income and operating income on both a GAAP and a non-GAAP basis primarily were due to (i) the continued focus on revenue production, as the Company initiated fare increases and utilized other revenue management techniques to achieve Company record-setting levels of Passenger revenue per available seat mile and Passenger yield, (ii) a second quarter 2012 softening in energy prices, resulting in a second quarter year-over-year decline in the Company’s jet fuel cost per gallon, (iii) a year-over-year decline in net interest expense, and (iv) the diligence the Company employs in running an efficient operation and working to minimize waste and enhance productivity.  The primary reason for the difference between the Company’s GAAP and non-GAAP results in both the three and six months ended June 30, 2012 and 2011 was a fluctuation in the non-cash GAAP adjustments recorded as a result of the Company’s portfolio of future derivative contracts utilized in attempting to hedge against jet fuel price volatility.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging.

The Company has implemented, and/or is in the midst of, several strategic initiatives that are intended to increase its revenues and reduce its unit costs.   The Company’s major strategic initiatives include:

•
The acquisition and integration of AirTran.  The 2011 acquisition of AirTran increased the Company’s fleet size by 140 aircraft and expanded the Company’s network into key markets such as Atlanta, Washington Reagan, and near-international locations such as the Caribbean and Mexico.  The Company has been able to produce significant synergies and expects to realize total net pre-tax annual synergies of $400 million in 2013 (excluding acquisition and integration expenses).  Significant changes are underway to AirTran’s route network, including the closure of several airports that proved unsustainable as a result of high fuel costs, and the re-deployment of aircraft in new markets.  In addition, during the first quarter of 2012, the Company obtained a single operating certificate from the Federal Aviation Administration (the “FAA”), and has begun the process of transferring AirTran aircraft to Southwest to be converted to the Southwest livery.  As of July 19th, 2012, five AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft.  In addition, the Company plans to transition AirTran airport facilities to Southwest, beginning with Seattle and Des Moines in the third quarter.

•
The launch of Southwest’s All-New Rapid Rewards® frequent flyer program in first quarter 2011.  The results of the program have exceeded the Company’s expectations with respect to the number of new frequent flyer members, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase® Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by program members.

•
The addition of a larger aircraft, the Boeing 737-800, to Southwest’s fleet.  The Company is scheduled to receive a total of 34 Boeing 737-800s during 2012, of which 17 had been delivered as of June 30, 2012.  The Boeing 737-800 (i) is better suited for potential new destinations, including near-international locations, (ii) has the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports), and (iii) operates at a lower unit cost than aircraft in the Company’s existing fleet.

•
Fleet modernization efforts.  The Company announced in December 2011 that Southwest will be the first airline to accept delivery of Boeing’s new, more fuel-efficient 737 MAX aircraft, which is expected to enter service in 2017.  The Company placed orders for a total of 150 Boeing 737 MAX aircraft and added a total of 58 Boeing 737NG aircraft to its existing firm order book.  The 737 MAX is expected to reduce CO2 emissions and improve fuel burn by an additional 10 to 11 percent over today’s most fuel-efficient, single-aisle airplane.  In January 2012, the Company also announced plans to retrofit its 737-700 fleet with an updated cabin interior.  Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible.  By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each 737-700 aircraft, along with more climate-friendly and cost-effective materials.  These retrofits for Southwest 737-700 aircraft began in March 2012 and are expected to be completed in 2013.  Over the next several years, AirTran aircraft that are transitioned to the Southwest fleet will also receive the new Evolve interior.  As of July 19, 2012, 70 of the Company’s 737-700 aircraft had been converted to the Evolve interior, including five transitioned AirTran aircraft.  The Company has also made the decision to retrofit a portion of its Classic Fleet  (737-300s and 737-500s) with Evolve.

•
Reservation System Replacement.  The Company has entered into a contract with Amadeus IT Group to implement Amadeus’ Altea reservations solution to support the Company’s international service.  The Amadeus technology is expected to support Southwest’s operation of international flights, which are expected to begin in 2014.  The contract also provides the option for Southwest to migrate its domestic business to Amadeus in the future.

The Company has continued working towards creating a “codeshare” between the Southwest and AirTran reservations systems, which would allow Customers to book flights on either carrier through a single source and to book connecting itineraries between the two carriers.  This project is expected to be completed in 2013.  On April 23, 2012, the Company announced that Customers now have the ability to exchange frequent flyer benefits between the Southwest and AirTran frequent flyer programs.  Progress also continues on the integration of Southwest’s and AirTran’s unionized workforce.  During second quarter 2012, the Aircraft Maintenance Technicians at Southwest, totaling approximately 1,750 Employees, represented by Aircraft Mechanics Fraternal Association (AMFA), and the Aircraft Mechanics at AirTran, totaling approximately 500 Employees, represented by the International Brotherhood of Teamsters, Local 528, voted to ratify their Seniority Integration Agreement, which integrates the two groups’ seniority lists.  The Company’s Pilots, Flight Attendants, Flight Instructors, Dispatchers, and Ramp, Operations, Provisioning, and Freight Agents have also successfully completed the seniority integration negotiation process.  Workgroups still in seniority integration negotiations include Customer Service Agents, Customer Support and Service Employees, and Material Specialists.

On July 9, 2012, the Company announced it had reached an agreement with Delta Air Lines, Inc. (“Delta”) and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft to Delta.  The transition of such aircraft to Delta will take place beginning in August 2013 at the rate of approximately three aircraft per month.  These aircraft are expected to be replaced in the Company’s fleet through a combination of new aircraft already on order from Boeing, as well as the modification of the retirement dates for a portion of the Company’s 737-300 and 737-500 aircraft.  See Note 8 to the Company’s unaudited Condensed Consolidated Financial Statements for further information.

During second quarter 2012, the City of Houston, Texas, approved an expansion plan to build five additional gates and a U.S. customs facility at Houston’s William P. Hobby Airport, which would allow for Southwest’s planned international service from that airport.  The facility is expected to be complete and available for operation sometime in 2015.  The Company has agreed to fund the design and construction of this project, which is currently estimated, by the airport, to cost $100 million.  The Company also recently purchased two pairs of takeoff and landing slots from Spirit Airlines at Washington D.C.’s Ronald Reagan National Airport (DCA).  The Company plans to utilize these slots to provide two daily roundtrips between DCA and St. Louis beginning the end of third quarter 2012 or early fourth quarter 2012, subject to required governmental and other approvals.

At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2012.  During second quarter 2012, the Company deferred 30 firm aircraft deliveries from Boeing, originally scheduled for delivery in 2013 and 2014, which resulted in a $1 billion reduction in the Company’s expected capital expenditures from 2012 through 2014.  See the Company’s revised aircraft delivery commitment schedule below in “Contractual Obligations and Contingent Liabilities and Commitments.”  Along with its expected receipt of 34 Boeing 737-800 aircraft deliveries during 2012, the Company also expects to retire approximately 40 of its older Boeing 737-300s and 737-500s and currently expects 2012 ASMs to approximate the combined 2011 ASMs of Southwest and AirTran, including during the pre-acquisition period from January 1, 2011 to May 1, 2011 for AirTran.

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

Operating Revenues

Operating revenues for second quarter 2012 increased by $480 million, or 11.6 percent, compared to second quarter 2011.  Approximately 45 percent of the increase was due to the fact that second quarter 2012 results include three full months of AirTran Operating revenues, while second quarter 2011 results only include AirTran Operating revenues following the May 2, 2011 acquisition date.  Excluding the results of AirTran in both periods, Operating revenues for second quarter 2012 increased 7.3 percent on a dollar basis, primarily due to a 7.2 percent increase in Southwest’s passenger revenues.  The majority of the increase in passenger revenues was attributable to higher passenger yields, as the Company implemented fare increases in an attempt to buffer a portion of the impact of high fuel costs.  The Company’s load factor decreased 0.4 points to 81.9 percent in second quarter 2012 versus second quarter 2011, partially due to the impact of higher airfares on Customer demand.

Thus far, passenger unit revenue growth in July looks solid; however, the expected year-over-year increase in July passenger unit revenues is estimated to be less than June 2012’s six percent year-over-year increase in passenger unit revenues.  Bookings for the remainder of the third quarter, thus far, look good.   Overall, the Company currently expects another solid increase in passenger unit revenues in third quarter 2012.  This is despite the fact that passenger revenues in third quarter 2011 included $44 million for fare increases realized during the ticket tax “holiday” resulting from Congress allowing the Federal Aviation Administration authorization to lapse, with the majority of the impact falling in August 2011.

Freight revenues for second quarter 2012 increased by $6 million, or 16.7 percent, compared to second quarter 2011, primarily due to an increase in shipments as a result of better domestic economic conditions than the prior year.  The Company currently expects Freight revenues for third quarter 2012 to increase slightly as compared to third quarter 2011 Freight revenues.

Other revenues for second quarter 2012 increased by $28 million, or 13.5 percent, compared to second quarter 2011, the majority of which was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Other revenues following the acquisition date.  Excluding the results of AirTran in both periods, Other revenues for second quarter 2012 increased 7.4 percent on a dollar basis compared to second quarter 2011.  This increase primarily was due to higher revenues associated with commissions earned from programs the Company sponsors with certain business partners, such as Southwest’s co-branded Chase Visa credit card. Based on current trends, the Company expects Other revenues for third quarter 2012 to decrease as compared to third quarter 2011’s $241 million, due to a higher portion of expected revenues from business partners being classified as Passenger Revenue.

Operating expenses

Operating expenses for second quarter 2012 increased by $227 million, or 5.8 percent, compared to second quarter 2011, while capacity increased 5.6 percent over the same period.  The increase in Operating expenses was primarily due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Operating expenses following the acquisition date.  Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs.  In the sections that follow, all explanations include the impact of AirTran following the acquisition date, unless otherwise noted.  The following table presents the Company’s Operating expenses per ASM for the second quarters of 2012 and 2011, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended June 30,				Per-ASM		Percent
(in cents, except for percentages)	2012		2011		change		change
Salaries, wages, and benefits	3.68	¢	3.58	¢	.10	¢	2.8%
Fuel and oil	4.75		4.86		(.11)		(2.3)
Maintenance materials
and repairs	.87		.78		.09		11.5
Aircraft rentals	.27		.25		.02		8.0
Landing fees and other rentals	.78		.78		-		-
Depreciation and amortization	.61		.56		.05		8.9
Acquisition and integration	.03		.18		(.15)		(83.3)
Other operating expenses	1.52		1.50		.02		1.3

Total	12.51	¢	12.49	¢	.02	¢	0.2%

On a dollar basis, excluding the results for AirTran in both periods, Operating expenses increased by 1.9 percent for second quarter 2012 compared to second quarter 2011, primarily due to an increase in Salaries, wages, and benefits expense.  Operating expenses per ASM (unit costs) for second quarter 2012 increased 0.2 percent compared to second quarter 2011.  On a non-GAAP basis, the Company’s second quarter 2012 Operating expenses per ASM, excluding fuel, increased 3.8 percent compared to second quarter 2011, also primarily due to higher Salaries, wages, and benefits expense.  Based on current cost trends, the Company expects third quarter 2012 unit costs, excluding fuel, profitsharing, and special items, to increase in the mid to high single digit range compared to third quarter 2011’s unit costs, excluding fuel, profitsharing, and special items.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for second quarter 2012 increased by $97 million, or 8.6 percent, compared to second quarter 2011, of which approximately $41 million was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Salaries, wages, and benefits expense following the acquisition date.  Excluding the results of AirTran in both periods, Salaries, wages, and benefits expense increased by 5.5 percent on a dollar basis for second quarter 2012 compared to second quarter 2011.  The majority of this increase was due to the increase in profitsharing expense to $73 million in second quarter 2012, compared to $33 million in second quarter 2011.  The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program, as well as acquisition and integration costs.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging.  Salaries, wages, and benefits expense per ASM for second quarter 2012 increased 2.8 percent compared to second quarter 2011.  On a per-ASM basis, the majority of this increase was due to the increase in profitsharing expense.  Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM in third quarter 2012, excluding profitsharing, to be comparable to second quarter 2012’s Salaries, wages, and benefits expense per ASM, excluding profitsharing.

The Dispatcher work group at Southwest, totaling approximately 180 Employees, is subject to a collective-bargaining agreement between the Company and Transport Workers Union (TWU) 550, which became amendable November 2009.  During second quarter 2012, Southwest’s Dispatchers ratified a new agreement that becomes amendable November 2014.

The Appearance Technicians at Southwest, totaling approximately 260 Employees, are subject to a collective-bargaining agreement between the Company and AMFA, which became amendable February 2009.  During second quarter 2012, Southwest’s Appearance Technicians voted to ratify a new agreement that becomes amendable February 2017.

Fuel and oil expense for second quarter 2012 increased by $50 million, or 3.3 percent, compared to second quarter 2011.  There was an $85 million increase due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Fuel and oil expense following the acquisition date.  Excluding the results of AirTran in both periods, Fuel and oil expense for second quarter 2012 decreased by 2.7 percent on a dollar basis compared to second quarter 2011.  On a per-ASM basis, second quarter 2012 Fuel and oil expense decreased 2.3 percent versus second quarter 2011.  Both of the nominal and unit decreases were primarily due to a 1.5 percent decrease in the Company’s average fuel cost per gallon.  In addition, approximately half of the decrease on a per-ASM basis was due to better fuel efficiency, as the Company continues to replace older Classic Fleet aircraft with new next-generation 737s.  As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $33 million in second quarter 2012 in Fuel and oil expense relating to fuel derivative instruments versus net gains totaling $6 million recognized in Fuel and oil expense in second quarter 2011.  These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $19 million paid to counterparties in second quarter 2012 versus $18 million received from counterparties for second quarter 2011.  These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of July 17, 2012, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption for the following periods:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying Brent/WTI crude-equivalent price levels
Second Half 2012 (1)	approx. 30%
2013 (2)	approx. 50%
2014	approx. 50%
2015	approx. 30%
2016	approx. 15%

(1) For second half 2012, the Company's percentage of estimated fuel consumption covered by fuel derivative contracts is primarily between WTI crude oil levels of $100 and $130 per barrel.  At WTI crude oil levels above $130 per barrel, the Company has less than 15% of estimated fuel consumption covered by fuel derivative contracts.  The Company also has floor exposure, with the majority beginning at WTI crude oil levels of $75 per barrel.

(2) For 2013, the Company's current estimated fuel consumption covered by fuel derivative contracts includes modest coverage based on underlying Brent crude-equivalent products.  Therefore, 2013 jet fuel price per gallon estimates above or below market prices assume an average 2013 Brent crude oil premium to WTI crude oil of approximately $9 per barrel, based on the average forward curve as of July 17, 2012.  The Company's percentage of estimated fuel consumption covered by fuel derivative contracts is primarily between WTI/Brent crude oil levels of $105 and $140 per barrel.  At WTI/Brent crude oil levels above $140 per barrel, the Company has less than 20% of estimated fuel consumption covered by fuel derivative contracts.  The Company also has floor exposure, with the majority beginning at WTI/Brent crude oil levels of $75 per barrel.

As a result of applying hedge accounting in prior periods the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2012, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at June 30,
Year	at June 30, 2012	2012 (net of tax)
Remainder of 2012	$(65)	$(58)
2013	(142)	(171)
2014	19	3
2015	32	(48)
2016	16	(3)
Total	$(140)	$(277)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for third quarter 2012, fourth quarter 2012, and 2013 jet fuel prices at different crude oil assumptions as of July 17, 2012, and for expected premium costs associated with settling contracts each period.

	Estimated difference in economic jet fuel price per gallon,
	above/(below) unhedged market prices, including taxes
Average WTI Crude Oil
price per barrel	3Q 2012	4Q 2012	2013 (1)
$65	$0.11	$0.26	$0.23
$70	$0.05	$0.15	$0.14
$75	$0.03	$0.10	$0.07
$80	$0.03	$0.10	$0.06
Current Market (2)	$0.03	$0.09	$0.04
$100	$0.02	$0.04	$0.00
$105	($0.01)	($0.02)	($0.03)
$110	($0.04)	($0.09)	($0.11)
$115	($0.06)	($0.13)	($0.17)

Estimated Premium Costs (3)	$17 million	$13 million	$82 million

(1) For 2013, the Company's current estimated fuel consumption covered by fuel derivative contracts includes modest coverage based on underlying Brent crude-equivalent products.  Therefore, 2013 jet fuel price per gallon estimates above or below market prices assume an average 2013 Brent crude oil premium to WTI crude oil of approximately $9 per barrel, based on the average forward curve as of July 17, 2012.  The Company's percentage of estimated fuel consumption covered by fuel derivative contracts is primarily between WTI/Brent crude oil levels of $105 and $140 per barrel.  At WTI/Brent crude oil levels above $140 per barrel, the Company has less than 20% of estimated fuel consumption covered by fuel derivative contracts.  The Company also has floor exposure, with the majority beginning at WTI/Brent crude oil levels of $75 per barrel.

(2) WTI crude oil average market prices as of July 17, 2012 were approximately $89, $91 and $92 per barrel in third quarter 2012, fourth quarter 2012 and full year 2013, respectively.

(3) Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for second quarter 2012 increased by $45 million, or 18.3 percent, compared to second quarter 2011, of which approximately $27 million was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Maintenance materials and repair expense following the acquisition date.  Excluding the results of AirTran in both periods, Maintenance materials and repairs expense for second quarter 2012 increased by 9.0 percent on a dollar basis compared to second quarter 2011.  This increase was primarily attributable to a higher rate for engine expense associated with the Company’s 737-700 fleet.  On a per-ASM basis, Maintenance materials and repairs expense for second quarter 2012 increased 11.5 percent compared to second quarter 2011, primarily as a result of higher AirTran maintenance costs, as AirTran’s Boeing 717 fleet has higher costs, on a flight hour basis, than Southwest’s all-Boeing 737 fleet.  The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2012 to be higher than second quarter 2012’s results, based on the currently scheduled airframe maintenance events, scheduled engine shop visits, Evolve retrofits, and projected engine flight hours.

Aircraft rentals expense for second quarter 2012 increased by $11 million, or 13.9 percent, compared to second quarter 2011.  There was an increase of $13 million due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Aircraft rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, as well as the impact of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran’s Boeing 717 leases, Aircraft rentals expense for second quarter 2012 increased slightly on a dollar basis compared to second quarter 2011.  This increase was primarily due to expense associated with five Boeing 737-800 aircraft received during second quarter 2012 that are accounted for as operating leases.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  On a per-ASM basis compared to second quarter 2011, Aircraft rentals expense in second quarter 2012 increased 8.0 percent.   This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.  Over 70 percent of AirTran’s fleet as of June 30, 2012, are on operating leases, versus 18 percent for Southwest’s fleet at June 30, 2012.  The Company currently expects Aircraft rentals expense per ASM for third quarter 2012 to be slightly higher than second quarter 2012’s results due to the second quarter lease of the five new Boeing 737-800s.

Landing fees and other rentals expense for second quarter 2012 increased by $13 million, or 5.3 percent, compared to second quarter 2011, of which approximately $4 million was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Landing fees and other rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, Landing fees and other rentals expense for second quarter 2012 increased by 4.1 percent on a dollar basis compared to second quarter 2011.  The majority of this increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period.  On a per-ASM basis compared to second quarter 2011, Landing fees and other rentals expense were flat.  The Company currently expects Landing fees and other rentals expense for third quarter 2012 to be higher than second quarter 2012’s results on a per-ASM basis.

Depreciation and amortization expense for second quarter 2012 increased by $26 million, or 14.8 percent, compared to second quarter 2011, of which approximately $4 million was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Depreciation and amortization expense following the acquisition date.  Excluding the results of AirTran in both periods, Depreciation and amortization expense for second quarter 2012 increased by 12.7 percent on a dollar basis compared to second quarter 2011.  Approximately 57 percent of this increase was due to an acceleration of depreciation expense associated with aircraft in the Company’s Classic Fleet (737-300s and 737-500s) that are currently expected to be retired during 2012, based on the Company’s current fleet plans.  In addition, approximately 29 percent of the increase was due to the purchase of 12 aircraft (737-800s) during the first half of 2012 and 10 purchased aircraft (737-700s) during the last half of 2011. On a per-ASM basis, Depreciation and amortization expense increased 8.9 percent compared to second quarter 2011, primarily due to the acceleration of depreciation expense associated with aircraft that are currently expected to be retired during 2012, based on the Company’s current fleet plans.  For third quarter 2012, the Company currently expects Depreciation and amortization expense per ASM to increase compared to second quarter 2012’s results primarily to reflect the Company’s new expectation with respect to how it will manage and utilize its Classic Fleet as a result of the agreement reached to lease/sublease its entire fleet of Boeing 717s.  See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Boeing 717 lease/sublease transaction.  This transaction will result in a modification of useful lives and salvage values for the Classic Fleet, and such change in estimate is being accounted for prospectively.

For second quarter 2012, the Company incurred $11 million of Acquisition and integration costs related to the acquisition of AirTran compared to $58 million in second quarter 2011. The second quarter 2012 costs primarily consisted of consulting, flight crew training, seniority integration, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for second quarter 2012 increased by $32 million, or 6.8 percent, compared to second quarter 2011, of which approximately $10 million was due to the inclusion of AirTran results for the full three months in second quarter 2012, while second quarter 2011 results only include AirTran Other operating expenses following the acquisition date. Excluding the results of AirTran in both periods, Other operating expenses for second quarter 2012 increased by 5.4 percent on a dollar basis compared to second quarter 2011.  The majority of this increase was due to technology and consulting costs associated with many of the Company’s strategic initiatives as previously discussed.  For third quarter 2012, the Company currently expects Other operating expenses per ASM to increase from second quarter 2012’s results, primarily due to higher advertising costs.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for second quarter 2012 decreased by $13 million, or 25.5 percent, compared to second quarter 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011 and $385 million 6.5% notes in March 2012.  For third quarter 2012, the Company expects interest expense to decline slightly from second quarter 2012’s results.

Capitalized interest for second quarter 2012 increased by $4 million compared to second quarter 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for second quarter 2012 decreased by $2 million, or 50.0 percent, compared to second quarter 2011, primarily due to lower rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
(in millions)	2012	2011
Mark-to-market impact from fuel contracts settling in future periods	$50	$(136)
Ineffectiveness from fuel hedges settling in future periods	8	7
Realized ineffectiveness and mark-to-market (gains) or losses	(10)	(11)
Premium cost of fuel contracts	12	26
Other	2	1
	$62	$(113)

Income Taxes

The Company’s effective tax rate was approximately 38 percent in second quarter 2012 compared to 41 percent in second quarter 2011.  The Company’s second quarter 2011 rate was higher primarily due to a portion of AirTran acquisition-related costs being non-deductible for tax purposes.  The Company currently projects a full year 2012 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

Operating Revenues

Operating revenues for the six months ended June 30, 2012, increased by $1.4 billion, or 18.9 percent, compared to the first six months of 2011.  The majority of the increase was due to the fact that the first six months of 2012 results include six full months of AirTran Operating revenues, while the first six months of 2011 results only include AirTran Operating revenues following the May 2, 2011 acquisition date.  Excluding the results of AirTran in both periods, Operating revenues for the six months ended June 30, 2012 increased by 7.1 percent on a dollar basis compared to the first six months of 2011, primarily due to a 7.0 percent increase in Southwest’s passenger revenues.  The majority of the increase in passenger revenues was attributable to higher passenger yields, as the Company implemented fare increases in an attempt to buffer a portion of the impact of high fuel costs.  The remainder of the increase primarily was due to the 1.7 percent increase in Southwest’s capacity, versus the first six months of 2011.  In the first six months of 2012, Southwest’s passenger revenue yields increased 5.4 percent, and average passenger fare increased 4.7 percent, compared to the first six months of 2011.  In addition to the fare increases the Company has been able to implement and other revenue management techniques, the year-over-year increase in passenger revenues benefitted from continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its product and services from competitors.  This increase in passenger revenues was partially offset by a slight decrease in the Company’s load factor, partially due to the impact of higher airfares on Customer demand.

Freight revenues for the first six months of 2012 increased by $12 million, or 17.9 percent, compared to the first six months of 2011, primarily due to an increase in shipments as a result of better domestic economic conditions than the prior year.

Other revenues for the first six months of 2012 increased by $116 million, or 35.0 percent, compared to the first six months of 2011, of which approximately $97 million was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Other revenues following the acquisition date.  Excluding the results of AirTran in both periods, Other revenues for the first six months of 2012 increased by 7.4 percent on a dollar basis compared to the first six months of 2011.  This increase was due to increased revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and pets. Southwest’s EarlyBird product and service charges for unaccompanied minors, pets, and excess bags contributed $108 million to Other revenues in the six months ended June 30, 2012. The year-over-year increase in revenues from these initiatives and other ancillary revenue sources was partially offset by a year-over-year increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenues as opposed to Other revenues. The classification of such amounts is influenced by average fares, among other factors. Other revenues for the first six months of 2012 included approximately $76 million in baggage fees collected from AirTran Customers, versus approximately $31 million in baggage fees for the six months ended June 30, 2011.

Operating expenses

Operating expenses for the first six months of 2012 increased by $1.2 billion, or 17.5 percent, compared to the first six months of 2011, while capacity increased 14.1 percent compared to the first six months of 2011.  The increase in consolidated operating expenses was primarily due to the inclusion of AirTran’s operating expenses following the acquisition.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs.  The following table presents the Company’s operating expenses per ASM for the first six months of 2012 and 2011, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2012		2011		change		change

Salaries, wages, and benefits	3.70	¢	3.71	¢	(.01	) ¢	(0.3	) %
Fuel and oil	4.83		4.59		.24		5.2
Maintenance materials
and repairs	.88		.79		.09		11.4
Aircraft rentals	.28		.22		.06		27.3
Landing fees and other rentals	.80		.80		-		-
Depreciation and amortization	.63		.59		.04		6.8
Acquisition and integration	.04		.13		(.09)		(69.2)
Other operating expenses	1.56		1.53		.03		2.0

Total	12.72	¢	12.36	¢	.36	¢	2.9%

On a dollar basis, excluding the results for AirTran in both periods, Operating expenses increased by 5.7 percent for the first six months of 2012 compared to the first six months of 2011, approximately 40 percent of which was due to a higher average jet fuel cost per gallon.  On a per-ASM basis, Operating expenses (unit costs) for the first six months of 2012 increased 2.9 percent compared to the first six months of 2011.  Over 60 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs, as the Company’s average jet fuel cost per gallon increased 6.1 percent to $3.32, including the impact of hedging activity.  On a non-GAAP basis, the Company’s Operating expenses per ASM for the first six months of 2012, excluding fuel, increased by 2.7 percent compared to the first six months of 2011.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the six months ended June 30, 2012, increased by $285 million, or  13.7 percent, compared to the six months ended June 30, 2011.  Approximately $183 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Salaries, wages, and benefits expense following the acquisition date.  Excluding the results of AirTran in both periods, Salaries, wages, and benefits expense increased by 5.1 percent on a dollar basis for the first six months of 2012 compared to the first six months of 2011.  Approximately 59 percent of this year-over-year increase was a result of higher salaries expense, primarily associated with the increase in Southwest’s capacity.  In addition, approximately 34 percent of the increase was due to an increase in profitsharing expense resulting from higher income available for profitsharing.  The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging.  On a per-ASM basis, consolidated Salaries, wages, and benefits expense for the first six months of 2012 decreased 0.3 percent compared to the first six months of 2011.  On a per-ASM basis, the majority of this decrease was due to AirTran unit costs for Salaries, wages, and benefits being lower than Southwest’s.  This decrease was partially offset by a significant increase in profitsharing expense.

Fuel and oil expense for the six months ended June 30, 2012, increased by $522 million, or 20.4 percent, compared to the six months ended June 30, 2011.  Approximately $364 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Fuel and oil expense following the acquisition date.  Excluding the results of AirTran in both periods, Fuel and oil expense for the first six months of 2012 increased 6.8 percent on a dollar basis versus the first six months of 2011.  On a per-ASM basis, Fuel and oil expense for the first six months of 2012 increased by 5.2 percent versus the first six months of 2011.  Both of these increases were primarily due to a 6.1 percent increase in the Company’s average fuel cost per gallon.  As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $64 million in the first six months of 2012 in Fuel and oil expense relating to fuel derivative instruments versus net gains of $12 million recognized in Fuel and oil expense in the first six months of 2011.  These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $74 million paid to counterparties in the first six months of 2012 versus $5 million paid to counterparties for the first six months of 2011.  These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the six months ended June 30, 2012, increased by $118 million, or 26.6 percent, compared to the six months ended June 30, 2011.  Approximately $99 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Maintenance materials and repairs expense following the acquisition date.  Excluding the results of AirTran in both periods, Maintenance materials and repairs expense for the first six months of 2012 increased 4.8 percent on a dollar basis compared to the first six months of 2011.  This increase primarily was attributable to higher airframe expense associated with the Company’s ongoing Evolve modifications which began in first quarter 2012.  On a per-ASM basis, Maintenance materials and repairs expense for the first six months of 2012 increased 11.4 percent compared to the first six months of 2011, as a result of higher airframe repairs.

Aircraft rentals expense for the six months ended June 30, 2012, increased by $53 million, or 42.4 percent, compared to the six months ended June 30, 2011.  There was an increase of $67 million due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Aircraft rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, as well as the impact of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran Boeing 717 leases, Aircraft rentals expense for the first six months of 2012 was flat on a dollar basis compared to the first six months of 2011.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  Excluding the impact of this amortization in both periods, year-over-year expense was approximately flat on a dollar basis. On a per-ASM basis, Aircraft rentals expense for the first six months of 2012 increased 27.3 percent compared to the first six months of 2011.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.

Landing fees and other rentals expense for the six months ended June 30, 2012, increased by $65 million, or 14.5 percent, compared to the six months ended June 30, 2011.  Approximately $42 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Landing fees and other rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, Landing fees and other rentals expense for the first six months of 2012 increased by 5.5 percent on a dollar basis compared to the first six months of 2011.  The majority of the dollar increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period.  On a per-ASM basis, Landing fees and other rentals expense for the six months of 2012 were flat compared to the first six months of 2011.

Depreciation and amortization expense for the six months ended June 30, 2012, increased by $71 million, or 21.4 percent, compared to the six months ended June 30, 2011.  Approximately $20 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Depreciation and amortization expense following the acquisition date.  Excluding the results of AirTran in both periods, Depreciation and amortization expense for the first six months of 2012 increased 15.8 percent on a dollar basis compared to the first six months of 2011.  Approximately 43 percent of this increase was due to an acceleration of depreciation expense associated with aircraft in the Company’s Classic Fleet (737-300s and 737-500s) that are currently expected to be retired during 2012, based on the Company’s current fleet plans, and approximately 25 percent of this increase was due to capitalized modifications made to the Company’s aircraft fleet during the past twelve months including WiFi equipment and equipment associated with Required Navigational Performance. On a per-ASM basis, Depreciation and amortization expense for the first six months of 2012 increased by 6.8 percent compared to the first six months of 2011, primarily due to the acceleration of depreciation expense associated with the Company’s 737-300s and 737-500s that have been retired thus far in 2012 or are expected to be retired later in 2012.

For the first six months of 2012, the Company incurred $24 million of Acquisition and integration costs related to the acquisition of AirTran compared to $75 million in the first six months of 2011. These 2012 costs primarily consisted of consulting, flight crew training, seniority integration, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for the six months ended June 30, 2012, increased by $145 million, or17.1 percent, compared to the six months ended June 30, 2011.  Approximately $93 million of this increase was due to the inclusion of the full six months of AirTran results in 2012, while the first six months of 2011 results only include AirTran Other operating expenses following the acquisition date.  Excluding the results of AirTran in both periods, Other operating expenses for the first six months of 2012 increased 6.2 percent on a dollar basis compared to the first six months of 2011.  Approximately 88 percent of this increase was due to consulting and other outside services costs associated with completed and ongoing projects related to the Company’s strategic initiatives as previously discussed.  On a per-ASM basis, Other operating expenses for the first six months of 2012 increased 2.0 percent compared to the first six months of 2011.  This increase per ASM was primarily due to professional fees, consulting, and other outside services costs associated with completed and ongoing projects.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.  Interest expense for the first six months of 2012 decreased by $17 million, or 18.1 percent, compared to the first six months of 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011 and $385 million 6.5% notes in March 2012.

Capitalized interest for the first six months of 2012 increased by $6 million, or 120.0 percent, compared to the first six months of 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first six months of 2012 decreased by $4 million, or 57.1 percent, compared to the first six months of 2011, primarily due to lower rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
(in millions)	2012	2011

Mark-to-market impact from fuel contracts settling in future periods	$(156)	$(139)
Ineffectiveness from fuel hedges settling in future periods	39	37
Realized ineffectiveness and mark-to-market (gains) or losses	(12)	(9)
Premium cost of fuel contracts	18	57
Other	2	-
	$(109)	$(54)

Income taxes

The Company’s effective tax rate was approximately 38 percent for the first six months of 2012, compared to approximately 43 percent for the first six months of 2011.  The higher rate for the first six months of 2011 primarily was driven by a portion of acquisition-related costs being non-deductible, additional income tax expense of $5 million as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a first quarter 2011 $2 million charge as a result of a State of Illinois tax law change.

Liquidity and Capital Resources

Net cash provided by operating activities was $145 million for the three months ended June 30, 2012, compared to $237 million provided by operating activities in the same prior year period.  For the six months ended June 30, 2012, net cash provided by operating activities was $1.4 billion compared to $1.2 billion provided by operating activities in the first six months of 2011.  The operating cash flows for the six months ended June 30, 2012 were largely impacted by the Company’s results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, and Accounts payable and Accrued liabilities.  For the six months ended June 30, 2012, in addition to net income (as adjusted for noncash depreciation and amortization expense), there was a $693 million increase in Air traffic liability as a result of bookings for future travel, and a net $301 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities due to timing of payments.   For the six months ended June 30, 2011, there was a $576 million increase in Air traffic liability as a result of bookings for future travel, and a net $305 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities.  Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital.

Net cash used in investing activities during the three months ended June 30, 2012 totaled $355 million, versus $589 million used in investing activities in the same prior year period.  For the six months ended June 30, 2012, net cash used in investing activities was $368 million, compared to $820 million used in the same prior year period.  Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the six months ended June 30, 2012, the Company’s short-term and noncurrent investments decreased by a net $161 million, versus an increase of $513 million during the same prior year period.

Net cash used in financing activities during the three months ended June 30, 2012 was $265 million, compared to $92 million used in financing activities for the same period in 2011.  For the six months ended June 30, 2012, net cash flows used in financing activities was $748 million compared to $48 million used in financing activities in the same prior year period.  During the six months ended June 30, 2012, the Company repaid $469 million in debt and capital lease obligations that came due and repurchased approximately $275 million of its outstanding common stock through a share repurchase program.  During the six months ended June 30, 2011, the Company repaid $62 million in debt and capital lease obligations that came due, and also used $81 million in cash to repay convertible noteholders. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s interest rate derivative activities.

In May 2012, the Company’s Board of Directors declared an increase in the Company’s quarterly dividend from $.0045 per share to $.01 per share, which dividend was payable on June 20, 2012 to the Company’s shareholders of record as of June 6, 2012. Although the Company currently intends to continue paying dividends on a quarterly basis for the forseeable future, the Company’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a “well-known seasoned issuer” and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales.  The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements.  During the six months ended June 30, 2012, the Company purchased 12 new 737-800 aircraft from Boeing (two of which will not enter active service until third quarter 2012), leased five new 737-800 aircraft from a third party, and retired 18 of its older 737-300 and 737-500 aircraft from service.  The Company currently plans to retire 22 additional 737-300 and/or 737-500 aircraft from its current fleet during the remainder of 2012, which would result in the Company ending the year with 692 aircraft.  In May 2012, the Company announced it had deferred 30 Boeing aircraft deliveries scheduled for 2013 and 2014 to 2017 and 2018, resulting in a reduction in the Company’s expected capital expenditures totaling approximately $1 billion from 2012 through 2014.  As of June 30, 2012, the Company had the following scheduled aircraft deliveries:

	The Boeing Company						The Boeing Company
	737NG						737MAX
	-700		-800
	Firm		Firm		Additional		Firm
	Orders		Orders	Options	-800s		Orders		Options	Total
2012			29		5					34	(b)
2013			20							20
2014	5		24	15						44
2015	36			12						48
2016	31			12						43
2017	30			25			4			59
2018	25			28			15			68
2019							33			33
2020							34			34
2021							34		18	52
2022							30		19	49
2023									23	23
2024									23	23
Through 2027									67	67
Total	127	(a)	73	92	5	(c)	150	(d)	150	597

(a) The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(b) Includes 19 aircraft delivered as of July 18, 2012.
(c) New delivery leased aircraft.
(d) The Company has flexibility to accept MAX 7 or MAX 8 deliveries.

The Company’s financial commitments associated with the firm orders in the above aircraft table are as follows:  $536 million remaining in 2012, $650 million in 2013, $967 million in 2014, $1.2 billion in 2015, $1.3 billion in 2016, and $7.9 billion thereafter.

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

The following table details information on the active aircraft in the Company’s fleet that were in service as of June 30, 2012:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	11	88	8	80
737-300	137	20	147	88	59
737-500	122	21	21	12	9
737-700	137 or 143	8	424	379	45
737-800	175	-	15	10	5
TOTALS			695	497	198

The Company expects to incur approximately $550 million in integration and acquisition costs associated with the AirTran acquisition, a portion of which will be in 2012, and which have been, and are expected to continue to be, funded with cash.  The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.3 billion as of June 30, 2012, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million that expires in April 2016, will enable it to meet these future integration expenditures.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements.  The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  In May 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million.  During the three months ended June 30, 2012, the Company purchased approximately 26 million shares of its common stock for approximately $225 million, which brings its cumulative purchases under this program to approximately 59 million shares for approximately $500 million of the $1 billion in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s strategic initiatives and related financial and operational plans and expectations;
•
the Company’s plans and expectations with respect to its acquisition of AirTran, including without limitation anticipated integration timeframes and expected benefits and costs associated with the acquisition;

•	the Company’s fleet plans and related expectations;
•	the Company’s growth plans and expectations, including its network and capacity plans and expectations;
•	the Company’s financial outlook and projected results of operations;
•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;
•	the Company’s expectations with respect to liquidity, including anticipated needs for, and sources of, funds;
•	the Company’s assessment of market risks; and
•	the Company’s plans and expectations related to legal proceedings.

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

•	the Company’s ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;
•	the Company’s dependence on third parties with respect to certain of its initiatives, in particular its fleet plans;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company uses financial derivative instruments to hedge its exposure to material increases in jet fuel prices.  At June 30, 2012, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was a liability of $140 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of June 30, 2012, the Company had four counterparties with which the derivatives held were a net asset, totaling $68 million, and five counterparties with which the derivatives held were a net liability, totaling $208 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At June 30, 2012, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company or is posted by the Company if the value of derivatives is a liability to the Company.

At June 30, 2012, there were no cash collateral deposits held by the Company. At June 30, 2012, there were $265 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, of which $32 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities, and $135 million was netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet. However, as a result of the timing of cash collateral settlements with counterparties, the Company had provided $98 million in “excess” deposits based on the fair market value of derivatives as of June 30, 2012, which were classified in Accounts and other receivables in the unaudited Condensed Consolidated Balance Sheet. No aircraft were pledged as collateral with such counterparties at June 30, 2012.  Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does have some exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25% from market prices as of June 30, 2012, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $399 million in cash collateral, post $342 million in aircraft collateral, and post $204 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection.  The majority of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (“WTI”).  In recent periods, however, the spread between WTI and jet fuel has widened, which has led to more of the Company’s hedges being ineffective.  Jet fuel prices have more closely correlated with changes in the price of Brent crude oil (“Brent”).  Although the Company has increased its hedge position of fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI stays at current levels or continues to widen, the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, several nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion.  Although the original period for fact and expert discovery had ended, on February 3, 2012, the Court granted plaintiffs’ motion for supplemental discovery.  The period for supplemental discovery against AirTran ended on May 3, 2012, but Delta was ordered to produce certain additional documents by July 16, 2012.  Delta has now completed its production of documents, and the court has issued an order revising the case schedule.  Motions for summary judgment and plaintiffs’ supplemental class certification briefing are due on August 31, 2012.  All summary judgment and class certification supplemental briefing, including response and reply briefs, will be concluded by October 23, 2012.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
April 1, 2012 through
April 30, 2012	4,800,000	$8.06	4,800,000	$186,301,679
May 1, 2012 through
May 31, 2012	10,169,230	$8.53	10,169,230	$599,540,926
June 1, 2012 through
June 30, 2012	11,116,901	$8.95	11,116,901	$500,015,860
Total	26,086,131		26,086,131

(1)
In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million.  Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

Item 3.                                Defaults Upon Senior Securities

None

Item 4.                                Mine Safety Disclosures

Not applicable

Item 5.                                Other Information

None

Item 6.                                   Exhibits

a)	Exhibits

3.1	Restated Certificate of Formation of the Company, effective May 18, 2012.
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 76 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 77 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

July 26, 2012	By	/s/ Laura Wright

Laura Wright
Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Formation of the Company, effective May 18, 2012.
3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 76 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 77 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.