Form 10-Q
period 2012-09-30
SOUTHWEST AIRLINES CO
filed 2012-10-26
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Number of shares of Common Stock outstanding as of the close of business on October 24, 2012: 737,979,436

TABLE OF CONTENTS TO FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
 (in millions)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,168	$829
Short-term investments	2,067	2,315
Accounts and other receivables	430	299
Inventories of parts and supplies, at cost	544	401
Deferred income taxes	219	263
Prepaid expenses and other current assets	224	238
Total current assets	4,652	4,345

Property and equipment, at cost:
Flight equipment	16,177	15,542
Ground property and equipment	2,671	2,423
Deposits on flight equipment purchase contracts	446	456
	19,294	18,421
Less allowance for depreciation and amortization	6,722	6,294
	12,572	12,127
Goodwill	970	970
Other assets	619	626
	$18,813	$18,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,140	$1,057
Accrued liabilities	1,040	996
Air traffic liability	2,524	1,836
Current maturities of long-term debt	265	644
Total current liabilities	4,969	4,533

Long-term debt less current maturities	2,961	3,107
Deferred income taxes	2,701	2,566
Deferred gains from sale and leaseback of aircraft	66	75
Other noncurrent liabilities	1,114	910
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,228	1,222
Retained earnings	5,700	5,395
Accumulated other comprehensive loss	(125)	(224)
Treasury stock, at cost	(609)	(324)
Total stockholders' equity	7,002	6,877
	$18,813	$18,068

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Passenger	$4,046	$4,034	$12,127	$10,875
Freight	39	35	118	103
Other	224	242	670	572
Total operating revenues	4,309	4,311	12,915	11,550

OPERATING EXPENSES:
Salaries, wages, and benefits	1,189	1,146	3,552	3,226
Fuel and oil	1,528	1,586	4,615	4,150
Maintenance materials and repairs	300	272	862	717
Aircraft rentals	92	90	270	214
Landing fees and other rentals	278	257	791	705
Depreciation and amortization	217	191	620	523
Acquisition and integration	145	22	168	97
Other operating expenses	509	522	1,505	1,372
Total operating expenses	4,258	4,086	12,383	11,004

OPERATING INCOME	51	225	532	546

OTHER EXPENSES (INCOME):
Interest expense	35	50	112	143
Capitalized interest	(5)	(3)	(16)	(8)
Interest income	(2)	(1)	(5)	(8)
Other (gains) losses, net	(10)	405	(119)	351
Total other expenses (income)	18	451	(28)	478

INCOME (LOSS) BEFORE INCOME TAXES	33	(226)	560	68
PROVISION (BENEFIT) FOR INCOME TAXES	17	(86)	217	42

NET INCOME (LOSS)	$16	$(140)	$343	$26

NET INCOME (LOSS) PER SHARE, BASIC	$.02	$(.18)	$.45	$.03

NET INCOME (LOSS) PER SHARE, DILUTED	$.02	$(.18)	$.45	$.03

COMPREHENSIVE INCOME (LOSS)	$211	$(546)	$442	$(225)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	739	792	756	773
Diluted	740	792	762	774

Cash dividends declared per common share	$.0100	$.0045	$.0245	$.0135

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16	$(140)	$343	$26
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	217	191	620	523
Unrealized (gain) loss on fuel derivative instruments	(16)	393	(154)	274
Deferred income taxes	82	(90)	120	33
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)	(9)	(10)
Changes in certain assets and liabilities:
Accounts and other receivables	(2)	11	(107)	(96)
Other assets	(74)	(42)	(164)	(180)
Accounts payable and accrued liabilities	(187)	(39)	114	266
Air traffic liability	(5)	(92)	688	485
Cash collateral received from (provided to) derivative counterparties	252	(409)	218	(429)
Other, net	184	2	164	93
Net cash provided by (used in) operating activities	464	(218)	1,833	985

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	-	-	-	(35)
Payments for purchase of property and equipment, net	(406)	(276)	(949)	(548)
Purchases of short-term investments	(663)	(1,525)	(1,918)	(4,788)
Proceeds from sales of short-term investments	775	1,664	2,192	4,414
Other, net	17	-	31	-
Net cash used in investing activities	(277)	(137)	(644)	(957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	5	4	22	35
Proceeds from termination of interest rate derivative instrument	-	-	-	76
Payments of long-term debt and capital lease obligations	(48)	(48)	(517)	(110)
Payments of convertible debt obligations	-	-	-	(81)
Payments of cash dividends	(7)	(3)	(22)	(14)
Repurchase of common stock	(50)	(175)	(325)	(175)
Other, net	(2)	(2)	(8)	(4)
Net cash used in financing activities	(102)	(224)	(850)	(273)

NET CHANGE IN CASH AND CASH EQUIVALENTS	85	(579)	339	(245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,083	1,595	829	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,168	$1,016	$1,168	$1,016

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$39	$48	$119	$130
Income taxes	$2	$-	$97	$5

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2012 and 2011 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current presentation.  In the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011, the Company has reclassified $20 million and $46 million, respectively, from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.

2.  AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.
On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”), in exchange for Southwest Airlines Co. common stock and cash.  Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways.  AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft and Boeing 737-700 aircraft, throughout the United States and to select international locations.  In July 2012, the Company announced that the Boeing 717-200 aircraft will be transitioned out of the Company’s fleet over a three-year period beginning in August 2013.  See Note 8 for further information.  Approximately half of AirTran Airways’ flights originate or terminate at its largest base of operation in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida.

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred consolidated acquisition and integration-related costs for the three months ended September 30, 2012 and 2011 of $145 million and $22 million, respectively, and for the nine months ended September 30, 2012 and 2011 of $168 million and $97 million, respectively, primarily consisting of costs associated with the lease and sublease of AirTran’s Boeing 717-200 fleet, consulting, flight crew training, seniority integration, technology, and facility integration expenses. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), these costs are classified as Acquisition and integration expenses.  Also, see Note 8 for further information regarding the Boeing 717-200 lease/sublease transaction.

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

During first quarter 2012, the Company changed the estimated retirement dates of several 737-300 and 737-500 aircraft based on revisions in the Company’s fleet plan.  This change, which was accounted for on a prospective basis, resulted in an acceleration of depreciation expense, since the majority of these aircraft had previously been expected to retire in periods beyond 2012, but were now expected to be retired during 2012.  For the nine months ended September 30, 2012, the impact of this change was an increase in depreciation expense of approximately $28 million, excluding the impact of profitsharing and income taxes ($15 million after the impact of profitsharing and taxes, with a $.02 decrease in both basic and diluted net income per share).  The impact of this change for the three months ended September 30, 2012, was not significant.

During third quarter 2012, the Company changed the estimated residual values of its entire fleet of owned 737-300 and 737-500 aircraft.  This change was based on an agreement entered into during July 2012, pursuant to which the Company will lease or sublease certain aircraft to a third party, and the resulting impact this transaction will have on how the Company manages the ultimate retirement of its owned 737-300 and 737-500 aircraft.  See Note 8 for further information on the lease/sublease transaction.  Based on the expected retirement dates and current and expected future market conditions related to its owned 737-300 and 737-500 aircraft, the Company reduced the residual values of these aircraft from approximately ten percent of original cost to approximately two percent of original cost.  As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft.  The impact of this change on third quarter 2012 was an increase in depreciation expense of approximately $20 million, excluding the impact of profitsharing and income taxes ($10 million after the impact of profitsharing and taxes, with a $.01 decrease in both basic and diluted net income per share).

On December 16, 2011, the Financial Accounting Standards Board ratified Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for financial derivative instruments. The Company plans to adopt this ASU for the interim period ending March 31, 2013.

4.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
NUMERATOR:
Net income (loss)	$16	$(140)	$343	$26
Incremental income effect of
interest on 5.25% convertible notes	-	-	2	-
Net income (loss) after assumed conversion	$16	$(140)	$345	$26

DENOMINATOR:
Weighted-average shares
outstanding, basic	739	792	756	773
Dilutive effect of Employee stock options
and restricted stock units	1	-	-	1
Dilutive effect of 5.25% convertible notes	-	-	6	-
Adjusted weighted-average shares
outstanding, diluted	740	792	762	774

NET INCOME (LOSS) PER SHARE:
Basic	$.02	$(.18)	$.45	$.03

Diluted	$.02	$(.18)	$.45	$.03

Potentially dilutive amounts
excluded from calculations:
Stock options and restricted stock units	32	48	40	48
5.25% convertible notes	6	6	-	6

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

For the three months ended September 30, 2012, the Company had fuel derivatives in place for approximately 59 million gallons, or 12 percent, of its fuel consumption.  As of September 30, 2012, the Company had fuel derivative instruments in place to provide coverage on a portion of its remaining 2012 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2012 through 2016 on an “economic” basis considering current market prices:

	Fuel hedged as of
	September 30, 2012	Hedged commodity type
Period (by year)	(gallons in millions)(a)	as of September 30, 2012
Remainder of 2012	130	WTI crude oil
2013	183	WTI crude and Brent crude oil
2014	1,171	WTI crude and Brent crude oil
2015	609	WTI crude and Brent crude oil
2016	454	Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of September 30, 2012.  Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the underlying jet fuel is consumed.  See Note 6.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2011 or during the nine months ended September 30, 2012.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	09/30/12	12/31/11	09/30/12	12/31/11
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$27	$17	$-	$-
Fuel derivative contracts (gross)	Other assets	296	542	20	107
Fuel derivative contracts (gross)	Accrued liabilities	21	97	2	8
Fuel derivative contracts (gross)	Other noncurrent liabilities	-	93	-	24
Interest rate derivative contracts	Other assets	71	64	-	-
Interest rate derivative contracts	Accrued liabilities	-	2	-	-
Interest rate derivative contracts	Other noncurrent liabilities	-	-	132	132

Total derivatives designated as hedges		$415	$815	$154	$271

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$255	$124	$215	$58
Fuel derivative contracts (gross)	Other assets	405	26	513	272
Fuel derivative contracts (gross)	Accrued liabilities	158	326	279	687
Fuel derivative contracts (gross)	Other noncurrent liabilities	-	9	-	122

Total derivatives not designated as hedges		$818	$485	$1,007	$1,139

Total derivatives		$1,233	$1,300	$1,161	$1,410

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	September 30,	December 31,
(in millions)	location	2012	2011
Cash collateral deposits provided	Offset against Other
to counterparties - noncurrent	noncurrent liabilities	$-	$41
Cash collateral deposits provided	Offset against Accrued
to counterparties - current	liabilities	13	185
Due to third parties for fuel contracts	Accrued liabilities	8	21
Receivable from third parties for	Accounts and other
fuel contracts - current	receivables	-	3
Receivable from third parties for
fuel contracts - noncurrent	Other assets	54	-

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011:

Derivatives in cash flow hedging relationships

	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion)(b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2012		2011		2012		2011		2012	2011

Fuel derivative
contracts	$(167)	*	$417	*	$25	*	$45	*	$4	$85
Interest rate
derivatives	3	*	30	*	-		-		-	-

Total	$(164)		$447		$25		$45		$4	$85

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships

	(Gain) loss				(Gain) loss				(Gain) loss
	recognized in AOCI on				reclassified from AOCI				recognized in income
	derivatives (effective				into income (effective				on derivatives
	portion)				portion)(a)				(ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2012		2011		2012		2011		2012	2011

Fuel derivative
contracts	$(24)	*	$297	*	$76	*	$78	*	$44	$127
Interest rate
derivatives	5	*	34	*	-		-		-	-

Total	$(19)		$331		$76		$78		$44	$127

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2012	2011	on derivatives
Fuel derivative contracts	$(32)	$284	Other (gains) losses, net

Derivatives not in cash flow hedging relationships

	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2012	2011	on derivatives
Fuel derivative contracts	$(200)	$129	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2012 and 2011 of $15 million and $36 million, respectively, and the nine months ended September 30, 2012 and 2011 of $33 million and $93 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2012, were approximately $87 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2012.  In addition, as of September 30, 2012, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $30 million, net of taxes.  These net gains were recognized during the three months ended September 30, 2012 and prior periods, and are reflected in Retained earnings as of September 30, 2012, but the underlying derivative instruments will not expire/settle until fourth quarter 2012 or future periods.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At September 30, 2012, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2012, at which such postings are triggered:

Counterparty (CP)
	A	B	C	D	E	Other(a)	Total
(in millions)
Fair value of fuel derivatives	$(9)	$1	$(17)	$1	$121	$36	$133
Cash collateral held (by) CP	-	(13)	-	-	-	-	(13)
Aircraft collateral pledged to CP	-	-	-	-	-	-	-
Letters of credit (LC)	-	-	-	-	-	-	-
Option to substitute LC for aircraft	(340) to	>(125)(d)	N/A	N/A	N/A
(740)(d)

Option to substitute LC for cash	N/A	N/A	(100) to	N/A	>(50)(e)
(150)(e)
If credit rating is investment
grade, fair value of fuel
derivative level at which:
Cash is provided to CP	(40) to (340)	0 to (125)	>(50)	>(75)	>(50)
	or >(740)	or >(625)
Cash is received from CP	>75	>150	>125(c)	>125(c)	>250
Aircraft or cash can be pledged
to CP as collateral	(340) to	(125) to	N/A	N/A	N/A
	(740)(d)	(625)(d)
If credit rating is non-investment
grade, fair value of fuel derivative
level at which:
Cash is provided to CP	(40) to (340)	0 to (125)	(b)	(b)	(b)
	or >(740)	or >(625)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP
as collateral	(340) to	(125) to	N/A	N/A	N/A
	(740)	(625)

(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No letters of credit or aircraft were pledged as collateral with such counterparties as of September 30, 2012.

(e) The Company has the option of providing cash or letters of credit as collateral. No letters of credit were pledged as collateral with such counterparties as of September 30, 2012.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings.  As of September 30, 2012, $67 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty.  In addition, in connection with interest rate swaps entered into by AirTran, $24 million had been provided to one counterparty at September 30, 2012, as a result of a net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at September 30, 2012, were not material.

Applicable accounting provisions require an entity to select a policy for how it presents the offset rights to reclaim cash collateral associated with the fair value of the related derivative assets or liabilities. In the accompanying unaudited Condensed Consolidated Balance Sheet, the Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,
(in millions)	2012	2011
NET INCOME (LOSS)	$16	$(140)

Unrealized gain (loss) on fuel derivative instruments, net of
deferred taxes of $120 and ($233)	192	(372)
Unrealized loss on interest rate derivative instruments, net of
deferred taxes of ($2) and ($19)	(3)	(30)
Other, net of deferred taxes of $3 and ($3)	6	(4)
Total other comprehensive income (loss)	$195	$(406)

COMPREHENSIVE INCOME (LOSS)	$211	$(546)

	Nine months ended September 30,
(in millions)	2012	2011
NET INCOME	$343	$26

Unrealized gain (loss) on fuel derivative instruments, net of
deferred taxes of $63 and ($137)	100	(219)
Unrealized loss on interest rate derivative instruments, net of
deferred taxes of ($3) and ($22)	(5)	(34)
Other, net of deferred taxes of $2 and $1	4	2
Total other comprehensive income (loss)	$99	$(251)

COMPREHENSIVE INCOME (LOSS)	$442	$(225)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2012:

				Accumulated other
	Fuel	Interest rate		comprehensive
(in millions)	derivatives	derivatives	Other	income (loss)
Balance at June 30, 2012	$(275)	$(68)	$23	$(320)
Changes in fair value	167	(3)	6	170
Reclassification to earnings	25	-	-	25
Balance at September 30, 2012	$(83)	$(71)	$29	$(125)

				Accumulated other
	Fuel	Interest rate		comprehensive
(in millions)	derivatives	derivatives	Other	income (loss)
Balance at December 31, 2011	$(183)	$(66)	$25	$(224)
Changes in fair value	24	(5)	4	23
Reclassification to earnings	76	-	-	76
Balance at September 30, 2012	$(83)	$(71)	$29	$(125)

7.  OTHER ASSETS AND LIABILITIES

	September 30,	December 31,
(in millions)	2012	2011
Derivative contracts	$294	$253
Intangible assets	144	155
Non-current investments	42	97
Other	139	121
Other assets	$619	$626

	September 30,	December 31,
(in millions)	2012	2011
Retirement plans	$114	$110
Aircraft rentals	105	57
Vacation pay	263	248
Health	60	56
Derivative contracts	90	85
Workers compensation	155	162
Accrued taxes	61	68
Other	192	210
Accrued liabilities	$1,040	$996

	September 30,	December 31,
(in millions)	2012	2011
Postretirement obligation	$116	$107
Non-current lease-related obligations	419	311
Airport construction obligation	304	202
Other	275	290
Other non-current liabilities	$1,114	$910

8.  LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. (“Delta”) and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft (“B717s”) to Delta, with the first delivery expected to occur in August 2013, at a rate of approximately three B717s per month.  A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company’s operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet.  From a fleet management perspective, the transition of approximately three B717s per month to Delta beginning in August 2013 allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost will be replaced through the capacity gained as a result of the Company’s modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft, and its receipt of new 737 deliveries from Boeing, or other used 737s that could be acquired.

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates.  In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft.  The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance.  The sublease terms for the 78 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company’s remaining lease terms for these aircraft from the original lessor, which range from approximately six years to approximately twelve years.  The lease terms for the eight B717s that are owned by the Company are for a period of seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value.  The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases.  The sublease of these two aircraft will be accounted for as direct financing leases.  There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions.  For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012.  The charge represents the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company’s lease of the 78 B717s that are currently accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date.  The charges recorded by the Company for this transaction are included as a component of Acquisition and integration costs in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) and are included as a component of Other, net in Cash flows from operating activities in the Company’s unaudited Condensed Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Other noncurrent liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet.  See Note 2 for further information on the Company’s Acquisition and integration costs.  The Company may also incur other costs associated with this transaction, such as contract termination costs with certain aircraft maintenance vendors.  Two of these vendor maintenance contracts have stated termination penalties totaling approximately $106 million if the Company were to terminate such contracts; however, termination of these contracts has not occurred and any charges would only be recorded at the time of contract termination or at the time any associated charges become probable and estimable.

The effect of this transaction on the Company’s future expected contractual obligations and commitments related to operating leases is to reduce such amounts by: $5 million in 2013, $48 million in 2014, $88 million in 2015, $106 million in 2016, $106 million in 2017, and $345 million thereafter.

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

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million.  Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds.  During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds.  An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances will be required to complete the LFMP project.

The Company has agreed to manage the majority of the LFMP project and, as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction.  The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs.  As of September 30, 2012, the Company had recorded LFMP construction costs of $304 million, classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities in its unaudited Condensed Consolidated Balance Sheet.  Upon completion of the LFMP project, the Company expects to begin depreciating the assets over their estimated useful lives, and reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

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

As of September 30, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments, totaling $37 million at September 30, 2012, are classified as available-for-sale securities and are reflected at estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Group determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of September 30, 2012, the Company has previously recorded a temporary unrealized decline in fair value of $13 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 6 years to 35 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $413 million of these instruments at par value.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

		Fair value measurements at reporting date using:
		Quoted prices in	Significant	Significant
		active markets	other observable	unobservable
		for identical assets	inputs	inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$986	$986	$-	$-
Commercial paper	160	-	160	-
Certificates of deposit	22	-	22	-
Short-term investments:
Treasury bills	1,824	1,824	-	-
Certificates of deposit	243	-	243	-
Noncurrent investments (b)
Auction rate securities	37	-	-	37
Interest rate derivatives (see Note 5)	71	-	71	-
Fuel derivatives:
Swap contracts (c)	87	-	87	-
Option contracts (c)	896	-	-	896
Swap contracts (d)	66	-	66	-
Option contracts (d)	113	-	-	113
Other available-for-sale securities	50	45	-	5
Total assets	$4,555	$2,855	$649	$1,051

Liabilities
Fuel derivatives:
Swap contracts (c)	$(32)	$-	$(32)	$-
Option contracts (c)	(716)	-	-	(716)
Swap contracts (d)	(212)	-	(212)	-
Option contracts (d)	(69)	-	-	(69)
Interest rate derivatives (see Note 5)	(132)	-	(132)	-
Deferred compensation	(134)	(134)	-	-
Total liabilities	$(1,295)	$(134)	$(376)	$(785)

(a) Cash equivalents are primarily composed of money market investments.
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

(a) Cash equivalents are primarily composed of money market investments.
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

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2012 or the year ended December 31, 2011.  The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at June 30, 2012	$64	$54		$5	$123
Total gains (realized or unrealized)
Included in earnings	(11)	-		-	(11)
Included in other comprehensive income	259	6		-	265
Purchases	79	-		-	79
Sales	(121)	(23)		-	(144)
Settlements	(46)	-		-	(46)
Balance at September 30, 2012	$224	$37	(a)	$5	$266

The amount of total losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2012	$(17)	$-		$-	$(17)

(a) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fuel	Auction rate		Other
(in millions)	derivatives	securities		securities	Total
Balance at December 31, 2011	$417	$67		$5	$489
Total gains or (losses) (realized or unrealized)
Included in earnings	(15)	-		-	(15)
Included in other comprehensive income	31	1		-	32
Purchases	408	-		-	408
Sales	(517)	(31)		-	(548)
Settlements	(100)	-		-	(100)
Balance at September 30, 2012	$224	$37	(a)	$5	$266

The amount of total gains or (losses) for the
period included in earnings attributable to the
change in unrealized gains or losses relating to
assets still held at September 30, 2012	$(16)	$-		$-	$(16)

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at September 30, 2012:

Quantitative information about Level 3 fair value measurements

	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2012	16%-37%
			2013	23%-38%
			2014	22%-32%
			2015	21%-26%
			2016	20%-24%
Auction rate securities	Discounted cash flow	Time to principal recovery		6yrs-8yrs
		Illiquidity premium		3%-5%
		Counterparty credit spread		1%-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for the three and nine months ended September 30, 2012 and 2011.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2012, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2.  Seven of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	Carrying	Estimated fair	Fair value level
(in millions)	value	value	hierarchy
French Credit Agreements due 2012 - 1.23%	$3	$3	Level 3
5.25% Notes due 2014	368	384	Level 2
5.75% Notes due 2016	333	369	Level 2
5.25% Convertible Senior Notes due 2016	117	119	Level 2
5.125% Notes due 2017	331	364	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.39%	64	62	Level 2
French Credit Agreements due 2018 - 1.43%	61	61	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	37	39	Level 3
Term Loan Agreement due 2019 - 6.315%	248	248	Level 3
Term Loan Agreement due 2019 - 6.84%	95	101	Level 3
Term Loan Agreement due 2020 - 5.223%	460	411	Level 3
Floating-rate 737 Aircraft Notes payable through 2020 - 3.97%	562	537	Level 3
Pass Through Certificates due 2022 - 6.24%	394	444	Level 2
7.375% Debentures due 2027	138	151	Level 2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2012 and 2011 are included below.

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

	Three months ended September 30,
	2012	2011	Change
Revenue passengers carried	28,318,779	28,208,036	0.4%
Enplaned passengers	34,913,698	35,010,060	(0.3)%
Revenue passenger miles (RPMs) (000s)(1)	27,162,606	27,322,289	(0.6)%
Available seat miles (ASMs) (000s)(2)	33,080,807	33,318,089	(0.7)%
Load factor(3)	82.1%	82.0%	0.1	pts
Average length of passenger haul (miles)	959	969	(1.0)%
Average aircraft stage length (miles)	697	690	1.0%
Trips flown	347,346	359,630	(3.4)%
Average passenger fare	$142.86	$143.03	(0.1)%
Passenger revenue yield per RPM (cents)(4)	14.89	14.77	0.8%
Operating revenue per ASM (cents)(5)	13.02	12.94	0.6%
Passenger revenue per ASM (cents)(6)	12.23	12.11	1.0%
Operating expenses per ASM (cents)(7)	12.87	12.26	5.0%
Operating expenses per ASM, excluding fuel (cents)	8.25	7.50	10.0%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.16	7.39	10.4%
Fuel costs per gallon, including fuel tax	$3.19	$3.23	(1.2)%
Fuel costs per gallon, including fuel tax, economic	$3.16	$3.18	(0.6)%
Fuel consumed, in gallons (millions)	478	490	(2.4)%
Active fulltime equivalent Employees	46,048	45,112	2.1%
Aircraft in service at period-end(8)	692	699	(1.0)%

	Nine months ended September 30,
	2012	2011	Change
Revenue passengers carried	82,738,949	76,437,631	8.2%
Enplaned passengers	101,278,271	94,040,092	7.7%
Revenue passenger miles (RPMs) (000s)(1)	78,053,971	72,402,024	7.8%
Available seat miles (ASMs) (000s)(2)	96,944,289	89,281,174	8.6%
Load factor(3)	80.5%	81.1%	(0.6)	pts
Average length of passenger haul (miles)	943	947	(0.4)%
Average aircraft stage length (miles)	694	679	2.2%
Trips flown	1,033,968	974,221	6.1%
Average passenger fare	$146.56	$142.27	3.0%
Passenger revenue yield per RPM (cents)(4)	15.54	15.02	3.5%
Operating revenue per ASM (cents)(5)	13.32	12.94	2.9%
Passenger revenue per ASM (cents)(6)	12.51	12.18	2.7%
Operating expenses per ASM (cents)(7)	12.77	12.32	3.7%
Operating expenses per ASM, excluding fuel (cents)	8.01	7.68	4.3%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.90	7.60	3.9%
Fuel costs per gallon, including fuel tax	$3.27	$3.17	3.2%
Fuel costs per gallon, including fuel tax, economic	$3.27	$3.16	3.5%
Fuel consumed, in gallons (millions)	1,404	1,307	7.4%
Active fulltime equivalent Employees	46,048	45,112	2.1%
Aircraft in service at period-end(8)	692	699	(1.0)%

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

(5) Calculated as operating revenue divided by available seat miles.  Also referred to as "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.

(6) Calculated as passenger revenue divided by available seat miles.  Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.

(7) Calculated as operating expenses divided by available seat miles.  Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.

(8) Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
	2012	2011	Change		2012	2011	Change
Fuel and oil expense, unhedged	$1,503	$1,549			$4,526	$4,125
Add: Fuel hedge losses included in Fuel
and oil expense	25	37			89	25
Fuel and oil expense, as reported	$1,528	$1,586			$4,615	$4,150
Deduct: Net impact from fuel contracts	(12)	(24)			(2)	(17)
Fuel and oil expense, non-GAAP	$1,516	$1,562	(2.9	) %	$4,613	$4,133	11.6%

Total operating expenses, as reported	$4,258	$4,086			$12,383	$11,004
Add (Deduct): Reclassification between Fuel and
oil and Other (gains) losses, net, associated with
current period settled contracts	4	3			(8)	(6)
Add (Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	(16)	(27)			6	(11)
Deduct: Acquisition and integration costs, net (a)	(145)	(22)			(168)	(95)
Deduct: Charge for asset impairments, net of
profitsharing	-	(14)			-	(14)
Total operating expenses, non-GAAP	$4,101	$4,026	1.9%		$12,213	$10,878	12.3%

Operating income, as reported	$51	$225			$532	$546
Add (Deduct): Reclassification between Fuel and
oil and Other (gains) losses, net, associated with
current period settled contracts	(4)	(3)			8	6
Add (Deduct): Contracts settling in the current
period, but for which gains and/or (losses)
have been recognized in a prior period*	16	27			(6)	11
Add: Acquisition and integration costs, net (a)	145	22			168	95
Add: Charge for asset impairments, net of
profitsharing	-	14			-	14
Operating income, non-GAAP	$208	$285	(27.0	) %	$702	$672	4.5%

Net income (loss), as reported	$16	$(140)			$343	$26
Add (Deduct): Mark-to-market impact from fuel
contracts settling in future periods	(37)	288			(193)	148
Add: Ineffectiveness from fuel hedges
settling in future periods	5	78			45	115
Add (Deduct): Other net impact of
fuel contracts settling in the current
or a prior period (excluding reclassifications)	16	27			(6)	11
Income tax impact of fuel contracts	10	(154)			60	(105)
Add: Acquisition and integration costs, net (b)	87	14			103	59
Add: Charge for asset impairments, net (b)	-	9			-	9
Net income, non-GAAP	$97	$122	(20.5	) %	$352	$263	33.8%

Net income (loss) per share, diluted, as reported	$0.02	$(0.18)			$0.45	$0.03
Add (Deduct): Net impact to net income above from fuel
contracts divided by dilutive shares	(0.01)	0.30			(0.13)	0.22
Add: Impact of special items, net (b)	0.12	0.03			0.14	0.09
Net income per share, diluted, non-GAAP	$0.13	$0.15	(13.3	) %	$0.46	$0.34	35.3%

Operating expenses per ASM (cents)	12.87	12.26			12.77	12.32
Deduct: Fuel expense divided by ASMs	(4.62)	(4.76)			(4.76)	(4.64)
Deduct: Impact of special items, net (a)	(0.44)	(0.12)			(0.17)	(0.12)
Operating expenses per ASM, non-GAAP,
excluding fuel and special items (cents)	7.81	7.38	5.8%		7.84	7.56	3.7%

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. These economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

For further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and Note 5 to the unaudited Condensed Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include expenses associated with the Company’s acquisition and integration of AirTran.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods.  As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results.  See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the AirTran acquisition.

Material Changes in Results of Operations

Overview

As discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, on May 2, 2011, the Company consummated its acquisition of AirTran.  For GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the acquisition date, while results of operations and cash flows prior to the acquisition date are only those of Southwest Airlines Co. and its subsidiaries.

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2012 and 2011 as follows:

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2012	2011	Percent Change	2012	2011	Percent Change
Net income	$16	$(140)	n.a	$343	$26	n.a.
Net income per share, diluted	0.02	(0.18)	n.a	0.45	0.03	n.a.
Operating income	51	225	(77.3)	532	546	(2.6)

Non-GAAP
Net income	$97	$122	(20.5)	$352	$263	33.8
Net income per share, diluted	0.13	0.15	(13.3)	0.46	0.34	35.3
Operating income	208	285	(27.0)	702	672	4.5

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The Company’s GAAP results for both the three and nine months ended September 30, 2012 and 2011 were significantly impacted by the non-cash adjustments recorded as a result of the Company’s portfolio of future derivative contracts utilized to hedge against jet fuel price volatility, as well as acquisition and integration costs associated with the Company’s 2011 acquisition of AirTran.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran.  In addition, the Company’s GAAP results for both the three and nine months ended September 30, 2012 included a $137 million third quarter 2012 charge associated with the Company’s agreement with Delta and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717s to Delta.  See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on this transaction.  Excluding the impact of these items, the Company’s net income on a non-GAAP basis declined 20.5 percent for third quarter 2012 compared to the same prior year period.  This decline primarily was a result of a 1.9 percent increase in non-GAAP operating expenses, while operating revenues remained relatively flat.  For the nine months ended September 30, 2012, the Company’s net income on a non-GAAP basis significantly exceeded its net income on a non-GAAP basis for the nine months ended September 30, 2011, primarily due to better 2012 revenue production.

The Company has implemented, and/or is in the midst of, several strategic initiatives that are intended to increase its revenues and reduce its unit costs.   The Company’s major strategic initiatives include:

•
The acquisition and integration of AirTran.  The 2011 acquisition of AirTran increased the Company’s fleet size by 140 aircraft and expanded the Company’s network into key U.S. markets such as Atlanta and Washington Reagan, and near-international locations such as the Caribbean and Mexico.  The Company has been able to produce significant synergies and continues to plan for net pre-tax annual synergies of $400 million in 2013 (excluding acquisition and integration expenses).  Significant changes are underway to AirTran’s route network, including the closure of several airports that proved unsustainable as a result of high fuel costs, and the re-deployment of aircraft in new markets.  In addition, during the first quarter of 2012, the Company obtained a single operating certificate from the FAA.  The Company has also continued the process of transferring AirTran aircraft to Southwest to be converted to the Southwest livery.  As of October 17, 2012, nine AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft.  In addition, the Company transitioned AirTran’s airport facilities in Seattle and Des Moines to Southwest in third quarter 2012 and plans to continue transitioning AirTran airport facilities to Southwest.

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

•
The addition of a larger aircraft, the Boeing 737-800, to Southwest’s fleet.  The Company is scheduled to receive a total of 34 Boeing 737-800s during 2012, of which 26 had been delivered as of October 17, 2012.  The Boeing 737-800 (i) is better suited for potential new destinations, including near-international locations, (ii) has the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports), and (iii) operates at a lower unit cost than aircraft in the Company’s existing fleet.

•
Fleet modernization efforts.  The Company announced in December 2011 that Southwest will be the first airline to accept delivery of Boeing’s new, more fuel-efficient 737 MAX aircraft, which is expected to enter service in 2017.  The Company placed orders for a total of 150 Boeing 737 MAX aircraft and added a total of 58 Boeing 737NG aircraft to its existing firm order book.  The 737 MAX is expected to reduce CO2 emissions and improve fuel burn by an additional 10 to 11 percent over today’s most fuel-efficient, single-aisle airplane.  In January 2012, the Company also announced it would retrofit its 737-700 fleet with an updated cabin interior.  Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible.  By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each 737-700 aircraft, along with more climate-friendly and cost-effective materials.  These retrofits for Southwest 737-700 aircraft began in March 2012 and are expected to be completed in 2013.  Over the next several years, AirTran aircraft that are transitioned to the Southwest fleet will also receive the new Evolve interior.  As of October 17, 2012, 156 of the Company’s 737-700 aircraft had been converted to the Evolve interior, including nine transitioned AirTran aircraft.  The Company has also made the decision to retrofit a portion of its 737-300 fleet with Evolve.

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

The Company has continued working towards creating a “codeshare” between the Southwest and AirTran reservations systems, which would allow Customers to book flights on either carrier through a single source and to book connecting itineraries between the two carriers.  This project is expected to be completed in 2013.  Progress also continues on the integration of Southwest’s and AirTran’s unionized workforce.  During third quarter 2012, the International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”), which represents the Customer Service Agents and Customer Representatives at both Southwest and AirTran, announced it had reached a decision regarding the methodology for integrating the seniority lists of the two merging workgroups.  The decision by IAM 142 is not subject to a vote by the respective workgroups.  In addition, during October 2012, a settlement agreement was reached for integrating the seniority lists of the Company’s Material Specialists at Southwest and AirTran.  Based on these agreements, all Southwest and AirTran workgroup seniority integration methodologies have now been resolved.  The Company’s Pilots, Flight Attendants, Mechanics, Flight Instructors, Dispatchers, and Ramp, Operations, Provisioning, and Freight Agents have also successfully completed the seniority integration negotiation process.

During third quarter 2012, Southwest initiated service to both Akron-Canton and Dayton Airports in Ohio, which complements existing AirTran service to those cities.  From Akron-Canton, Southwest offers two daily roundtrip flights to Chicago Midway Airport and one daily roundtrip flight to Denver.  From Dayton, Southwest offers one daily roundtrip flight to Denver.  Southwest also announced it would begin service to Branson, Missouri in March 2013, which would represent Southwest’s 79th destination.  Southwest will offer daily roundtrip service to Branson from Dallas Love Field, Houston Hobby, and Chicago Midway Airports, and will provide Saturday-only service to Orlando, Florida.  These new flights will also complement existing AirTran service between Branson and Atlanta, Georgia.

The Company plans to continue its route network and schedule optimization efforts, but does not expect to grow its overall fleet size for 2012.  Along with its expected receipt of 34 Boeing 737-800 aircraft deliveries during 2012, the Company also expects to retire approximately 38 of its older Boeing 737-300s and 737-500s and currently expects 2012 ASMs to approximate the combined 2011 ASMs of Southwest and AirTran, including during the pre-acquisition period from January 1, 2011 to May 1, 2011 for AirTran.

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011

Operating Revenues

Operating revenues for third quarter 2012 decreased by $2 million, which was relatively flat compared to third quarter 2011.  Based on traffic and revenue trends thus far in October, the Company currently expects a solid year-over-year increase in operating unit revenues in fourth quarter 2012.

Passenger revenues for third quarter 2012 increased 0.3 percent on a dollar basis.  The majority of the increase in passenger revenues was attributable to higher passenger yields, as the Company implemented fare increases in an attempt to buffer a portion of the impact of high fuel costs and also benefitted from a higher portion of revenues from business partners being classified as Passenger revenues.  The Company’s load factor in third quarter 2012 was relatively flat compared to third quarter 2011.  As of October 17, 2012, October passenger unit revenues were running ahead of the comparable year ago period by approximately four percent.

Freight revenues for third quarter 2012 increased by $4 million, or 11.4 percent, compared to third quarter 2011, primarily due to an increase in shipments as a result of better demand than in third quarter 2011.  The Company currently expects Freight revenues for fourth quarter 2012 to increase slightly as compared to fourth quarter 2011.

Other revenues for third quarter 2012 decreased by $18 million, or 7.4 percent, compared to third quarter 2011, the majority of which was due to a higher portion of revenues from business partners being classified as Passenger revenues.  The classification of such amounts is influenced by average fares, among other factors. Based on current trends, the Company expects Other revenues for fourth quarter 2012 to increase slightly as compared to fourth quarter 2011.

Operating expenses

Operating expenses for third quarter 2012 increased by $172 million, or 4.2 percent, compared to third quarter 2011, while capacity decreased 0.7 percent over the same period.  Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs.  However, third quarter 2012 was affected by increases in certain other operating expenses which were not driven by capacity, such as a large increase in acquisition and integration expenses.  The following table presents the Company’s Operating expenses per ASM for the third quarters of 2012 and 2011, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended September 30,				Per-ASM		Percent
(in cents, except for percentages)	2012		2011		change		change
Salaries, wages, and benefits	3.59	¢	3.44	¢	.15	¢	4.4%
Fuel and oil	4.62		4.76		(.14)		(2.9)
Maintenance materials
and repairs	.91		.82		.09		11.0
Aircraft rentals	.28		.27		.01		3.7
Landing fees and other rentals	.84		.77		.07		9.1
Depreciation and amortization	.65		.57		.08		14.0
Acquisition and integration	.44		.07		.37		n.a.
Other operating expenses	1.54		1.56		(.02)		(1.3)

Total	12.87	¢	12.26	¢	.61	¢	5.0%

On a dollar basis, Operating expenses increased by 4.2 percent for third quarter 2012 compared to third quarter 2011, primarily due to increases in Salaries, wages, and benefits, Maintenance materials and repairs, and Acquisition and integration expenses.  Operating expenses per ASM (unit costs) for third quarter 2012 increased 5.0 percent compared to third quarter 2011 primarily due to higher Acquisition and integration expense associated with AirTran, including the $137 million charge recorded as a result of the Boeing B717 transaction with Delta.  See Notes 2 and 8 to the unaudited Condensed Consolidated Financial Statements.  On a non-GAAP basis, the Company’s third quarter 2012 Operating expenses per ASM, excluding fuel, increased 5.8 percent compared to third quarter 2011, primarily due to higher Salaries, wages, and benefits, maintenance, and depreciation and amortization expenses.  Based on current cost trends, the Company expects fourth quarter 2012 unit costs, excluding fuel, profitsharing, and special items, to increase approximately 6.0 percent compared to fourth quarter 2011’s unit costs, excluding fuel, profitsharing, and special items.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for third quarter 2012 increased by $43 million, or 3.8 percent, compared to third quarter 2011.  Salaries, wages and benefits expense per ASM for third quarter 2012 increased 4.4 percent compared to third quarter 2011.  The majority of these increases was a result of higher wage rates for the majority of the Company’s workforce compared to third quarter 2011.  Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM in fourth quarter 2012, excluding profitsharing, to increase from fourth quarter 2011’s 3.60 cents, primarily due to higher wage rates.

Fuel and oil expense for third quarter 2012 decreased by $58 million, or 3.7 percent, compared to third quarter 2011.   On a per-ASM basis, third quarter 2012 Fuel and oil expense decreased 2.9 percent versus third quarter 2011.  Both the nominal dollar and unit cost decreases were primarily due to better efficiency, as gallons consumed decreased 2.4 percent compared to third quarter 2011; while year-over-year capacity was down only 0.7 percent. The improvement in fuel efficiency was primarily due to the Company continuing to replace older Classic Fleet (737-300s and 737-500s) aircraft with new next-generation 737s.  As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $25 million in third quarter 2012 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $37 million recognized in Fuel and oil expense in third quarter 2011.  These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $13 million paid to counterparties in the third quarter of each year.  These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of October 17, 2012, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption for the following periods:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI/Brent crude-equivalent price levels
2013	less than 15%
2014	approx. 50%
2015	approx. 30%
2016	approx. 15%

As a result of applying hedge accounting in prior periods the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in future periods when the underlying fuel derivative contracts settle.  The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties— See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2012, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

	Fair value	Amount of gains
	(liability) of fuel	(losses) deferred
	derivative contracts	in AOCI at September 30,
Year	at September 30, 2012	2012 (net of tax)
Fourth quarter 2012	$(29)	$(21)
2013	(9)	(87)
2014	87	51
2015	49	(31)
2016	35	5
Total	$133	$(83)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.  Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for fourth quarter 2012, first half of 2013,  and second half of 2013 jet fuel prices at different crude oil assumptions as of October 17, 2012, and for expected premium costs associated with settling contracts each period.

		Estimated difference in economic jet fuel price per gallon,
		above/(below) unhedged market prices, including taxes
	Average WTI Crude Oil
	price per barrel	4Q 2012	1Q 2013	2013
	$60		$0.25	$0.07
	$70		$0.07	$0.02
	$80		$0.03	$0.01
	Current Market (1)	(2)	$0.03	$0.01
	$100		$0.00	$0.00
	$110		($0.08)	($0.02)
	$125		($0.14)	($0.04)

	Estimated Premium Costs (3)	$3 million	$13 million	$68 million

(1)	WTI crude oil average market prices as of October 15, 2012 were approximately $92, $94 and $94 per barrel for fourth quarter 2012, first quarter 2013 and full year 2013, respectively.

(2)
For fourth quarter 2012, the Company's estimated fuel consumption is not covered by fuel derivative contracts due to settling its fourth quarter 2012 contracts in advance of their original settlement dates.  Therefore, the Company has effectively locked-in an above market amount of $0.09 per gallon, regardless of the price of jet fuel during fourth quarter 2012.

(3)	Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for third quarter 2012 increased by $28 million, or 10.3 percent, compared to third quarter 2011.  On a per-ASM basis, Maintenance materials and repairs expense for third quarter 2012 increased 11.0 percent compared to third quarter 2011. These increases were primarily attributable to higher engine repair costs on the 737-700 fleet, as well as costs associated with the Company’s Evolve retrofit program, which began in March 2012.  The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2012 to increase from fourth quarter 2011’s results primarily due to continued Evolve retrofits; but to decrease slightly from third quarter 2012 due to timing of scheduled maintenance.

Aircraft rentals expense for third quarter 2012 increased by $2 million, or 2.2 percent, compared to third quarter 2011.  On a per-ASM basis compared to third quarter 2011, Aircraft rentals expense in third quarter 2012 increased 3.7 percent. These increases were primarily due to expense associated with five Boeing 737-800 aircraft received during second quarter 2012 that are accounted for as operating leases.  The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2012 to be comparable to third quarter 2012’s results.

Landing fees and other rentals expense for third quarter 2012 increased by $21 million, or 8.2 percent, compared to third quarter 2011.  On a per-ASM basis compared to third quarter 2011, Landing fees and other rentals expense increased 9.1 percent.  The majority of these increases were due to an increase in rates charged by two airports, Las Vegas and Sacramento, for space rentals versus the same prior year period.  The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2012 to increase from third quarter 2012’s results due to increased space rentals and airport rate increases.

Depreciation and amortization expense for third quarter 2012 increased by $26 million, or 13.6 percent, compared to third quarter 2011.  Approximately 90 percent of this increase was due to a reduction in salvage values for the Company’s Classic Fleet, coupled with an acceleration of depreciation expense associated with aircraft in the Company’s Classic Fleet that have been retired or are expected to be retired during 2012, based on the Company’s current fleet plans.  See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the change in salvage values.  In addition, approximately 10 percent of the increase was due to the net purchases of 23 owned aircraft (737-800s and 737-700s) during the twelve months ended September 30, 2012.  On a per-ASM basis, Depreciation and amortization expense increased 14.0 percent compared to third quarter 2011, primarily due to the acceleration of depreciation expense associated with aircraft that are currently expected to be retired during 2012, based on the Company’s current fleet plans, coupled with the reduction in salvage values for the Company’s Classic Fleet.  For fourth quarter 2012, the Company currently expects Depreciation and amortization expense per ASM to be comparable to third quarter 2012’s results.

For third quarter 2012, the Company incurred $145 million of Acquisition and integration costs related to the acquisition of AirTran compared to $22 million in third quarter 2011. The third quarter 2012 costs primarily consisted of $137 million associated with the Company’s lease/sublease transaction for AirTran’s Boeing 717-200 fleet.  Other integration-related costs included Employee training and facility integration expenses. See Notes 2 and 8 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for third quarter 2012 decreased by $13 million, or 2.5 percent, compared to third quarter 2011, and decreased 1.3 percent on a per-ASM basis compared to third quarter 2011.  The majority of these decreases was the result of a $17 million asset impairment in third quarter 2011 related to the Company’s decision not to equip its Classic (737-300) aircraft with Required Navigation Performance (RNP) capabilities. For fourth quarter 2012, the Company currently expects Other operating expenses per ASM to increase from fourth quarter 2011’s results, primarily due to higher advertising expenses.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for third quarter 2012 decreased by $15 million, or 30.0 percent, compared to third quarter 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011 and $385 million 6.5% notes in March 2012.  For fourth quarter 2012, the Company expects interest expense to be comparable to third quarter 2012’s results.

Capitalized interest for third quarter 2012 increased by $2 million, or 66.7 percent, compared to third quarter 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,
(in millions)	2012	2011
Mark-to-market impact from fuel contracts settling in future periods	$(37)	$288
Ineffectiveness from fuel hedges settling in future periods	5	78
Realized ineffectiveness and mark-to-market (gains) or losses	4	3
Premium cost of fuel contracts	15	36
Other	3	-
	$(10)	$405

Income Taxes

The Company’s effective tax rate was approximately 51.5 percent in third quarter 2012 compared to 38.1 percent in third quarter 2011.  The higher rate in third quarter 2012 was due to the impact of a slight increase in the Company’s full year 2012 expected tax rate had on the Company’s relatively low net income for third quarter 2012.  The Company currently projects a full year 2012 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011

Operating Revenues

Operating revenues for the nine months ended September 30, 2012, increased by $1.4 billion, or 11.8 percent, compared to the first nine months of 2011.  The majority of the increase was due to the fact that the first nine months of 2012 results include nine full months of AirTran Operating revenues, while the first nine months of 2011 results only include AirTran Operating revenues following the May 2, 2011 acquisition date.  Excluding the results of AirTran in both periods, Operating revenues for the nine months ended September 30, 2012 increased by 5.6 percent on a dollar basis compared to the first nine months of 2011, primarily due to a 5.5 percent increase in Southwest’s passenger revenues.  The majority of the increase in passenger revenues was attributable to higher passenger yields, as the Company implemented fare increases in an attempt to buffer a portion of the impact of high fuel costs.  The remainder of the increase primarily was due to the 2.1 percent increase in Southwest’s capacity, versus the first nine months of 2011.  In the first nine months of 2012, Southwest’s passenger revenue yields increased 3.4 percent, and average passenger fare increased 2.9 percent, compared to the first nine months of 2011.  In addition to the fare increases the Company has been able to implement and other revenue management techniques, the year-over-year increase in passenger revenues benefitted from continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its product and services from competitors.  This increase in passenger revenues was partially offset by a slight decrease in the Company’s load factor, partially due to the impact of higher airfares on Customer demand.

Freight revenues for the first nine months of 2012 increased by $15 million, or 14.6 percent, compared to the first nine months of 2011, primarily due to an increase in shipments as a result of better domestic economic conditions than the prior year.

Other revenues for the first nine months of 2012 increased by $98 million, or 17.1 percent, compared to the first nine months of 2011, of which approximately $78 million was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Other revenues following the acquisition date.  Excluding the results of AirTran in both periods, Other revenues for the first nine months of 2012 increased by 5.0 percent on a dollar basis compared to the first nine months of 2011.  This increase was due to increased revenues from initiatives, such as the Company’s EarlyBird product, for which Customers can pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and pets. Southwest’s EarlyBird product and service charges for unaccompanied minors, pets, and excess bags contributed $165 million to Other revenues in the nine months ended September 30, 2012 versus $147 million generated from these products during the nine months ended September 30, 2011. The year-over-year increase in Other revenues from these initiatives and other ancillary revenue sources was partially offset by a year-over-year increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenues as opposed to Other revenues. The classification of such amounts is influenced by average fares, among other factors. Other revenues for the first nine months of 2012 included approximately $113 million in baggage fees collected from AirTran Customers, versus approximately $74 million in baggage fees for the nine months ended September 30, 2011.

Operating expenses

Operating expenses for the first nine months of 2012 increased by $1.4 billion, or 12.5 percent, compared to the first nine months of 2011, while capacity increased 8.6 percent compared to the first nine months of 2011.  The increase in consolidated operating expenses was primarily due to the inclusion of AirTran’s operating expenses following the acquisition.  Historically, except for changes in the price of fuel, changes in operating expenses for airlines are largely driven by changes in capacity, or ASMs.  The following table presents the Company’s operating expenses per ASM for the first nine months of 2012 and 2011, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2012		2011		change		change
Salaries, wages, and benefits	3.67	¢	3.61	¢	.06	¢	1.7%
Fuel and oil	4.76		4.64		.12		2.6
Maintenance materials
and repairs	.89		.80		.09		11.3
Aircraft rentals	.28		.24		.04		16.7
Landing fees and other rentals	.82		.79		.03		3.8
Depreciation and amortization	.64		.59		.05		8.5
Acquisition and integration	.17		.11		.06		54.5
Other operating expenses	1.54		1.54		-		-

Total	12.77	¢	12.32	¢	.45	¢	3.7%

On a dollar basis, excluding the results for AirTran in both periods, Operating expenses increased by 6.3 percent for the first nine months of 2012 compared to the first nine months of 2011, the majority was due to a higher average jet fuel cost per gallon, higher Depreciation and amortization, higher Salaries, wages, and benefits, and higher Acquisition and integration expenses.  See Notes 2 and 8 to the unaudited Condensed Consolidated Financial Statements for further information on Acquisition and integration expenses.  On a per-ASM basis, Operating expenses (unit costs) for the first nine months of 2012 increased 3.7 percent compared to the first nine months of 2011.  Approximately 27 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs, as the Company’s average jet fuel cost per gallon increased 3.2 percent to $3.27, including the impact of hedging activity.  The remainder of this increase was primarily due to higher Maintenance materials and repairs and Acquisition and integration expenses.  On a non-GAAP basis, the Company’s Operating expenses per ASM for the first nine months of 2012, excluding fuel, increased by 3.7 percent compared to the first nine months of 2011.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the nine months ended September 30, 2012, increased by $326 million, or 10.1 percent, compared to the nine months ended September 30, 2011.  Approximately $172 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Salaries, wages, and benefits expense following the acquisition date.  Excluding the results of AirTran in both periods, Salaries, wages, and benefits expense increased by 5.2 percent on a dollar basis for the first nine months of 2012 compared to the first nine months of 2011.  Approximately 64 percent of this year-over-year increase was a result of higher salaries expense, primarily due to an increase in average wage rates, coupled with a 7.8 percent increase in fulltime equivalent Employees.  In addition, approximately eight percent of the increase was due to an increase in profitsharing expense resulting from higher income available for profitsharing.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging.  On a per-ASM basis, consolidated Salaries, wages, and benefits expense for the first nine months of 2012 increased 1.7 percent compared to the first nine months of 2011.  On a per-ASM basis, the majority of this increase was due to the increase in profitsharing expense.

Fuel and oil expense for the nine months ended September 30, 2012, increased by $465 million, or 11.2 percent, compared to the nine months ended September 30, 2011.  Approximately $327 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Fuel and oil expense following the acquisition date.  Excluding the results of AirTran in both periods, Fuel and oil expense for the first nine months of 2012 increased 3.8 percent on a dollar basis versus the first nine months of 2011.  On a per-ASM basis, Fuel and oil expense for the first nine months of 2012 increased by 2.6 percent versus the first nine months of 2011.  Both of these increases were primarily due to a 3.2 percent increase in the Company’s average fuel cost per gallon.  As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $89 million in the first nine months of 2012 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $25 million recognized in Fuel and oil expense in the first nine months of 2011.  These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $87 million paid to counterparties in the first nine months of 2012 versus $8 million paid to counterparties for the first nine months of 2011.  These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.  See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the nine months ended September 30, 2012, increased by $145 million, or 20.2 percent, compared to the nine months ended September 30, 2011.  Approximately $103 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Maintenance materials and repairs expense following the acquisition date.  Excluding the results of AirTran in both periods, Maintenance materials and repairs expense for the first nine months of 2012 increased 6.9 percent on a dollar basis compared to the first nine months of 2011.  The majority of the increase was attributable to higher airframe and component expense associated with the Company’s ongoing Evolve modifications which began in first quarter 2012.  On a per-ASM basis, Maintenance materials and repairs expense for the first nine months of 2012 increased 11.3 percent compared to the first nine months of 2011, as a result of higher airframe and component expense associated with the Evolve program.

Aircraft rentals expense for the nine months ended September 30, 2012, increased by $56 million, or 26.2 percent, compared to the nine months ended September 30, 2011.  There was an increase of $61 million due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Aircraft rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, as well as the impact of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran Boeing 717 leases, Aircraft rentals expense for the first nine months of 2012 increased approximately 5.6 percent compared to the first nine months of 2011.  See Note 2 to the unaudited Condensed Consolidated Financial Statements.  On a per-ASM basis, Aircraft rentals expense for the first nine months of 2012 increased 16.7 percent compared to the first nine months of 2011.  This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet.

Landing fees and other rentals expense for the nine months ended September 30, 2012, increased by $86 million, or 12.2 percent, compared to the nine months ended September 30, 2011.  Approximately $38 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Landing fees and other rentals expense following the acquisition date.  Excluding the results of AirTran in both periods, Landing fees and other rentals expense for the first nine months of 2012 increased by 7.4 percent on a dollar basis compared to the first nine months of 2011.  The majority of the dollar increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period.  On a per-ASM basis, Landing fees and other rentals expense for the first nine months of 2012 increased by 3.8 percent compared to the first nine months of 2011 primarily due to higher rates paid for airport space.

Depreciation and amortization expense for the nine months ended September 30, 2012, increased by $97 million, or 18.5 percent, compared to the nine months ended September 30, 2011.  Approximately $18 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Depreciation and amortization expense following the acquisition date.  Excluding the results of AirTran in both periods, Depreciation and amortization expense for the first nine months of 2012 increased 15.9 percent on a dollar basis compared to the first nine months of 2011.  Approximately 35 percent of this increase was due to an acceleration of depreciation expense associated with aircraft in the Company’s Classic Fleet that have been retired or are currently expected to be retired during 2012, based on the Company’s current fleet plans.  Approximately 25 percent of this increase was due to a reduction in salvage values for the Company’s Classic Fleet effective in July 2012.  See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on these changes in estimates.  In addition, approximately 19 percent of this increase was due to the net purchases of 23 owned aircraft (737-800s and 737-700s) during the twelve months ended September 30, 2011.  On a per-ASM basis, Depreciation and amortization expense for the first nine months of 2012 increased by 8.5 percent compared to the first nine months of 2011, primarily due to the acceleration of depreciation expense associated with the Company’s 737-300s and 737-500s that have been retired thus far in 2012 or are expected to be retired later in 2012, coupled with a reduction in salvage values for the Company’s Classic Fleet.

For the first nine months of 2012, the Company incurred $168 million of Acquisition and integration costs related to the acquisition of AirTran compared to $97 million in the first nine months of 2011. These 2012 costs primarily consisted of costs associated with the Company’s lease/sublease transaction for AirTran’s Boeing 717-200 fleet, consulting, flight crew training, seniority integration, and facility integration expenses. See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for the nine months ended September 30, 2012, increased by $133 million, or 9.7 percent, compared to the nine months ended September 30, 2011.  Approximately $81 million of this increase was due to the inclusion of the full nine months of AirTran results in 2012, while the first nine months of 2011 results only include AirTran Other operating expenses following the acquisition date.  Excluding the results of AirTran in both periods, Other operating expenses for the first nine months of 2012 increased 4.9 percent on a dollar basis compared to the first nine months of 2011.  Approximately 60 percent of this increase was due to consulting and other outside services costs associated with completed and ongoing projects related to the Company’s strategic initiatives as previously discussed.  On a per-ASM basis, Other operating expenses for the first nine months of 2012 were flat compared to the first nine months of 2011.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.  Interest expense for the first nine months of 2012 decreased by $31 million, or 21.7 percent, compared to the first nine months of 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011 and $385 million 6.5% notes in March 2012.

Capitalized interest for the first nine months of 2012 increased by $8 million, or 100.0 percent, compared to the first nine months of 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first nine months of 2012 decreased by $3 million, or 37.5 percent, compared to the first nine months of 2011, primarily due to lower rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities.  See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s hedging activities.  The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30,
(in millions)	2012	2011
Mark-to-market impact from fuel contracts settling in future periods	$(193)	$148
Ineffectiveness from fuel hedges settling in future periods	45	115
Realized ineffectiveness and mark-to-market (gains) or losses	(8)	(6)
Premium cost of fuel contracts	33	93
Other	4	1
	$(119)	$351

Income taxes

The Company’s effective tax rate was approximately 39 percent for the first nine months of 2012, compared to approximately 62 percent for the first nine months of 2011.  The higher rate for the first nine months of 2011 primarily was driven by a portion of acquisition-related costs being non-deductible, additional income tax expense of $5 million as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009, and a first quarter 2011 $2 million charge as a result of a State of Illinois tax law change.

Liquidity and Capital Resources

Net cash provided by operating activities was $464 million for the three months ended September 30, 2012, compared to $218 million used in operating activities in the same prior year period.  For the nine months ended September 30, 2012, net cash provided by operating activities was $1.8 billion compared to $985 million provided by operating activities in the first nine months of 2011.  The operating cash flows for the nine months ended September 30, 2012 were largely impacted by the Company’s results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, Accounts payable and Accrued liabilities, and collateral received from fuel derivative counterparties.  For the nine months ended September 30, 2012, in addition to net income (as adjusted for noncash depreciation and amortization expense), there was a $688 million increase in Air traffic liability as a result of bookings for future travel, and higher sales of points to business partners in the Company’s frequent flyer program, and a net $114 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities due to timing of payments.   For the nine months ended September 30, 2011, there was a $485 million increase in Air traffic liability as a result of bookings for future travel and a net $266 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities.  Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital.

Net cash used in investing activities during the three months ended September 30, 2012 totaled $277 million, versus $137 million used in investing activities in the same prior year period.  For the nine months ended September 30, 2012, net cash used in investing activities was $644 million, compared to $957 million used in the same prior year period.  Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company’s short-term investments and noncurrent investments.  During the nine months ended September 30, 2012, the Company’s short-term and noncurrent investments decreased by a net $274 million, versus a net increase of $374 million during the same prior year period.

Net cash used in financing activities during the three months ended September 30, 2012 was $102 million, compared to $224 million used in financing activities for the same period in 2011.  For the nine months ended September 30, 2012, net cash used in financing activities was $850 million compared to $273 million used in financing activities in the same prior year period.  During the nine months ended September 30, 2012, the Company repaid $517 million in debt and capital lease obligations that came due and repurchased approximately $325 million of its outstanding common stock through a share repurchase program.  During the nine months ended September 30, 2011, the Company repaid $110 million in debt and capital lease obligations that came due, repurchased approximately $175 million of its outstanding common stock through a share repurchase program, and also used $81 million in cash to repay convertible noteholders. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company’s interest rate derivative activities.

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

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements.  During the nine months ended September 30, 2012, the Company purchased 20 new 737-800 aircraft from Boeing (one of which will not enter active service until fourth quarter 2012), leased five new 737-800 aircraft from a third party, and retired 30 of its older 737-300 and 737-500 aircraft from service.  The Company currently plans to retire eight additional 737-300 and/or 737-500 aircraft from its current fleet during the remainder of 2012, which would result in the Company ending the year with 694 aircraft.  As of October 17, 2012, the Company had the following scheduled aircraft deliveries:

	The Boeing Company						The Boeing Company
	737NG						737MAX
	-700		-800
	Firm		Firm		Additional		Firm
	Orders		Orders	Options	-800s		Orders		Options	Total
2012			29		5					34	(2)
2013			20							20
2014	5		24	15						44
2015	36			12						48
2016	31			12						43
2017	30			25			4			59
2018	25			28			15			68
2019							33			33
2020							34			34
2021							34		18	52
2022							30		19	49
2023									23	23
2024									23	23
Through 2027									67	67
Total	127	(1)	73	92	5	(3)	150	(4)	150	597

(1) The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(2) Includes 26 aircraft delivered as of October 17, 2012.
(3) New delivery leased aircraft.
(4) The Company has the right, under certain conditions, including Boeing's decision to manufacture a MAX 7 aircraft, to substitute MAX 7 aircraft in place of future MAX 8 deliveries.

The Company’s financial commitments associated with the firm orders in the above aircraft table are as follows:  $255 million remaining in 2012, $649 million in 2013, $967 million in 2014, $1.2 billion in 2015, $1.3 billion in 2016, and $7.9 billion thereafter.

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

The following table details information on the active aircraft in the Company’s fleet that were in service as of September 30, 2012:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	11	88	8	80
737-300	137	20	136	84	52
737-500	122	21	20	11	9
737-700	137 or 143	8	424	379	45
737-800	175	-	24	19	5
TOTALS			692	501	191

The Company expects to incur approximately $550 million in integration and acquisition costs associated with the AirTran acquisition, approximately 55 percent of which has been recorded through September 30, 2012.  These costs have been, and are expected to continue to be, funded with cash from operations.  The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.2 billion as of September 30, 2012, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million that expires in April 2016, will enable it to meet these future integration expenditures.  However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements.  The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  In May 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million.  During the three months ended September 30, 2012, the Company purchased approximately 6 million shares of its common stock for approximately $50 million, which brings its cumulative purchases under this program since the August 2011 authorization to approximately 65 million shares for approximately $550 million of the $1 billion in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s strategic initiatives and related financial and operational goals and expectations;
•
the Company’s plans with respect to its acquisition of AirTran and related financial and operational goals and expectations, including without limitation anticipated integration timeframes and expected benefits and costs associated with the acquisition;

•	the Company’s fleet plans, including its fleet modernization plans, and related financial and operational goals expectations;
•	the Company’s growth plans and expectations, including its network and capacity plans and expectations;
•	the Company’s financial outlook and projected results of operations;
•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;
•	the Company’s expectations with respect to liquidity, including anticipated needs for, and sources of, funds;
•	the Company’s assessment of market risks; and
•	the Company’s plans and expectations related to legal proceedings.

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

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company’s fuel hedging strategies and positions;
•	the Company’s ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•	the Company’s ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;
•	the Company’s ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•	the Company’s dependence on third parties with respect to certain of its initiatives, in particular its fleet plans;
•	the impact of governmental and other regulation on the Company’s operations; and
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments.  At September 30, 2012, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held from counterparties, was an asset of $133 million.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of September 30, 2012, the Company had seven counterparties with which the derivatives held were a net asset, totaling $159 million, and two counterparties with which the derivatives held were a net liability, totaling $26 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At September 30, 2012, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2012, there were no cash collateral deposits held by the Company. At September 30, 2012, there were $13 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions and netted against current fuel derivative instruments within Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet. No aircraft were pledged as collateral with such counterparties at September 30, 2012.  Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does have some exposure to future cash collateral requirements.  As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2012, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $512 million in cash collateral, post $120 million in aircraft collateral, and post $31 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that some of the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection.  A portion of fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (“WTI”).  In some historical periods, however, the spread between WTI and jet fuel has widened, which has led to more of the Company’s hedges being ineffective.  Jet fuel prices have been more closely correlated with changes in the price of Brent crude oil (“Brent”).  To the extent the spread between jet fuel and WTI stays at current levels or widens further, some of the Company’s hedges could continue to be ineffective and not provide adequate protection against jet fuel price volatility.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information about market risk, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company’s fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, several nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion.  Although the original period for fact and expert discovery had ended, on February 3, 2012, the Court granted plaintiffs’ motion for supplemental discovery.  The period for supplemental discovery against AirTran ended on May 3, 2012, but Delta was ordered to produce certain additional documents by July 16, 2012.  AirTran and Delta moved for summary judgment on all of plaintiffs’ remaining claims on August 31, 2012.  On September 12, 2012, plaintiffs moved to compel Delta to search for and produce additional documents, and the Court has suspended the briefing schedule for the motions for summary judgment while it considers the motion to compel.  The motion to compel has been fully briefed and has been submitted to the Court for decision.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
July 1, 2012 through
July 31, 2012	5,598,900	$8.81	5,598,900	$450,713,208
August 1, 2012 through
August 31, 2012	76,100	$9.18	76,100	$450,014,922
September 1, 2012 through
September 30, 2012	-	$-	-	$450,014,922
Total	5,675,000		5,675,000

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

Item 3.                                Defaults Upon Senior Securities

None

Item 4.                                Mine Safety Disclosures

Not applicable

Item 5.                                Other Information

None

Item 6.                                   Exhibits
3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 78 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 79 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

a)	Exhibits

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

SOUTHWEST AIRLINES CO.

October 26, 2012	By	/s/ Tammy Romo

Tammy Romo
Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19,
2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).
10.1	Supplemental Agreement No. 78 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 79 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial
Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.