Form 10-K
period 2012-12-31
SOUTHWEST AIRLINES CO
filed 2013-02-07
CIK 92380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,841,926,245 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 29, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter.

Number of shares of common stock outstanding as of the close of business on February 4, 2013: 728,096,579 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 15, 2013, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Company Overview

Southwest Airlines Co. (the “Company”) operates Southwest Airlines (“Southwest”) and AirTran Airways (“AirTran”), major passenger airlines that provide scheduled air transportation in the United States and near-international markets. For the 40th consecutive year, the Company was profitable, earning $421 million in net income.

Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Including the operations of both Southwest and AirTran, the Company ended 2012 serving 97 destinations in 41 states, the District of Columbia, the Commonwealth of Puerto Rico, and six near-international countries including Mexico (Cancun, Mexico City, and Cabo San Lucas), Jamaica (Montego Bay), The Bahamas (Nassau), Aruba (Oranjestad), Dominican Republic (Punta Cana), and Bermuda. At December 31, 2012, the total fleet operated by Southwest and AirTran combined consisted of 694 aircraft, including 606 Boeing 737s and 88 Boeing 717s.

In 2012 Southwest added service to two new states (Georgia and Iowa) and six new airports: Hartsfield-Jackson Atlanta International Airport; Akron-Canton Regional Airport; Dayton International Airport; Des Moines International Airport; Key West International Airport; and Ronald Reagan Washington National Airport. During 2012, AirTran added new destinations, Mexico City and Cabo San Lucas, and new international service from Denver, Colorado; Chicago, Illinois; Austin, Texas; San Antonio, Texas; and Orange County, California.

The Company has also announced its plans to expand Southwest service to two new states (Maine and Kansas) and seven new U.S. cities in 2013, including Branson, Missouri; Charlotte, North Carolina; Flint, Michigan; Rochester, New York; Portland, Maine; Wichita, Kansas; and Grand Rapids, Michigan. In addition, Southwest has announced plans to commence service in April 2013 to San Juan, Puerto Rico, Southwest’s first service outside of the continental United States. Based on the most recent data available from the U.S. Department of Transportation, as of September 30, 2012, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.

Southwest principally provides point-to-point, rather than hub-and-spoke, service. This has enabled it to maximize the use of key assets, including aircraft, gates, and Employees, and has also facilitated its ability to provide its markets with frequent, conveniently timed flights and low fares. Point-to-point service is discussed in more detail below under “Company Operations — Route Structure.” AirTran principally provides hub-and-spoke, rather than point-to-point, service, with approximately half of AirTran’s flights currently originating or terminating at its largest base of operation in Atlanta, Georgia. AirTran also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Hub-and-spoke service is discussed in more detail below under “Company Operations — Route Structure.”

Industry

The airline industry is extremely volatile and is subject to various challenges. Among other things, it is cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry is also particularly susceptible to detrimental events such as acts of terrorism, poor weather, and natural disasters. From 2001 through 2011 total financial losses for the U.S. airline industry exceeded $50 billion. These losses were driven by factors such as 9/11, the worst economic recession in aviation history, and a worldwide credit crisis. In addition, in recent years the industry has been particularly negatively affected by an uncertain economy and high and volatile fuel prices. These factors have contributed to volatile and unpredictable demand for air travel and related cost and pricing challenges. Passenger demand in the airline industry’s shorthaul markets, in particular, has been negatively affected by higher fares associated with high fuel prices. Fuel costs alone have risen over 400 percent from 2002 levels. As a result, several U.S. airlines have ceased operations or reorganized through bankruptcy.

Although the U.S. economy has experienced a moderate recovery since emerging from recession in 2009, and the U.S. airline industry showed moderate improvement during 2012, economic uncertainty continued to impact the airline industry in 2012, which resulted in continued industry restraint with respect to overall capacity (number of available seats). Although some U.S. air carriers experienced year-over-year increases in capacity during 2012, most large major U.S. air carriers experienced relatively flat or slightly reduced capacity in 2012 compared to 2011. In addition, overall domestic airline industry capacity in 2012 was relatively flat compared to 2011 and remained below pre-recession levels. The leaner flight schedules over the past several years, along with continued industry consolidation, have led to improvements in industry load factors (percentage of seats filled by fare-paying passengers) and yields (revenue production per passenger mile).

Company Operations

Route Structure

General

Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. Any issue at a hub, such as bad weather or a security problem, can create delays throughout the system. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct non-stop routing than hub-and-spoke service. For 2012, approximately 72 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 678 miles with an average duration of approximately 1.9 hours. For 2011, approximately 71 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 664 miles with an average duration of approximately 1.8 hours.

Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 25 weekday roundtrips from Dallas Love Field to Houston Hobby, 13 weekday roundtrips from Phoenix to Las Vegas, 14 weekday roundtrips from Burbank to Oakland, and 12 weekday roundtrips from Los Angeles International to Oakland. Southwest complements these high-frequency shorthaul routes with longhaul non-stop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, and Houston and Newark. As of December 31, 2012, Southwest served 497 non-stop city pairs.

Unlike Southwest, AirTran currently operates largely through a hub-and-spoke network system, with approximately half of its flights originating or terminating at its largest base of operation at Hartsfield-Jackson Atlanta International Airport. AirTran also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida.

International Service

Southwest does not currently provide international service; however, the Company will begin converting AirTran flying into Southwest service in April 2013 to San Juan, Puerto Rico, Southwest’s first service outside of the continental United States. In connection with launching this service, Southwest has obtained the necessary Federal Aviation Administration (“FAA”) approvals to conduct operations, under certain circumstances, outside of the continental United States.

In addition to service to San Juan, Puerto Rico, AirTran also provides service to eight destinations in six near-international countries including Mexico (Cancun, Mexico City, and Cabo San Lucas), Jamaica (Montego Bay), The Bahamas (Nassau), Aruba (Oranjestad), Dominican Republic (Punta Cana), and Bermuda.

During second quarter 2012, the City of Houston, Texas, approved an expansion plan to allow the Company to design and construct five additional gates and a U.S. customs facility at Houston’s William P. Hobby Airport, which would allow Southwest to provide international service from that airport. The facility is expected to be complete and available for operation sometime in 2015. Although a formal agreement has not yet been completed by the City of Houston and the Company, the Company has agreed to fund the design and construction of this project, which is currently estimated, by the City of Houston, to cost $156 million.

The Company’s 2012 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $159 million. The remainder of the Company’s 2012 operating revenues, approximately $16.9 billion, were attributable to domestic operations. The Company’s 2011 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $74 million. The remainder of the Company’s 2011 operating revenues, approximately $15.6 billion, were attributable to domestic operations. The Company’s tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore the Company’s assets are not allocated to a geographic area. For a discussion of the risks related to the Company’s foreign operations, see “Risk Factors — The Company’s operations may be adversely affected by its expansion into non-U.S. jurisdictions and the related increase in laws to which it is subject.”

Cost Structure

General

A key component of the Company’s business strategy has historically been its low-cost structure, which was designed to allow Southwest to profitably charge low fares. Adjusted for stage length, Southwest and AirTran have lower unit costs, on average, than virtually all major domestic carriers. The Company’s low-cost structure has historically been facilitated by Southwest’s use of a single aircraft type, the Boeing 737, an operationally efficient point-to-point route structure, and highly productive Employees. Southwest’s use of a single aircraft type has allowed for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale/Hollywood. These conveniently located airports are typically less congested than other airlines’ hub airports, which has enabled Southwest to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This in turn has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).

The Company believes that its fleet modernization initiatives, as well as the addition of the larger Boeing 737-800 to the Southwest fleet, will have a favorable impact on the Company’s unit costs. These strategic initiatives are discussed in more detail below under “Operating Strategies and Initiatives – Fleet Modernization” and “Operating Strategies and Initiatives – Incorporation of the Larger Boeing 737-800 into the Southwest Fleet.”

Impact of Fuel Costs on the Company’s Low-Cost Structure

In 2012, the Company again experienced significant Fuel and oil expense as fuel prices remained volatile and at historically high levels. In addition, for the eighth consecutive year Fuel and oil expense represented the Company’s largest or second largest cost and was the Company’s largest cost for the second consecutive year. The table below shows the Company’s average cost of jet fuel and oil over the past ten years and during each quarter of 2012.

Year	Cost (Millions)*	Average Cost Per Gallon*	Percent of Operating Expenses*
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
First Quarter 2012	$1,510	$3.39	38.0%
Second Quarter 2012	$1,577	$3.25	37.9%
Third Quarter 2012	$1,528	$3.19	35.9%
Fourth Quarter 2012	$1,505	$3.38	36.9%

*	The Company has previously reclassified fuel sales and excise taxes for the years 2003 through 2007 from “Other operating expenses” to “Fuel and oil expense” in order to conform to the presentation for 2008 through 2012. Average fuel cost per gallon figures, as well as the percent of operating expenses, have also been recalculated based on the reclassified information.

The Company enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address not only fuel price increases, but also fuel price volatility and hedge collateral requirements. Although jet fuel prices were slightly less volatile in 2012 than in some previous years, they remain at historically high levels and continue to be subject to extreme volatility based on a variety of factors. In addition, the cost of hedging has increased with current sustained high jet fuel prices and the potential for volatility in the fuel market. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Fare Structure

Southwest

Southwest offers a relatively simple fare structure that features competitive, unrestricted, unlimited, everyday coach fares, as well as lower fares available on a restricted basis. Southwest bundles fares into three major categories: “Wanna Get Away,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer.

•

“Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are nonrefundable, but funds may be applied to future travel on Southwest. As discussed below under “Operating Strategies and Initiatives – Ancillary Services and Fees,” during

2013, Southwest intends to implement a service charge for reuse of funds associated with Wanna Get Away tickets that are not canceled or changed prior to departure.

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

AirTran

AirTran also offers a user-friendly fare structure that features a variety of competitive fares and products. Unlike Southwest, AirTran currently offers a Business Class product. With the exception of Business Class fares, all AirTran fares are nonrefundable, but can be changed prior to departure, subject to payment of a service charge. AirTran Business Class fares are refundable and changeable and include additional perks such as priority boarding, oversized seats with additional leg room, bonus frequent flyer credit, no first or second bag fees, and complimentary cocktails onboard. In addition, AirTran’s Business Class product can be purchased separately or through an upgrade of a non-Business Class fare within 24 hours of travel.

Websites

Southwest.com

The Company’s Internet website, southwest.com®, is the only avenue for Southwest Customers to purchase and manage travel online. Any part of a Customer’s trip can be planned directly from the southwest.com home page. Southwest.com can recognize nearby airports for a Customer and provide offers relevant to the Customer. Southwest.com can remember a Customer’s most recent searches to make it easier for the Customer to shop for flights, cars, and hotels, and includes a shopping cart functionality that allows a Customer to purchase air, hotel, and car all at once. Customers can book unaccompanied minor travel online. Southwest.com highlights points of differentiation between Southwest and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online. During 2012, the Company enhanced southwest.com and swabiz.com (the Company’s business travel reservation web page) for its Spanish speaking Customers by translating both websites into Spanish. This enhancement provides an easier booking tool to Customers who prefer to transact in Spanish. During 2012, southwest.com accounted for approximately 85 percent of all Southwest bookings. In addition, for the year ended December 31, 2012, approximately 84 percent of Southwest’s Passenger revenues came through its website (including revenues from SWABIZ®).

AirTran.com

The Internet is also an integral part of AirTran’s distribution network. Sales booked directly on airtran.com represent AirTran’s largest and most cost-effective form of distribution. In addition to being user-friendly and simple, AirTran’s website is designed to sell tickets efficiently. AirTran.com allows Customers to easily book and manage their travel, including the ability to retrieve and change future flight reservations, make seat selections, and check in online. Sales through airtran.com produced approximately 54 percent of AirTran’s revenues during 2012 and approximately 58 percent of AirTran’s total bookings in 2012.

Operating Strategies and Initiatives

During 2012, the Company continued to address economic uncertainty and high jet fuel prices through its strategic initiatives. The Company focused on five major strategic initiatives: (i) integration of AirTran, (ii) Southwest’s All-New Rapid Rewards® frequent flyer program, (iii) fleet modernization, (iv) incorporation of the larger Boeing 737-800 aircraft into the Southwest fleet, and (v) new reservation system and international capabilities. In addition to the Company’s five major strategic initiatives, the Company has continued to design, implement, and manage other strategic initiatives to increase revenues, improve cost controls, and attract and retain Customers. All of these initiatives are designed to contribute to the Company’s achievement of its pre-tax return on invested capital target of 15 percent.

Major Strategic Initiatives

Integration of AirTran

During 2012, the Company continued the process of integrating AirTran into its operations and accomplished the following key integration milestones:

•	The Company received a single operating certificate from the FAA, which allowed the Company to begin the operational integration of Southwest and AirTran.

•

The Company finished moving all of AirTran’s headquarters functions to Dallas, integrated the Finance and Human Resources systems, and transferred over 2,100 AirTran Employees to Southwest, including all remaining headquarters Employees and most Maintenance & Engineering Employees.

•

The Company continued to further optimize AirTran’s route network by, among other things, closing 14 airports that proved unsustainable and redeploying AirTran aircraft in other markets. During 2012, AirTran added Mexico City and Cabo San Lucas to its route network and added new international service from Denver, Colorado; Chicago, Illinois; Austin, Texas; San Antonio, Texas; and Orange County, California.

•

The Company began converting AirTran 737-700 aircraft to the Southwest livery. As of December 31, 2012, 11 out of a total of 52 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft. The Company expects to transition an additional eight AirTran 737-700 aircraft into conversion during 2013. The Company expects to convert the majority of the remaining AirTran 737-700 aircraft in 2014.

•

The Company further coordinated Southwest and AirTran flight schedules, launched booking tools to allow Customers of both airlines to book flights on either carrier via southwest.com or airtran.com, and made significant progress towards implementing connecting capabilities between the Southwest and AirTran reservations systems to allow Customers of Southwest and AirTran to book connecting itineraries between the two carriers. Full deployment of connecting capabilities is expected to occur in early 2013.

•

The Company took further steps towards integrating the frequent flyer programs of Southwest and AirTran by enabling Customers to transfer their loyalty rewards between the Southwest and AirTran frequent flyer programs.

•

The Company significantly grew the Southwest network by converting AirTran service to Southwest service in several new markets, including full conversions of Washington Dulles in second quarter 2012, Seattle, Washington and Des Moines, Iowa in third quarter 2012, and Key West, Florida in fourth quarter 2012. In January 2013, the Company fully converted its AirTran operations in Phoenix, Arizona to Southwest.

•

The Company completed all of its AirTran airport facility transitions, where the two airlines both operate, by moving certain facilities in shared locations from one carrier to the other wherever possible.

•	The Company continued its progress towards integrating Southwest’s and AirTran’s unionized workforce. Southwest’s Aircraft Mechanics, represented by the Aircraft Mechanics Fraternal

Association (“AMFA”), and the Aircraft Mechanics and Inspectors at AirTran, represented by the International Brotherhood of Teamsters, Local 528 (“IBT 528”), voted to ratify their Seniority Integration Agreement, which integrates the two groups’ seniority lists. Further, the International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”), which represents the Customer Service Agents and Customer Representatives at both Southwest and AirTran, reached a decision regarding the methodology for integrating the seniority lists of the two workgroups. The decision by IAM 142 was not subject to a vote by the respective workgroups. In addition, a settlement agreement was reached for integrating the seniority lists of Material Specialists at Southwest and AirTran. As a result of these agreements, all Southwest and AirTran union workgroup seniority integration methodologies have now been resolved. The Company’s Pilots, Flight Attendants, Flight Instructors, Dispatchers, and Ramp, Operations, Provisioning, and Freight Agents have also successfully completed the seniority integration negotiation process.

During 2013, the Company expects to:

•	continue to produce significant Southwest network growth through the multi-year conversion of AirTran’s 737-700 fleet, products, gates, and services to Southwest’s look;

•

continue to transfer AirTran Employees to Southwest, including the complete transfer of all remaining departments, with the exception of Flight Crews, whose transition is aligned with aircraft conversion;

•	deploy connecting capabilities between the Southwest and AirTran networks to allow Customers of both Southwest and AirTran to book connecting itineraries between the two carriers; and

•	continue to further optimize and align the Southwest and AirTran networks, which is expected to be a multi-year undertaking.

The Company believes the acquisition of AirTran has positioned it to better respond to the economic and competitive challenges of the industry because:

•	it grows the Company’s presence in key markets, many of which Southwest did not previously serve, and represents a significant step toward positioning the Company for future growth;

•

it allows the Company to offer 25 more destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the largest domestic market Southwest previously did not serve;

•	it expands the Company’s presence in slot-controlled markets where Southwest previously had little (New York LaGuardia) or no (Ronald Reagan Washington National Airport) service;

•	it expands the Company’s service in other key domestic markets, including Baltimore, Milwaukee, and Orlando and adds destinations to its route system;

•	it increases the Company’s share of current domestic market share (as measured by available seat miles or passengers); and

•	it provides access to near-international leisure markets in the Caribbean and Mexico, as well as smaller cities, and provides firsthand and meaningful insight into these new expansion opportunities.

Southwest’s All-New Rapid Rewards Frequent Flyer Program

In March 2011, Southwest launched its All-New Rapid Rewards frequent flyer program. Under the current program, members earn points for every dollar spent, whereas, under the prior program members earned credits for flight segments flown. The amount of points earned under the current program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. However, unlike Southwest’s previous program, under the current program (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period.

Under the current program, flight awards are not automatically issued when a member’s account reaches a certain threshold. Instead, members continue to accumulate points until the time they decide to redeem them. As a result, the new program provides members more flexibility and options for earning and redeeming rewards than did the prior program. For example, members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have more flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including many fare sales) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Rapid Rewards Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retail locations), as well as by using Southwest’s co-branded Chase® Visa credit card. In addition, holders of Southwest’s co-branded Chase Visa credit card are able to redeem their points for items other than travel on Southwest, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points.

The All-New Rapid Rewards frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members and includes “A-List Preferred” status. Both A-List and A-List Preferred Members enjoy benefits such as “Fly By®” priority checkin and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25% for A-List and 100% for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Rapid Rewards Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). “A-List” or “A-List Preferred” Customers are automatically checked in for their flight in advance of departure. Rapid Rewards Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited free roundtrip travel for one year to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight.

The All-New Rapid Rewards frequent flyer program has been designed to drive more revenue by (i) bringing in new Customers, including new Rapid Rewards Members, as well as new holders of Southwest’s co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships. To date, the new program has exceeded the Company’s expectations with respect to the number of frequent flyer members added, the number of Southwest’s co-branded Chase Visa credit card holders added, the number of flights taken by members, incremental revenues associated with members booking flights, partner revenue, and the number of frequent flyer points purchased by program members.

The Company began the process of integrating the frequent flyer programs of Southwest and AirTran in 2011 by offering top-tier status members of both airlines’ frequent flyer programs some limited reciprocal benefits. For example, AirTran A+ Rewards® members who book on Southwest are eligible for reciprocal “A-List” benefits on Southwest flights. In addition, Southwest “A-List” and “A-List Preferred” Rapid Rewards Members booking on AirTran are eligible for reciprocal A+ Elite status, including free Business Class upgrades, no baggage fees, and all other benefits that AirTran’s A+ Rewards members enjoy. During 2012, the Company took further steps towards integrating the frequent flyer programs of Southwest and AirTran by enabling

Customers to transfer their loyalty rewards between the Southwest and AirTran frequent flyer programs. As a result, members have the benefit of the entire combined network for redemption. Under the rewards conversion, AirTran A+ Rewards credits may be converted to Southwest Rapid Rewards credits at a 1:1 ratio, and vice versa. Rapid Rewards points may be converted to AirTran credits at a 1,200:1 ratio. AirTran A+ Rewards credits may not be converted to Rapid Rewards points.

AirTran’s A+ Rewards frequent flyer program offers a number of ways to earn free travel, including bonus earnings for Business Class travel. AirTran Customers may earn either free travel or Business Class upgrades or, under certain circumstances, free travel on other airlines. A+ Rewards members can earn a credit for each one-way trip flown or 1.5 credits for one-way Business Class travel.

A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card or an AirTran A+ Rewards Chase Visa credit card, qualifying car rentals from Hertz, for purchases from other A+ Rewards partners, and in conjunction with marketing promotions that AirTran may run from time to time. A+ Rewards members may purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster. A+ Rewards credits earned by AirTran’s elite A+ Rewards members have a two-year expiration date, as opposed to a one-year expiration date for general members.

For the Company’s 2012 consolidated results, Customers of Southwest and AirTran redeemed approximately 4.5 million flight awards, accounting for approximately 9.0 percent of revenue passenger miles flown. For the Company’s 2011 consolidated results, which include AirTran results from May 2, 2011 through December 31, 2011, Customers of Southwest and AirTran redeemed approximately 3.7 million flight awards, accounting for approximately 8.6 percent of revenue passenger miles flown. Southwest Customers redeemed approximately 3.2 million flight awards during 2010, accounting for approximately 7.9 percent of Southwest revenue passenger miles flown. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Fleet Modernization

As discussed below, the Company has multiple efforts underway to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient and that also have a greater range. The Company expects its longterm, fuel efficient fleet modernization plan to provide substantial flexibility to manage its fleet needs in a variety of economic conditions. The Company’s future aircraft delivery schedule is set forth in more detail under “Properties – Aircraft.”

The Boeing 737 MAX. The Company has entered into an agreement to be the launch customer for the new Boeing 737 MAX aircraft. The Company has placed a firm order for 150 of the Boeing 737 MAX aircraft and expects to begin to take delivery in 2017. The Company also has options to purchase an additional 150 Boeing 737 MAX aircraft. The Boeing 737 MAX is designed to be more fuel efficient and environmentally friendly, and the Company believes the 737 MAX will (i) have the lowest operating costs in the single-aisle segment and (ii) benefit the Company with an engine/airframe combination that is uniquely designed to optimize operating performance of the Company’s fleet. In addition, the 737 MAX will enable the Company to replace certain Boeing aircraft currently in the Company’s fleet.

The Boeing Next-Generation 737. The Company also entered into an agreement in December 2011 to expand its orders for the Boeing Next-Generation 737 aircraft. During 2012, the Company purchased 29 Boeing Next-Generation 737-800 aircraft and, including the 737 MAX firm orders described above, has overall total firm orders with Boeing of 321 aircraft for 2013 through 2024. During 2012, the Company also leased five Boeing Next-Generation 737-800 aircraft from a third party. The orders and leases are intended to predominately serve as replacement aircraft in the Company’s fleet as it retires older 737-300 and 737-500 aircraft, and the 717 fleet. The Company also has options to purchase an additional 92 Boeing 737 Next-Generation aircraft.

Southwest Cabin Refresh. In January 2012, the Company announced its plans to retrofit its 737-700 fleet with an updated cabin interior. Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible. The cabin refresh features recyclable carpet, a brighter color-scheme, and more durable, eco-friendly, and comfortable seats that weigh less than the prior seats. By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each retrofitted aircraft, along with more climate-friendly and cost-effective materials. These retrofits for Southwest 737-700 aircraft began in first quarter 2012 and are expected to be completed in 2013. As of January 22, 2013, 270 of the Company’s 737-700 aircraft had been converted to the Evolve interior, including 11 transitioned AirTran aircraft. The remaining AirTran aircraft that are transitioned to the Southwest fleet are also expected to receive the new Evolve interior at the time of transition. In addition to the 737-700 retrofits, the 737-800 aircraft entering the Company’s fleet also feature the Evolve interior, and the Company currently expects to retrofit 78 of its 737-300s with Evolve in 2013.

Transition of Boeing 717 Aircraft. The Company has entered into an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft to Delta. Deliveries to Delta are expected to begin in August 2013 at the rate of approximately three aircraft per month. From a fleet management perspective, this transition allows the Company to minimize the impact of this transaction on operations, as the Boeing 717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company’s extension of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) deliveries from Boeing of new 737 aircraft or deliveries of used 737 aircraft from other sources. Transitioning the Boeing 717 fleet to Delta avoids the added complexity to the Company’s operations, as the Company has historically operated an all-Boeing 737 fleet. Replacement of the Boeing 717 aircraft capacity with Boeing 737 capacity provides revenue opportunities with more seats per aircraft, while costing approximately the same amount to fly on a per-trip basis as the larger Boeing 737 aircraft.

Incorporation of the Larger Boeing 737-800 into the Southwest Fleet

To further support its fleet modernization efforts, the Company introduced the Boeing 737-800 into the Southwest fleet in the first quarter of 2012. The 737-800’s all coach seating configuration of 175 offers significantly more Customer seating capacity than Southwest’s other aircraft. In addition to the 737-800’s added seating capacity, its configuration includes The Boeing Company’s Sky Interior, which features a quieter cabin, improved operational security features, and LED reading and ceiling lighting. In addition, the domestic airline industry has experienced a decline in shorthaul flying since 2000, and the 737-800 allows the Company to adjust its route network to allow for more longhaul flying. The Company expects the 737-800 will continue to enable it to (i) more economically serve longhaul routes; (ii) improve scheduling flexibility and more economically serve high-demand, slot-controlled, and gate-restricted airports by adding seats to such markets without increasing the number of flights (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports); and (iii) boost fuel efficiency to reduce overall unit costs. Additionally, the Company expects the 737-800 will enable Southwest to profitably expand to new destinations, including extended routes over water, and potentially fly to more distant markets such as Hawaii, Alaska, Canada, Mexico, and the Caribbean. The Company took delivery of 34 Boeing 737-800 aircraft during 2012 and currently expects to take delivery of an additional 20 and 24 Boeing 737-800s during 2013 and 2014, respectively. The Company’s fleet composition and delivery schedule is discussed in more detail below under “Properties – Aircraft.”

New Reservation System and International Capabilities

The Company intends to replace Southwest’s existing reservation system with a comprehensive system that would provide the ability for Southwest to serve international destinations and that would allow for other Customer Service, revenue management, and schedule production capabilities. During second quarter 2012, the Company entered into a contract with Amadeus IT Group to implement Amadeus’ Altea reservations solution to support the Company’s international service. The new international reservation system construction is well underway, and the Company expects to make significant additional construction progress in 2013. The Company expects the new international reservation system to be substantially complete in 2014, when Southwest expects to launch international service.

Once the Altea implementation is complete, the Company intends to begin a multi-year project to replace Southwest’s existing domestic reservation system with a comprehensive system that would incorporate the new Altea solution. The combined system would provide the ability to serve both domestic and international destinations and allow for other Customer Service, revenue management, and schedule production capabilities. The Amadeus contract provides the option for Southwest to migrate its domestic business to a combined Amadeus solution if it so chooses.

Other Strategic Initiatives

Network Optimization and Revenue Management

During 2012, the Company continued to use profitability management tools to aggressively manage capacity and route expansion through optimization of its flight schedule to better match demand in certain markets. These efforts contributed to higher yields, strong load factors, and improved revenues during 2012. The Company also set the stage for longterm growth by further coordinating the Southwest and AirTran flight schedules and making significant progress towards implementing connecting capabilities between the Southwest and AirTran reservations systems. These enhancements will allow Customers to book flights on either carrier through a single source and to book connecting itineraries between the two carriers. Full deployment of such connecting capabilities is expected to occur in early 2013 and is expected to enable significant network optimization.

The Company’s network is continually changing through the addition of new markets, the adjustment of frequencies in existing markets, and the exiting of certain markets. In response to high fuel prices, the Company has discontinued service in 15 AirTran destinations, eliminated certain routes that proved unsustainable, and redeployed aircraft to other markets. Passenger demand in the Company’s shorthaul markets, in particular, has been negatively affected by higher fares associated with high fuel prices.

As part of the Company’s network optimization efforts, during 2013 the Company also intends to improve its operational network efficiency by tightening its scheduled aircraft flying hours per day and turn times. These changes are designed to better utilize available aircraft time during the peak flying hours of each day and are expected to lead to increased revenue production and less aircraft ground time.

The Company expects the optimization and alignment of the Southwest and AirTran schedules and networks to be a multi-year undertaking, but believes these efforts can yield significant synergies and financial benefits. The Company intends to continue its network optimization efforts with the goal of profitably expanding the depth and reach of its overall network.

During the first half of 2013, the Company also plans to introduce the first phase of a new revenue management system with added revenue management capabilities designed to drive further revenue growth. The new revenue management system will be an origin and destination based revenue management system, which will replace a segment based system. The new system is designed to allow for a more precise management of Customer demand and inventory and to allow the Company to manage demand in terms of where the Company’s Customers want to fly, regardless of how they route or connect. The Company expects to implement additional revenue management tools over the next several years.

Cost Containment

Over the last several years, the Company has undertaken a number of cost-containment projects for the purpose of preserving Southwest’s low-cost advantage and low-fare brand. These have included the network optimization and fleet modernization strategies discussed above. In addition, these have included various fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all Boeing 737-700 and 737-800 aircraft in Southwest’s fleet and on a majority of Southwest’s 737-300 aircraft;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of new engine start procedures to support the introduction of new single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage; and

•	reduced aircraft engine idle speed while on the ground, which also increases engine life.

The Company has also taken significant steps towards Required Navigation Performance (“RNP”) operations. RNP is part of the FAA’s strategy to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, GPS (Global Positioning System) satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. Southwest began conducting GPS approach procedures during the first quarter of 2010, completed RNP training of nearly 6,000 pilots in November 2010, and commenced RNP procedures in revenue service in January 2011. In the first twenty days of RNP activation, Southwest performed 1,400 RNP approaches, and, by the end of 2011, Southwest had conducted 6,790 RNP approaches; however, for reasons out of its control, by the end of 2011 Southwest’s total number of RNP approaches had slowed to fewer than 400 per month. Southwest performed 2,870 RNP approaches during 2012, including 956 in the fourth quarter as RNP approaches became available at several additional airports. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches has been slower than expected, with fuel efficient RNP approaches currently available at only 29 airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is often not granted. As a result of the FAA’s recent lack of emphasis on continuing to implement this technology and the Company’s continued retirement of its older Classic (737-300/500) aircraft, the Company has decided not to equip its Classic aircraft with RNP capabilities.

Aggressive Promotion of the Company’s Points of Differentiation from its Competitors

During 2012, the Company continued to benefit from, and aggressively market, Southwest’s points of differentiation from its competitors. For example, Southwest continues to be the only major U.S. airline that does not impose additional fees for first and second checked bags. Through its “Bags Fly Free®” marketing campaign, Southwest has continued to aggressively promote this point of differentiation from its competitors. The Company believes its decision not to charge for first and second checked bags on Southwest, as reinforced by the Company’s related marketing campaign, has driven an increase in Southwest’s market share and a resulting net increase in revenues.

Southwest is also the only major U.S. airline that does not impose a fee on any of its fares for a Customer change in flight plans. The Company has continued to incorporate this key point of differentiation in its marketing campaigns. The campaigns highlight the importance to Southwest of Customer Service by showing that Southwest understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare. As discussed below under “Ancillary Services and Fees,” during 2013, Southwest intends to implement a service charge for reuse of funds associated with “Wanna Get Away” tickets that are not canceled or changed prior to departure.

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

Fly By® Priority Lanes. Southwest provides Fly By Priority Lane access for its Business Select Customers and Rapid Rewards A-List Members at many of its airports. Fly By Priority Lanes are priority access lanes located at select ticket counters and security checkpoints. The lanes allow Business Select Customers and Rapid Rewards A-List Members direct access to the front of the line at the ticket counter and/or security checkpoint. As of December 31, 2012, Fly By Priority Lane Access was available at 58 airports.

SWABIZ. SWABIZ is Southwest’s business travel reservation web page. SWABIZ allows business travelers to plan, book, and purchase Ticketless Travel on Southwest and to efficiently obtain their lowest fares and maximum frequent flyer credit.

In addition, as discussed below under “Inflight Internet and Live Television Connectivity,” Southwest has continued to install equipment on its fleet to provide WiFi connectivity and live television.

AirTran currently offers Business Class on every flight; however the Company has stated that it intends, upon full integration of AirTran, to have a consistent all-coach product offering.

Ancillary Services and Fees

During 2012, the Company continued to experience revenue benefits from service offerings such as Southwest’s EarlyBird Check-inSM and Pets Are Welcome on Southwest (P.A.W.S.) products. EarlyBird Check-in allows Customers an automatic checkin and to obtain an early boarding position directly behind Business Select and A-List Customers by adding an additional $10 to the price of a one-way fare (priority boarding privileges are already included in the purchase of a Business Select fare and are a benefit of being an A-List frequent flyer – see “Southwest’s All-New Rapid Rewards Frequent Flyer Program” above). The price for EarlyBird Check-in will increase to $12.50 per one-way fare by the end of the first quarter of 2013. Southwest’s P.A.W.S. offering allows Customers to bring a small cat or dog into the aircraft cabin for a $75 one-way fare. Southwest also charges an additional $50 per one-way trip for unaccompanied minor travel to address the administrative costs and the extra care necessary to safely transport these Customers. The Company also expects to continue to benefit from ancillary revenue opportunities created by Southwest’s All-New Rapid Rewards frequent flyer program.

During January 2013, Southwest began selling open premium boarding positions systemwide at the gate for a $40 charge per flight. Southwest’s sale of open premium boarding positions at the gate provides another early boarding choice for its Customers in addition to Southwest’s “Business Select” product and EarlyBird Check-in.

Southwest also plans, during 2013, to tighten the flexibility with respect to its most restricted fares, known as “Wanna Get Away,” by implementing a service charge for reuse of funds associated with tickets that are not canceled or changed prior to departure. Southwest expects that, in addition to providing ancillary revenue, the service charge will promote Customer behavior that allows Southwest to re-sell the open seat prior to departure. The Company has not determined the amount of the service charge or the timing of implementation in 2013.

AirTran currently charges fees for checked baggage, carriage of pets, liquor sales, advance seat assignments, call center services, priority seat selection, special services such as the transportation of unaccompanied minors, and extension or transfer of A+ Miles Rewards (in addition to fees for the purchase of

A+ Miles Rewards). The Company intends, upon full integration of AirTran, to have a consistent product offering without first or second bag fees or change fees.

Inflight Internet and Live Television Connectivity

Southwest currently offers inflight satellite-based WiFi service on over 400 of its aircraft and continues to work on installing this service on the remainder of its 737-700 aircraft, which is expected to be completed by the end of the first quarter of 2013. The Company’s fleet of 737-800 aircraft enter into service with the inflight satellite-based service. The Company’s arrangement with its WiFi provider enables the Company to control the pricing of the service, which is currently $8 a day per device.

During 2012, Southwest began providing Customers on all WiFi aircraft the option to purchase access to live television, consisting of certain sports and news channels, for viewing on their personal wireless devices. Live television is offered as a separate charge from WiFi, so Customers do not have to purchase WiFi to purchase live television. Southwest currently offers live television for $5 a day per device.

On February 1, 2013, Southwest launched movies on demand and an upgraded television package on all WiFi aircraft, consisting of recorded movies and television shows that are stored on the onboard server and streamed wirelessly to Customer devices. Movies are priced at $5 per movie and television shows are included as part of the $5 television package which includes access to live channels.

AirTran currently offers Gogo Inflight Internet connectivity on every flight. Gogo establishes the charges for, and receives the majority of revenue associated with, such Inflight Internet connectivity.

Proactive Customer Communications

The Company’s Automated Outbound Messaging (“AOM”) service enables it to (i) proactively deliver customized automated voice, text, and e-mail messages to Southwest Customers when there has been a change in their flight status as a result of a cancellation, gate change, or flight delay (of 30 minutes or more), as well as potential disruptions to Southwest’s scheduled service; and (ii) give Southwest Customers the option to connect to a Customer Representative or rebook online in the case of cancelled flights. Southwest Customers who book their travel on southwest.com have the option to receive these notifications via telephone (landline or mobile), SMS texting, or email. In addition to providing flight information to Southwest Customers using their preferred contact method, if applicable, the Company directs Southwest Customers to rebook their flights online via southwest.com/rebook. The AOM strategy is designed to increase proactive Customer outreach and accommodations, reduce inbound calls, improve contact center management, save costs, and provide a better overall experience.

Wireless Ramp Communication

In 2012 the Company equipped all Southwest ramp Employees systemwide with hands-free wireless headsets to enable the ground crew and pilots to verbally coordinate the process of pushing back planes from concourse gates. The new devices are expected to add another level of safety to potentially dangerous situations. The headset system could also potentially help to improve ontime departures and fuel efficiency.

Management Information Systems

The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. The Company has continued to invest in significant technology necessary to support several of its initiatives including Southwest’s All-New Rapid Rewards frequent flyer program, enhanced southwest.com website, WiFi implementation, live television connectivity, and its introduction of the Boeing 737-800 aircraft into the Southwest fleet. Additionally, the Company implemented a new TRAX maintenance inventory management system during 2012 to support its Boeing 737-800 fleet and is currently operating three maintenance inventory management systems. The Company’s current plan is to transition its existing Southwest and AirTran systems over to the new TRAX system during 2013 and 2014. The Company also intends to continue to devote significant technology resources to (i) implement connecting capabilities between the Southwest and AirTran reservations systems, (ii) introduce the first phase of a new revenue management system, and (iii) implement a new reservation system that will allow the Company to add international destinations and improve revenue management and Customer Service functionality.

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

To provide passenger transportation in the United States, a domestic airline is required to hold an Air Carrier Certificate issued by the DOT. A certificate is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via codesharing with another airline. The DOT also has jurisdiction over international tariffs and pricing in certain markets. The DOT may revoke a certificate or exemption, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself.

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

Under the above-described authority, the DOT adopted a so-called “Passenger Protection Rule,” which addresses, among other matters, tarmac delays and chronically delayed flights (i.e., flights that operate at least 10 times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). Under the Passenger Protection Rule, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) the assurance that no domestic flight will remain on the airport tarmac for more than three hours unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) the assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) the assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.

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

(iv) provide information to passengers on how to file complaints; and (v) respond in a timely and substantive fashion to consumer complaints. Airlines that violate the Passenger Protection Rule are subject to potential fines of up to $27,500 per passenger, the maximum allowed for violating any aviation consumer rule. The DOT has expressed its intent to aggressively investigate alleged violations of the Passenger Protection Rule.

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

Effective January 26, 2012, the DOT further expanded the Passenger Protection Rule by implementing a new airfare advertising rule (the “full-fare advertising rule”) that requires all advertised airfares to include government-mandated taxes and fees, including fuel charges and security fees. Other new and expanded components of the Passenger Protection Rule require, among other things, that: (i) passengers be allowed to hold a reservation for up to 24 hours without making a payment; (ii) passengers be allowed to cancel a paid reservation without penalty for 24 hours after the reservation is made, as long as the reservation is made at least seven days in advance of travel; (iii) fares may not increase after purchase; (iv) baggage fees must be disclosed to the passenger at the time of booking; (v) the same baggage allowances and fees must apply throughout a passenger’s trip; (vi) baggage fees must be disclosed on e-ticket confirmations; and (vii) passengers must be promptly notified in the event of delays of more than 30 minutes or if there is a cancellation or diversion of their flight.

The DOT has announced its intention to further expand the Passenger Protection Rule, with particular focus on the public disclosure of airline-imposed ancillary fees for the sale of optional products and services. The DOT is reportedly considering, among other things, whether to require airlines to disclose and make such optional products and services available for purchase through all sales channels, including “global distributions systems,” that an airline uses to sell its flights rather than only through proprietary airline websites. The DOT’s proposed expansion of the Passenger Protection Rule is expected to be released in the first half of 2013. The Company is not able to predict the impact of such a requirement on its services, although the Company is likely to be affected to a lesser degree than most other airlines, which generally offer more ancillary products and services.

In July 2011, the DOT proposed new rules that would require airlines to report more information to the DOT on the amount and types of ancillary fees collected from passengers, as well as the number of checked bags and mishandled wheelchairs. The proposal would revise current reporting requirements to increase data collection on the amount airlines receive from different, specific types of fees. The proposed rule would require airlines to report 18 categories of fee revenue. The DOT has not taken final action in this proceeding.

Aviation Taxes

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. On February 6, 2012, Congress passed the FAA Modernization and Reform Act of 2012, which the President signed into law on February 14, 2012. This legislation extends most commercial aviation taxes through September 30, 2015. In addition to FAA-related taxes, there are additional federal taxes related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. In an effort to reduce the federal deficit and generate more government revenue, Congress may consider increasing the tax burden on commercial aviation. Deficit reduction legislation and comprehensive tax reform are expected to be considered in Congress during 2013. Such legislation could include an increase in one or more of the taxes unique to commercial aviation. For instance, the Administration has proposed increasing the $2.50 per enplanement security fee, which is assessed on passengers, as a way to help pay for deficit reduction. Grants to airports and/or airport bond financing may also be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.

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

In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any U.S. destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. Pursuant to the Wright Amendment Reform Act and local agreements with the City of Dallas with respect to gates, the Company can expand scheduled service from Dallas Love Field. The Wright Amendment Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in October 2014. At such time Southwest will be able to fly to any U.S. destination from Dallas Love Field unless such destination is restricted or otherwise limited by law. Nonstop international service from Dallas Love Field will continue to be prohibited. The Company currently leases 16 gates at Dallas Love Field and expects to continue leasing 16 gates at the airport following substantial repeal of the remainder of the Wright Amendment in October 2014.

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

To address compliance with its regulations, the FAA requires airlines to obtain, and Southwest and AirTran have obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, Southwest and AirTran have established, and the FAA has approved or accepted, as applicable, Southwest’s and AirTran’s operations specifications and maintenance programs for their respective aircraft, ranging from frequent routine inspections to major overhauls. Effective as of March 1, 2012, the Company obtained approval from the FAA of a single operating certificate that allows the Company to operate aircraft and perform maintenance operations for both Southwest and AirTran aircraft, subject to some restrictions.

In December 2011, the DOT and the FAA issued a rule to amend the FAA’s existing flight, duty, and rest regulations. Among other things, the new rule, which will go into effect in 2014, requires a ten hour minimum rest period prior to a pilot’s flight duty period, a two-hour increase over the old rules. The new rule also mandates that a pilot must have an opportunity for eight hours of uninterrupted sleep within the ten-hour rest period. Pilots will also be limited to no more than nine hours of “flight time,” which is considered by the FAA to be any time an airplane is moving on its own power, even if it is on the ground at an airport. Pilots will also be limited to 28 working days in a month and will be required to be given at least 30 consecutive hours free from duty on a weekly basis, a 25 percent increase over the current rules.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to U.S. Customs and Border Protection; and (viii) background checks. Under ATSA, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA-mandated security procedures can affect the Company’s operations, costs, and Customer experience. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight program. Secure Flight requires airlines to collect a passenger’s full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. In 2010, the TSA also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security by employing advanced imaging technology (full body scans), as well as new physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers.

Enhanced security measures have also impacted the Company’s business through the imposition of security fees on Southwest and AirTran and their Customers. Under ATSA, funding for passenger security is provided in part by a $2.50 per enplanement security fee (the “9/11 Fee”), subject to a maximum of $5.00 per one-way trip. In September 2011, the Administration proposed to Congress an immediate increase of the 9/11 Fee to a minimum of $5.00 per one-way trip and also proposed additional yearly increases that would raise the 9/11 Fee to $7.50 per one-way trip by 2017. Congress may consider an increase in the 9/11 Fee, as well as other changes to ATSA, as part of future security or deficit reduction legislation. ATSA also directs the TSA to assess an Aviation Security Infrastructure Fee (“ASIF”) on each airline. The ASIF charge that each airline pays is equal to that airline’s annual cost for passenger security services at airports prior to the creation of TSA in 2001.

The Company has made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers and cargo efficiently and restore the airport experience; however, the Company is not able to predict the ongoing impact, if any, that various security measures will have on Passenger revenues and the Company’s costs, either in the shortterm or the longterm.

Environmental Regulation

The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water, emissions from operations, and the discharge or disposal of materials such as jet fuel, chemicals, hazardous waste, and aircraft deicing fluid. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with these airport sites will have a material adverse effect on the Company’s operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability. Further regulatory developments pertaining to the control of engine exhaust emissions from ground support equipment could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in this area will have a material effect on the Company’s capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.

The federal government, as well as several state and local governments and the governments of other countries, are considering legislative and regulatory proposals to address climate change by reducing green-house gas emissions. At the federal level, the Environmental Protection Agency’s Endangerment Finding in January 2010 regarding greenhouse gas emissions set the stage for possible legislative or regulatory action to reduce greenhouse gas emissions from various segments of the economy, including from aviation. The airline industry could be affected directly through new unfunded mandates or indirectly through higher fuel costs as fuel providers pass on any additional costs to fuel consumers. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.

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

As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company’s sustainability strategies, which include efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. As discussed above under “Operating Strategies and Initiatives — Cost Containment,” the Company has also committed significant resources towards implementation of RNP procedures, which are designed to conserve fuel and reduce carbon emissions. In addition, the Company’s “Green Team” targets areas of environmental improvement in all aspects of the Company’s business, while at the same time remaining true to the Company’s low-cost philosophy.

International Regulation

All international service is subject to certain FAA requirements and approvals, the regulatory requirements of other U.S. government agencies, and the regulatory requirements of the appropriate authorities of the foreign countries involved. Southwest and AirTran have obtained the necessary FAA approvals to conduct operations, under certain circumstances, outside of the continental United States. To the extent the Company seeks to service additional international routes in the future, it will be required to obtain necessary authority from the DOT, as well as any applicable foreign government or other authority.

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

Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has provided renewable, supplemental, first-party, war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2013. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or unavailability of adequate coverage in future periods.

Competition

Competition within the airline industry is intense and highly unpredictable, and Southwest and AirTran currently compete with other airlines on a majority of their routes. Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, frequent flyer programs, and schedules; and (iii) customer service, comfort, and amenities. Southwest and AirTran also compete for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, United Airlines, and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 15 passenger airlines offering scheduled service, including Southwest and AirTran, meeting this standard.

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, multiple airlines have been able to reduce fares because they have been able to lower their operating costs as a result of reorganization within and outside of bankruptcy. Further, some of the Company’s competitors have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares. These factors can reduce the pricing power of the Company and the airline industry as a whole.

The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling Southwest and AirTran to continue to charge low fares. The Company also believes it has gained a competitive advantage by differentiating itself from all of its major competitors by not charging additional fees for items such as first and second checked bags, flights changes, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations.

Routes, Frequent Flyer Programs, and Schedules

The Company also competes with other airlines based on markets served, frequent flyer opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest and AirTran, including significantly more extensive international routes. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, codesharing, and capacity purchase agreements, which increase the airlines’ opportunities to expand the routes they can offer. For example, an alliance or codesharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or codesharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Alliance and codesharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable Southwest and AirTran to offer additional itineraries. In addition, the Company’s acquisition of AirTran enabled the Company to (i) expand its presence in key markets Southwest already served, (ii) grow the Company’s presence in key markets Southwest did not previously serve, (iii) extend service to many smaller domestic cities Southwest did not previously serve, and (iv) provide access to the Commonwealth of Puerto Rico and key near-international markets in the Caribbean and Mexico.

Customer Service, Comfort, and Amenities

Southwest and AirTran also compete with other airlines in areas of Customer Service such as ontime performance, passenger amenities, flight equipment type, and comfort. According to statistics published by the DOT, Southwest consistently ranks at or near the top for Customer Satisfaction for having the lowest Customer complaint ratio. Some airlines, including AirTran, have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and related amenities. Additionally, some major U.S. airlines have announced plans to add a significant number of new aircraft to their fleets. Such efforts could provide cost benefits to these airlines through fleet simplification, better fuel efficiencies, and lower maintenance costs. Additionally, such new aircraft could have newer and different passenger amenities than those contained in the Company’s existing fleet. The Company is addressing this competitive factor with its fleet modernization initiatives, which are discussed above under “Operating Strategies and Initiatives – Fleet Modernization” and “Operating Strategies and Initiatives – Incorporation of the Larger Boeing 737-800 into the Southwest Fleet.”

Other Forms of Competition

The airline industry is subject to varying degrees of competition from surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly. Because of the relatively high percentage of shorthaul travel provided by Southwest, it is particularly exposed to competition from surface transportation in these instances. The airline industry is also subject to competition from alternatives to travel such as videoconferencing and the Internet, which can increase in the event of travel inconveniences and economic downturns. The Company is subject to the risk that air travel inconveniences and economic downturns may, in some cases, result in permanent changes to consumer behavior in favor of surface transportation and electronic communications.

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

Employees

At December 31, 2012, the Company had 45,861 active fulltime equivalent Employees, consisting of 19,575 flight, 3,208 maintenance, 20,374 ground, Customer, and fleet service, and 2,704 management, accounting, marketing, and clerical personnel (associated with non-operational departments). The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. As of December 31, 2012, approximately 83 percent of the Company’s Employees were represented by labor unions. The various labor groups are covered by 19 different collective-bargaining agreements (“CBAs”). Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups subject to CBAs and the status of the respective CBAs:

Employee Group	Representatives	Status of Agreement

Southwest Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Currently in negotiations

Southwest Flight Attendants	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Amendable May 2013

Southwest Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Currently in negotiations

Southwest Customer Service Agents, Customer Representatives	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Currently in negotiations

Southwest Materials Specialists (formerly known as Stock Clerks)	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Amendable August 2013

Southwest Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Currently in negotiations

Southwest Aircraft Appearance Technicians	AMFA	Amendable February 2017

Southwest Facilities Maintenance Technicians	AMFA	Currently in negotiations

Southwest Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable November 2014

Southwest Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Amendable October 2013

Southwest Flight Crew Training Instructors	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2015

AirTran Pilots	Air Line Pilots Association (“ALPA”)	Amendable December 2015. Per seniority list integration agreement, transition to Southwest to be completed no later than January 2015.

Employee Group	Representatives	Status of Agreement

AirTran Flight Attendants	Association of Flight Attendants (“AFA”)	Amendable May 2013.

AirTran Mechanics and Inspectors	International Brotherhood of Teamsters, Local 528 (“IBT 528”)	Amendable October 2013. Fully transitioned to Southwest in August 2012.

AirTran Technical Trainers/Ground Instructors	IBT 528	Amendable March 2014

AirTran Stores/Stock Clerks	IBT 528	Amendable June 2013

AirTran Ground Service Mechanics/Employees	IBT 528	Amendable September 2013. Fully transitioned to Southwest in August 2012.

AirTran Dispatchers	Transportation Workers Union of America, Local 540 (“TWU 540”)	Amendable March 2014

AirTran Fleet & Passenger Service Employees (customer service, ramp, reservations)	IAM 142	The parties have negotiated an interim collective bargaining agreement to be effective until affected AirTran Employees are transitioned to Southwest.

Pending completion of operational integration of AirTran with the Company, it will be necessary to maintain a “fence” between Southwest and AirTran Employee groups subject to CBAs, during which time the Company and AirTran will continue to keep these Employee groups separate, each applying the terms of its own existing CBAs, unless other terms have been negotiated.

As discussed above under “Operating Strategies and Initiatives – Integration of AirTran,” seniority list integration methodologies have now been resolved for all Southwest and AirTran workgroups.

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

The airline industry is particularly sensitive to changes in economic conditions; an increase in unfavorable economic conditions or continued economic uncertainty could negatively affect the Company’s results of operations and could require the Company to adjust its business strategies.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorthaul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. The Company continues to face economic uncertainty, and the weakened state of the U.S. and global economy could continue for an extended period of time. Continued unfavorable or even uncertain economic conditions could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.

The Company’s business has been significantly impacted by high and/or volatile fuel prices; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel prices.

Fuel prices continue to present one of the Company’s most significant challenges, as (i) the cost of fuel has been at historically high levels over the last several years and has been both volatile and unpredictable, and (ii) airlines are inherently dependent upon energy to operate; therefore, even a small change in market fuel prices can significantly affect profitability. Fuel prices are volatile and unpredictable, in part, because of many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited refining capacity; (iii) worldwide demand for fuel, particularly in developing countries, which has resulted in inflated energy prices; (iv) changes in governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in exchange rates. The Company’s ability to react to fuel price volatility can also be affected by factors outside of its control. For example, the Company’s profitability is affected in part by Southwest’s and AirTran’s ability to increase fares in reaction to fuel price increases; however, fare increases are difficult to implement in difficult economic environments when low fares are often used to stimulate traffic. The ability to increase fares can also be limited by factors such as the historical low-fare reputation of both Southwest and AirTran, the portion of their Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.

Jet fuel and oil consumed for 2012 and 2011 represented approximately 37 percent and 38 percent of the Company’s operating expenses, respectively, and constituted the largest expense incurred by the Company in both years. As a result, the price of fuel has impacted, and could continue to impact, the timing and nature of the Company’s growth plans and strategic initiatives.

The Company purchases jet fuel at prevailing market prices, but seeks to protect against significant increases in fuel costs by entering into over-the-counter financial fuel derivative contracts. In addition, the Company enters into fuel derivative contracts in an effort to reduce volatility in its operating expenses. Because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel. However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate (WTI) crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. As discussed in detail in Note 10 to the Consolidated Financial Statements, derivatives that are designated as hedges and deemed “effective” (i.e., that meet certain requirements under applicable accounting standards) are granted hedge accounting treatment, which can reduce volatility in the Company’s operating expenses. Nevertheless, because energy prices can fluctuate significantly in a relatively short amount of time, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices. In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, are likely to continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. The Company’s fuel hedging arrangements and the impact of hedge accounting on the Company’s results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.

The Company has used financial derivative instruments for both shortterm and longterm time frames, and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option) and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but may be exposed to price changes beyond a certain market price.

The Company’s low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company’s ability to control its costs.

The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled Southwest to historically offer low fares, drive traffic volume, and grow market share. The Company’s low-cost structure has become increasingly important as a result of the Company’s decision to control capacity growth in response to high fuel prices and uncertain economic conditions. While the Company has in the past been able to cover increasing costs through growth, the combination of capacity control and increasing costs has contributed to an increase in the Company’s costs per available seat mile.

The Company has limited control over fuel and labor costs, as well as other costs such as regulatory compliance costs. Jet fuel and oil constituted approximately 37 percent of the Company’s operating expenses during 2012, and the cost of fuel is subject to the external factors discussed in the second Risk Factor above. Salaries, wages, and benefits constituted approximately 29 percent of the Company’s operating expenses during 2012. The Company’s ability to control labor costs is limited by the terms of its CBAs, and increased labor costs have negatively impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, have had pay scale increases as a result of increased seniority and contractual rate increases. Furthermore, as indicated above under “Business-Employees,” a vast majority of Southwest’s unionized Employees, including those represented by Southwest’s five largest unions, have labor agreements that are either currently in negotiation or become amendable in 2013, which could continue to put pressure on the Company’s labor costs. In addition, the Company anticipates that the combination of the various Southwest and AirTran labor contracts and frontline workforces will increase AirTran labor costs over their historical levels. As discussed above under “Business-Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Additionally, when other airlines reduce their capacity, airport costs are then allocated among a fewer number of total flights, which has resulted in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.

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

The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage. For example, the Company’s maintenance costs have increased with the aging of its fleet, which has required the Company to spend more to maintain a portion of its fleet and to implement a related fleet modernization and replacement plan. Further, some of the Company’s competitors have achieved substantially lower employee pay scales through bankruptcy than the Company. Additionally, in response to volatile fuel prices and economic uncertainty, some of the Company’s competitors have taken additional efficiency and cost reduction measures, such as capacity cuts and headcount reductions, which have reduced the Company’s cost advantage. Further, other competitors have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile. In addition, some competitors have announced plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through fleet simplification, better fuel efficiencies, and lower maintenance costs. Prior to the recent economic downturn, some of the Company’s competitors took advantage of reorganization in bankruptcy, and even the threat of bankruptcy, to decrease operating costs through renegotiated labor, supply, and financing agreements. Most recently, in November 2011, AMR Corporation, the parent company of American Airlines and American Eagle, sought bankruptcy protection through filing for Chapter 11 reorganization. In addition, some airlines have consolidated and reported significant expected cost synergies.

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect its operations.

The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations. In addition, technology is critical to the success of the Company’s strategic initiatives. In recent years the Company has been committed to technology improvements to support its ongoing operations and initiatives.

For example, the Company has implemented a new TRAX maintenance inventory management system and, as a result, is currently operating three maintenance inventory management systems. Concurrently operating three maintenance inventory management systems involves inherent risks, including certain operational and compliance risks; however, the Company believes it has designed and implemented controls to detect and mitigate such risks during this conversion process. The Company’s current plan is to transition its existing Southwest and AirTran systems over to the new TRAX system during 2013 and 2014. Additionally, the Company has completed the implementation of a new SAP Enterprise Resource Planning application, which has replaced several of the Company’s back office legacy systems, such as the general ledger, accounts payable, accounts receivable, payroll, benefits, cash management, and fixed asset systems.

The Company has also invested in significant technology changes to support other initiatives such as Southwest’s All-New Rapid Rewards frequent flyer program, introduction of the Boeing 737-800 to its fleet, enhanced southwest.com website, WiFi implementation, and live television connectivity. In addition, the Company needs new reservation system technology to support international itineraries, and has begun the international reservation system construction. The Company intends to continue to devote significant technology resources to implement connecting capabilities between the Southwest and AirTran reservations systems, to introduce the first phase of a new revenue management system, and to implement a new reservation system that will allow the Company to add international destinations and improve revenue management and Customer Service functionality.

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

The Company may occasionally experience system interruptions and delays that make its websites and services unavailable or slow to respond, which could prevent the Company from efficiently processing Customer transactions or providing services. This in turn could reduce the Company’s operating revenues and the attractiveness of its services. The Company’s computer and communications systems and operations could be damaged or interrupted by catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company’s business and services less attractive and subject the Company to liability. Any of these events could damage the Company’s reputation and be expensive to remedy.

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives or if the Company were unable to employ sufficient numbers of qualified Employees to maintain its operations.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 29 percent of the Company’s operating expenses for the year ended December 31, 2012. In addition, as of December 31,

2012, approximately 83 percent of the Company’s Employees (including AirTran Employees) were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives. However, as indicated above under “Business-Employees,” a vast majority of Southwest’s unionized Employees, including those represented by Southwest’s five largest unions, have labor agreements that are either currently in negotiations or become amendable in 2013, which could further impact the Company’s labor costs. Increasing labor costs, whether or not combined with curtailed growth, could negatively impact the Company’s competitive position.

The Company’s success also depends on its ability to attract and retain skilled personnel. Competition for skilled personnel may intensify if overall industry capacity increases and/or if high levels of current personnel reach retirement age. The Company may be required to increase existing levels of compensation to retain or supplement its skilled workforce. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel may adversely affect the Company’s operations.

The Company may be unable to successfully complete the integration of AirTran’s business and realize the anticipated benefits of its acquisition of AirTran. In addition, delays in integration could cause anticipated synergies to take longer than anticipated to realize.

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

The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. In 2011, the Company announced its commitment to purchase a significant number of additional Boeing aircraft. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 or Boeing 717 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, currently outweigh the risks associated with its single aircraft supplier strategy. In order to enable Southwest to sustain the benefits associated with operating a single aircraft type, in July 2012 the Company entered into an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft to Delta. Deliveries to Delta are expected to begin in August 2013 at the rate of approximately three aircraft per month. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

Any failure of the Company to maintain the security of certain Customer-related information could result in damage to the Company’s reputation and could be costly to remediate.

The Company must receive information related to its Customers in order to run its business, and the Company’s online operations depend upon the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the risk of intrusion, tampering, and theft. Although the Company maintains systems to prevent this from occurring, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, confidential information could be misappropriated, or system disruptions could occur. The Company must also provide certain confidential, proprietary, and personal information to third parties in the ordinary course of its business. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties could be breached. A compromise of the Company’s security systems could adversely affect the Company’s reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber attacks in the past, which have thus far been mitigated by preventive and detective measures put in place by the Company.

The Company’s results of operations could be adversely impacted if it is unable to grow or to timely and effectively implement its revenue and other initiatives.

Southwest has historically been regarded as a growth airline; however, the combination of a difficult economic environment and growing jet fuel costs led to the Company’s decision to limit organic growth for the indefinite future. In addition, organic growth has become increasingly difficult, because (i) the number of opportunities for domestic expansion has declined; (ii) with the exception of AirTran’s near-international service, the Company currently does not have international operations; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company has become increasingly reliant on the success of revenue initiatives to help offset increasing costs and to continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. The Company cannot ensure the timing of implementation of certain of its initiatives or that they will be successful or profitable either over the short or long term.

Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively affect the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.

During 2009, the Company’s credit ratings were pressured by weak industry revenue and an extraordinarily volatile fuel price environment. During 2011, the Company’s credit ratings were pressured in connection with its acquisition of AirTran. While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively affect (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade would subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail below under “Quantitative and Qualitative Disclosures About Market Risk.”

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.

Terrorist attacks and threatened attacks have from time to time materially adversely affected the demand for air travel and have also resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the

Company’s competitiveness against surface transportation for shorthaul routes. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The air traffic control system, which is operated by the FAA, could continue to face airspace and/or airport congestion challenges in the future which could limit the Company’s opportunities for growth. As discussed above under “Business — Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s initiatives and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on airport gate capacity or use of other airport facilities;

•	limitations on route authorities;

•	actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	actions and decisions that create difficulties in obtaining operating permits and approvals;

•	changes to environmental regulations;

•	new or increased taxes;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;

•

changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares, such as the DOT’s full-fare advertising rule discussed above under “Business —Regulation”; and

•	the adoption of more restrictive locally-imposed noise regulations.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the factors listed above could adversely affect the Company’s results of operations. In addition, in instances where the airline industry shrinks, many airport operating costs are essentially unchanged and must be shared by the remaining operating carriers, which can therefore increase the Company’s costs.

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

As discussed in more detail above under “Business — Competition,” the airline industry is intensely competitive. The Company’s primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company’s revenues are sensitive to the actions of other carriers with respect to pricing, routes, frequent flyer programs, scheduling, capacity, Customer Service, comfort and amenities, cost structure, aircraft fleet, and codesharing and similar activities.

Risk Factors Related to the Company’s Acquisition and Integration of AirTran

The Company may be unable to effectively complete the integration of AirTran’s business and realize the anticipated benefits of the acquisition. In addition, delays in integration could cause anticipated synergies to take longer to realize than currently anticipated.

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

•	the inability to successfully maintain passenger unit revenues upon converting AirTran into the Southwest business model;

•	the challenges currently associated with operating an aircraft type new to the Company, the Boeing 717;

•	the challenges associated with an expanded or new presence in more congested airports and markets;

•	the challenges associated with new international operations, including compliance with international laws;

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

Pending operational integration of AirTran with the Company, it will be necessary to maintain a “fence” between Southwest and AirTran Employee groups subject to CBAs, during which time the Company and AirTran will continue to keep the Employee groups separate, each applying the terms of its own existing CBAs, unless other terms have been negotiated.

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

The Company’s expansion, through AirTran, of its operations into non-U.S. jurisdictions also expands the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. law. Further, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company’s Employees, contractors, or agents or other intermediaries, could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company’s policies, could have an adverse effect on the Company’s reputation and/or its results of operations.

The Company will need to continue certain branding or rebranding initiatives in connection with the acquisition that may take a significant amount of time and involve substantial additional costs and that may not be favorably received by Customers.

The Company may incur substantial additional costs in rebranding AirTran’s products and services, and it may not be able to achieve or maintain brand name recognition or status under the Southwest brand that is comparable to the recognition and status previously enjoyed by AirTran in any of AirTran’s markets. The failure of any such rebranding initiative could adversely affect the Company’s ability to attract and retain Customers, which could cause the Company not to realize some or all of the anticipated benefits contemplated to result from the acquisition.

The Company’s ability to use AirTran’s net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of the acquisition, or if taxable income does not reach sufficient levels.

Following the filing of AirTran’s May 2, 2011 short period Federal tax return in first quarter 2012, AirTran had Federal net operating loss carryforwards (“NOLs”) of approximately $560 million available to offset future taxable income, expiring between 2017 and 2031. Although the Company is limited in the amount of NOLs that can be used in each year, it was able to utilize a portion of such benefits in its 2011 Federal tax return and expects to be able to utilize an additional portion when it files its 2012 Federal tax return.

AirTran experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of its acquisition by the Company. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income generated that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable longterm tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs arising after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change.

While the Company expects to be able to utilize the entire amount of such NOLs prior to their respective expirations, the Company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the Company can generate sufficient taxable income to utilize the NOLs.

AirTran is currently subject to pending antitrust litigation, and if judgment were to be rendered against AirTran in the litigation, such judgment could adversely affect the Company’s operating results.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The original period for fact and expert discovery was scheduled to end on February 25, 2011, but on February 3, 2012, the Court granted plaintiffs’ motion for supplemental discovery because Delta discovered that it had not produced certain electronic documents. The period for supplemental discovery against AirTran ended on May 3, 2012, but discovery disputes between plaintiffs and Delta have continued. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. AirTran and Delta moved for summary judgment on all of plaintiffs’ remaining claims on August 31, 2012. The plaintiffs filed motions to compel Delta to produce additional documents and for sanctions based on alleged failures to produce electronic data. On November 19, 2012, the Court ordered plaintiffs to appoint an expert to examine Delta’s production of electronic data and suspended the briefing schedule for the summary judgment motion until the expert has completed his work. It is AirTran’s understanding that the expert’s work is ongoing. While AirTran has denied all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty. Regardless of its merit, this litigation and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in this or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.

The application of the acquisition method of accounting resulted in the Company recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect the Company’s financial results.

In accordance with applicable acquisition accounting rules, the Company recorded goodwill on its Consolidated Balance Sheet to the extent the AirTran acquisition purchase price exceeded the net fair value of AirTran’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Impairment charges could be recorded in the Company’s results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results. See Note 1 to the Consolidated Financial Statements for further information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Aircraft

Southwest and AirTran operated a total of 694 Boeing aircraft as of December 31, 2012, of which 187 and two were under operating and capital leases, respectively.

The following table details information on the 694 active aircraft in the Company’s combined fleet as of December 31, 2012:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
717-200	117	11	88	8	80
737-300	137	19	128	78	50
737-500	122	22	20	11	9
737-700	137 or 143	8	424	379	45
737-800	175	<1	34	29	5

Totals			694	505	189

(1)	As discussed further in Note 7 to the Consolidated Financial Statements, 112 of Southwest’s and 37 of AirTran’s aircraft were pledged as collateral as of December 31, 2012.

In total, at January 23, 2013, Southwest and AirTran firm orders, options, and purchase rights for the purchase of Boeing 737-700, 737-800, and 737 MAX aircraft were as follows:

737 FUTURE DELIVERY SCHEDULE

	The Boeing Company 737NG				The Boeing Company 737 MAX			Total
	-700 Firm Orders		-800 Firm Orders	Options	Firm Orders		Options
2013			20					20
2014	5		24	15				44
2015	36			12				48
2016	31			12				43
2017	30			25	4			59
2018	25			28	15			68
2019					33			33
2020					34			34
2021					34		18	52
2022					30		19	49
2023							23	23
2024							23	23
2025							23	23
Through 2027							44	44

Total	127	(a)	44	92	150	(b)	150	563

(a)	The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(b)	The Company has the right, under certain conditions, including Boeing’s decision to manufacture a MAX 7 aircraft, to substitute MAX 7 aircraft in place of future MAX 8 deliveries.

Ground Facilities and Services

Each of Southwest and AirTran either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. Southwest leases the land and structures on a longterm basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses nine 737 simulators), and its main corporate headquarters building, also located at Dallas Love Field. AirTran leases the land and structures on a longterm basis for its aircraft maintenance centers located at Hartsfield-Jackson Atlanta International Airport and Orlando International Airport. During 2012, the Company commenced construction of a new, owned, energy-efficient, modern building designed to house certain operational and training functions, including its 24-hour operations. This additional headquarters building will be located across the street from the Company’s current headquarters building on land owned by the Company. Completion of construction is projected for late 2013 with occupancy beginning in 2014.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFMAC,” a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012 and 12 new gates and new concession areas are expected to open in second quarter 2013. Full completion of the project is scheduled for the second half of 2014. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.

As of December 31, 2012, Southwest operated six Customer Support and Services centers. The centers located in San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers. The Company opened its new expanded Customer Support and Services center in San Antonio in June 2012, replacing an older facility, and creating more than 300 local jobs. AirTran currently leases office space in Atlanta for use as a reservations center, a reservations center in Savannah, Georgia, a warehouse and engine repair facility in Atlanta, and a reservations center in Carrollton, Georgia. The Company announced in November 2012 that it intends to consolidate the Atlanta, Savannah and Carrollton reservations centers into a new Atlanta reservations center, located in currently leased space, beginning in May 2013. The Atlanta Customer Support and Services center will become the seventh Southwest call center. The Company intends to close the current Atlanta call center in May 2013 and the Savannah and Carrollton call centers on July 31, 2013.

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

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The original period for fact and expert discovery was scheduled to end on February 25, 2011, but on February 3, 2012, the Court granted plaintiffs’ motion for supplemental discovery because Delta discovered that it had not produced certain electronic documents. The period for supplemental discovery against AirTran ended on May 3, 2012, but discovery disputes between plaintiffs and Delta have continued. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. AirTran and Delta moved for summary judgment on all of plaintiffs’ remaining claims on August 31, 2012. The plaintiffs filed motions to compel Delta to produce additional documents and for sanctions based on alleged failures to produce electronic data. On November 19, 2012, the Court ordered plaintiffs to appoint an expert to examine Delta’s production of electronic data and suspended the briefing schedule for the summary judgment motion until the expert has completed his work. It is AirTran’s understanding that the expert’s work is ongoing. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding the Company’s executive officers is as of February 1, 2013.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	57
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	52
Jeff Lamb	Executive Vice President & Chief People & Administrative Officer	50
Ron Ricks	Executive Vice President & Chief Legal & Regulatory Officer	63
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	51
Tammy Romo	Senior Vice President Finance & Chief Financial Officer	50

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

Ron Ricks has served as the Company’s Executive Vice President & Chief Legal & Regulatory Officer since September 2011. Mr. Ricks also served as Corporate Secretary from May 2008 to January 2013, Executive Vice President Corporate Services from May 2008 to September 2011, Executive Vice President Law, Airports, & Public Affairs from September 2006 to May 2008, and Senior Vice President Law, Airports, & Public Affairs from August 2004 until September 2006. Mr. Ricks joined the Company in 1986 as its Vice President Governmental Affairs.

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

Tammy Romo has served as the Company’s Senior Vice President Finance & Chief Financial Officer since September 2012. Ms. Romo also served as Senior Vice President of Planning from February 2010 to September 2012, Vice President of Financial Planning from September 2008 to February 2010, Vice President Controller from February 2006 to August 2008, Vice President Treasurer from September 2004 to February 2006, Senior

Director of Investor Relations from March 2002 to September 2004, Director of Investor Relations from December 1994 to March 2002, Manager of Investor Relations from September 1994 to December 1994, and Manager of Financial Reporting from September 1991 to September 1994.

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

Period	Dividend	High	Low
2012
1st Quarter	$0.00450	$10.05	$8.03
2nd Quarter	0.01000	9.42	7.76
3rd Quarter	0.01000	9.82	8.45
4th Quarter	0.01000	10.61	8.68

2011
1st Quarter	$0.00450	$13.59	$11.41
2nd Quarter	0.00450	12.87	10.68
3rd Quarter	0.00450	11.65	7.79
4th Quarter	0.00450	9.28	7.15

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 4, 2013, there were approximately 13,687 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2012, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2007, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Southwest Airlines Co.	$100	$71	$94	$107	$71	$85
S&P 500	$100	$63	$80	$92	$94	$109
NYSE ARCA Airline	$100	$71	$100	$140	$97	$134

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1, 2012 through October 31, 2012	—	$—	—	$450,014,922
November 1, 2012 through November 30, 2012	8,135,598	$9.22	8,135,598	$375,015,828
December 1, 2012 through December 31, 2012	—	$—	—	$375,015,828

Total	8,135,598		8,135,598

(1)

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of up to $500 million of the Company’s common stock following such authorization. On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2012, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. This financial information includes the operations of AirTran since the May 2, 2011 acquisition date, but prior to that date only includes the operations of Southwest. The Company provides the operating data below because these statistics are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2012	2011	2010	2009	2008
Financial Data (in millions, except per share amounts):
Operating revenues	$17,088	$15,658	$12,104	$10,350	$11,023
Operating expenses	16,465	14,965	11,116	10,088	10,574

Operating income	623	693	988	262	449
Other expenses (income) net	(62)	370	243	98	171

Income before taxes	685	323	745	164	278
Provision for income taxes	264	145	286	65	100

Net income	$421	$178	$459	$99	$178

Net income per share, basic	$.56	$.23	$.62	$.13	$.24
Net income per share, diluted	$.56	$.23	$.61	$.13	$.24
Cash dividends per common share	$.0345	$.0180	$.0180	$.0180	$.0180
Total assets at period-end	$18,596	$18,068	$15,463	$14,269	$14,068
Long-term obligations at period-end	$2,883	$3,107	$2,875	$3,325	$3,498
Stockholders’ equity at period-end	$6,992	$6,877	$6,237	$5,454	$4,953
Operating Data:
Revenue passengers carried	109,346,509	103,973,759	88,191,322	86,310,229	88,529,234
Enplaned passengers	133,978,100	127,551,012	106,227,521	101,338,228	101,920,598
Revenue passenger miles (RPMs) (000s) (1)	102,874,979	97,582,530	78,046,967	74,456,710	73,491,687
Available seat miles (ASMs) (000s) (2)	128,137,110	120,578,736	98,437,092	98,001,550	103,271,343
Load factor (3)	80.3%	80.9%	79.3%	76.0%	71.2%
Average length of passenger haul (miles)	941	939	885	863	830
Average aircraft stage length (miles)	693	679	648	639	636
Trips flown	1,361,558	1,317,977	1,114,451	1,125,111	1,191,151
Average passenger fare	$147.17	$141.90	$130.27	$114.61	$119.16
Passenger revenue yield per RPM (cents) (4)	15.64	15.12	14.72	13.29	14.35
Operating revenue per ASM (cents) (5)	13.34	12.99	12.30	10.56	10.67
Passenger revenue per ASM (cents) (6)	12.56	12.24	11.67	10.09	10.21
Operating expenses per ASM (cents) (7)	12.85	12.41	11.29	10.29	10.24
Operating expenses per ASM, excluding fuel (cents)	8.07	7.73	7.61	7.18	6.64
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.98	7.65	7.45	7.15	6.56
Fuel costs per gallon, including fuel tax	$3.30	$3.19	$2.51	$2.12	$2.44
Fuel costs per gallon, including fuel tax, economic	3.28	3.19	2.39	1.97	2.32
Fuel consumed, in gallons (millions)	1,847	1,764	1,437	1,428	1,511
Active fulltime equivalent Employees	45,861	45,392	34,901	34,726	35,499
Aircraft in service at period-end (8)	694	698	548	537	537

(1)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as “traffic,” which is a measure of demand for a given period.
(2)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as “capacity,” which is a measure of the space available to carry passengers in a given period.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Calculated as passenger revenue divided by revenue passenger miles. Also referred to as “yield,” this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(5)	Calculated as operating revenue divided by available seat miles. Also referred to as “operating unit revenues,” this is a measure of operating revenue production based on the total available seat miles flown during a particular period.
(6)	Calculated as passenger revenue divided by available seat miles. Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(7)	Calculated as operating expenses divided by available seat miles. Also referred to as “unit costs” or “cost per available seat mile,” this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(8)	Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or held for return to the lessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2012	2011
Fuel and oil expense, unhedged	$5,963	$5,580
Add: Fuel hedge losses included in Fuel and oil expense	157	64

Fuel and oil expense, as reported	$6,120	$5,644
Deduct: Net impact from fuel contracts	(32)	—

Fuel and oil expense, non-GAAP	$6,088	$5,644	7.9%

Total operating expenses, as reported	$16,465	$14,965
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(42)	35
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	10	(35)
Deduct: Acquisition and integration costs, net (a)	(183)	(132)
Deduct: Asset impairment, net of profitsharing	—	(14)

Total operating expenses, non-GAAP	$16,250	$14,819	9.7%

Operating income, as reported	$623	$693
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	42	(35)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(10)	35
Add: Acquisition and integration costs, net (a)	183	132
Add: Asset impairment, net of profitsharing	—	14

Operating income, non-GAAP	$838	$839	(0.1)%

Net income, as reported	$421	$178
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	(221)	21
Add: Ineffectiveness from fuel hedges settling in future periods	42	33
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(10)	35
Add (Deduct): Income tax impact of fuel contracts	73	(31)
Add: Acquisition and integration costs, net (b)	112	85
Add: Asset impairment, net (b)	—	9

Net income, non-GAAP	$417	$330	26.4%

Net income per share, diluted, as reported	$0.56	$0.23
Add (Deduct): Net impact from fuel contracts	(0.15)	0.07
Add: Impact of special items, net (b)	0.15	0.13

Net income per share, diluted, non-GAAP	$0.56	$0.43	30.2%

Operating expenses per ASM (cents)	12.85	12.41
Deduct: Fuel expense divided by ASMs (cents)	(4.78)	(4.68)
Deduct: Impact of special items, net (cents) (a)	(0.14)	(0.12)

Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	7.93	7.61	4.2%

*	As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a)	Amounts net of profitsharing impact on charges incurred through March 31, 2011. The Company amended its profitsharing plan during second quarter 2011 to defer the profitsharing impact of acquisition and integration costs incurred from April 1, 2011, through December 31, 2013. The profitsharing impact of these costs will be realized in 2014 and beyond.
(b)	Amounts net of taxes and profitsharing. See footnote (a) above regarding Acquisition and integration costs.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as “economic,” which the Company’s management utilizes to evaluate its ongoing financial performance and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company’s economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts—all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. These economic results provide a better measure of the impact of the Company’s fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company’s management, as well as investors, to consistently assess the Company’s operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, the measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company’s fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 10 to the Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations. These include 2012, 2011, and 2010 charges of $183 million, $134 million, and $8 million, respectively, (before the impact of profitsharing and/or taxes) related to expenses associated with the Company’s acquisition and integration of AirTran, and a 2011 charge of $17 million (before the impact of profitsharing and/or taxes) for an asset impairment related to the Company’s decision not to equip its Classic (737-300/500) aircraft with “Required Navigation Performance” (RNP) capabilities. The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of these charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results. See Note 2 to the Consolidated Financial Statements for further information on the AirTran acquisition.

YEAR IN REVIEW

For the 40th consecutive year, the Company was profitable, earning $421 million ($.56 per share, diluted) in net income in 2012, compared to the Company’s 2011 net income of $178 million ($.23 per share, diluted). On a non-GAAP basis, the Company’s 2012 net income was $417 million ($.56 per share, diluted), which was a 26.4 percent increase versus the Company’s 2011 net income on a non-GAAP basis of $330 million ($.43 per share, diluted). Operating income for 2012 was $623 million, which was a 10.1 percent decrease versus 2011. On a non-GAAP basis, the Company’s 2012 operating income was $838 million, which was relatively flat compared to 2011. See the previous Note Regarding Use of Non-GAAP Financial Measures. As discussed in Note 2 to the Consolidated Financial Statements, for GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the date of the acquisition, while results of operations and cash flows prior to the acquisition date are only the results of Southwest.

The Company has implemented, and/or is in the midst of, several strategic initiatives that are intended to increase its revenues and reduce its unit costs, and to aid the Company with its goal of achieving pre-tax return on invested capital of 15 percent. The Company’s five major strategic initiatives include:

•

The integration of AirTran. The 2011 acquisition of AirTan increased the Company’s fleet size by 140 aircraft and expanded the Company’s network into key U.S. markets such as Atlanta and Washington Reagan, and near-international locations such as the Caribbean and Mexico. The Company has been able to produce significant synergies to date and continues to expect net pre-tax annual synergies of $400 million in 2013 (excluding acquisition and integration expenses). Significant changes have been made and are underway to AirTran’s route network, including the closure of several airports that proved unsustainable, and the re-deployment of aircraft in new markets. In addition, during the first quarter of 2012, the Company obtained a single operating certificate from the FAA. The Company has also continued the process of transferring AirTran aircraft to Southwest to be converted to the Southwest livery. As of January 24, 2013, 11 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft. In addition, the Company converted several AirTran airport facilities to Southwest in 2012 and plans to continue converting the remainder of AirTran’s airport facilities to Southwest.

•

Southwest’s All-New Rapid Rewards® frequent flyer program. The results of the program have exceeded the Company’s expectations with respect to the number of new frequent flyer members, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase® Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by program members.

•

Fleet modernization. The Company entered into an agreement in 2011 to be the launch customer for Boeing’s new, more fuel-efficient 737 MAX aircraft, which is expected to enter service in 2017. The Company placed firm orders for 150 Boeing 737 MAX aircraft and also added Boeing 737NG aircraft to its existing firm order book at that time. The 737 MAX is expected to reduce CO2 emissions and improve fuel burn by an additional 10 to 11 percent over today’s most fuel-efficient, single-aisle airplane. In January 2012, the Company also announced its plans to retrofit its 737-700 fleet with an updated cabin interior. Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible. By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each 737-700 aircraft, along with more climate-friendly and cost-effective materials. These retrofits for Southwest 737-700 aircraft began in March 2012 and are expected to be completed in 2013. AirTran aircraft that are transitioned to the Southwest fleet are also expected to receive the new Evolve interior. As of January 24, 2013, 270 of the Company’s 737-700 aircraft had been converted to the Evolve interior, including 11 transitioned AirTran aircraft. The Company has also made the decision to retrofit 78 of its 737-300 fleet with Evolve, which it also expects to complete in 2013.

•

The addition of a larger aircraft, the Boeing 737-800, to Southwest’s fleet. To further support its fleet modernization efforts, the Company received a total of 34 Boeing 737-800s during 2012. The Boeing 737-800 (i) is better suited for potential new destinations, including near-international locations, (ii) provides the Company with the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports), and (iii) operates at a lower unit cost than aircraft in the Company’s existing fleet.

•

New Reservation System and International Capabilities. The Company has entered into a contract with Amadeus IT Group to implement Amadeus’ Altea reservations solution to support the Company’s international service. The Amadeus technology is expected to support Southwest’s operation of international flights, which are expected to begin in 2014. The contract also provides the option for Southwest to migrate its domestic business to Amadeus in the future.

In addition, during fourth quarter 2012, the Company announced incremental revenue initiatives designed to increase revenues during 2013 and future periods. The Company announced that it will increase the amount Customers pay for its Early Bird product from $10 per one-way ticket to $12.50 per one-way ticket, effective by the end of the first quarter of 2013. The Company also announced, beginning in February 2013, it will increase the fees charged for certain checked baggage. On AirTran flights, the charge for a Customer’s first checked bag will increase to $25, and second checked bag will cost $35. On Southwest flights, a Customer will still be able to check up to two bags, up to 50 pounds each, free of charge, but the charge for a third or subsequent checked bag, or for any bag in excess of 50 pounds, will increase to $75 each. Southwest also plans to tighten the flexibility associated with its most restrictive tickets. Currently, Customers that don’t show up for their scheduled flight retain the full value paid for their tickets and can reuse such funds for up to a year after the original flight date. At some point during 2013, the Company plans to implement a service charge for a Customer to reuse the full value paid for such tickets unless that Customer calls ahead and cancels or re-books their ticket prior to the originally scheduled flight time. One of the Company’s goals in making such a change is to change Customers’ behavior by having them call ahead and cancel or re-book their flight, which would enable the Company to then attempt to re-sell that empty seat prior to the flight departure. During January 2013, the Company began selling open premium boarding positions systemwide at the gate for a $40 charge per flight.

The Company has continued working towards creating connecting capabilities between the Southwest and AirTran reservations systems to allow Customers to book connecting itineraries between the two carriers. Full deployment of connecting capabilities is expected to occur in early 2013. During 2012, the Company continued to optimize and align the Southwest and AirTran networks, launched booking tools to allow Customers of both airlines to book flights on either carrier via southwest.com or airtran.com, and continued to work on integrating the frequent flyer programs of the carriers. The efforts underway to fully integrate AirTran’s network and schedule with Southwest’s are expected to be a multi-year undertaking, but one that the Company believes will yield significant financial benefits.

During 2012, the Company also continued its progress towards integrating Southwest’s and AirTran’s unionized workforce. Southwest’s Aircraft Mechanics, represented by the Aircraft Mechanics Fraternal Association (“AMFA”), and the Aircraft Mechanics and Inspectors at AirTran, represented by the International Brotherhood of Teamsters, Local 528 (“IBT 528”), voted to ratify their Seniority Integration Agreement, which integrates the two groups’ seniority lists. Further, the International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”), which represents the Customer Service Agents and Customer Representatives at both Southwest and AirTran, reached a decision regarding the methodology for integrating the seniority lists of the two workgroups. The decision by IAM 142 was not subject to a vote by the respective workgroups. In addition, a settlement agreement was reached for integrating the seniority lists of Material Specialists at Southwest and AirTran. As a result of these agreements, all Southwest and AirTran union workgroup seniority integration methodologies have now been resolved. The Company’s Pilots, Flight Attendants, Flight Instructors, Dispatchers, and Ramp, Operations, Provisioning, and Freight Agents have also successfully completed the seniority integration negotiation process.

As discussed above, the Company currently believes the acquisition of AirTran has the potential to yield net annual synergies of approximately $400 million in 2013, not including acquisition and integration costs. The Company incurred acquisition and integration expenses of $134 million in 2011 and $183 million in 2012 and is expected to incur no more than $550 million in total acquisition and integration costs. In addition, although Southwest and AirTran are currently operated separately in many respects, their networks remain complementary with little route overlap. Strategically, both carriers place an emphasis on outstanding Customer Service, high quality low-cost operations, solid low-fare brands, and strong Employee cultures.

At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2013. The Company currently expects to receive 20 737-800 aircraft deliveries during 2013, all of which will be new aircraft from Boeing. The Company also expects to retire some of its older 737-300s and 737-500s, as well as transition a number of 717-200s out of service as part of the Company’s lease/sublease agreement with Delta. See Note 8 to the Consolidated Financial Statements. In total, the Company expects to keep its fleet relatively flat with 2012 and expects 2013 ASMs to increase approximately two percent compared to ASMs flown during 2012.

2012 compared with 2011

The Company’s net income of $421 million ($.56 per share, diluted) in 2012 increased by $243 million, or 136.5 percent, compared to its 2011 net income of $178 million ($.23 per share, diluted). The Company’s GAAP results for both years ended December 31, 2012 and 2011 were significantly impacted by the non-cash adjustments recorded as a result of the Company’s portfolio of derivative contracts utilized to hedge against jet fuel price volatility, as well as acquisition and integration costs associated with the Company’s 2011 acquisition of AirTran. As a result of the fuel hedges the Company had in place during 2012 — including those that settled during 2012 and those that will settle in future years—the Company recognized a net total of $28 million in gains allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2011, the Company recognized a net total of $259 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2012 and 2011 include the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. In addition, the Company’s GAAP results for the year ended December 31, 2012 included a $137 million third quarter 2012 charge associated with the Company’s agreement with Delta and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717s to Delta. See Note 8 to the Consolidated Financial Statements for further information on this transaction. The Company’s GAAP results for the year ended December 31, 2011 included an asset impairment related to the Company’s decision not to equip its Classic (737-300/500) aircraft with Required Navigation Performance (RNP) capabilities. Excluding the impact of these items, the Company’s net income on a non-GAAP basis increased 26.4 percent for the year ended 2012 compared to 2011. This increase primarily was a result of better 2012 revenue production, which more than offset higher operating costs.

Operating revenues

Operating revenues for 2012 increased by $1.4 billion, or 9.1 percent, compared to 2011. The majority of the increase was due to the fact that 2012 results include the full year of AirTran Operating revenues, while 2011 results only include AirTran Operating revenues following the May 2, 2011 acquisition date. For the full year 2012, other than due to the inclusion of 12 months of activity versus only eight months in 2011, AirTran’s standalone operating revenues did not otherwise have a significant impact on the Company’s consolidated results. Excluding the results of AirTran in both periods, Operating revenues for 2012 increased 5.5 percent on a dollar basis, compared to 2011, primarily due to a 5.6 percent increase in Passenger revenues. Holding other factors constant, over 60 percent of the increase in Passenger revenues was attributable to higher Passenger yields (Passenger revenues per RPM flown), as the Company implemented fare increases in an attempt to buffer a portion of the impact of higher fuel costs. In addition to the fare increases the Company has been able to implement and other revenue management techniques, the year-over-year increase in Passenger revenues benefitted from continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its products and services from competitors. These increases were partially offset by a slight decrease in Southwest’s load factor, partially due to the impact of higher airfares on Customer demand. Based on bookings and revenue trends, thus far, the Company expects a solid year-over-year increase in its first quarter 2013 passenger unit revenues.

Freight revenues for 2012 increased by $21 million, or 15.1 percent, compared to 2011, primarily due to an increase in shipments as a result of better domestic economic conditions than the prior year. The Company currently expects freight revenues for first quarter 2013 to be in line with fourth quarter 2012 freight revenues.

Other revenues for 2012 increased by $70 million, or 9.2 percent, compared to 2011, of which approximately $69 million was due to the inclusion of the full year of AirTran results in 2012, while 2011 results only include AirTran Other revenues following the acquisition date. Excluding the results of AirTran in both periods, Other revenues were relatively stable compared to 2011, as an increase in revenues from initiatives, such as the Company’s EarlyBird product, for which Customers pay a service charge to automatically receive an assigned boarding position before general checkin begins, and service charges for pets was offset by an increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenues as opposed to Other revenues. The classification of such amounts is influenced by average fares, among other factors. See Note 1 to the Consolidated Financial Statements for further information on Southwest’s frequent flyer program. Southwest’s EarlyBird product and service charges for unaccompanied minors, pets, and excess bags contributed $219 million to Other revenues in 2012 versus $198 million generated from these products during 2011. Other revenues for 2012 included approximately $146 million in baggage fees collected from AirTran Customers, versus approximately $110 million for 2011. The Company currently expects Other revenues in first quarter 2013 to be in line with first quarter 2012 Other revenues.

Operating expenses

Operating expenses for 2012 increased by $1.5 billion, or 10.0 percent, compared to 2011, while capacity increased 6.3 percent compared to 2011. The increase in Operating expenses was primarily due to the inclusion of AirTran results for the full year 2012, while 2011 results only include AirTran Operating expenses following the acquisition date. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company’s Operating expenses per ASM for 2012 and 2011, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Year ended December 31,				Per-ASM change		Percent change
(in cents, except for percentages)	2012		2011

Salaries, wages, and benefits	3.69	¢	3.62	¢	.07	¢	1.9%
Fuel and oil	4.78		4.68		.10		2.1
Maintenance materials and repairs	.88		.79		.09		11.4
Aircraft rentals	.28		.26		.02		7.7
Landing fees and other rentals	.81		.80		.01		1.3
Depreciation and amortization	.66		.59		.07		11.9
Acquisition and integration	.14		.11		.03		27.3
Other operating expenses	1.61		1.56		.05		3.2

Total	12.85	¢	12.41	¢	.44	¢	3.5%

On a per-ASM basis, the Company’s Operating expenses (unit costs) for 2012 increased 3.5 percent compared to 2011. Approximately 23 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs, as the Company’s average jet fuel cost per gallon increased 3.4 percent to $3.30, including the impact of hedging activity, and approximately 20 percent was due to higher maintenance materials and repairs costs. An increase in acquisition and integration expenses (incurred by Southwest) of $77 million also contributed to the year-over-year increase in costs on both a dollar and a per-ASM basis during 2012. On a dollar basis, excluding the results for AirTran in both periods, Operating expenses increased 6.4 percent for 2012 compared to 2011, which was attributable to higher expenses in nearly every operating cost category, except for Aircraft rentals. On a non-GAAP basis, the Company’s Operating expenses per ASM for 2012, excluding fuel, increased 4.2 percent compared to 2011. Based on current cost trends, the Company expects first quarter 2013 unit costs, excluding fuel, profitsharing, and special items, to increase in the five to six percent range as compared to first quarter 2012’s unit costs, excluding fuel, profitsharing, and special items. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for 2012 increased by $378 million compared to 2011. Approximately $139 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while 2011 results only include AirTran Salaries, wages, and benefits expense following the acquisition date. Excluding the results of AirTran in both periods, Salaries, wages, and benefits expense increased 6.0 percent on a dollar basis for 2012 compared to 2011. Approximately 64 percent of this year-over-year increase was a result of higher salaries expense and approximately 18 percent was a result of higher Employee benefits expense, both primarily due to an increase in active full-time equivalent Employees. In addition, approximately 11 percent of the increase was due to an increase in profitsharing expense resulting from higher income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. On a consolidated basis, Salaries, wages, and benefits expense per ASM for 2012 increased 1.9 percent compared to 2011. The majority of the per-ASM increase was due to an increase in active full-time equivalent employees. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM in first quarter 2013, excluding profitsharing, to increase from first quarter 2012’s Salaries, wages, and benefits expense per ASM, excluding profitsharing.

Southwest’s Pilots, totaling approximately 6,000 Employees, are subject to a collective-bargaining agreement between the Company and the Southwest Airlines Pilots’ Association (“SWAPA”), which became amendable in August 2012. The Company continues to engage in discussions on a new agreement with SWAPA.

Southwest’s Customer Service, Customer Support, and Services, totaling approximately 6,400 Employees, are subject to a collective-bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers (“IAM”), which became amendable in October 2012. The Company continues to engage in discussions on a new agreement with IAM.

Southwest’s Mechanics, totaling approximately 2,100 Employees, are subject to a collective-bargaining agreement between the Company and the Aircraft Mechanics Fraternal Association (“AMFA”), which became amendable in August 2012. The Company is currently in discussions on a new agreement with AMFA.

Southwest’s Aircraft Appearance Technicians, totaling approximately 220 Employees, are subject to a collective-bargaining agreement between the Company and AMFA, which became amendable in February 2009. The Company and AMFA ratified a new contract during May 2012.

Southwest’s Dispatchers, totaling approximately 200 Employees, are subject to agreements between the Company and the Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”), which became amendable in 2009. The Company and TWU ratified a new contract during June 2012.

Southwest’s Ramp, Operations, Provisioning, and Freight Agents, totaling approximately 9,800 Employees, are subject to an agreement between the Company and the TWU Local 555 (“TWU 555”), which became amendable in June 2011. The Company is currently in discussions on a new agreement with TWU 555.

Fuel and oil expense for 2012 increased by $476 million, or 8.4 percent, compared to 2011. Approximately $291 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran fuel and oil expense following the acquisition date. Excluding the results of AirTran in both periods, Fuel and oil expense for 2012 increased 3.8 percent on a dollar basis, versus 2011. On a per-ASM basis, the Company’s 2012 Fuel and oil expense increased by 2.1 percent versus 2011. Both of these increases were primarily due to a 3.4 percent increase in the Company’s average fuel cost per gallon. As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $157 million in 2012 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $64 million recognized in Fuel and oil expense in 2011. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $125 million paid to counterparties in 2012 versus $63 million paid to counterparties for 2011. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 18, 2013, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption at the following levels:

Average percent of estimated fuel consumption
Period	covered by fuel derivative contracts at varying WTI/Brent crude oil-equivalent price levels

2013	less than 15%
2014	approx. 50%
2015	approx. 30%
2016	approx. 20%
2017	approx. 10%

As a result of applying hedge accounting in prior periods, the Company continues to have amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in the Company’s Consolidated Statement of Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company’s estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties— See Note 10 to the Consolidated Financial Statements for further information) as well as the amount of deferred gains/losses in AOCI at December 31, 2012, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2012	Amount of gains (losses) deferred in AOCI at December 31, 2012 (net of tax)
2013	$(2)	$(92)
2014	105	44
2015	60	(26)
2016	55	10
2017	1	—

Total	$219	$(64)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company’s economic jet fuel costs per gallon may exceed market (i.e., unhedged) prices during some of these future periods. This could occur in periods in which unfavorable cash settlements occur associated with fuel derivatives, but would exclude any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company’s current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for first quarter 2013, remainder of 2013, and full year 2013 jet fuel prices at different Brent crude oil assumptions as of January 18, 2013, and expected premium costs associated with settling contracts in each period, respectively.

	Estimated difference in economic jet fuel price per gallon, above/(below) unhedged market prices, including taxes
Average Brent Crude Oil price per barrel	1Q 2013	Remainder of 2013	2013

$70	$0.10	$0.03	$0.05
$80	$0.08	$0.00	$0.02
$90	$0.05	$0.00	$0.01
$100	$0.05	$0.00	$0.01
Current Market (1)	$0.05	$0.00	$0.01
$120	$0.05	$0.00	$0.01
$130	$0.05	$0.00	$0.01
$140	$0.03	($0.01)	$0.00
Estimated premium costs (2)	$5 million	$55 million	$60 million

(1)	Brent crude oil average market prices as of January 18, 2013 were approximately $111, $107, and $108 per barrel for first quarter 2013, the remainder of 2013, and full year 2013, respectively.
(2)	Premium costs are recognized as a component of Other (gains) losses net, and are thus not reflected as part of the Company’s fuel cost per gallon.

Maintenance materials and repairs expense for 2012 increased by $177 million, or 18.5 percent, compared to 2011. Approximately $106 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Maintenance materials and repairs expense following the acquisition date. The majority of the remaining increase was attributable to higher engine expense from higher rates associated with the Company’s 737-700 fleet. Expense for the engines on this fleet is recorded on a per-flight hour basis and the maintenance agreement covering this fleet with GE Engine Services was modified during fourth quarter 2011 primarily to incorporate the 52 737-700s from the AirTran acquisition and convert them to the Southwest maintenance program, and to extend the term of that agreement to December 31, 2021. There was minimal engine maintenance expense for the AirTran 737s prior to the contract modification due to the fact that such engine expense was accounted for on a time and materials basis and there were no engine shop visits incurred. On a per-ASM basis, the Company’s Maintenance materials and repairs expense for 2012 increased 11.4 percent compared to 2011. Over 40 percent of this increase was a result of the higher rates associated with the engines on the Company’s 737-700 fleet, and the majority of the remainder was due to higher airframe and component expense associated with ongoing Evolve modifications, which began in first quarter 2012. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2013 to be in the 0.95 cents range, based on currently scheduled airframe maintenance events, scheduled engine shop visits, Evolve retrofits, and projected engine hours flown.

Aircraft rentals expense for 2012 increased by $47 million, or 15.3 percent, compared to 2011. There was an increase of approximately $54 million due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Aircraft rentals expense following the acquisition date. Excluding the results of AirTran in both periods, as well as the impact of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran Boeing 717 leases, Aircraft rentals expense for 2012 decreased approximately 4.7 percent on a dollar basis compared to 2011. See Note 2 to the Consolidated Financial Statements for further information on purchase accounting. The majority of the decrease was due to a decrease in operating leased aircraft from 192 at December 2011 to 187 at December 2012. On a per-ASM basis, the Company’s Aircraft rentals expense for 2012 increased 7.7 percent compared to 2011. This increase on a per-ASM basis primarily was due to the acquisition of AirTran during 2011 and the fact that AirTran leases the majority of its aircraft fleet. The Company currently expects Aircraft rentals expense per ASM for first quarter 2013 to increase slightly from first quarter 2012’s results.

Landing fees and other rentals expense for 2012 increased by $84 million, or 8.8 percent, compared to 2011. The majority of the dollar increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period. In addition, approximately $29 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Landing fees and other rentals expense following the acquisition date. On a per-ASM basis, the Company’s Landing fees and other rentals expense for 2012 increased by 1.3 percent compared to 2011 primarily due to higher rates paid for airport space. The Company currently expects Landing fees and other rentals expense for first quarter 2013 to be higher than the first quarter 2012 results on a per-ASM basis.

Depreciation and amortization expense for 2012 increased by $129 million, or 18.0 percent, compared to 2011. Approximately 49 percent of this increase was due to an acceleration of depreciation expense associated with aircraft in the Company’s Classic (737-300/500) Fleet that were retired during 2012, coupled with the reduction in salvage values for the Company’s Classic Fleet. See Note 3 to the Consolidated Financial Statements for further information on these changes in estimates. In addition, approximately 34 percent of this increase was due to a full year of depreciation associated with the purchase of 18 aircraft (737-700s) in 2011 and the purchase of 29 aircraft (737-800s) during 2012 and approximately $16 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Depreciation and amortization expense following the acquisition date. On a per-ASM basis, the Company’s Depreciation and amortization expense for 2012 increased by 11.9 percent compared to 2011, primarily due to the acceleration of depreciation expense associated with the aircraft in the Company’s Classic Fleet that were retired in 2012, coupled with a reduction in salvage values for the Company’s Classic Fleet. For first quarter 2013, the Company currently expects Depreciation and amortization expense per ASM to be comparable to first quarter 2012’s results.

For 2012, the Company incurred $183 million of Acquisition and integration costs related to the acquisition of AirTran compared to $134 million for 2011. These 2012 costs primarily consisted of costs associated with the Company’s lease/sublease transaction for AirTran’s Boeing 717-200 fleet, consulting, flight crew training, seniority integration, and facility integration expenses. See Note 2 and Note 8 to the Consolidated Financial Statements.

Other operating expenses for 2012 increased by $160 million, or 8.5 percent, compared to 2011. Approximately $65 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Other operating expenses following the acquisition date. Excluding the results of AirTran in both periods, Other operating expenses for 2012 increased 5.8 percent on a dollar basis compared to 2011. This increase was primarily due to consulting fees, WiFi enplanement fees, and other costs associated with completed and ongoing projects, the majority of which were related to the Company’s strategic initiatives as previously discussed. On a per-ASM basis, the Company’s Other operating expenses for 2012 increased by 3.2 percent compared to 2011, also due to consulting and other outside services costs associated with completed and ongoing projects. For first quarter 2013, the Company currently expects Other operating expenses per ASM to be in line with fourth quarter 2012’s results.

Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government provided renewable, supplemental, first-party war-risk insurance coverage to commercial carriers at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2013. Although another extension beyond this date is expected, if such coverage is not extended by the government, the Company could incur substantially higher insurance costs or experience unavailability of adequate coverage in future periods.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for 2012 decreased by $47 million, or 24.2 percent, compared to 2011, primarily as a result of the Company’s repayment of its $400 million 10.5% notes in December 2011 and $385 million 6.5% notes in March 2012. For first quarter 2013, the Company expects interest expense to be comparable to fourth quarter 2012’s results. See Note 2 to the Consolidated Financial Statements.

Capitalized interest for 2012 increased by $9 million, or 75.0 percent, compared to 2011, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2012 decreased by $3 million, or 30.0 percent, compared to 2011, primarily due to lower rates earned on invested cash and short-term investments.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company’s hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company’s hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2012 and 2011:

	Year ended December 31,
(in millions)	2012	2011

Mark-to-market impact from fuel contracts settling in future periods	$(221)	$21
Ineffectiveness from fuel hedges settling in future periods	42	33
Realized ineffectiveness and mark-to-market (gains) or losses	(42)	35
Premium cost of fuel contracts	36	107
Other	4	2

	$(181)	$198

Income taxes

The Company’s effective tax rate was approximately 39 percent for 2012, compared to 45 percent for 2011. The lower rate for 2012 primarily was driven by the Company’s higher 2012 income before taxes (thus diluting the impact of permanent tax differences), a portion of acquisition-related costs being non-deductible in 2011, and additional income tax expense of $5 million in 2011 as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009. On a non-GAAP basis, the Company currently projects a full year 2013 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results. However, the Company’s effective tax rate during interim periods of 2013 may differ significantly from this full year estimate.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2011	2010

Fuel and oil expense, unhedged	$5,580	$3,296
Add: Fuel hedge losses included in Fuel and oil expense	64	324

Fuel and oil expense, as reported	$5,644	$3,620
Deduct: Net impact from fuel contracts	—	(172)

Fuel and oil expense, non-GAAP	$5,644	$3,448	63.7%

Total operating expenses, as reported	$14,965	$11,116
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	35	(1)
Deduct: Contracts settling in the current period, but for which losses have been recognized in a prior period*	(35)	(171)
Deduct: Acquisition and integration costs, net (a)	(132)	(7)
Deduct: Asset impairment, net of profitsharing	(14)	—

Total operating expenses, non-GAAP	$14,819	$10,937	35.5%

Operating income, as reported	$693	$988
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(35)	1
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	35	171
Add: Acquisition and integration costs, net (a)	132	7
Add: Asset impairment, net of profitsharing	14	—

Operating income, non-GAAP	$839	$1,167	(28.1)%

Net income, as reported	$178	$459
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	21	(21)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	33	(11)
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	35	171
Deduct: Income tax impact of fuel contracts	(31)	(52)
Add: Acquisition and integration costs, net (b)	85	4
Add: Asset impairment, net (b)	9	—

Net income, non-GAAP	$330	$550	(40.0)%

Net income per share, diluted, as reported	$0.23	$0.61
Add: Net impact from fuel contracts	0.07	0.12
Add: Impact of special items, net (b)	0.13	0.01

Net income per share, diluted, non-GAAP	$0.43	$0.74	(41.9)%

Operating expenses per ASM (cents)	12.41	11.29
Deduct: Fuel expense divided by ASMs (cents)	(4.68)	(3.68)
Deduct: Impact of special items, net (cents) (a)	(0.12)	—

Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	7.61	7.61	—%

*	As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a)	Amounts net of profitsharing impact on charges incurred through March 31, 2011. The Company amended its profitsharing plan during second quarter 2011 to defer the profitsharing impact of acquisition and integration costs incurred from April 1, 2011, through December 31, 2013. The profitsharing impact of these costs will be realized in 2014 and beyond.
(b)	Amounts net of taxes and profitsharing. See footnote (a) above regarding Acquisition and integration costs.

See previous Note Regarding Use of Non-GAAP Financial Measures.

2011 compared with 2010

The Company’s consolidated net income of $178 million ($.23 per share, diluted) in 2011 decreased by $281 million, or 61.2 percent, compared to its 2010 net income of $459 million ($.61 per share, diluted). The results in each year were significantly impacted by the Company’s fuel hedge program and the accounting requirements related to the derivative instruments used in the Company’s hedging activities. As a result of the fuel hedges the Company had in place during 2011—including those that settled during 2011 and those that will settle in future years—the Company recognized a net total of $259 million in losses allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2010, the Company recognized a net total of $426 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2011 and 2010 included the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel derivative instruments. The Company’s results for 2011 also included a charge for asset impairment of $17 million (before the impact of profitsharing or taxes) related to the Company’s decision not to equip its Classic (737-300/500) aircraft with RNP capabilities and AirTran acquisition and integration-related expenses of $134 million (before the impact of profitsharing or taxes). The Company’s 2011 Operating income of $693 million was lower than the Company’s 2010 Operating income of $988 million, as the 34.6 percent increase in Operating expenses outpaced the 29.4 percent increase in Operating revenues.

Operating revenues

Consolidated Operating revenues for 2011 increased by $3.6 billion, or 29.4 percent, compared to 2010, of which approximately $2.0 billion was attributable to the inclusion of the results of AirTran following the May 2, 2011 acquisition. Consolidated Passenger revenues for 2011 increased by $3.2 billion, or 28.3 percent, compared to 2010, of which approximately $1.7 billion was due to the inclusion of AirTran results following the May 2, 2011 acquisition. Excluding the results of AirTran, Operating revenues for 2011 increased 12.8 percent on a dollar basis, compared to 2010, primarily due to a 13.1 percent increase in Passenger revenues. Holding other factors constant, over 40 percent of the increase in Passenger revenues was attributable to the 5.5 percent increase in Southwest’s capacity, versus 2010. The remainder of the increase primarily was due to higher Passenger yields (Passenger revenues per RPM flown), as the Company implemented fare increases in an attempt to buffer a portion of the impact of higher fuel costs.

The Company’s load factor for 2011 also increased 1.6 points to 80.9 percent in 2011, which was a record for the Company. These strong revenue results were achieved due to better revenue management techniques and strategies, continued optimization of the Company’s flight schedule to better match demand in certain markets, improving economic conditions, which led to higher demand for air travel versus 2010, and at times, targeted marketing campaigns in which the Company differentiated its product and service from competitors.

Consolidated Freight revenues for 2011 increased by $14 million, or 11.2 percent, versus 2010, primarily due to higher average rates charged as a result of fuel surcharges and better economic conditions than the prior year.

Consolidated Other revenues for 2011 increased by $294 million, or 60.0 percent, compared to 2010, of which approximately $261 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Other revenues increased 6.7 percent on a dollar basis, compared to 2010. This increase was due to revenues from initiatives, such as the Company’s EarlyBird product, for which Customers could pay $10 to automatically receive an assigned boarding position before general checkin begins, and service charges for unaccompanied minors and pets. The increase in revenues from initiatives was partially offset by a year-over-year increase in the portion of the commissions earned from programs the Company sponsors with certain business partners that were classified as Passenger revenue. The classification of such amounts is influenced by average fares, among other factors. See Note 1 to the

Consolidated Financial Statements for further information on Southwest’s frequent flyer program. Other revenues for AirTran for the period following the acquisition in 2011 included approximately $110 million in baggage fees collected from Customers.

Operating expenses

Consolidated Operating expenses for 2011 increased by $3.8 billion, or 34.6 percent, compared to 2010, while capacity increased 22.5 percent compared to 2010. The increase in consolidated Operating expenses was primarily due to the inclusion of AirTran’s 2011 Operating expenses following the acquisition. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. Excluding the results of AirTran, Operating expenses increased 17.0 percent on a dollar basis, approximately 64% of which was due to a higher average jet fuel cost per gallon. The following table presents the Company’s Operating expenses per ASM for 2011 and 2010, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

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

Consolidated Salaries, wages, and benefits expense for 2011 increased by $667 million, or 18.0 percent, compared to 2010, of which approximately $381 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Salaries, wages, and benefits expense increased 7.7 percent on a dollar basis for 2011 compared to 2010. The majority of the year-over-year increase was due to the increase in Southwest’s capacity and number of trips flown, which was partially offset by a decrease in profitsharing expense resulting from lower income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. Consolidated Salaries, wages, and benefits expense per ASM for 2011 decreased 3.7 percent compared to 2010. The majority of this decrease on a per-ASM basis was due to AirTran unit costs for Salaries, wages, and benefits being significantly lower than Southwest’s. This decrease was partially offset by increases in average wage rates paid to the majority of Southwest’s workforce.

Consolidated Fuel and oil expense for 2011 increased by $2.0 billion, or 55.9 percent, compared to 2010, of which approximately $811 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Fuel and oil expense for 2011 increased 33.5 percent on a dollar basis versus 2010. On a per-ASM basis, 2011 consolidated Fuel and oil expense increased by 27.2 percent versus 2010. Both of these increases were primarily due to a 27.1 percent increase in the Company’s average fuel cost per gallon. On a consolidated basis, as a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $64 million in 2011 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $324 million recognized in Fuel and oil expense in 2010. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $63 million paid to counterparties in 2011 versus $153 million paid to counterparties for 2010. However, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.

Consolidated Maintenance, materials, and repairs expense for 2011 increased by $204 million, or 27.2 percent, compared to 2010, of which approximately $175 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Maintenance materials and repairs expense for 2011 increased 3.9 percent on a dollar basis compared to 2010. This increase primarily was attributable to higher airframe expense associated with routine heavy maintenance checks. On a per-ASM basis, consolidated Maintenance materials and repairs expense increased 3.9 percent primarily as a result of higher engine expense, as AirTran’s Boeing 717 fleet has higher engine costs, on a flight hour basis, than Southwest’s all-Boeing 737 fleet. In October 2011, the Company amended its engine maintenance contracts with GE Engine Services. Previously, the engines on both its Classic fleet (737-300/500s) and its 737-700s were subject to “power-by-the-hour” agreements under which the cost was based on the number of engine hours flown. The amended agreement for the Classic fleet no longer meets the risk-transfer criteria of a “power-by-the-hour” agreement, and thus expense will prospectively be recorded on a time and materials basis when an engine repair event takes place. See Note 1 to the Consolidated Financial Statements for further information on this change. The maintenance contract for the engines on the Company’s 737-700 fleet was amended primarily to incorporate the 52 Boeing 737-700s from the AirTran acquisition and, bring them on to the Southwest maintenance program, extend the term of that agreement until December 31, 2021. The amendments to both maintenance contracts were effective October 1, 2011.

Consolidated Aircraft rentals expense for 2011 increased by $128 million, or 71.1 percent, compared to 2010. There was an increase of approximately $159 million due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Aircraft rentals expense for 2011 decreased 17.2 percent on a dollar basis compared to 2010 as a result of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran’s Boeing 717 leases. See Note 2 to the Consolidated Financial Statements. Excluding the impact of this amortization, year-over-year expense decreased slightly on a dollar basis. Consolidated Aircraft rentals expense per ASM for 2011 increased 44.4 percent compared to 2010. This increase on a per-ASM basis primarily was due to the fact that AirTran leases the majority of its aircraft fleet. Of the 140 aircraft that were in AirTran’s fleet as of December 31, 2011, over 70 percent were on operating leases, versus approximately 16 percent for Southwest’s fleet at December 31, 2011.

Consolidated Landing fees and other rentals expense for 2011 increased by $152 million, or 18.8 percent, compared to 2010, of which approximately $117 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Landing fees and other rentals expense for 2011 increased 4.3 percent on a dollar basis compared to 2010. The majority of the dollar increase was due to the increase in number of trips flown versus the same prior year period. On a per-ASM basis compared to 2010, consolidated Landing fees and other rentals expense decreased by 2.4 percent. The decline on a per-ASM basis primarily was due to higher than anticipated credits (refunds) received in 2011 as a result of airports’ audits of prior period payments.

Consolidated Depreciation and amortization expense for 2011 increased by $87 million, or 13.9 percent, compared to 2010, of which approximately $41 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Depreciation and amortization expense for 2011 increased 7.3 percent on a dollar basis compared to 2010. Approximately 66 percent of this increase was due to the amortization associated with the intangible assets recognized upon the acquisition of AirTran, such as customer relationships, trademarks, slots, domain name, and non-compete agreements, and approximately 23 percent was due to large projects that have been placed into service, such as the Company’s implementation of Southwest’s All-New Rapid Rewards frequent flyer program. On a per-ASM basis, consolidated Depreciation and amortization expense decreased by 7.8 percent compared to 2010, primarily due to the majority of AirTran’s fleet as of December 31, 2011 being on operating leases.

On a consolidated basis for 2011, the Company incurred $134 million of acquisition and integration costs related to the acquisition of AirTran. These costs primarily consisted of financial advisory fees and consulting, severance, technology, and facility integration expenses. See Note 2 to the Consolidated Financial Statements.

Consolidated Other operating expense for 2011 increased by $461 million, or 32.5 percent, compared to 2010, of which approximately $250 million was due to the inclusion of AirTran results following the May 2, 2011 acquisition date. Excluding the results of AirTran, Other operating expenses for 2011 increased 14.9 percent on a dollar basis compared to 2010. Approximately 20 percent of this increase was a result of revenue-related costs (such as credit card processing fees) associated with an increase in Passenger revenues, approximately 17 percent was due to technology and consulting costs associated with completed and ongoing projects, and approximately 8 percent was a result of a $17 million asset impairment related to the Company’s decision not to equip its Classic aircraft with RNP capabilities. On a consolidated basis, Other operating expenses per ASM for 2011 increased 7.6 percent compared to 2010. Approximately 31 percent of the increase per ASM was a result of revenue-related costs and 16 percent was due to technology and consulting costs associated with projects.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.1 billion in 2012, compared to $1.4 billion provided by operating activities in 2011. Operating cash inflows primarily are derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows primarily are related to the recurring expenses of airline operations. Operating cash flows can also be significantly impacted by the Company’s fuel hedge positions and the significant fluctuation in fair value of those positions and the corresponding cash collateral requirements associated with those positions. In the Consolidated Statement of Cash Flows, increases and/or decreases to these cash deposits are reflected in operating cash flows as Cash collateral received from (provided to) fuel derivative counterparties. As of December 31, 2012, there was no cash either held from or provided to fuel hedge counterparties, so the net change in cash deposits for 2012 was a net operating inflow of $233 million. Cash flows associated with entering into new fuel derivatives, which are also classified as Other, net, operating cash flows, were net inflows of $23 million in 2012, net inflows of $192 million in 2011, and net outflows of $359 million in 2010. Cash flows from operating activities for 2012 were also significantly impacted by the Company’s net income (as adjusted for non-cash depreciation and amortization expense and non-cash unrealized losses on fuel derivative instruments). For further information on the Company’s hedging program and counterparty deposits, see Note 10 to the Consolidated Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” respectively. Operating cash generated is used primarily to finance aircraft-related capital expenditures and to provide working capital.

Net cash used in investing activities in 2012 totaled $833 million, versus $1.1 billion used in 2011. Investing activities in both years included payments for new 737-700 or 737-800 aircraft delivered to the Company and progress payments for future aircraft deliveries. The Company purchased 29 new Boeing 737-800 aircraft in 2012, versus the purchase of 18 Boeing 737-700s in 2011. See Note 4 to the Consolidated Financial Statements. Investing activities for 2012 and 2011 also reflect $483 million of net inflows and $48 million of net outflows, respectively, related to changes in the balance of the Company’s short-term investments.

Net cash used in financing activities was $947 million in 2012. During 2012, the Company repaid $578 million in debt and capital lease obligations that came due, which included the prepayment of approximately $19 million in December related to a high-interest aircraft secured loan that Southwest assumed as part of the AirTran acquisition and repurchased approximately $400 million of its outstanding common stock through a share repurchase program. Net cash used in financing activities was $766 million in 2011. During 2011, the Company repaid $540 million in debt and capital lease obligations that came due, repurchased approximately $225 million of its outstanding common stock through a share repurchase program, and used $81 million in cash to repay convertible note holders following the acquisition of AirTran. See Note 7 to the Consolidated Financial Statements for more information on the issuance and redemption of long-term debt.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code in 2012 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the

Company will continue to defer significant cash income taxes to future years. The Company has in the past and will continue in the future to pay significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company received 34 Boeing 737-800 aircraft in 2012, 29 of which were new aircraft purchased from Boeing and five of which were leased from a third party. The Company also retired 38 older leased and owned 737-300 and 737-500 aircraft from service during 2012. Under the Company’s agreement with Boeing, it has the option to substitute 737-600s for the 737-700s ordered with at least 24 months notice prior to the contractual delivery date and can substitute 737-800s for the 737-700s with at least twelve months notice. See Note 4 to the Consolidated Financial Statements for a complete table of the Company’s firm orders, options, and purchase rights with Boeing. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2012, the Company operated 189 leased aircraft, of which 187 are under operating leases. As prescribed by GAAP, assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $208 million at December 31, 2012.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes. The Company has not issued any securities under this shelf registration statement to date. The Company also has an $800 million unsecured revolving credit facility, which provides flexibility in the Company’s cash management and planning activities. No amounts were outstanding under this facility at December 31, 2012. See Note 6 to the Consolidated Financial Statements for further information.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2012:

	Obligations by period (in millions)
Contractual obligations	2013	2014 - 2015	2016 - 2017	Beyond 2017	Total
Long-term debt (1)	$251	$730	$1,062	$954	$2,997
Interest commitments - fixed (2)	142	236	159	164	701
Interest commitments - floating (3)	13	26	19	4	62
Operating lease commitments (4)	688	1,121	761	1,823	4,393
Capital lease commitments (5)	5	12	11	18	46
Aircraft purchase commitments (6)	619	2,195	2,740	6,521	12,075
Other commitments	198	151	60	—	409

Total contractual obligations	$1,916	$4,471	$4,812	$9,484	$20,683

(1)	Includes principal only and includes $68 million in 2013 associated with the Company’s convertible senior notes due 2016. See Note 7 to the Consolidated Financial Statements.
(2)	Related to fixed-rate debt only.
(3)	Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2012 and can be subject to significant fluctuation.
(4)	Includes Love Field Modernization Program commitment amounts, and includes the impact of the Boeing 717 lease/sublease transaction entered into in 2012. See Note 8 to the Consolidated Financial Statements
(5)	Includes interest on capital leases.
(6)	Firm orders from Boeing. The Company has flexibility as to the timing for certain of the firm orders in 2014 through 2017, but has classified the amounts in the earliest year they could be considered a commitment.

As discussed in Note 2 to the Consolidated Financial Statements, the Company expects to incur substantial integration and closing costs associated with the acquisition of AirTran, a portion of which were incurred in 2010, 2011, and 2012 and which have been, and are expected to continue to be, funded with cash. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.0 billion as of December 31, 2012, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $800 million, will enable it to meet these future integration expenditures. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as needed. The Company believes it has access to financing arrangements because of its current investment grade credit ratings, unencumbered assets, modest leverage, and consistent profitability, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. As of December 31, 2012, the book value of the Company’s unencumbered aircraft totaled approximately $6.8 billion.

In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of up to $500 million of the Company’s common stock following such authorization. On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million. During 2012, the Company purchased approximately 45.5 million shares of its common stock for approximately $400 million, which brings its cumulative purchases under this program since the August 2011 authorization to approximately 73.0 million shares for approximately $625 million of the $1 billion in total authorized by the Board. Repurchases are made in accordance with applicable securities laws in the open market or in private transactions from time to time, depending on market conditions, and may be discontinued at any time.

During 2008, the City of Dallas approved the Love Field Modernization Program (LFMP), a project to reconstruct Dallas Love Field (Airport) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (PDA) with the City of Dallas and the Love Field Airport Modernization Corporation (or

LFAMC, a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Although subject to change, the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012 and 12 new gates and new concession areas are expected to open in second quarter 2013. Full completion of the project is scheduled for second half of 2014.

During fourth quarter 2010, the LFAMC issued $310 million in tax-exempt facility revenue bonds (LFMP Bonds), the proceeds of which have been or will be used: (1) to finance a significant portion of the ongoing costs of the LFMP; and (2) to reimburse the Company for approximately $80 million in early LFMP expenditures made (such expenditures and reimbursement were authorized pursuant to a June 25, 2008 Inducement Resolution approved by the Dallas City Council and subsequent Resolutions by the LFAMC). Repayment of the LFMP Bonds will be through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments are expected to be made through recurring ground rents, fees, and other revenues collected at the Airport. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012. The Company has guaranteed principal, premium, and interest on the issued bonds. It is currently expected that the total amount spent on the LFMP project will be approximately $519 million. The Company currently expects that no further bond issuances will be required to complete the LFMP project.

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

The Company’s liquidity could be impacted by the LFMP to the extent there are timing differences between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently expect that to occur. The LFMP is not expected to have a significant impact on the Company’s capital resources or financial position. See Note 4 to the Consolidated Financial Statements for further information and accounting requirements related to the LFMP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that both (i) are most important to the portrayal of the Company’s financial condition and results and (ii) require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Revenue recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in Air traffic liability, which includes a portion of the Company’s liability associated with its frequent flyer program, fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s frequent flyer programs.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused, be refunded, or exchanged involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. According to Southwest’s “Contract of Carriage,” tickets (whether refundable or nonrefundable) that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded (if the ticket is refundable). This policy also applies to unused Customer funds that may be left over from exchanging a less expensive ticket for a previously purchased ticket that was more expensive. A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest and other airlines have consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Holding other factors constant, a 10 percent change in the Company’s estimate of the amount of tickets that will expire unused would have resulted in a $33 million, or 0.22 percent, change in Passenger revenues recognized for 2012.

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

Accounting for long-lived assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 497 Boeing 737 aircraft and 10 Boeing 717 aircraft in the Company’s fleet at December 31, 2012, which are either owned or on capital lease. The remaining 109 Boeing 737 aircraft and 78 Boeing 717 aircraft in the Company’s fleet at December 31, 2012, are operated under operating leases. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer:

	Estimated Useful Life	Estimated Residual value

Airframes and engines	23 to 25 years	2%-20%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. For example, during fourth quarter 2010, and again in third quarter 2012, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on current and expected future market conditions related to these aircraft, as well as a significant change in the way the Company expects to utilize the fleet, the Company reduced the residual values of these aircraft. This fleet originally had residual values of approximately 15 percent of original cost, but based on current estimates, now has residual values of approximately two percent of original cost. This determination was made based on the continuous assessment of the market for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has increased the supply of older aircraft on the market. As this reduction in residual value is considered a change in estimate, it was accounted for on a prospective basis, and thus the Company has effectively accelerated the recording of depreciation expense over the remainder of the useful lives for each aircraft in each instance. The Company does not believe these changes in estimates towards the end of the useful lives for a given fleet type are unusual, especially given the rapid pace of technological advancement, volatile fuel prices, and recent significant transactions involving the Company’s fleet. The 2012 reduction in estimated salvage value resulted in a $34 million increase in depreciation expense during the second half of the year, and is expected to increase 2013 expense by approximately $58 million. See Note 3 to the Consolidated Financial Statements for further information.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2012, the Company was a party to over 1,100 separate financial derivative instruments, related to its fuel hedging program, for the years 2013 through 2017. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years. For example, during 2011, market “spot” prices for West Texas Intermediate crude oil peaked at a high of approximately $114 per barrel and hit a low price of approximately $76 per barrel. During 2012, market spot prices ranged from a high of $110 per barrel to a low of $78 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some historical periods, because of increased volatility in energy markets, the Company has in fact lost hedge accounting for a certain type of commodity, such as all unleaded gasoline derivative instruments. There have also been instances in which the Company has lost hedge accounting in specific geographic locations for certain types of commodities used in hedging. At such times, the Company has marked all such derivatives to fair value in each quarterly period, with all changes in value reflected as a component of Other (gains) losses, net in the Consolidated Statement of Income. The Company did not lose hedge accounting for an entire commodity during 2012, 2011, or 2010. Although the Company’s prospective assessment has been utilized to ensure that the commodities used in most cases still qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s financial results.

Estimating the fair value of these fuel derivative instruments and forward prices for jet fuel will also result in changes in their fair values from period to period and thus determine their accounting treatment. To the extent that the change in the estimated fair value of a fuel derivative instrument differs from the change in the estimated price of the associated jet fuel to be purchased, both on a cumulative and a period-to-period basis, ineffectiveness of the fuel hedge can result. This could result in the immediate recording of non-cash charges or income, representing the change in the fair value of the derivative, even though the derivative instrument may not expire/settle until a future period. Likewise, if a derivative contract ceases to qualify for hedge accounting, the change in the fair value of the derivative instrument is recorded every period to Other (gains) and losses, net in the Consolidated Statement of Income in the period of the change.

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

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2012, 2011, and 2010, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2012, these included auction rate security investments, valued at $36 million, a portion of its fuel derivative option contracts, which were a net asset of $219 million, and $5 million in other investments.

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

In association with this estimate of fair value, the Company has recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to AOCI. Given the quality and backing of the Company’s auction rate securities held, the fact that the Company has not yet recorded a loss on the sale of any of these instruments, and the fact that it has been able to periodically sell instruments back to the issuer, it believes it can continue to account for the estimated reduction in fair value of its remaining securities as temporary. These conclusions will also continue to be evaluated and challenged in subsequent periods. The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, these auction rate securities represented less than two percent of the Company’s total cash, cash equivalents, and investment balance at December 31, 2012, which the Company believes allows sufficient time for the auction rate securities to return to full value. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities. Since that time, the Company has been able to redeem $413 million of these instruments at par value.

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3.

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

Frequent flyer accounting

Southwest and AirTran utilize estimates in the recognition of liabilities associated with their respective frequent flyer programs. These estimates primarily include the liability associated with frequent flyer member account balances that are expected to be redeemed for travel or other products at a future date, and frequent flyer awards or certificates that have been issued, are outstanding, and are expected to be redeemed at a future date. Frequent flyer account balances include points/credits earned through flights taken, points sold to Customers, or points/credits earned through business partners participating in the frequent flyer programs.

In March 2011, Southwest launched its All-New Rapid Rewards frequent flyer program. Under the current program, members earn points for every dollar spent, whereas, under the prior program members earned credits for flight segments flown. The amount of points earned under the current program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. However, unlike Southwest’s previous program, under the current program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points. As part of Southwest’s transition to the current program, Southwest did not convert members’ account balances under the previous program, but is allowing members to continue to redeem those balances for award travel under the prior program rules for a period of time. At December 31, 2012, the amount of awards and credits issued under the previous program that are expected to be redeemed was not material.

AirTran operates its A+ Rewards frequent flyer program, which allows Customers the opportunity to earn free roundtrip travel awards or Business Class upgrades on AirTran flights. A+ Rewards credits are earned through flights, purchases made with an AirTran Airways A+ Visa card or an AirTran A+ Rewards Chase Visa credit card (collectively, the “AirTran A+ cards”), qualifying car rentals from Hertz, purchases from other A+ Rewards partners, and in conjunction with certain marketing promotions. Under certain circumstances, Customers may also redeem frequent flyer awards for free travel on other airlines.

Both Southwest and AirTran utilize the incremental cost method of accounting for points and/or credits earned through flights taken in their respective frequent flyer programs. A liability is recorded for the estimated incremental cost of providing free travel as points and/or credits are being earned. The liability recorded represents the total number of points and/or credits expected to be redeemed by members, regardless of whether the members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit. At December 31, 2012, Southwest and AirTran’s consolidated incremental cost liability, including both the liability remaining from Southwest’s previous program and the liability associated with its new frequent flyer program, was approximately $74 million.

Southwest and AirTran also sell frequent flyer points and/or credits and related services to business partners participating in the respective frequent flyer programs. The majority of the points and/or credits sold to business partners are through the Southwest co-branded Chase Visa credit card or the AirTran A+ cards. Funds received from the sale of points and/or credits associated with these agreements are accounted for under the residual method. Under the residual method, as of December 31, 2012, Southwest estimates that 100 percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card relates to free travel. This is due to the significant increase in Southwest’s average fare in recent years, while the average value received from business partners for the purchase of points has remained relatively flat. Therefore, for accounting purposes the Company currently assigns no value associated with items such as business partner access to Southwest’s frequent flyer program population for marketing/solicitation purposes, use of the Southwest’s logo on the co-branded Chase Visa credit cards, and other trademarks, designs, images, etc., of Southwest for use in marketing materials. Prior to 2012, the apportioned amount estimated to be associated with free travel as opposed to marketing services had historically ranged from 75 percent to 92 percent. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. For any portion of funds received that is deemed not to be associated with future travel, the Company has determined that the period revenue is recognized is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of Southwest’s frequent flyer members. The estimated amount that is not associated with free travel is recognized in Other revenue in the period earned. For AirTran, 100 percent of amounts received for credits sold is also estimated to relate to free travel and is deferred until the associated travel award is flown.

Under its current program, Southwest continues to estimate the portion of frequent flyer points that will not be redeemed. These estimates are based on experience in its previous program and expectations of customer behavior given the rules of the current program. However, since the current program is still relatively new, these estimates may result in significant future adjustments based on actual experience.

Goodwill and other intangible assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2012, representing the excess of the fair value of AirTran’s assets and liabilities over its book value on the acquisition date. In addition, the Company has recorded other intangible assets totaling approximately $123 million at December 31, 2012, primarily consisting of leasehold rights to airport gates, take-off and landing slots at certain domestic slot-controlled airports and certain intangible assets recognized as part of the valuation of AirTran. All of the Company’s intangible assets are, other than goodwill, finite-lived and are being amortized over their estimated economic useful lives. Goodwill is not amortized, but will continue to be tested for impairment at least annually, or more frequently if events or circumstances indicate that an impairment may exist. The Company has selected October 1st as its annual testing date for Goodwill impairment.

The Company applies a fair value based methodology in testing the carrying value of Goodwill for its one reporting unit. Key assumptions and/or estimates made in the Company’s 2012 Goodwill impairment test included the following: (i) a long-term projection of revenues, expenses, and cash flows; (ii) an estimated weighted average cost of capital of 9.5 percent; and (iii) a tax rate of 38.5 percent. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates.

Future impairment of Goodwill may result from changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2012, Southwest and AirTran operated a total of 189 aircraft under operating and capital leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.8 billion gallons of jet fuel in 2013. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $18 million for 2013, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2012, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2013 through 2017. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2012, was a net asset of $219 million. In addition, no cash collateral deposits were provided by or held by the Company in connection with these instruments based on their fair value as of December 31, 2012. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2012 (for all years from 2013 through 2017) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $340 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2012 levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2012, the Company had eight counterparties in which the derivatives held were a net asset, totaling $230 million. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2012, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, lines of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or cash, lines or credit, and/or aircraft could be posted by the Company if the value of derivatives is a liability to the Company. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2012, at which such postings are triggered.

At December 31, 2012, no cash deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of December 31, 2012, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $669 million in cash, letters of credit, and/or aircraft collateral to its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company’s hedge portfolio are based on the market price of West Texas intermediate crude oil (WTI). In some periods, the spread between WTI and jet fuel has widened beyond historic norms, which has led to more ineffectiveness when measuring the Company’s hedges. During those time periods, jet fuel prices have more closely correlated with changes in the price of Brent crude oil (Brent). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI continues to fluctuate, a portion of the change in fair value of the Company’s hedges could continue to experience ineffectiveness and not provide complete protection against jet fuel price volatility.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2012, $66 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, a total of $23 million in cash collateral had been provided to one counterparty at December 31, 2012, as a result of a net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2012, were assets to the Company.

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

Financial market risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch, a “BBB-” rating with Standard & Poor’s, and a “Baa3” credit rating with Moody’s as of December 31, 2012, all of which are considered “investment grade.” The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into interest rate swap agreements. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2012, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured notes due 2027. Each of these notes had previously been converted to floating rates, but in 2011 and 2012, the Company terminated the fixed-to-floating interest rate swap agreements related to them. See Note 10 to the Consolidated Financial Statements for further information. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which will be amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The Company believes the fixed interest rates associated with each of these notes are comparable to average rates prevailing for similar debt instruments over the last ten years. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2012:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$241	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	95	6.84%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	451	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $610 million, and this debt had a weighted-average maturity of 5.01 years at floating rates averaging 2.62 percent for the year ended December 31, 2012. In total, the Company’s fixed-rate debt and floating rate debt represented 17.7 percent and 4.2 percent, respectively, of consolidated noncurrent assets at December 31, 2012.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.1 billion, and short-term investments, which totaled $1.9 billion, at December 31, 2012. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2012, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2012 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2012, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2012, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. Seven of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2012, no cash collateral deposits were provided by or held by the Company under these provisions. If the Company’s credit rating had been below investment grade as of that date, the Company would have been required to post approximately $11 million in additional cash collateral deposits with fuel hedge counterparties.

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

As of December 31, 2012, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.	Financial Statements and Supplementary Data

SOUTHWEST AIRLINES CO.

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$829
Short-term investments	1,857	2,315
Accounts and other receivables	332	299
Inventories of parts and supplies, at cost	469	401
Deferred income taxes	246	263
Prepaid expenses and other current assets	210	238

Total current assets	4,227	4,345
Property and equipment, at cost:
Flight equipment	16,367	15,542
Ground property and equipment	2,714	2,423
Deposits on flight equipment purchase contracts	416	456

	19,497	18,421
Less allowance for depreciation and amortization	6,731	6,294

	12,766	12,127
Goodwill	970	970
Other assets	633	626

	$18,596	$18,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$1,057
Accrued liabilities	1,102	996
Air traffic liability	2,170	1,836
Current maturities of long-term debt	271	644

Total current liabilities	4,650	4,533

Long-term debt less current maturities	2,883	3,107
Deferred income taxes	2,884	2,566
Deferred gains from sale and leaseback of aircraft	63	75
Other noncurrent liabilities	1,124	910
Stockholders’ equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2012 and 2011	808	808
Capital in excess of par value	1,210	1,222
Retained earnings	5,768	5,395
Accumulated other comprehensive loss	(119)	(224)
Treasury stock, at cost: 77,292,145 and 35,050,991 shares in 2012 and 2011 respectively	(675)	(324)

Total stockholders’ equity	6,992	6,877

	$18,596	$18,068

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
OPERATING REVENUES:
Passenger	$16,093	$14,754	$11,489
Freight	160	139	125
Other	835	765	490

Total operating revenues	17,088	15,658	12,104

OPERATING EXPENSES:
Salaries, wages, and benefits	4,749	4,371	3,704
Fuel and oil	6,120	5,644	3,620
Maintenance materials and repairs	1,132	955	751
Aircraft rentals	355	308	180
Landing fees and other rentals	1,043	959	807
Depreciation and amortization	844	715	628
Acquisition and integration	183	134	8
Other operating expenses	2,039	1,879	1,418

Total operating expenses	16,465	14,965	11,116

OPERATING INCOME	623	693	988

OTHER EXPENSES (INCOME):
Interest expense	147	194	167
Capitalized interest	(21)	(12)	(18)
Interest income	(7)	(10)	(12)
Other (gains) losses, net	(181)	198	106

Total other expenses (income)	(62)	370	243

INCOME BEFORE INCOME TAXES	685	323	745
PROVISION FOR INCOME TAXES	264	145	286

NET INCOME	$421	$178	$459

NET INCOME PER SHARE, BASIC	$.56	$.23	$.62

NET INCOME PER SHARE, DILUTED	$.56	$.23	$.61

Cash dividends declared per common share	$.0345	$.0180	$.0180

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
NET INCOME	$421	$178	$459

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on fuel derivative instruments, net of deferred taxes of $74, $42, and $205	120	67	330
Unrealized loss on interest rate derivative instruments, net of deferred taxes of $0, ($20), and ($9)	(1)	(32)	(15)
Other, net of deferred taxes of ($8), $1, and $1	(14)	3	1

OTHER COMPREHENSIVE INCOME	$105	$38	$316

COMPREHENSIVE INCOME	$526	$216	$775

See accompanying notes.

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)

	YEAR ENDED DECEMBER 31, 2012, 2011, AND 2010
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2009	$808	$1,216	$4,971	$(578)	$(963)	$5,454
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	(18)	—	72	54
Net tax benefit (expense) of options exercised	—	(45)	—	—	—	(45)
Share-based compensation	—	12	—	—	—	12
Cash dividends, $.018 per share	—	—	(13)	—	—	(13)
Comprehensive income	—	—	459	316	—	775

Balance at December 31, 2010	$808	$1,183	$5,399	$(262)	$(891)	$6,237
Repurchase of common stock	—	—	—	—	(225)	(225)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(3)	(14)	—	37	20
Issuance of stock to acquire AirTran	—	—	(127)	—	650	523
Issuance of stock for conversion of debt	—	34	(27)	—	105	112
Net tax benefit (expense) of options exercised	—	(5)	—	—	—	(5)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income	—	—	178	38	—	216

Balance at December 31, 2011	$808	$1,222	$5,395	$(224)	$(324)	$6,877
Repurchase of common stock	—	—	—	—	(400)	(400)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(4)	(22)	—	49	23
Net tax benefit (expense) of options exercised	—	(24)	—	—	—	(24)
Share-based compensation	—	16	—	—	—	16
Cash dividends, $.0345 per share	—	—	(26)	—	—	(26)
Comprehensive income	—	—	421	105	—	526

Balance at December 31, 2012	$808	$1,210	$5,768	$(119)	$(675)	$6,992

SOUTHWEST AIRLINES CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421	$178	$459
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	844	715	628
Unrealized (gain) loss on fuel derivative instruments	(189)	90	139
Deferred income taxes	251	123	133
Amortization of deferred gains on sale and leaseback of aircraft	(12)	(13)	(14)
Changes in certain assets and liabilities (excluding the effects of acquired business):
Accounts and other receivables	(33)	(26)	(26)
Other current assets	(104)	(196)	(8)
Accounts payable and accrued liabilities	186	253	193
Air traffic liability	334	262	153
Cash collateral received from (provided to) derivative counterparties	233	(195)	265
Other, net	133	165	(361)

Net cash provided by operating activities	2,064	1,356	1,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	—	(35)	—
Payments for purchase of property and equipment, net	(1,348)	(968)	(493)
Purchases of short-term investments	(2,481)	(5,362)	(5,624)
Proceeds from sales of short-term and other investments	2,996	5,343	4,852

Net cash used in investing activities	(833)	(1,022)	(1,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	27	20	55
Proceeds from termination of interest rate derivative instrument	38	76	—
Payments of long-term debt and capital lease obligations	(578)	(540)	(155)
Payments of convertible debt obligations	—	(81)	—
Payment of credit line borrowing obligations	—	—	(44)
Payments of cash dividends	(22)	(14)	(13)
Repurchase of common stock	(400)	(225)	—
Other, net	(12)	(2)	8

Net cash used in financing activities	(947)	(766)	(149)

NET CHANGE IN CASH AND CASH EQUIVALENTS	284	(432)	147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	829	1,261	1,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,113	$829	$1,261

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$153	$185	$135
Income taxes	$100	$13	$274
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Fair value of equity consideration given to acquire AirTran	$—	$523	$—
Fair value of common stock issued for conversion of debt	$—	$78	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC. On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”). Throughout these Notes, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. The accompanying Consolidated Financial Statements include the results of operations and cash flows for AirTran since May 2, 2011. See Note 2. All significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Income for the year ended December 31, 2011, the Company has reclassified $19 million from Other revenues to Passenger revenues associated with its sale of frequent flyer points directly to Customers and the redemption of those points for flights.

Proceeds from the sale of Auction Rate Securities of $29 million have been reclassified from Operating Activities to Investing Activities, to correct the Consolidated Statement of Cash Flows for 2011.

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

As of December 31, 2012 no cash collateral deposits were either held by or provided by the Company to its fuel hedge counterparties and the Company had provided cash collateral deposits totaling $89 million to its interest rate hedge counterparties. As of December 31, 2011 the Company had provided cash collateral deposits totaling $226 million to its fuel hedge counterparties and cash collateral deposits totaling $96 million to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2012, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2013. See Note 11 for further information. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s frequent flyer programs, and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts was immaterial at December 31, 2012, 2011, and 2010. In addition, the provision for doubtful accounts and write-offs for 2012, 2011, and 2010 were each immaterial.

Inventories

Inventories consist primarily of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2012, 2011, and 2010. In addition, the Company’s provision for obsolescence and write-offs for 2012, 2011, and 2010 were each immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft generally range from 2 to 20 percent and for ground property and equipment generally range from 0 to 10 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

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

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company also has “power-by-the-hour” agreements related to certain of its aircraft engines with external service providers. Under these agreements, which the Company has determined effectively transfers the risk and creates an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. The Company modified its engine maintenance contract for its Classic fleet (737-300/500s) during fourth quarter 2011 and although payments made under this contract are made on the basis of flight hours, the risk-transfer concept under this agreement is no longer met, and the Company now records expense on a time and materials basis when an engine repair event takes place. The impact of this change on fourth quarter 2011 was a reduction in Maintenance materials and repairs expense of $30 million, resulting in an increase in net income of $16 million, and an increase in earnings per share (basic and diluted) of $.02 per share. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and intangible assets

Goodwill represents the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. See Note 2. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist. A fair value-based methodology is utilized in testing the carrying value to Goodwill, utilizing assumptions including: (1) a long-term projection of revenues and expenses; (2) estimated discounted future cash flows; (3) observable earnings multiples of publicly-traded airlines; (4) weighted-average cost of capital; and (5) expected tax rate. Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy. As a result of the annual impairment test performed as of October 1, 2012, no impairment was determined to exist for Goodwill. In the Goodwill impairment analysis performed, the excess of fair value over carrying value was estimated to be approximately 20 percent.

Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. See Note 2 for further information on acquired identifiable intangible assets. The following table is a summary of the Company’s intangible assets as of December 31, 2012:

	Gross carrying amount (in millions)	Weighted-average useful life (in years)	Accumulated amortization (in millions)
Customer relationships/marketing agreements	$39	4	$19
Trademarks/trade names	36	3	18
Domestic slots	71	23	7
Internally developed software	2	2	2
Noncompete agreements	5	2	4
Gate leasehold rights	60	19	25

Total	$213	14	$75

The aggregate amortization expense for 2012 and 2011 was $25 million and $50 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2013 – $19 million, 2014 – $15 million, 2015 – $14 million, 2016 – $11 million, 2017 – $8 million, 2018 and thereafter – $71 million.

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

Frequent flyer programs

The Company records a liability for the estimated incremental cost of providing free travel under its frequent flyer programs for all amounts earned from flight activity that are expected to be redeemed for future travel. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit.

Southwest and AirTran also sell frequent flyer points and/or credits and related services to companies participating in their respective frequent flyer programs. Funds received from the sale of these points and/or credits are accounted for using the residual method. Under this method, the Company determined the portion of funds received that relate to free travel were currently estimated to be 100 percent of the amount received under both Southwest’s Rapid Reward program and under AirTran’s A+ Reward program as of December 31, 2012. These amounts are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. In periods in which less than 100 percent of funds received are apportioned to free travel, the remainder of the amount received per point sold (the residual), which is not associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes on a monthly or quarterly basis, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This residual portion is recognized in Other revenue in the period earned, which the Company has determined is the period in which it has fulfilled its obligation under the executed contract with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. At December 31, 2012, Southwest and AirTran’s consolidated liability associated with the sale of frequent flyer points and/or flight credits, was approximately $814 million. This liability is included as part of Air Traffic liability in the Company’s Consolidated Balance Sheet.

In March 2011, Southwest launched its All-New Rapid Rewards frequent flyer program. Under the new program, members earn points for every dollar spent instead of credits for flight segments flown. Unlike Southwest’s previous program, under the new program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights, Rapid Rewards Members also have the ability to purchase points. As part of Southwest’s transition to the new program, Southwest did not convert members’ account balances under the previous program, but is allowing members to continue to redeem those balances for award travel under the prior program rules for a period of time. The transition method used by the Company in moving Members to the new program resulted in no material changes in the Company’s estimation of its existing frequent flyer liabilities as of the launch date. Although the current program is still relatively new and the Company does expect a reduction in the amount of spoilage associated with points earned within the program compared to its previous program, the impact of such expected reduction has thus far not been material.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2012, 2011, and 2010 was $223 million, $237 million, and $202 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

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

Concentration risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective bargaining agreements. The Company manages this risk by maintaining positive relationships with its Employees and its Employees’ Representatives. Southwest’s Pilots, Mechanics, and Customer Service Agents and Customer Representatives, and Ramp, Operations, Provisioning, and Freight Agents are under agreements that have become amendable and are in discussions on new agreements which represent approximately 56 percent of the Company’s full-time equivalent Employees. In addition, Southwest’s Flight Attendants, Materials Specialists, and Flight Simulator Technicians are subject to agreements that become amendable during 2013, which represent approximately 25 percent of the Company’s full-time equivalent Employees.

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

The Company currently operates an all-Boeing fleet, the majority of which are variations of the Boeing 737. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 or Boeing 717 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

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

2. AIRTRAN ACQUISITION AND RELATED MATTERS

AirTran Holdings, Inc.

As discussed in Note 1, on May 2, 2011, the Company acquired AirTran. AirTran Airways offers scheduled airline services, using Boeing 717-200 aircraft and Boeing 737-700 aircraft, throughout the United States and to select international locations. In July 2012, the Company announced that the Boeing 717-200 aircraft will be transitioned out of the Company’s fleet beginning in August 2013. See Note 8 for further information. Approximately half of AirTran Airways’ flights originate or terminate at its largest base of operation in Atlanta, Georgia. AirTran Airways also serves a number of markets with non-stop service from smaller bases of operation in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. The Company believes the acquisition of AirTran positions it to respond better to the economic and competitive challenges of the industry because, among other reasons: (i) it allows the Company to offer more low-fare destinations by extending its network and diversifying into new markets, including significant opportunities to and from Atlanta, the busiest airport in the United States and the largest domestic market Southwest previously did not serve, (ii) it expands Southwest’s presence in slot-controlled markets (New York LaGuardia/Ronald Reagan Washington National Airport), and (iii) it provides access to near-international leisure markets in the Caribbean and Mexico.

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

Expenses related to the AirTran acquisition

The Company is expected to continue to incur substantial integration and transition expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred consolidated acquisition and integration-related costs for the years ended December 31, 2012, 2011, and 2010, of $183 million, $134 million, and $8 million, respectively, primarily consisting of consulting, financial advisory fees, severance, flight crew training, seniority integration, technology, aircraft-related, and facility integration expenses. In the Consolidated Statement of Income, these costs are classified as Acquisition and integration expenses.

Recording of assets acquired and liabilities assumed

The transaction has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. There were no significant fair value adjustments made since the purchase accounting was finalized in the second quarter of 2012. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at fair value:

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

Pro forma impact of the acquisition

The unaudited pro forma results presented below include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2010. The pro forma results include the amortization associated with estimates for the acquired intangible assets, fair value adjustments for deferred revenue, favorable/unfavorable leasehold interests, property and equipment, and long-term debt. In addition, the pro forma results do not include any anticipated synergies, or the assumption of hedge accounting for AirTran’s derivative instruments, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010.

	Year ended December 31,
(in millions, except per share data)	2011	2010
Total operating revenues	$16,601	$14,721
Net income	160	499
Net income per share, basic	.21	.63
Net income per share, diluted	.21	.63

3. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

During first quarter 2012, the Company changed the estimated retirement dates of several 737-300 and 737-500 aircraft based on revisions in the Company’s fleet plan. This change, which was accounted for on a prospective basis, resulted in an acceleration of depreciation expense, since the majority of these aircraft had previously been expected to retire in periods beyond 2012, but were subsequently expected to be retired during 2012. For the year ended December 31, 2012, the impact of this change was an increase in depreciation expense of approximately $12 million, excluding the impact of profitsharing and income taxes ($6 million after the impact of profitsharing and taxes, with a $.01 decrease in both basic and diluted net income per share).

During third quarter 2012, the Company changed the estimated residual values of its entire fleet of owned 737-300 and 737-500 aircraft. This change was based on an agreement entered into during July 2012, pursuant to which the Company will lease or sublease certain aircraft to Delta Air Lines, Inc. (“Delta”), and the resulting impact this transaction will have on how the Company manages the ultimate retirement of its owned 737-300 and 737-500 aircraft. See Note 8 for further information on the lease/sublease transaction. Based on the expected retirement dates and current and expected future market conditions related to its owned 737-300 and 737-500 aircraft, the Company reduced the residual values of these aircraft from approximately ten percent of original cost to approximately two percent of original cost. As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft. The impact of this change on the year ended December 31, 2012 was an increase in depreciation expense of approximately $34 million, excluding the impact of profitsharing and income taxes ($18 million after the impact of profitsharing and taxes, with a $.02 decrease in both basic and diluted net income per share).

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

4. COMMITMENTS AND CONTINGENCIES

The Company’s contractual purchase commitments primarily consist of scheduled aircraft acquisitions from Boeing. As of December 31, 2012, the Company had the following contractual purchase commitments with Boeing for aircraft deliveries:

	The Boeing Company 737NG				The Boeing Company 737MAX
	-700 Firm Orders		-800 Firm Orders	Options	Firm Orders		Options	Total

2013			20					20
2014	5		24	15				44
2015	36			12				48
2016	31			12				43
2017	30			25	4			59
2018	25			28	15			68
2019					33			33
2020					34			34
2021					34		18	52
2022					30		19	49
2023							23	23
2024							23	23
2025							23	23
Through 2027							44	44

Total	127	(1)	44	92	150	(2)	150	563

(1)	The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(2)	The Company has the right, under certain conditions, including Boeing’s decision to manufacture a MAX 7 aircraft, to substitute MAX 7 aircraft in place of future MAX 8 deliveries.

The Company’s financial commitments associated with the firm orders in the above aircraft table are as follows: $619 million in 2013, $967 million in 2014, $1.2 billion in 2015, $1.3 billion in 2016, $1.4 billion in 2017, and $6.5 billion thereafter.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas, and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City to act on the City’s behalf to facilitate the development of the LFMP), the Company is managing this project. Although subject to change, at the current time the project is expected to include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012 and 12 new gates and new concessions are expected to open in second quarter 2013. Full completion of the project is scheduled for second half of 2014.

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City’s Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds by LFAMC. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

The Company has agreed to manage the majority of the LFMP project, and as a result, has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding construction obligation for the cost of the LFMP project as the construction of the facility occurs. As of December 31, 2012, the Company had incurred construction costs of $331 million, classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its Consolidated Balance Sheet. Upon completion of the LFMP project, the Company expects to begin depreciating the assets over their estimated useful lives, and reduce the corresponding liabilities primarily through the Company’s airport rental payments to the City of Dallas.

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

5. OTHER ASSETS AND LIABILITIES, AND OTHER OPERATING EXPENSES

(in millions)	December 31, 2012	December 31, 2011
Derivative contracts	$306	$253
Intangible assets	138	155
Non-current investments	41	97
Other	148	121

Other assets	$633	$626

(in millions)	December 31, 2012	December 31, 2011
Savings and ProfitSharing plans	$135	$110
Aircraft rentals	139	57
Vacation pay	270	248
Health	70	56
Derivative contracts	50	85
Workers compensation	159	162
Accrued Taxes	67	69
Other	212	209

Accrued liabilities	$1,102	$996

(in millions)	December 31, 2012	December 31, 2011
Postretirement obligation	$148	$107
Non-current lease-related obligations	376	311
Airport construction obligation	331	202
Other deferred compensation	141	125
Other	128	165

Other non-current liabilities	$1,124	$910

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. REVOLVING CREDIT FACILITY

The Company has access to an $800 million unsecured revolving credit facility expiring in April 2016 with a group of banks. At the Company’s option, interest on the facility can be calculated on one of several different bases. The facility also contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2012 and 2011, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

7. LONG-TERM DEBT

(in millions)	December 31, 2012	December 31, 2011
French Credit Agreements due 2012	$—	$7
6.5% Notes due 2012	—	387
5.25% Notes due 2014	366	375
5.75% Notes due 2016	331	329
5.25% Convertible Senior Notes due 2016	117	118
5.125% Notes due 2017	329	336
Fixed-rate 717 Aircraft Notes payable through 2017—10.36%	57	67
French Credit Agreements due 2018—1.21%	56	64
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	36	42
Term Loan Agreement due 2019—6.315%	241	269
Term Loan Agreement due 2019—6.84%	95	106
Term Loan Agreement due 2020—5.223%	451	487
Floating-rate 737 Aircraft Notes payable through 2020	527	604
Pass Through Certificates due 2022—6.24%	394	411
7.375% Debentures due 2027	138	135
Capital leases (Note 8)	37	40

	3,175	3,777
Less current maturities	271	644
Less debt discount and issuance costs	21	26

	$2,883	$3,107

AirTran Long-Term Debt

AirTran Holdings previously entered into aircraft purchase financing facilities, under which a total of 29 aircraft were financed as of December 31, 2012.

As of December 31, 2012, after prepaying one aircraft secured term loan during fourth quarter 2012, 26 Boeing 737 aircraft remain that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month London Interbank Offered Rate (“LIBOR” or “LIBO rate”) in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2012, the weighted average interest rate is 1.90 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2012, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities with the exception of one aircraft loan. Under the aircraft loan for such aircraft, the right to prepay without penalty commences on the third anniversary of the date such loan was made, or January 2013. The notes mature in years 2016 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020. In January 2013, an additional aircraft secured term loan, in the amount of $20 million, was prepaid.

As of December 31, 2012, three Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2012, the weighted average interest rate is 7.02 percent. Payments of principal and interest under the notes are due semi-annually. The remaining debt outstanding may be prepaid without penalty. The notes mature in years 2016 to 2018.

As of December 31, 2012, eight Boeing 717 aircraft were pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs). Principal and interest payments on the EETCs are due semi-annually through April 2017. The EETCs bear interest at a fixed rate of 10.36 percent.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due in 2016. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes are convertible into AirTran conversion units of 164.8461 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes would receive shares of the Company’s common stock at a conversion rate of 52.9156 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their 5.25% convertible senior notes into cash and shares of common stock at their option at any time. As such, the Company has classified $68 million, which is the cash portion the Company would be required to pay upon conversion, as current maturities in the Consolidated Balance Sheet. The 5.25% convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the 5.25% convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the 5.25% convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option was effectively separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Company’s common stock price, was performed for the debt with and without the equity to measure the equity component. The value allocated to the conversion option of $35 million is classified as permanent equity. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes. The dilutive effect of the shares that would be issued if the convertible notes were converted is considered in the Company’s net income per share calculations, unless such conversion would be considered antidilutive. See Note 9.

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

On March 1, 2002, the Company issued $385 million senior unsecured notes due March 1, 2012. The notes bore interest at 6.5 percent, payable semi-annually on March 1 and September 1. During 2003, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate. The notes and associated interest rate swap matured and were redeemed on March 1, 2012, utilizing available cash on hand.

In fourth quarter 1999, the Company entered into two identical 13-year floating rate financing arrangements, whereby it borrowed a total of $56 million from French banking partnerships. Although the interest on the borrowings was at a floating rate, the Company estimated at inception that, considering the full effect of the “net present value benefits” included in the transactions, the effective economic yield over the 13-year term of the loans was approximately LIBOR minus 67 basis points. Principal and interest were paid semi-annually on June 30 and December 31 for each of the loans. The Company had pledged two aircraft as collateral for the transactions. These financing arrangements were paid in full on the final principal payment date of December 31, 2012, utilizing available cash on hand.

On February 28, 1997, the Company issued $100 million of senior unsecured 7.375% debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in December 2012. See Note 10 for more information on the interest rate swap agreement and termination.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $208 million at December 31, 2012.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.5 billion at December 31, 2012. In addition, the Company has pledged a total of up to 50 of its Boeing 737-700 aircraft at a net book value of $1.1 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2012, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2017 and thereafter, were $186 million in 2013, $534 million in 2014, $204 million in 2015, $615 million in 2016, $523 million in 2017, and $971 million thereafter.

8. LEASES

The Company had two aircraft classified as capital leases at December 31, 2012, compared to seven aircraft classified as capital leases at December 31, 2011. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2012	2011
Flight equipment	$45	$177
Less: accumulated amortization	8	132

	$37	$45

Total rental expense for operating leases, both aircraft and other, charged to operations in 2012, 2011, and 2010 was $943 million, $847 million, and $631 million, respectively. The majority of the Company’s terminal operations space, as well as 187 aircraft, were under operating leases at December 31, 2012. For aircraft operating leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2012, were:

(in millions)	Capital leases	Operating leases*	Subleases	Operating leases, net
2013	$5	$693	$(5)	$688
2014	6	663	(49)	614
2015	6	598	(91)	507
2016	5	497	(105)	392
2017	6	474	(105)	369
Thereafter	18	2,161	(338)	1,823

Total minimum lease payments	46	$5,086	$(693)	$4,393

Less amount representing interest	10

Present value of minimum lease payments	36
Less current portion	3

Long-term portion	$33

*	Includes LFMP airport rental payments. See Note 4.

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

On July 9, 2012, the Company signed an agreement with Delta and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft (“B717s”) to Delta, with the first delivery expected to occur in August 2013, at a rate of approximately three B717s per month. A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.

The B717s would add complexity to Southwest’s operations, as it has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta beginning in August 2013 allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company’s extension of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or used 737s that could be acquired.

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

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represents the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company’s lease of the 78 B717s that are currently accounted for as operating leases, net of the future sublease income from Delta. The charges recorded by the Company for this transaction are included as a component of Acquisition and integration costs in the Company’s Consolidated Statement of Income and are included as a component of Other, net in Cash flows from operating activities in the Company’s Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Accrued liabilities and Other noncurrent liabilities in the Company’s Consolidated Balance Sheet. See Note 2 for further information on the Company’s Acquisition and integration costs. The Company may also incur other costs associated with this transaction, such as contract termination costs with certain aircraft maintenance vendors. Two of these vendor maintenance contracts have stated termination penalties totaling approximately $106 million if the Company were to terminate such contracts; however, termination of these contracts has not occurred and any charges would only be recorded at the time of contract termination or at the time any associated charges become probable and estimable.

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	2012	2011	2010
NUMERATOR:
Net income	$421	$178	$459
Incremental income effect of interest on 5.25% convertible notes	3	—	—

Net income after assumed conversion	$424	$178	$459

DENOMINATOR:
Weighted-average shares outstanding, basic	750	774	746

Dilutive effect of Employee stock options and restricted stock units	1	1	1
Dilutive effect of 5.25% convertible notes	6	—	—

Adjusted weighted-average shares outstanding, diluted	757	775	747

NET INCOME PER SHARE:

Basic	$.56	$.23	$.62

Diluted	$.56	$.23	$.61

Potentially dilutive amounts excluded from calculations
Stock options and restricted stock units	35	48	62
5.25% Convertible notes	—	6	—

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

For 2012, the Company had fuel derivatives in place for a small portion of its fuel consumption. As of December 31, 2012, the Company also had fuel derivative instruments in place to provide coverage on a small portion of its 2013 estimated fuel consumption if prices were to rise from current price levels. The following table provides information about the Company’s potential volume of fuel hedging for the years 2013 through 2017 on an “economic” basis:

Period (by year)	Fuel hedged as of December 31, 2012 (gallons in millions)(a)	Hedged commodity type as of December 31, 2012
2013	218	Brent crude oil
2014	1,171	WTI crude and Brent crude oil
2015	735	WTI crude and Brent crude oil
2016	697	Brent crude oil
2017	184	WTI crude oil

(a)	The Company determines gallons hedged based on market prices and forward curves as of December 31, 2012. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2010, 2011, or 2012.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

	Balance Sheet location	Asset derivatives		Liability derivatives
(in millions)		Fair value at 2/31/12	Fair value at 12/31/11	Fair value at 12/31/12	Fair value at 12/31/11
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$—	$17	$—	$—
Fuel derivative contracts (gross)	Other assets	355	542	16	107
Fuel derivative contracts (gross)	Accrued liabilities	—	97	—	8
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	93	—	24
Interest rate derivative contracts	Other assets	31	64	—	—
Interest rate derivative contracts	Accrued liabilities	—	2	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	126	132

Total derivatives designated as hedges		$386	$815	$142	$271

Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Other current assets	$375	$124	$327	$58
Fuel derivative contracts (gross)	Other assets	233	26	351	272
Fuel derivative contracts (gross)	Accrued liabilities	10	326	60	687
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	9	—	122

Total derivatives not designated as hedges		$618	$485	$738	$1,139

Total derivatives		$1,004	$1,300	$880	$1,410

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

(in millions)	Balance Sheet location	December 31, 2012	December 31, 2011
Cash collateral deposits provided to counterparties—noncurrent	Offset against Other noncurrent liabilities	$—	$41
Cash collateral deposits provided to counterparties—current	Offset against Accrued liabilities	—	185
Due to third parties for fuel contracts	Accrued liabilities	—	21
Receivable from third parties for fuel contracts—current	Accounts and other receivables	—	3
Receivable from third parties for fuel contracts—noncurrent	Other assets	54	—
Prepaid settlement for fuel contracts—current	Prepaid expenses	15	—

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the years ended December 31, 2012 and 2011:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in millions)	2012		2011		2012		2011		2012	2011
Fuel derivative contracts	$(19	)*	$44	*	$101	*	$111	*	$43	$35
Interest rate derivatives	1	*	32	*	—		—		—	—

Total	$(18)		$76		$101		$111		$43	$35

*	Net of tax
(a)	Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b)	Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives
	Year ended December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2012	2011
Fuel derivative contracts	$(264)	$53	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2012, 2011, and 2010 of $36 million, $107 million, and $134 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2012, were approximately $92 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2012. In addition, as of December 31, 2012, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that do not qualify for hedge accounting treatment totaling $52 million, net of taxes, related to unsettled derivatives at December 31, 2012. These net gains were recognized in 2012 and prior periods, and are reflected in Retained earnings as of December 31, 2012, but the underlying derivative instruments will not expire/settle until 2013 or future periods.

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

The Company has floating-to-fixed interest rate swap agreements associated with its $600 million floating-rate term loan agreement due 2020 and its $332 million term loan agreement due 2019 that are accounted for as cash flow hedges. These interest rate hedges have fixed the interest rate on the $600 million floating-rate term loan agreement at 5.223 percent until maturity, and for the $332 million term loan agreement at 6.315 percent until maturity.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $31 million are fair value hedges and are classified as a component of Other assets. The corresponding adjustment related to the net asset associated with the Company’s fair value hedges is to the carrying value of the long-term debt. Agreements totaling a net liability of $126 million are cash flow hedges and are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI. See Note 12.

AirTran has also entered into a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, it pays fixed rates between 4.35 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2012, was $305 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

In June 2012, the Company terminated the AirTran floating-to-fixed interest rate swap agreements related to its Floating-rate 737 Aircraft Notes payable through 2020. These swaps were previously designated as cash flow hedges and the gains and/or losses that had previously been deferred in AOCI, which were not material, are being released to expense/income in accordance with the original debt payment schedule. The release of amounts deferred in AOCI related to these interest rate swap agreements was not material during 2012 and is not expected to have a material effect on the Company’s future results of operations.

In December 2012, the Company terminated the fixed-to-floating interest rate swap agreement related to its $100 million 7.375% debentures due 2027. The effect of this termination is such that the interest associated with the debt prospectively reverts back to its original fixed rate. As a result of the approximate $38 million gain realized on this transaction, which will be amortized over the remaining term of the corresponding debentures, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these debentures will significantly differ from the expense it would have recorded had the debentures remained at floating rates.

As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2012 for the Company’s $300 million 5.75% Notes due 2016 was approximately 2.78 percent, based on actual and forward rates as of December 31, 2012.

Credit risk and collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. These outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2012, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. The Company also had agreements with counterparties in which cash deposits and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2012, at which such postings are triggered:

	Counterparty (CP)						Total
	A	B	C	D	E	Other(a)
(in millions)
Fair value of fuel derivatives	$16	$42	$(11)	$18	$115	$39	$219
Cash collateral held (by) CP	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(340) to	>(125)(d)	N/A	N/A	N/A
(740)(d)
Option to substitute LC for cash	N/A	N/A	(100) to	N/A	>(50)(e)
(150)(e)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340)	0 to (125)	>(50)	>(75)	>(50)
	or >(740)	or >(625)
Cash is received from CP	>75	>150	>175(c)	>125(c)	>200
Aircraft or cash can be pledged to CP as collateral	(340) to	(125) to	N/A	N/A	N/A
	(740)(d)	(625)(d)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340)	0 to (125)	(b)	(b)	(b)
	or >(740)	or >(625)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP as collateral	(340) to	(125) to	N/A	N/A	N/A
	(740)	(625)

(a)	Individual counterparties with fair value of fuel derivatives <$20 million.
(b)	Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c)	Thresholds may vary based on changes in credit ratings within investment grade.

(d)	The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of December 31, 2012.
(e)	The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of December 31, 2012.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2012, $66 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, $23 million had been provided to one counterparty at December 31, 2012, as a result of net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2012, were assets to the Company.

Applicable accounting provisions require an entity to select a policy for how it records the offset rights to reclaim cash collateral associated with the related derivative fair value of the assets or liabilities of such derivative instruments. In the accompanying Consolidated Balance Sheet, the Company has elected to present its cash collateral utilizing a net presentation, in which cash collateral amounts held or provided have been netted against the fair value of outstanding derivative instruments. The Company’s application of this policy differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current derivative amounts (those that will settle during the twelve months following the balance sheet date) associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments (those that will settle beyond one year following the balance sheet date). If the Company’s fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At December 31, 2012, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments. At December 31, 2011, of the entire $226 million in cash collateral deposits posted with counterparties under the Company’s bilateral collateral provisions, $41 million was netted against noncurrent fuel derivative instruments within Other noncurrent liabilities and $185 million was netted against current fuel derivative instruments within Accrued liabilities in the Consolidated Balance Sheet.

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

As of December 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 10 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

All of the Company’s auction rate security instruments, totaling $36 million (net) at December 31, 2012, are classified as available-for-sale securities and are reflected at estimated fair value in the Consolidated Balance Sheet. In periods when an auction process successfully took place every 30-35 days, quoted market prices would be readily available, which would qualify the securities as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period. Therefore, the Company’s Treasury Group determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of December 31, 2012, the Company has recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to AOCI. The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 6 years to 35 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis. At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $413 million of these instruments at par value.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

	December 31, 2012	Fair value measurements at reporting date using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Cash equivalents
Cash equivalents (a)	$829	$829	$—	$—
Commercial paper	170	—	170	—
Certificates of deposit	34	—	34	—
Eurodollar Time Deposits	80	—	80	—
Short-term investments:
Treasury bills	1,624	1,624	—	—
Certificates of deposit	233	—	233	—
Noncurrent investments (b)
Auction rate securities	36	—	—	36
Interest rate derivatives (see Note 10)	31	—	31	—
Fuel derivatives:
Swap contracts (c)	113	—	113	—
Option contracts (c)	850	—	—	850
Option contracts (d)	10	—	—	10
Other available-for-sale securities	49	44	—	5

Total assets	$4,059	$2,497	$661	$901

Liabilities
Fuel derivatives:
Swap contracts (c)	$(57)	$—	$(57)	$—
Option contracts (c)	(637)	—	—	(637)
Swap contracts (d)	(56)	—	(56)	—
Option contracts (d)	(4)	—	—	(4)
Interest rate derivatives (see Note 10)	(126)	—	(126)	—
Deferred compensation	(137)	(137)	—	—

Total liabilities	$(1,017)	$(137)	$(239)	$(641)

(a)	Cash equivalents is primarily composed of money market investments.
(b)	Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c)	In the Consolidated Balance Sheet, amounts are presented as a net asset.
(d)	In the Consolidated Balance Sheet, amounts are presented as a net liability.

	December 31, 2011	Fair value measurements at reporting date using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Cash equivalents
Cash equivalents (a)	$774	$774	$—	$—
Commercial paper	48	—	48	—
Certificates of deposit	7	—	7	—
Short-term investments:
Treasury bills	2,014	2,014	—	—
Certificates of deposit	221	—	221	—
Commercial paper	80	—	80	—
Noncurrent investments (b)
Auction rate securities	67	—	—	67
Certificates of deposit	25	—	25	—
Interest rate derivatives (see Note 10)	66	—	66	—
Fuel derivatives:
Option contracts (c)	709	—	—	709
Swap contracts (d)	180	—	180	—
Option contracts (d)	345	—	—	345
Other available-for-sale securities	43	38	—	5

Total assets	$4,579	$2,826	$627	$1,126

Liabilities
Fuel derivatives:
Swap contracts (c)	$(65)	$—	$(65)	$—
Option contracts (c)	(371)	—	—	(371)
Swap contracts (d)	(576)	—	(576)	—
Option contracts (d)	(266)	—	—	(266)
Interest rate derivatives (see Note 10)	(132)	—	(132)	—
Deferred Compensation	(121)	(121)	—	—

Total liabilities	$(1,531)	$(121)	$(773)	$(637)

(a)	Cash equivalents are primarily composed of money market investments.
(b)	Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c)	In the Consolidated Balance Sheet, amounts are presented as a net asset, and are also net of cash collateral received from counterparties. See Note 10.
(d)	In the Consolidated Balance Sheet, amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2012 or 2011. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 or 2011. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2012 and 2011:

	Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives		Auction rate securities		Other securities	Total
Balance at December 31, 2011	$417		$67		$5	$489
Total gains or (losses) (realized or unrealized)
Included in earnings	(62)		—		—	(62)
Included in other comprehensive income	22		—		—	22
Purchases	1,003	(b)	—		—	1,003
Sales	(1,081	)(b)	(31)		—	(1,112)
Settlements	(80)		—		—	(80)

Balance at December 31, 2012	$219		$36	(a)	$5	$260

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$27		$—		$—	$27

(a)	Included in Other assets in the Consolidated Balance Sheet.
(b)	The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument, and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

	Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives		Auction rate securities		Other securities	Total
Balance at December 31, 2010	$686		$93		$5	$784
Total gains or (losses) (realized or unrealized)
Included in earnings	(26)		—		—	(26)
Included in other comprehensive income	30		3		—	33
Purchases	449	(b)	—		—	449
Sales	(546	)(b)	(29)		—	(575)
Settlements	(176)		—		—	(176)

Balance at December 31, 2011	$417		$67	(a)	$5	$489

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$80		$—		$—	$80

(a)	Included in Other assets in the Consolidated Balance Sheet.
(b)	The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument, and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

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

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net. See Note 10 for further information on hedging. Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for 2012 and 2011.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at December 31, 2012:

Quantitative information about Level 3 fair value measurements

	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2013	15%-34%
			2014	20%-32%
			2015	20%-27%
			2016	20%-24%
			2017	20%-22%
Auction rate securities	Discounted cash flow	Time to principal recovery		6yrs-8yrs
		Illiquidity premium		3%-5%
		Counterparty credit spread		1%-3%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2012, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Seven of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	366	385	Level 2
5.75% Notes due 2016	331	370	Level 2
5.25% Convertible Senior Notes due 2016	117	127	Level 2
5.125% Notes due 2017	329	357	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017—10.36%	57	57	Level 2
French Credit Agreements due 2018—1.21%	56	56	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	36	38	Level 3
Term Loan Agreement due 2019—6.315%	241	242	Level 3
Term Loan Agreement due 2019—6.84%	95	103	Level 3
Term Loan Agreement due 2020—5.223%	451	406	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	527	507	Level 3
Pass Through Certificates due 2022—6.24%	394	448	Level 2
7.375% Debentures due 2027	138	154	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2012 and 2011:

(in millions)	Fuel hedge derivatives	Interest rate derivatives	Other	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(250)	$(34)	$22	$(262)
2011 changes in fair value	(44)	(32)	3	(73	)(a)
Reclassification to earnings	111	—	—	111	(b)

Balance at December 31, 2011	$(183)	$(66)	$25	$(224)

2012 changes in fair value	19	(1)	(14)	4	(c)
Reclassification to earnings	101	—	—	101	(d)

Balance at December 31, 2012	$(63)	$(67)	$11	$(119)

(a)	Net of deferred taxes of ($46) million.
(b)	Net of deferred taxes of $69 million.
(c)	Net of deferred taxes of $3 million.
(d)	Net of deferred taxes of $63 million.

13. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2012, the Company had 36 million shares of common stock reserved for issuance pursuant to Employee stock plans (of which 26 million shares had not been granted) through various share-based compensation arrangements. See Note 14.

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

The Consolidated Statement of Income for the years ended December 31, 2012, 2011, and 2010, reflects share-based compensation expense of $16 million, $13 million, and $12 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2012, 2011, and 2010, was not material. As of December 31, 2012, there was $23 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted stock units and stock grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) to certain Employees and to members of its Board of Directors during 2010, and to certain Employees during 2011 and 2012. In addition, during 2011 and 2012, the Company granted

82 thousand shares of unrestricted stock at weighted average grant price of $8.21 in 2012 and 33 thousand shares at weighted average grant price of $12.26 in 2011 to members of its Board of Directors. The fair value of RSUs and unrestricted stock grants is based on the closing price of the Company’s common stock on the date of grant. Outstanding RSUs vest over three years, subject to the individual’s continued employment or service. The Company recognizes expense on a straight-line basis over the vesting period. A remaining balance of up to 11 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan. Aggregated information regarding the Company’s RSUs and stock grants is summarized below:

	RESTRICTED STOCK UNITS
	Units (000)	Wtd. Average Fair Value
Outstanding December 31, 2009	—	$—
Granted	997	12.28
Vested	—	—
Surrendered	(7)	12.28

Outstanding December 31, 2010	990	12.28
Granted	1,007	12.27
Vested	(327)	12.28
Surrendered	(30)	12.28

Outstanding December 31, 2011	1,640	12.27
Granted	1,939	8.21
Vested	(644)	12.27
Surrendered	(59)	10.54

Outstanding December 31, 2012	2,876	$9.57

Stock options

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering other Employees and members of the Board of Directors (other Employee plans). None of the collective bargaining plans were required to be approved by Shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of the collective bargaining plans. Options granted to Employees and members of the Board of Directors through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair value of the Company’s common stock on the date of grant, and have ten-year terms. All of the options included in other Employee plans have been approved by Shareholders, except one plan covering non-management, non-contract Employees, which did not require Shareholder approval and had options outstanding to purchase approximately 1 million shares of the Company’s common stock as of December 31, 2012. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. No stock options were issued by the Company during 2011 and the number of options issued in 2012 was immaterial.

Aggregated information regarding Company issued stock options is summarized below:

	COLLECTIVE BARGAINING PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2009	52,438	$13.75
Granted	14	11.98
Exercised	(2,676)	12.68
Surrendered	(18,381)	12.88

Outstanding December 31, 2010	31,395	$14.34
Granted	—	—
Exercised	(38)	10.65
Surrendered	(837)	14.87

Outstanding December 31, 2011	30,520	$14.33
Granted	6	9.00
Exercised	(370)	8.69
Surrendered	(24,781)	14.65

Outstanding December 31, 2012	5,375	$13.25	1.5	$—

Vested or expected to vest at December 31, 2012	5,375	$13.25	1.5	$—
Exercisable at December 31, 2012	5,375	$13.25	1.5	$—

	OTHER EMPLOYEE PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2009	25,744	$15.17
Granted	10	12.04
Exercised	(673)	9.55
Surrendered	(5,494)	15.72

Outstanding December 31, 2010	19,587	$15.22
Granted	—	—
Exercised	(143)	6.97
Surrendered	(2,640)	18.18

Outstanding December 31, 2011	16,804	$14.82
Granted	—	—
Exercised	(203)	6.75
Surrendered	(3,066)	16.48

Outstanding December 31, 2012	13,535	$14.57	2.7	$4

Vested or expected to vest at December 31, 2012	13,466	$14.56	2.7	$4
Exercisable at December 31, 2012	12,605	$14.47	2.7	$4

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2012, 2011, and 2010, was $1 million, $1 million, and $4 million, respectively. The total grant date fair value of shares vesting during the years ended December 31, 2012, 2011, and 2010, was $13 million, $13 million, and $10 million, respectively.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 3 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2012, 2011, and 2010, participants under the plan purchased 2.2 million shares, 1.7 million shares, and 1.3 million shares at average prices of $8.01, $9.73, and $11.25, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2012, 2011, and 2010, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $0.89, $1.03, and $1.23, respectively.

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

15. EMPLOYEE RETIREMENT PLANS

Defined contribution plans

Southwest has defined contribution plans covering substantially all of its Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code, which include Company matching contributions. In addition, the Southwest Airlines Co. ProfitSharing Plan (ProfitSharing Plan) is a defined contribution plan to which the Company may contribute a percentage of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the ProfitSharing Plan are allowed. AirTran Employees became eligible to participate in Southwest’s ProfitSharing Plan beginning January 1, 2012.

Company contributions to all defined contribution plans expensed in 2012, 2011, and 2010, reflected as a component of Salaries, wages, and benefits, were $370 million, $316 million, and $350 million, respectively.

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

Including AirTran as of the acquisition date, the following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2012 and 2011:

(in millions)	2012	2011
APBO at beginning of period	$107	$91
Service cost	20	17
Interest cost	4	4
Benefits paid	(5)	(5)
Credit for prior service	17	—
Acquisition of AirTran	—	3
Actuarial (gain)/loss	5	(3)

APBO at end of period	$148	$107

Pursuant to the Merger Agreement between AirTran and Southwest, Southwest Employees that were former AirTran employees are to be given credit for their service with AirTran for purposes of determining eligibility for retiree benefits. This service credit requirement resulted in a $17 million increase to the APBO, which is being accounted for as prior service cost to be amortized over the average future service of active AirTran employees.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2012, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$3	$(3)
Increase (decrease) in the APBO	$11	$(10)

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid for each of the next five years and the five years thereafter are $6 million in 2013, $8 million in 2014, $11 million in 2015, $14 million in 2016, $17 million in 2017, and $136 million for the next five years thereafter.

The funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012 and 2011.

(in millions)	2012	2011
Funded status	$(148)	$(107)
Unrecognized net actuarial gain	(44)	(53)
Unrecognized prior service cost	18	1
Accumulated other comprehensive income	26	52

Cost recognized on Consolidated Balance Sheet	$(148)	$(107)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2012, 2011, and 2010, included the following:

(in millions)	2012	2011	2010
Service cost	$20	$17	$16
Interest cost	4	4	4
Recognized actuarial gain	(5)	(6)	(5)

Net periodic postretirement benefit cost	$19	$15	$15

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31:

	2012(2)	2011	2010
Wtd-average discount rate	2.90%	4.05%	4.30%
Assumed healthcare cost trend rate(1)	8.00%	7.50%	7.50%

(1)	The assumed healthcare cost trend rate is assumed to remain at 8.0% for 2013, then decline gradually to 5.0% by 2024 and remain level thereafter.
(2)	Includes AirTran plans.

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

16. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

(in millions)	2012	2011
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,812	$3,537
Fuel derivative instruments	33	—
Other	70	84

Total deferred tax liabilities	3,915	3,621
DEFERRED TAX ASSETS:
Fuel derivative instruments	40	155
Deferred gains from sale and leaseback of aircraft	24	44
Capital and operating leases	179	141
Accrued engine maintenance	84	43
Accrued employee benefits	281	267
State taxes	77	78
Business partner income	339	207
Net operating losses and credit carrybacks	83	212
Other	170	171

Total deferred tax assets	1,277	1,318

Net deferred tax liability	$2,638	$2,303

The provision for income taxes is composed of the following:

(in millions)	2012	2011	2010
CURRENT:
Federal	$(45)	$4	$198
State	12	13	19

Total current	(33)	17	217
DEFERRED:
Federal	287	122	61
State	10	6	8

Total deferred	297	128	69

	$264	$145	$286

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2012	2011	2010
Tax at statutory
U.S. tax rates	$240	$114	$261
Nondeductible items	10	13	8
State income taxes, net of federal benefit	14	13	18
Other, net	—	5	(1)

Total income tax provision	$264	$145	$286

During 2012, the Company continues to maintain and did not adjust, a $5 million liability for unrecognized tax benefits, the majority of which related to AirTran’s prior years’ tax positions.

As of December 31, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $230 million from its federal tax return. These NOL’s are available to offset future taxable income. At a 35 percent federal statutory tax rate, these NOL’s result in a deferred tax asset of $81 million, as of December 31, 2012, which represents the expected future tax benefit of the NOL’s, and which is netted against the Company’s Deferred income tax liability in the Consolidated Balance Sheet. These NOL’s will expire from 2017 to 2031 if not utilized. No valuation allowance was necessary. See Note 2 for further information on the acquisition of AirTran. The only periods subject to examination for the Company’s federal tax return are the 2011 and 2012 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2012 and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 6, 2013

QUARTERLY FINANCIAL DATA

(unaudited)

	THREE MONTHS ENDED
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2012
Operating revenues	$3,991	$4,616	$4,309	$4,173
Operating income	22	460	51	91
Income before income taxes	159	368	33	125
Net income	98	228	16	78
Net income per share, basic	.13	.30	.02	.11
Net income per share, diluted	.13	.30	.02	.11

	March 31	June 30	Sept. 30	Dec. 31
2011*
Operating revenues	$3,103	$4,136	$4,311	$4,108
Operating income	114	207	225	147
Income (loss) before income taxes	18	275	(226)	255
Net income (loss)	5	161	(140)	152
Net income (loss) per share, basic	.01	.21	(.18)	.20
Net income (loss) per share, diluted	.01	.21	(.18)	.20

*	Includes the results of AirTran for May 2011 through December 2011. See Note 2 to the Consolidated Financial Statements for further information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 5, 2013, the Company and Laura Wright, the Company’s former Senior Vice President Finance and Chief Financial Officer, entered into an Advisory and Non-Compete/Non-Solicitation Agreement (the “Agreement”) dated February 5, 2013, and effective as of January 31, 2013. Ms. Wright voluntarily terminated her employment with the Company effective as of January 31, 2013. Pursuant to the Agreement, through July 31, 2013, Ms. Wright will provide consulting services necessary for the transition of her duties while she was an employee of the Company and on special projects, as requested by the Chief Executive Officer of the Company. In consideration for her services, Ms. Wright will be paid $40,000 per month. In addition, provided that Ms. Wright executes and delivers a binding general release of claims in favor of the Company and its affiliates on or prior to July 31, 2013, the Company will pay Ms. Wright a lump sum amount equal to $1,821,600 on the Company’s first regular pay date in August 2013. Ms. Wright is obligated under the Agreement to not solicit any of the Company’s employees, customers, or customer leads and to not compete with the Company during the consulting period and for a three-year period thereafter. Further, during the consulting period and thereafter, Ms. Wright is obligated to not use or disclose any confidential information of the Company.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	15,848,620	(1)	$13.73	(2)	13,562,599	(3)
Equity Compensation Plans not Approved by Security Holders	6,086,748		$13.41		12,207,709
Total	21,935,368		$13.64	(2)	25,770,308

*	As adjusted for stock splits.

(1)	Includes 12,972,980 shares of common stock issuable upon exercise of outstanding stock options and 2,875,640 restricted share units settleable in shares of the Company’s common stock.
(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.
(3)	Of these shares, (i) 2,835,898 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 10,726,701 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 784,749 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3. Exhibits:

3.1	Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004, between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed October 30, 2002 (File No. 333-100861)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13 and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18 and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23 and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28 and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s

Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 71 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 72 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 76 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 77 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 78 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 79 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)). (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed January 12, 2001 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed April 2, 2003 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-166980)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.26	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.27	$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-7259)).

10.28	Purchase Agreement No. PA-03729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)). (1)

10.29	Advisory and Non-Compete/Non-Solicitation Agreement, dated February 5, 2013, between the Company and Laura Wright. (2)

10.30	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

SOUTHWEST AIRLINES CO.

February 6, 2013	By:	/s/ TAMMY ROMO
Tammy Romo Senior Vice President Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 6, 2013, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GARY C. KELLY Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)

/s/ TAMMY ROMO Tammy Romo	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ DAVID W. BIEGLER David W. Biegler	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Director

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director

/s/ JOHN G. DENISON John G. Denison	Director

/s/ NANCY B. LOEFFLER Nancy B. Loeffler	Director

/s/ JOHN T. MONTFORD John T. Montford	Director

/s/ THOMAS M. NEALON Thomas M. Nealon	Director

/s/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director

INDEX TO THE EXHIBITS

3.1	Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-7259)).

4.1	Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2	Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 14, 2005 (File No. 1-7259)).

4.3	Indenture dated as of September 17, 2004, between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed October 30, 2002 (File No. 333-100861)).

4.4	Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

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

(incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43 and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 71 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 72 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental

Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 76 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 77 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 78 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 79 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)). (1)

10.2	Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3	2001 Stock Option Agreements between the Company and Herbert D. Kelleher (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-7259)). (2)

10.4	Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5	Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.6	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.7	Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.8	Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.9	Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.10	Southwest Airlines Co. 1999 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.11	Southwest Airlines Co. LUV 2000 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed January 12, 2001 (File No. 333-53610)). (2)

10.12	Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.13	Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.14	Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.15	Southwest Airlines Co. 2002 Mechanics Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.16	Southwest Airlines Co. 2002 Ramp, Operations, Provisioning and Freight Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.17	Southwest Airlines Co. 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)); Amendment No. 1 to the Company’s 2002 Customer Service/Reservations Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed April 2, 2003 (File No. 333-104245)).

10.18	Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.19	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-166980)). (2)

10.20	Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.21	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.22	Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.23	Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.24	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2009) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.25	Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.26	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.27	$800,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-7259)).

10.28	Purchase Agreement No. PA-03729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)). (1)

10.29	Advisory and Non-Compete/Non-Solicitation Agreement, dated February 5, 2013, between the Company and Laura Wright. (2)

10.30	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to: Investor Relations, Southwest Airlines Co., P.O. Box 36611, Dallas, Texas 75235-1611.