Form 10-Q
period 2013-03-31
SOUTHWEST AIRLINES CO
filed 2013-05-02
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Number of shares of Common Stock outstanding as of the close of business on April 30, 2013:  722,296,988

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,338	$1,113
Short-term investments	1,797	1,857
Accounts and other receivables	429	332
Inventories of parts and supplies, at cost	480	469
Deferred income taxes	255	246
Prepaid expenses and other current assets	215	210
Total current assets	4,514	4,227

Property and equipment, at cost:
Flight equipment	16,643	16,367
Ground property and equipment	2,754	2,714
Deposits on flight equipment purchase contracts	594	416
	19,991	19,497
Less allowance for depreciation and amortization	6,861	6,731
	13,130	12,766
Goodwill	970	970
Other assets	583	633
	$19,197	$18,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,250	$1,107
Accrued liabilities	1,004	1,102
Air traffic liability	2,877	2,170
Current maturities of long-term debt	280	271
Total current liabilities	5,411	4,650

Long-term debt less current maturities	2,708	2,883
Deferred income taxes	2,904	2,884
Deferred gains from sale and leaseback of aircraft	60	63
Other noncurrent liabilities	1,153	1,124
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,214	1,210
Retained earnings	5,818	5,768
Accumulated other comprehensive loss	(111)	(119)
Treasury stock, at cost	(768)	(675)
Total stockholders' equity	6,961	6,992
	$19,197	$18,596

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2013	2012
OPERATING REVENUES:
Passenger	$3,838	$3,751
Freight	39	37
Other	207	203
Total operating revenues	4,084	3,991

OPERATING EXPENSES:
Salaries, wages, and benefits	1,183	1,141
Fuel and oil	1,457	1,510
Maintenance materials and repairs	291	272
Aircraft rentals	93	88
Landing fees and other rentals	266	254
Depreciation and amortization	210	201
Acquisition and integration	13	13
Other operating expenses	501	490
Total operating expenses	4,014	3,969

OPERATING INCOME	70	22

OTHER EXPENSES (INCOME):
Interest expense	29	40
Capitalized interest	(5)	(5)
Interest income	(2)	(2)
Other gains, net	(46)	(170)
Total other income	(24)	(137)

INCOME BEFORE INCOME TAXES	94	159
PROVISION FOR INCOME TAXES	35	61

NET INCOME	$59	$98

NET INCOME PER SHARE, BASIC	$0.08	$0.13

NET INCOME PER SHARE, DILUTED	$0.08	$0.13

COMPREHENSIVE INCOME	$67	$265

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	725	771
Diluted	727	772

Cash dividends declared per common share	$.0100	$.0045

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59	$98
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	210	201
Unrealized gain on fuel derivative instruments	(21)	(201)
Deferred income taxes	2	14
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	(97)	(68)
Other assets	(25)	(51)
Accounts payable and accrued liabilities	120	225
Air traffic liability	707	720
Cash collateral received from derivative counterparties	28	147
Other, net	3	143
Net cash provided by operating activities	983	1,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment, net	(534)	(127)
Purchases of short-term investments	(725)	(621)
Proceeds from sales of short-term investments	787	736
Net cash used in investing activities	(472)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	6	5
Payments of long-term debt and capital lease obligations	(164)	(431)
Payments of cash dividends	(15)	(7)
Repurchase of common stock	(100)	(50)
Other, net	(13)	(1)
Net cash used in financing activities	(286)	(484)

NET CHANGE IN CASH AND CASH EQUIVALENTS	225	729

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,113	829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,338	$1,558

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$41	$47
Income taxes	$2	$1

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2013 and 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012, the Company has reclassified $7 million from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.

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

In July 2012, the Company announced that AirTran's Boeing 717-200 aircraft will be transitioned out of the Company’s fleet over a three-year period beginning in August 2013.  See Note 8 for further information.

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial Acquisition and integration expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred acquisition and integration-related costs of $13 million for each of the three month periods ended March 31, 2013 and 2012, primarily consisting of costs

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

associated with consulting, flight crew training, seniority integration, technology, and facility integration. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, these costs are classified as Acquisition and integration expenses.

3.   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2011, the Financial Accounting Standards Board ("FASB") ratified Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and the Company adopted this ASU during first quarter 2013. This ASU did not have a material effect on the Company's financial position or results of operations, but did change the Company's disclosure policies for financial derivative instruments. See Note 5.

On February 5, 2013, the FASB ratified ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new disclosure requirements mandate that entities report, in one place, information about reclassifications out of Accumulated other comprehensive income (loss) ("AOCI"). The standard requires disclosure of the amount of the reclassification and the effect of the reclassification on the income statement line item. Upon adoption, the reclassification disclosures must be presented, in one place, either parenthetically on the face of the statement where net income is presented or in the notes. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and the Company adopted this ASU during first quarter 2013. This ASU did not have a material effect on the Company's financial position or results of operations, but did change the Company's disclosure policies for amounts reclassified out of AOCI. The Company has elected to disclose the reclassification requirements in Note 6.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2013	2012
NUMERATOR:
Net income	$59	$98

DENOMINATOR:
Weighted-average shares outstanding, basic	725	771
Dilutive effect of Employee stock options and restricted stock units	2	1
Adjusted weighted-average shares outstanding, diluted	727	772

NET INCOME PER SHARE:
Basic	$0.08	$0.13
Diluted	$0.08	$0.13

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	17	44
5.25% convertible notes	6	6

5.      FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices.  Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.  Although the Company may periodically enter into jet fuel derivatives for short-term timeframes, because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 6 to 12 months into the future.  However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate (“WTI”) crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.  The Company does not purchase or hold any financial derivative instruments for trading or speculative purposes.

The Company has used financial derivative instruments for both short-term and long-term time frames and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), and fixed price swap agreements in its portfolio.

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  The level at which the Company is hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments.

For the three months ended March 31, 2013, the Company had fuel derivative instruments in place for a small portion of its fuel consumption.  As of March 31, 2013, the Company had fuel derivative instruments in place to provide coverage for approximately 82 percent of its remaining 2013 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2013 through 2017 on an “economic” basis considering current market prices:

	Fuel hedged as of
	March 31, 2013	Hedged commodity type as of
Period (by year)	(gallons in millions)(a)	March 31, 2013
Remainder of 2013	1,118	Brent crude oil and Gulf Coast jet fuel
2014	1,444	WTI crude and Brent crude oil
2015	597	WTI crude and Brent crude oil
2016	886	Brent crude oil
2017	619	WTI crude and Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of March 31, 2013. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying jet fuel is consumed.  See Note 6.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2012 or during the three months ended March 31, 2013.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$42	$—	$—	$—
Fuel derivative contracts (gross)	Other assets	292	355	10	16
Interest rate derivative contracts	Other assets	29	31	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	115	126
Total derivatives designated as hedges		$363	$386	$125	$142
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$259	$375	$261	$327
Fuel derivative contracts (gross)	Other assets	112	233	222	351
Fuel derivative contracts (gross)	Accrued liabilities	—	10	—	60
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	—	12	—
Total derivatives not designated as hedges		$371	$618	$495	$738
Total derivatives		$734	$1,004	$620	$880

* Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties.  See discussion of credit risk and collateral following in this Note.

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2013	2012
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	$61	$89
Receivable from third parties for fuel contracts - noncurrent	Other assets	54	54
Prepaid settlements for fuel contracts - current	Prepaid expenses and other current assets	—	15

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting for Derivatives and Hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty that settle on the same day and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet.

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At March 31, 2013 and December 31, 2012, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company's and its counterparty's credit ratings. The Company has also elected to present its interest rate swap agreement cash collateral utilizing a net presentation. As of March 31, 2013, $56 million had been provided to one counterparty associated with interest rate derivatives based on the Company's outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, $5 million had been provided to one counterparty at March 31, 2013, as a result of the outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at March 31, 2013, were assets to the Company.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for Balance Sheet Offsetting.

Offsetting of Derivative Assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2013				December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$301	$(261)	$40	(a)	$375	$(327)	$48	(a)
Fuel derivative contracts	Other assets	$404	$(232)	$172		$588	$(367)	$221
Fuel derivative contracts	Accrued liabilities	$—	$—	$—		$10	$(10)	$—
Interest rate derivative contracts	Other assets	$29	$—	$29		$31	$—	$31
(a) Amounts included in Prepaid expenses and other current assets.

Offsetting of Derivative Liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2013			December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$261	$(261)	$—	$327	$(327)	$—
Fuel derivative contracts	Other assets	$232	$(232)	$—	$367	$(367)	$—
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	$60	$(10)	$50
Fuel derivative contracts	Other noncurrent liabilities	$12	$—	$12	$—	$—	$—
Interest rate derivative contracts	Other noncurrent liabilities	$115	$(61)	$54	$126	$(89)	$37

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 7.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivative (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$29	*	$(136)	*	$26	*	$23	*	$10	$32
Interest rate derivatives	(3)	*	(2)	*	5	*	4	*	—	—
Total	$26		$(138)		$31		$27		$10	$32
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	March 31,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$61	$(208)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2013 and 2012 of $5 million and $6 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2013, were approximately $57 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2013.  In addition, as of March 31, 2013, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $64 million, net of taxes.  These net gains were recognized during the three months ended March 31, 2013 and prior periods, and are reflected in Retained earnings as of March 31, 2013, but the underlying derivative instruments will not expire/settle until second quarter 2013 or future periods.

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

In March 2013, the Company prepaid a portion of AirTran's floating-rate aircraft secured term loans. See Note 11. A portion of the floating-rate debt had been effectively converted to a fixed rate via interest rate swap agreements which were to expire between 2016 and 2020. As a result of the prepayment, the Company released the AOCI balance related to the cash flow hedges of approximately $2 million to earnings during first quarter 2013, resulting in an increase in interest expense.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At March 31, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2013, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$23	$44	$5	$16	$72	$24	$16	$200
Cash collateral held (by) CP	—	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(340) to (740)(d)	>(125)(d)	N/A	N/A	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(100) to (150)(e)	N/A	>(50)(e)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340) or >(740)	0 to (125) or >(625)	>(50)	>(75)	>(50)	>(50)
Cash is received from CP	>75	>150	>175(c)	>125(c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(340) to (740)(d)	(125) to (625)(d)	N/A	N/A	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340) or >(740)	0 to (125) or >(625)	(b)	(b)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP as collateral	(340) to (740)	(125) to (625)	N/A	N/A	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of March 31, 2013.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of March 31, 2013.

6.      COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
(in millions)	2013	2012
NET INCOME	$59	$98
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($1) and $99	(3)	159
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $5 and $4	8	6
Other, net of deferred taxes of $2 and $2	3	2
Total other comprehensive income	$8	$167
COMPREHENSIVE INCOME	$67	$265

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit pension items	Other	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(63)	$(67)	$16	$(5)	$(119)
Changes in fair value	(29)	3	—	3	(23)
Reclassification to earnings	26	5	—	—	31
Balance at March 31, 2013	$(66)	$(59)	$16	$(2)	$(111)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2013.

Three months ended March 31, 2013
	Amounts reclassified from AOCI
(in millions)		Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$42	Fuel and oil expense
	$16	Less: Tax Expense
	$26	Net of tax

Unrealized gain on interest rate derivative instruments	$8	Interest expense
	$3	Less: Tax Expense
	$5	Net of tax

Total reclassifications for the period	$31	Net of tax

7.  SUPPLEMENTAL FINANCIAL INFORMATION

	March 31,	December 31,
(in millions)	2013	2012
Fuel derivative contracts	$172	$221
Interest rate derivative contracts	29	31
Receivable from third parties for fuel contracts - noncurrent	54	54
Intangible assets	132	138
Non-current investments	43	41
Other	153	148
Other assets	$583	$633

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31,	December 31,
(in millions)	2013	2012
Retirement plans	$144	$135
Aircraft rentals	109	139
Vacation pay	275	270
Health	62	70
Fuel derivative contracts	—	50
Workers compensation	158	159
Accrued taxes	58	67
Other	198	212
Accrued liabilities	$1,004	$1,102

	March 31,	December 31,
(in millions)	2013	2012
Postretirement obligation	$154	$148
Non-current lease-related obligations	349	376
Airport construction obligation	359	331
Other deferred compensation	144	141
Fuel derivative contracts	12	—
Interest rate derivative contracts	54	37
Other	81	91
Other non-current liabilities	$1,153	$1,124

For further details on fuel derivative and interest rate derivative contracts, see Note 5.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

8.  LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta, with the first delivery expected to occur in August 2013, at a rate of approximately three B717s per month. A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company's operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta beginning in August 2013 allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company's modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or its acquisition of used 737s.

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates. In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 78 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately 6 years to approximately 12 years. The lease terms

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

for the eight B717s that are owned by the Company are for a period of seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of these two aircraft will be accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represents the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 78 B717s that are currently accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's unaudited Condensed Consolidated Statement of Comprehensive Income and were included as a component of Other, net in Cash flows from operating activities in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's unaudited Condensed Consolidated Balance Sheet. See Note 2 for further information on the Company's Acquisition and integration costs. The Company may also incur other costs associated with this transaction, such as contract termination costs with certain aircraft maintenance vendors. Two of these vendor maintenance contracts have stated termination penalties totaling approximately $106 million if the Company were to terminate such contracts; however, termination of these contracts has not occurred, and any charges would only be recorded at the time of contract termination or at the time any associated charges become probable and estimable.

9. COMMITMENTS AND CONTINGENCIES

Commitments
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City to act on the City's behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, and 11 new gates and new concessions opened on April 16, 2013. Another new gate is scheduled to open in third quarter 2013, and full completion of the project is scheduled for second half of 2014. The project will include the renovation of the Airport airline terminals and complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

It is currently expected that the total amount spent on the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City's Aviation Fund, the majority of the funds used are expected to be from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of March 31, 2013, the Company had recorded LFMP construction costs of $359 million classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded during first quarter 2013 associated with the LFMP project was not material. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas once the entire project is completed.

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

As of March 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange.  Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements.  See Note 5 for further information on the Company’s derivative instruments and hedging activities.  The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The Company’s investments associated with its excess benefit plan consist of mutual funds that are publicly traded and for which market prices are readily available.  This plan is a non-qualified deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code of 1986, as amended.  Payments under this plan are made based on the participant’s distribution election and plan balance. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plan. The Company records changes in the fair value of the liability and the asset in the Company’s earnings.

All of the Company’s auction rate security instruments, totaling $38 million (net) at March 31, 2013, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of March 31, 2013, the Company has previously recorded a temporary unrealized decline in fair value of $12 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 6 years to 35 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $413 million of these instruments at par value.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,085	$1,085	$—	$—
Commercial paper	240	—	240	—
Certificates of deposit	13	—	13	—
Short-term investments:
Treasury bills	1,560	1,560	—	—
Certificates of deposit	237	—	237	—
Noncurrent investments (b)
Auction rate securities	38	—	—	38
Interest rate derivatives (see Note 5)	29	—	29	—
Fuel derivatives:
Swap contracts (c)	94	—	94	—
Option contracts (c)	611	—	—	611
Other available-for-sale securities	54	49	—	5
Total assets	$3,961	$2,694	$613	$654
Liabilities
Fuel derivatives:
Swap contracts (c)	$(93)	$—	$(93)	$—
Option contracts (c)	(400)	—	—	(400)
Option contracts (d)	(12)	—	—	(12)
Interest rate derivatives (see Note 5)	(115)	—	(115)	—
Deferred compensation	(140)	(140)	—	—
Total liabilities	$(760)	$(140)	$(208)	$(412)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset.  See Note 5.
(d) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability.  See Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$829	$829	$—	$—
Commercial paper	170	—	170	—
Certificates of deposit	34	—	34	—
Eurodollar Time Deposits	80	—	80	—
Short-term investments:
Treasury bills	1,624	1,624	—	—
Certificates of deposit	233	—	233	—
Noncurrent investments (b)
Auction rate securities	36	—	—	36
Interest rate derivatives (see Note 5)	31	—	31	—
Fuel derivatives:
Swap contracts (c)	113	—	113	—
Option contracts (c)	850	—	—	850
Option contracts (d)	10	—	—	10
Other available-for-sale securities	49	44	—	5
Total assets	$4,059	$2,497	$661	$901
Liabilities
Fuel derivatives:
Swap contracts (c)	$(57)	$—	$(57)	$—
Option contracts (c)	(637)	—	—	(637)
Swap contracts (d)	(56)	—	(56)	—
Option contracts (d)	(4)	—	—	(4)
Interest rate derivatives (see Note 5)	(126)	—	(126)	—
Deferred Compensation	(137)	(137)	—	—
Total liabilities	$(1,017)	$(137)	$(239)	$(641)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset.  See Note 5.
(d) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability.  See Note 5.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2013, or the year ended December 31, 2012.  The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2012	$219		$36		$5	$260
Total gains or (losses) (realized or unrealized)
Included in earnings	27		—		—	27
Included in other comprehensive income	(46)		2		—	(44)
Purchases	189	(a)	—		—	189
Sales	(213)	(a)	—		—	(213)
Settlements	23		—		—	23
Balance at March 31, 2013	$199		$38	(b)	$5	$242
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013	$(49)		$—		$—	$(49)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument, and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at March 31, 2013:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2013	10-22%
			Third quarter 2013	15-24%
			Fourth quarter 2013	16-25%
			2014	15-25%
			2015	16-22%
			2016	16-21%
			2017	16-20%
Auction rate securities	Discounted cash flow	Time to principal recovery		6-8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses and were immaterial for the three months ended March 31, 2013 and 2012.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2013, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2.  Seven of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	364	374	Level 2
5.75% Notes due 2016	329	363	Level 2
5.25% Convertible Senior Notes due 2016	116	146	Level 2
5.125% Notes due 2017	328	357	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.36%	57	55	Level 2
French Credit Agreements due 2018 - 1.21%	56	56	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	34	36	Level 3
Term Loan Agreement due 2019 - 6.315%	233	236	Level 3
Term Loan Agreement due 2019 - 6.84%	90	98	Level 3
Term Loan Agreement due 2020 - 5.223%	442	410	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	388	381	Level 3
Pass Through Certificates due 2022 - 6.24%	385	452	Level 2
7.375% Debentures due 2027	138	154	Level 2

11.      LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

AirTran Long-Term Debt
During the first quarter of 2013, the Company prepaid six separate AirTran aircraft secured term loans in the amount of $119 million. The remaining 20 floating-rate 737 aircraft notes payable continue to be financed and mature in years 2016 to 2020. See Note 5 for further information about the impact of the interest rate hedge associated with these transactions.

Unsecured Revolving Credit Facility
On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Other than an increased borrowing capacity, this new facility is substantially the same as the previous facility. Interest on the facility is based on the Company's credit ratings at the time of borrowing.  At the Company's  current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2013, the Company was in compliance with this covenant in its previous $800 million facility, and there were no amounts outstanding under the revolving credit facility.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2013 and 2012 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2013	2012	Change
Revenue passengers carried	25,203,934	25,560,822	(1.4)%
Enplaned passengers	30,712,625	31,154,453	(1.4)%
Revenue passenger miles (RPMs) (000s)(1)	23,756,743	23,684,869	0.3%
Available seat miles (ASMs) (000s)(2)	30,801,424	30,632,893	0.6%
Load factor(3)	77.1%	77.3%	(0.2)%	pts
Average length of passenger haul (miles)	943	927	1.7%
Average aircraft stage length (miles)	693	685	1.2%
Trips flown	318,514	333,896	(4.6)%
Average passenger fare	152.29	146.72	3.8%
Passenger revenue yield per RPM (cents)(4)	16.16	15.83	2.1%
Operating revenue per ASM (cents)(5)	13.26	13.03	1.8%
Passenger revenue per ASM (cents)(6)	12.46	12.24	1.8%
Operating expenses per ASM (cents)(7)	13.03	12.96	0.5%
Operating expenses per ASM, excluding fuel (cents)	8.30	8.03	3.4%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.25	8.03	2.7%
Fuel costs per gallon, including fuel tax	3.36	3.39	(0.9)%
Fuel costs per gallon, including fuel tax, economic	3.29	3.44	(4.4)%
Fuel consumed, in gallons (millions)	432	443	(2.5)%
Active fulltime equivalent Employees	45,791	46,227	(0.9)%
Aircraft in service at period-end(8)	696	694	0.3%

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
(8) Includes leased aircraft and excludes aircraft that are not available for service or are held in storage, for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2013	2012	Change
Fuel and oil expense, unhedged	$1,405	$1,479
Add: Fuel hedge losses included in Fuel and oil expense	52	31
Fuel and oil expense, as reported	$1,457	$1,510
Add (Deduct): Net impact from fuel contracts	(29)	25
Fuel and oil expense, non-GAAP	$1,428	$1,535	(7.0)%

Total operating expenses, as reported	$4,014	$3,969
Deduct: Reclassification between Fuel and oil and Other (gains), net, associated with current period settled contracts	—	(2)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(29)	27
Deduct: Acquisition and integration costs	(13)	(13)
Total operating expenses, non-GAAP	$3,972	$3,981	(0.2)%

Operating income, as reported	$70	$22
Add: Reclassification between Fuel and oil and Other losses, net, associated with current period settled contracts	—	2
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	29	(27)
Add: Acquisition and integration costs	13	13
Operating income, non-GAAP	$112	$10	n/a

Net income, as reported	$59	$98
Deduct: Mark-to-market impact from fuel contracts settling in future periods	(61)	(205)
Add: Ineffectiveness from fuel hedges settling in future periods	10	31
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	29	(27)
Add: Income tax impact of fuel contracts	8	77
Add: Acquisition and integration costs, net (a)	8	8
Net income (loss), non-GAAP	$53	$(18)	n/a

Net income per share, diluted, as reported	$0.08	$0.13
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	(0.02)	(0.16)
Add: Impact of special items, net (a)	0.01	0.01
Net income (loss) per share, diluted, non-GAAP	$0.07	$(0.02)	n/a

Operating expenses per ASM (cents)	13.03	12.96
Deduct: Fuel expense divided by ASMs	(4.73)	(4.93)
Deduct: Impact of special items	(0.04)	(0.04)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.26	7.99	3.4%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. These economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, the measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

For further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Note 5 to the unaudited Condensed Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures as a result of items that the Company believes are not indicative of its ongoing operations.  These include charges (before the impact of profitsharing and/or taxes) related to expenses associated with the Company’s acquisition and integration of AirTran.  The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.  See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the AirTran acquisition.

Material Changes in Results of Operations

Overview

The Company recorded first quarter GAAP and non-GAAP results for 2013 and 2012 as follows:

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2013	2012	Percent Change
Operating income	70	22	218.2
Net income	$59	$98	(39.8)
Net income per share, diluted	0.08	0.13	(38.5)

Non-GAAP
Operating income	112	10	n/a
Net income (loss)	$53	$(18)	n/a
Net income (loss) per share, diluted	0.07	(0.02)	n/a

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The Company's GAAP results for the three months ended March 31, 2013 and 2012 were significantly impacted by the non-cash adjustments recorded as a result of the Company's portfolio of future derivative contracts utilized to hedge against jet fuel price volatility, as well as acquisition and integration costs associated with the Company's 2011 acquisition of AirTran. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. Excluding the impact of these items, the Company's net income on a non-GAAP basis for first quarter 2013 substantially improved compared to the same prior year period. This improvement primarily was a result of better 2013 revenue production, while operating expenses remained relatively flat.

The Company continued to make progress in first quarter 2013 on its five major strategic initiatives, which include:

1.	The complete integration of AirTran into Southwest's operations by the end of 2014;

2.	The continued growth of Southwest's Rapid Rewards frequent flyer program;

3.	The continued addition of the Boeing 737-800, a larger aircraft, within the Company's fleet;

4.	The modernization of the Company's entire fleet to produce both better revenue and cost efficiencies; and

5.	The design and building of a new reservations system and international capabilities.

Some of the work on these strategic initiatives has taken place in the last couple of years, and the Company is already benefitting from these efforts through better revenue production and an improvement in unit costs. With respect to the AirTran integration initiative, 11 former AirTran 737-700s were converted to the Southwest livery during 2012, and the Company currently expects to transition eight AirTran 737-700s into conversion to the Southwest livery during 2013. During first quarter 2013, the Company phased in the ability of Customers to book and fly connecting itineraries between the Southwest and AirTran networks. By the end of first quarter 2013, this technology had been fully implemented between the carriers. As of April 14th, all 97 destinations within the combined networks can be flown on a single itinerary, a key milestone of the Company's AirTran integration. With this network connectivity in place, the Company's ability to optimize the combined networks and operations is enabled, particularly in Atlanta. The Company is now in a position to evolve Atlanta to a point-to-point operation in fall 2013, similar to other large Southwest cities. This allows the Company's people to be substantially more productive through scheduling of aircraft, flight crews, and ground staff more constantly throughout the day.

The Company also continued to modernize its fleet during the first quarter of 2013 through (i) the addition of eight new 737-800s received from Boeing and one used 737-700 leased from a third party, (ii) the retirement of three older Boeing 737-300s and one Boeing 737-500 from the Southwest fleet, and (iii) the retrofit of an additional 89 Southwest 737-700s with the Company's new Evolve interior. As of March 31, 2013, nearly 90 percent of Southwest's 737-700 fleet had the Evolve interior, and the Company expects to complete the retrofitting of the remainder of this fleet in early second quarter 2013. The Company has also made the decision to retrofit 78 aircraft from its 737-300 fleet with Evolve, which it also expects to complete in 2013.

The Company also announced in first quarter 2013 that it had completed the addition of WiFi capability on all of its Southwest Next Generation fleet (737-800s and 737-700s). In addition, Southwest has supplemented the WiFi capability with the option for Customers to view movies-on-demand, as well as a package of live television channels, all of which can be watched from the Customer's own personal portable electronic device for a small fee.

During first quarter 2013, Southwest also continued to make progress on its international reservations system. The Company had previously entered into a contract with Amadeus IT Group to implement Amadeus' Altea reservations solution to support Southwest's international service. The Amadeus technology is expected to support Southwest's operation of international flights, which are expected to begin in 2014. The Amadeus contract also provides the option for Southwest to migrate its domestic business to Amadeus in the future. In addition, as part of the Company's expected future international service, the Company signed an agreement with the City of Houston during first quarter 2013 that includes the building of five gates and an international processing facility at Houston Hobby Airport. The Company has agreed to enter into contracts providing for the design and construction of the facility at its own cost, which is currently expected, by the City of Houston, to be approximately $156 million. In return, the Company would not pay the capital component of rent on the facility for the term of the lease, which is 25 years (unless the City of Houston buys out the Company's unamortized investment in the project). Construction is currently scheduled to commence during the second half of 2013, with the launch of international service from this facility currently planned for late 2015.

During first quarter 2013, the Company implemented other initiatives designed to increase revenues during 2013 and future periods. Southwest began selling open premium boarding positions systemwide at the gate for a $40 charge per flight, increased the amount Customers pay for its Early Bird product from $10 per one-way ticket to $12.50 per one-way ticket, and increased the fees charged for certain checked excess baggage. On AirTran flights, the charge for a Customer's first checked bag increased to $25, and a second checked bag now costs $35. On Southwest flights, a Customer may still check up to two bags, up to 50 pounds each, free of charge, but the charge for a third or subsequent checked bag, or for any bag in excess of 50 pounds, increased to $75 each.

Southwest is implementing a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure.  If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be lost, and the remaining reservation will be canceled. The policy applies to reservations made or changed on or after Friday, May 10, 2013, for travel on or after Friday, September 13, 2013. This policy does not apply to military fares, senior fares, or travel during certain irregular operations, including severe weather conditions.

The No Show policy will not impact Customers who simply cancel a Wanna Get Away® or DING!® fare at least ten minutes prior to scheduled departure; in this case, Customers may reuse their funds toward future travel on Southwest, without a change fee, as they have always done. Customers who are traveling on a fully refundable itinerary that does not contain a Wanna Get Away or DING! fare will continue to have the option of either requesting a refund or holding funds for future travel.

In addition to these initiatives, on April 14, 2013, Southwest began daily service to San Juan, Puerto Rico, from Orlando and Tampa Bay, Florida, Southwest's first scheduled service outside of the continental United States. These flights are in addition to AirTran's existing service between San Juan and Atlanta, Georgia, Baltimore/Washington, and Fort Lauderdale/Hollywood, Florida.

All of these initiatives are intended to increase the Company's revenues and/or reduce its unit costs, and to aid the Company with its annual goal of achieving a pre-tax return on invested capital of 15 percent.

At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2013. The Company currently expects to receive during 2013 a total of 18 new 737-800 aircraft delivered from Boeing and two used 737-700 aircraft leased from a third party. During 2013, the Company also expects to retire some of its older 737-300s and 737-500s, and to transition a number of 717-200s out of service as part of the Company's lease/sublease agreement with Delta. See Note 8 to the unaudited Condensed Consolidated Financial Statements. The Company currently expects 2013 ASMs to increase approximately two percent compared to ASMs flown during 2012.

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Operating Revenues

Operating revenues for first quarter 2013 increased by $93 million, or 2.3 percent, compared to first quarter 2012. The majority of the increase was due to an $87 million, or 2.3 percent, increase in Passenger revenues. The majority of the increase in Passenger revenues was attributable to higher passenger yields, as the Company implemented fare increases in an attempt to buffer a portion of the impact of high fuel costs. The Company also benefited from a higher portion of revenues from business partners, associated with its sale of frequent flyer benefits from its co-branded Chase Visa credit card, being classified as Passenger revenues. The Company's load factor in first quarter 2013 was relatively flat compared to first quarter 2012. The Company expects a year-over-year decline in its April passenger unit revenues. While cautious about April trends and the potential effects from government sequestration, recent bookings for May and June have been solid, and lower fuel prices have roughly offset the revenue weakness in April.

Freight revenues for first quarter 2013 increased by $2 million, or 5.4 percent, compared to first quarter 2012, primarily due to an increase in rates charged versus first quarter 2012. Other revenues for first quarter 2013 increased by $4 million, or 2.0 percent, compared to first quarter 2012, the majority of which was due to higher charter and Early Bird revenues. Based on current trends, the Company expects second quarter 2013 Freight and Other revenues will increase from first quarter 2013.

Operating expenses

Operating expenses for first quarter 2013 increased by $45 million, or 1.1 percent, compared to first quarter 2012, while capacity was relatively flat versus the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarters of 2013 and 2012, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended March 31,				Per-ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.84	¢	3.73	¢	0.11 ¢	2.9%
Fuel and oil	4.73		4.93		(0.20)	(4.1)
Maintenance materials and repairs	0.94		0.89		0.05	5.6
Aircraft rentals	0.30		0.29		0.01	3.4
Landing fees and other rentals	0.86		0.83		0.03	3.6
Depreciation and amortization	0.68		0.66		0.02	3.0
Acquisition and integration	0.04		0.04		—	—
Other operating expenses	1.64		1.59		0.05	3.1
Total	13.03	¢	12.96	¢	0.07 ¢	0.5%

On a dollar basis, Operating expenses increased by 1.1 percent for first quarter 2013 compared to first quarter 2012, and operating expenses per ASM (unit costs) for first quarter 2013 increased 0.5 percent compared to first quarter

2012. These increases were primarily due to higher Salaries, wages, and benefits expenses and higher costs in several other cost categories, but were mostly offset by lower fuel costs. On a non-GAAP basis, the Company's first quarter 2013 Operating expenses per ASM, excluding fuel and special items, increased 3.4 percent compared to first quarter 2012, primarily due to higher Salaries, wages, and benefits expenses. Based on current cost trends, the Company expects an increase in second quarter 2013 unit costs, excluding fuel, profitsharing, and special items, similar to first quarter 2013's year-over-year increase. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for first quarter 2013 increased by $42 million, or 3.7 percent, compared to first quarter 2012. Salaries, wages, and benefits expense per ASM for first quarter 2013 increased 2.9 percent compared to first quarter 2012. Approximately 65% of these increases were a result of higher wage rates for a large portion of the Company's workforce compared to first quarter 2012 and the majority of the remaining increases were a result of higher first quarter 2013 profitsharing expense and the Company's matching 401(k) contributions. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as Acquisition and integration costs. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM in second quarter 2013, excluding profitsharing, to increase from second quarter 2012's Salaries, wages, and benefits expense per ASM, excluding profitsharing.

Fuel and oil expense for first quarter 2013 decreased by $53 million, or 3.5 percent, compared to first quarter 2012. On a per-ASM basis, first quarter 2013 Fuel and oil expense decreased 4.1 percent versus first quarter 2012. Both the nominal dollar and unit cost decreases were approximately equally attributable to a lower fuel cost per gallon and to better efficiency. The Company's average economic jet fuel cost per gallon decreased 4.4 percent on a year-over-year basis, from $3.44 in first quarter 2012 to $3.29 in first quarter 2013. In addition, gallons consumed decreased 2.5 percent compared to first quarter 2012, while year-over-year capacity was relatively flat. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic (737-300s and 737-500s) aircraft with new Next Generation 737s. As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $52 million in first quarter 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $31 million recognized in Fuel and oil expense in first quarter 2012. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $23 million paid to counterparties in first quarter 2013 versus $55 million paid to counterparties in first quarter 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of April 22, 2013, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI/Brent crude-equivalent price levels
2013	Approx. 95%
2014	Approx. 60%
2015	Approx. 35%
2016	Approx. 30%
2017	Approx. 50%

As a result of applying hedge accounting in prior periods the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in the Company's unaudited Condensed Consolidated Statement of Comprehensive Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2013, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at March 31, 2013	Amount of gains (losses) deferred in AOCI at March 31, 2013 (net of tax)
Remainder of 2013	$5	$(66)
2014	122	35
2015	23	(39)
2016	63	2
2017	(13)	—
Total	$200	$(68)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for second quarter 2013 and second half 2013 jet fuel prices at different crude oil assumptions as of April 22, 2013, and for expected premium costs associated with settling contracts each period.

Estimated difference in economic jet fuel price per gallon, above/(below) unhedged market prices, including taxes
Average Brent crude oil price per barrel	2Q 2013 (2)	Second half 2013
$80	$2.95 - $3.00	$2.90 - $2.95
$90	$2.95 - $3.00	$2.95 - $3.00
Current Market (1)	$3.00 - $3.05	$3.00 - $3.05
$110	$3.10 - $3.15	$3.20 - $3.25
$120	$3.15 - $3.20	$3.30 - $3.35
Estimated Premium Costs (3)	$12 million	$43 million

(1) Brent crude oil average market prices as of April 22, 2013 were approximately $101 and $99 per barrel for second quarter and second half 2013, respectively.
(2) The Company has approximately 95 percent of its second quarter and second half 2013 estimated fuel consumption covered by fuel derivative contracts with approximately 75 percent at varying Gulf Coast jet fuel-equivalent prices and the remainder at varying Brent crude oil-equivalent prices.  The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of April 22, 2013.
(3) Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for first quarter 2013 increased by $19 million, or 7.0 percent, compared to first quarter 2012. On a per-ASM basis, Maintenance materials and repairs expense for first quarter 2013 increased 5.6 percent compared to first quarter 2012. These increases were primarily attributable to costs associated with the Company's Evolve aircraft interior retrofit program, which began in March 2012. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2013 to decrease slightly as compared to second quarter 2012, primarily due to the timing of maintenance events.

Aircraft rentals expense for first quarter 2013 increased by $5 million, or 5.7 percent, compared to first quarter 2012. On a per-ASM basis compared to first quarter 2012, Aircraft rentals expense in first quarter 2013 increased 3.4 percent. These increases were primarily due to expense associated with five Boeing 737-800 aircraft received during second quarter 2012 that are accounted for as operating leases. The Company currently expects Aircraft rentals expense per ASM for second quarter 2013 to be comparable to second quarter 2012.

Landing fees and other rentals expense for first quarter 2013 increased by $12 million, or 4.7 percent, compared to first quarter 2012. On a per-ASM basis compared to first quarter 2012, Landing fees and other rentals expense increased 3.6 percent. The majority of these increases were due to higher rental rates charged by several airports over the last twelve months. The Company currently expects Landing fees and other rentals expense per ASM for second quarter 2013 to be comparable to first quarter 2013 as a seasonal increase in ASMs are expected to be offset by airport cost escalation.

Depreciation and amortization expense for first quarter 2013 increased by $9 million, or 4.5 percent, compared to first quarter 2012. This increase was due to the net purchases of 35 737-800 aircraft during the twelve months ended March 31, 2013. On a per-ASM basis, Depreciation and amortization expense increased 3.0 percent compared to first quarter 2012, also primarily due to the purchase of 737-800s over the past twelve months. For second quarter 2013, the Company currently expects Depreciation and amortization expense per ASM to be comparable to second quarter 2012.

For first quarter 2013, the Company incurred $13 million of Acquisition and integration costs related to the acquisition of AirTran, which was comparable to first quarter 2012. The first quarter 2013 costs primarily consisted of Employee training and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for first quarter 2013 increased by $11 million, or 2.2 percent, compared to first quarter 2012, and increased 3.1 percent on a per-ASM basis compared to first quarter 2012. The majority of these increases were the result of costs associated with Southwest's WiFi installations on its 737-700 and 737-800 fleets, and higher winterization costs at airports from more severe weather in first quarter 2013 versus the same prior year period. For second quarter 2013, the Company currently expects Other operating expenses per ASM to increase from second quarter 2012, primarily due to higher advertising expenses.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for first quarter 2013 decreased by $11 million, or 27.5 percent, compared to first quarter 2012, primarily as a result of the Company's repayment of its $385 million 6.5% notes in March 2012. For second quarter 2013, the Company expects interest expense to decrease as compared to second quarter 2012 as a result of the repayment of additional debt since second quarter 2012. See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$(61)	$(205)
Ineffectiveness from fuel hedges settling in future periods	10	31
Realized ineffectiveness and mark-to-market (gains) or losses	—	(2)
Premium cost of fuel contracts	5	6
Other	—	—
	$(46)	$(170)

Income Taxes

The Company's effective tax rate was approximately 37.4 percent in first quarter 2013, compared to 38.2 percent in first quarter 2012. The Company currently projects a full year 2013 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Liquidity and Capital Resources

Net cash provided by operating activities was $983 million for the three months ended March 31, 2013, compared to $1.2 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2013, were largely impacted by the Company's results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, and Accounts payable and Accrued liabilities.  For the three months ended March 31, 2013, in addition to the Company's net income (as adjusted for noncash depreciation and amortization expense), there was a $707 million increase in Air traffic liability, as a result of bookings for future travel and higher sales of points to business partners in the Company's frequent flyer program, and a net $120 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities due to timing of payments.  For the three months ended March 31, 2012, there was a $720 million increase in Air traffic liability, as a result of bookings for future travel, a net $225 million increase in cash flow associated with higher balances in Accounts payable and Accrued liabilities, a $175 million increase in cash flow, as a result of proceeds received from the sale of fuel hedge derivative instruments, which is included in Other operating cash flows, and a $147 million increase in cash associated with hedge counterparty collateral deposits. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives and hedging activities. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital.

Net cash used in investing activities during the three months ended March 31, 2013, totaled $472 million, versus $12 million used in investing activities in the same prior year period. Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company's short-term investments and noncurrent investments. During the three months ended March 31, 2013, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $62 million, versus a net cash inflow of $115 million during the same prior year period.

Net cash used in financing activities during the three months ended March 31, 2013, was $286 million, compared to $484 million used in financing activities for the same prior year period. During the three months ended March 31, 2013, the Company repaid $164 million in debt and capital lease obligations and repurchased approximately $100 million of its outstanding common stock through a share repurchase program. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information on first quarter 2013 debt repayments. During the three months ended March 31, 2012, the Company repaid $431 million in debt and capital lease obligations that came due and repurchased approximately $50 million of its outstanding common stock through a share repurchase program.

The Company is a “well-known seasoned issuer” and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.  The Company has not issued any securities under this shelf registration statement to date.

On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Other than an increased borrowing capacity, this new facility is substantially the same as the previous facility. Interest on the facility is based on the Company's credit ratings at the time of borrowing.  At the Company's  current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2013, the Company was in compliance with this covenant in its previous $800 million facility, and there were no amounts outstanding under the revolving credit facility.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the three months ended March 31, 2013, the Company purchased eight new 737-800 aircraft from Boeing (two of which entered service in second quarter 2013), and retired four of its older 737-300 and 737-500 aircraft from service. In addition, the Company also leased one 737-700 aircraft from a third party which was placed in service during second quarter 2013. As of April 24, 2013, the Company had scheduled deliveries for Boeing 737-700, 737-800, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	737-700 Firm Orders		737-800 Firm Orders	Options	Additional -700 A/C	Firm Orders		Options	Total
2013	—		18	—	2	—		—	20	(3)
2014	5		26	15	—	—		—	46
2015	36		—	12	—	—		—	48
2016	31		—	12	—	—		—	43
2017	30		—	25	—	4		—	59
2018	25		—	28	—	15		—	68
2019	—		—	—	—	33		—	33
2020	—		—	—	—	34		—	34
2021	—		—	—	—	34		18	52
2022	—		—	—	—	30		19	49
2023	—		—	—	—	—		23	23
2024	—		—	—	—	—		23	23
2025	—		—	—	—	—		23	23
Through 2027	—		—	—	—	—		44	44
Total	127	(1)	44	92	2	150	(2)	150	565

(1) The Company has flexibility to substitute 737-800s or 737-600s in lieu of 737-700 firm orders.
(2) The Company has the right, under certain conditions, including Boeing's decision to manufacture a MAX 7 aircraft, to substitute MAX 7 aircraft in place of future MAX 8 deliveries.
(3) The Company has taken delivery of 9 737-800s and 2 737-700s through April 24, 2013.

The Company's financial commitments associated with the firm orders in the above aircraft table are as follows: $135 million remaining in 2013, $1.0 billion in 2014, $1.2 billion in 2015, $1.3 billion in 2016, $1.4 billion in 2017, and $6.5 billion thereafter.

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

The following table details information on the active aircraft in the Company's fleet that were in service as of March 31, 2013:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	12	88	8	80
737-300	137	20	125	75	50
737-500	122	22	19	10	9
737-700	137 or 143	9	424	379	45
737-800	175	1	40	35	5
TOTALS			696	507	189

The Company expects to incur no more than $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which approximately $337 million has been recorded through March 31, 2013. These costs have been, and are expected to continue to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.1 billion as of March 31, 2013, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future integration expenditures. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. In May 2012, the Company's Board of Directors increased the previous share repurchase authorization by an additional $500 million. During the three months ended March 31, 2013, the Company purchased approximately 8.8 million shares of its common stock for approximately $100 million, which brings its cumulative purchases under this program since the August 2011 authorization to approximately 82 million shares for approximately $725 million of the $1 billion in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's strategic initiatives and its related financial and operational goals and expectations;

•
the integration of AirTran and the Company's related financial and operational goals and expectations, including, without limitation, anticipated integration timeframes and expected benefits and costs associated with the integration;

•	the Company's fleet plans, including its fleet modernization plans and expectations;

•	the Company's network plans, opportunities, and expectations;

•	the Company's plans and expectations with respect to international operations;

•	the Company's financial outlook and targets and projected results of operations;

•	the Company's plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the impact of the economy on demand for the Company's services and the impact of fuel prices, economic conditions, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) on the Company's business decisions, plans, and strategies;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;

•	the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;

•	the Company's dependence on third parties with respect to certain of its initiatives, in particular its fleet initiatives;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	actual or potential disruptions in the air traffic control system (including, without limitation, as a result of potential FAA budget cuts due to government sequestration); and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments.  At March 31, 2013, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was an asset of $200 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of March 31, 2013, the Company had nine counterparties with which the derivatives held were a net asset, totaling $212 million, and one counterparty with which the derivatives held were a net liability, totaling $12 million.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At March 31, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2013, no cash deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of March 31, 2013, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $628 million in cash collateral, post $551 million in aircraft collateral, and post $37 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of West Texas intermediate crude oil ("WTI"). In some periods, the spread between WTI and jet fuel has widened beyond historic norms, which has led to more ineffectiveness when measuring the Company's hedges. During those time periods, jet fuel prices have more closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the spread between jet fuel and WTI continues to fluctuate, a portion of these changes in fair value of the Company's hedges could continue to experience ineffectiveness and not provide complete protection against jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately six to twelve months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, for further information about market risk, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, the Company implemented technology to allow Customers to book and fly connecting itineraries between the Southwest and AirTran networks. Except for this change, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The original period for fact and expert discovery was scheduled to end on February 25, 2011, but on February 3, 2012, the Court granted plaintiffs' motion for supplemental discovery because Delta discovered that it had not produced certain electronic documents. The period for supplemental discovery against AirTran ended on May 3, 2012, but discovery disputes between plaintiffs and Delta have continued. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, and the plaintiffs filed a supplemental brief on class certification.  From September to November 2012, the plaintiffs filed a series of motions to compel Delta to produce additional documents and for sanctions based on alleged failures to produce electronic data. On November 19, 2012, the Court ordered plaintiffs to appoint an expert to examine Delta's production of electronic data and suspended the briefing schedule for the summary judgment motion until the expert has completed his work. It is AirTran's understanding that the expert's work has been ongoing.  Under the current schedule, the expert's report is due on May 20, 2013.  After the expert submits his report and Delta produces any responsive documents identified by the expert as not previously produced, the parties will resume briefing defendants' motions for summary judgment and supplemental briefing on plaintiffs' motion for class certification. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1, 2013 through
January 31, 2013	3,200,000	$11.34	3,200,000	$338,719,348
February 1, 2013 through
February 28, 2013	5,570,988	$11.43	5,570,988	$275,015,838
March 1, 2013 through
March 31, 2013	—	$—	—	$275,015,838
Total	8,770,988		8,770,988

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

10.1	Supplemental Agreement No. 80 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 81 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

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

_________________________

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

SOUTHWEST AIRLINES CO.

May 2, 2013	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 80 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 81 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

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

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.