Form 10-Q
period 2013-06-30
SOUTHWEST AIRLINES CO
filed 2013-07-31
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common Stock outstanding as of the close of business on July 29, 2013: 706,213,905

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012 Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,489	$1,113
Short-term investments	1,904	1,857
Accounts and other receivables	514	332
Inventories of parts and supplies, at cost	461	469
Deferred income taxes	287	246
Prepaid expenses and other current assets	209	210
Total current assets	4,864	4,227

Property and equipment, at cost:
Flight equipment	16,707	16,367
Ground property and equipment	2,883	2,714
Deposits on flight equipment purchase contracts	633	416
	20,223	19,497
Less allowance for depreciation and amortization	7,059	6,731
	13,164	12,766
Goodwill	970	970
Other assets	384	633
	$19,382	$18,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,232	$1,107
Accrued liabilities	1,207	1,102
Air traffic liability	3,077	2,170
Current maturities of long-term debt	263	271
Total current liabilities	5,779	4,650

Long-term debt less current maturities	2,671	2,883
Deferred income taxes	2,883	2,884
Deferred gains from sale and leaseback of aircraft	57	63
Other noncurrent liabilities	1,211	1,124
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,201	1,210
Retained earnings	6,015	5,768
Accumulated other comprehensive loss	(248)	(119)
Treasury stock, at cost	(995)	(675)
Total stockholders' equity	6,781	6,992
	$19,382	$18,596

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Passenger	$4,380	$4,347	$8,218	$8,097
Freight	43	42	82	79
Other	220	227	427	430
Total operating revenues	4,643	4,616	8,727	8,606

OPERATING EXPENSES:
Salaries, wages, and benefits	1,298	1,222	2,481	2,363
Fuel and oil	1,489	1,577	2,946	3,087
Maintenance materials and repairs	281	291	571	562
Aircraft rentals	92	90	185	178
Landing fees and other rentals	292	260	558	513
Depreciation and amortization	213	202	422	403
Acquisition and integration	26	11	39	24
Other operating expenses	519	503	1,022	995
Total operating expenses	4,210	4,156	8,224	8,125

OPERATING INCOME	433	460	503	481

OTHER EXPENSES (INCOME):
Interest expense	33	38	62	77
Capitalized interest	(8)	(6)	(13)	(11)
Interest income	(2)	(2)	(3)	(3)
Other (gains) losses, net	47	62	1	(109)
Total other expenses (income)	70	92	47	(46)

INCOME BEFORE INCOME TAXES	363	368	456	527
PROVISION FOR INCOME TAXES	139	140	173	200

NET INCOME	$224	$228	$283	$327

NET INCOME PER SHARE, BASIC	$0.31	$0.30	$0.39	$0.43

NET INCOME PER SHARE, DILUTED	$0.31	$0.30	$0.39	$0.43

COMPREHENSIVE INCOME (LOSS)	$87	$(35)	$154	$231

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	714	757	719	764
Diluted	722	764	727	771

Cash dividends declared per common share	$.0400	$.0100	$.0500	$.0145

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224	$228	$283	$327
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	213	202	422	403
Unrealized (gain) loss on fuel derivative instruments	55	63	33	(138)
Deferred income taxes	21	24	23	38
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)	(6)	(6)
Changes in certain assets and liabilities:
Accounts and other receivables	(51)	(37)	(147)	(105)
Other assets	6	(39)	(19)	(90)
Accounts payable and accrued liabilities	162	77	282	301
Air traffic liability	199	(28)	907	693
Cash collateral paid to derivative counterparties	(53)	(181)	(25)	(34)
Other, net	5	(161)	7	(19)
Net cash provided by operating activities	778	145	1,760	1,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment, net	(193)	(416)	(727)	(543)
Purchases of short-term investments	(900)	(633)	(1,624)	(1,255)
Proceeds from sales of short-term and other investments	793	688	1,580	1,424
Other, net	—	6	—	6
Net cash used in investing activities	(300)	(355)	(771)	(368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	13	12	19	17
Payments of long-term debt and capital lease obligations	(52)	(38)	(216)	(469)
Payments of cash dividends	(28)	(8)	(43)	(14)
Repurchase of common stock	(251)	(225)	(351)	(275)
Other, net	(9)	(6)	(22)	(7)
Net cash used in financing activities	(327)	(265)	(613)	(748)

NET CHANGE IN CASH AND CASH EQUIVALENTS	151	(475)	376	254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,338	1,558	1,113	829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,489	$1,083	$1,489	$1,083

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$26	$33	$67	$80
Income taxes	$21	$94	$23	$95

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2013 and 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012, the Company has reclassified $9 million and $17 million, respectively, from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.
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

Expenses related to the AirTran acquisition
The Company is expected to continue to incur substantial Acquisition and integration expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred acquisition and integration-related costs for the three and six months ended June 30, 2013 of $26 million and $39 million, respectively, primarily consisting of costs associated with Employee training, technology integration projects, and facility integration expenses. The Company incurred acquisition and integration-related costs for the three and six months ended June 30, 2012 of $11

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

million and $24 million, respectively, primarily consisting of costs associated with consulting, flight crew training, and seniority integration. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, these costs are classified as Acquisition and integration expenses.

3.      REVOLVING CREDIT FACILITY

On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Other than an increased borrowing capacity, this new facility is substantially the same as the previous facility. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NUMERATOR:
Net income	$224	$228	$283	$327
Incremental income effect of interest on 5.25% convertible notes	1	1	1	1
Net income after assumed conversion	$225	$229	$284	$328

DENOMINATOR:
Weighted-average shares outstanding, basic	714	757	719	764
Dilutive effect of Employee stock options and restricted stock units	2	1	2	1
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	722	764	727	771

NET INCOME PER SHARE:
Basic	$0.31	$0.30	$0.39	$0.43
Diluted	$0.31	$0.30	$0.39	$0.43

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	10	42	15	43

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

The Company evaluates its derivatives volumes strictly from an “economic” standpoint and thus does not consider whether the derivatives have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments.

For the three months ended June 30, 2013, the Company had fuel derivative instruments in place for 94 percent of its fuel consumption.  As of June 30, 2013, the Company had fuel derivative instruments in place to provide coverage for approximately 93 percent of its remaining 2013 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2013 through 2017 on an “economic” basis considering current market prices:

	Fuel hedged as of
	June 30, 2013	Derivative underlying commodity type as of
Period (by year)	(gallons in millions)(a)	June 30, 2013
Remainder of 2013	843	Brent crude oil and Gulf Coast jet fuel
2014	1,444	WTI crude and Brent crude oil
2015	790	WTI crude and Brent crude oil
2016	977	Brent crude oil
2017	933	WTI crude and Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of June 30, 2013. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges.  Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed.  See Note 6.  To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.  Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2012 or during the six months ended June 30, 2013.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$17	$—	$6	$—
Fuel derivative contracts (gross)	Other assets	23	355	7	16
Fuel derivative contracts (gross)	Accrued liabilities	19	—	72	—
Fuel derivative contracts (gross)	Other noncurrent liabilities	111	—	30	—
Interest rate derivative contracts	Other assets	22	31	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	90	126
Total derivatives designated as hedges		$192	$386	$205	$142
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$114	$375	$95	$327
Fuel derivative contracts (gross)	Other assets	24	233	31	351
Fuel derivative contracts (gross)	Accrued liabilities	68	10	106	60
Fuel derivative contracts (gross)	Other noncurrent liabilities	38	—	159	—
Total derivatives not designated as hedges		$244	$618	$391	$738
Total derivatives		$436	$1,004	$596	$880

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2013	2012
Cash collateral deposits provided to counterparties for fuel contracts- noncurrent	Offset against Other noncurrent liabilities	$10	$—
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	41	89
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	55	—
Due to third parties for fuel contracts	Accrued liabilities	8	—
Receivable from third parties for fuel contracts - current	Accounts and other receivables	35	—
Receivable from third parties for fuel contracts - noncurrent	Other assets	27	54
Prepaid settlements for fuel contracts - current	Prepaid expenses and other current assets	—	15

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

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At June 30, 2013, $65 million in cash collateral deposits had been provided by the Company associated with its outstanding fuel derivative instruments. No letters of credit or aircraft collateral were provided by or held by the Company at June 30, 2013. At December 31, 2012, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company's and its counterparty's credit ratings. The Company has also elected to present its interest rate swap agreement cash collateral utilizing a net presentation. As of June 30, 2013, $39 million had been provided to one counterparty associated with interest rate derivatives based on the Company's outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, $2 million had been provided to one counterparty at June 30, 2013, as a result of the outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at June 30, 2013, were assets to the Company.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2013				December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$131	$(101)	$30	(a)	$375	$(327)	$48	(a)
Fuel derivative contracts	Other assets	$47	$(38)	$9		$588	$(367)	$221
Fuel derivative contracts	Accrued liabilities	$87	$(87)	$—		$10	$(10)	$—
Fuel derivative contracts	Other noncurrent liabilities	$149	$(149)	$—		$—	$—	$—
Interest rate derivative contracts	Other assets	$22	$—	$22		$31	$—	$31
(a) Amounts included in Prepaid expenses and other current assets.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2013			December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$101	$(101)	$—	$327	$(327)	$—
Fuel derivative contracts	Other assets	$38	$(38)	$—	$367	$(367)	$—
Fuel derivative contracts	Accrued liabilities	$178	$(142)	$36	$60	$(10)	$50
Fuel derivative contracts	Other noncurrent liabilities	$189	$(159)	$30	$—	$—	$—
Interest rate derivative contracts	Other noncurrent liabilities	$90	$(41)	$49	$126	$(89)	$37

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 7.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$189	*	$279	*	$37	*	$28	*	$3	$8
Interest rate derivatives	(11)	*	12	*	4	*	4	*	(1)	—
Total	$178		$291		$41		$32		$2	$8
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$218	*	$143	*	$63	*	$51	*	$12	$40
Interest rate derivatives	(14)	*	10	*	9	*	8	*	(1)	—
Total	$204		$153		$72		$59		$11	$40
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$32	$40	Other (gains) losses, net

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$(28)	$(169)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2013 and 2012 of $12 million and $12 million, respectively, and the six months ended June 30, 2013 and 2012 of $17 million and $18 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2013, were approximately $101 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2013.  In addition, as of June 30, 2013, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $32 million, net of taxes.  These net gains were recognized during the three months ended June 30, 2013 and prior periods, and are reflected in Retained earnings as of June 30, 2013, but the underlying derivative instruments will not expire/settle until third quarter 2013 or future periods.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At June 30, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2013, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$(85)	$(18)	$(12)	$(6)	$16	$9	$4	$(92)
Cash collateral held (by) CP	(55)	(10)	—	—	—	—	—	(65)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(340) to (740)(d)	>(125)(d)	N/A	N/A	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(100) to (150)(e)	N/A	>(50)(e)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340) or >(740)	0 to (125) or >(625)	>(50)	>(75)	>(50)	>(50)
Cash is received from CP	>75	>150	>175(c)	>125(c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(340) to (740)(d)	(125) to (625)(d)	N/A	N/A	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340) or >(740)	0 to (125) or >(625)	(b)	(b)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP as collateral	(340) to (740)	(125) to (625)	N/A	N/A	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No letters of credit or aircraft were pledged as collateral with such counterparties as of June 30, 2013.
(e) The Company has the option of providing cash or letters of credit as collateral. No letters of credit were pledged as collateral with such counterparties as of June 30, 2013.

6.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,
(in millions)	2013	2012
NET INCOME	$224	$228
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($90) and ($156)	(152)	(251)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $9 and ($5)	15	(8)
Other, net of deferred taxes of $ - and ($3)	—	(4)
Total other comprehensive loss	$(137)	$(263)
COMPREHENSIVE INCOME (LOSS)	$87	$(35)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six months ended June 30,
(in millions)	2013	2012
NET INCOME	$283	$327
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($91) and ($57)	(155)	(92)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $15 and ($1)	23	(2)
Other, net of deferred taxes of $2 and ($1)	3	(2)
Total other comprehensive loss	$(129)	$(96)
COMPREHENSIVE INCOME	$154	$231

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2013:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit pension items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2013	$(107)	$(94)	$26	$(3)	$67	$(111)
Changes in fair value	(301)	18	—	—	105	(178)
Reclassification to earnings	59	6	—	—	(24)	41
Balance at June 30, 2013	$(349)	$(70)	$26	$(3)	$148	$(248)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit pension items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(103)	$(108)	$26	$(8)	$74	$(119)
Changes in fair value	(347)	24	—	5	117	(201)
Reclassification to earnings	101	14	—	—	(43)	72
Balance at June 30, 2013	$(349)	$(70)	$26	$(3)	$148	$(248)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2013:

Three months ended June 30, 2013
	Amounts reclassified from AOCI
(in millions)		Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$59	Fuel and oil expense
	$22	Less: Tax Expense
	$37	Net of tax
Unrealized gain on interest rate derivative instruments	$6	Interest expense
	$2	Less: Tax Expense
	$4	Net of tax

Total reclassifications for the period	$41	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Six months ended June 30, 2013
	Amounts reclassified from AOCI
(in millions)		Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$101	Fuel and oil expense
	$38	Less: Tax Expense
	$63	Net of tax
Unrealized gain on interest rate derivative instruments	$14	Interest expense
	$5	Less: Tax Expense
	$9	Net of tax

Total reclassifications for the period	$72	Net of tax

7.  SUPPLEMENTAL FINANCIAL INFORMATION

	June 30,	December 31,
(in millions)	2013	2012
Fuel derivative contracts	$9	$221
Interest rate derivative contracts	22	31
Receivable from third parties for fuel contracts - noncurrent	27	54
Intangible assets	127	138
Non-current investments	41	41
Other	158	148
Other assets	$384	$633

	June 30,	December 31,
(in millions)	2013	2012
Retirement plans	$222	$135
Aircraft rentals	130	139
Vacation pay	281	270
Health	61	70
Fuel derivative contracts	36	50
Workers compensation	156	159
Accrued taxes	119	67
Other	202	212
Accrued liabilities	$1,207	$1,102

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30,	December 31,
(in millions)	2013	2012
Postretirement obligation	$162	$148
Non-current lease-related obligations	340	376
Airport construction obligation	404	331
Other deferred compensation	147	141
Fuel derivative contracts	30	—
Interest rate derivative contracts	49	37
Other	79	91
Other non-current liabilities	$1,211	$1,124

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

9. COMMITMENTS AND CONTINGENCIES

Commitments
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City to act on the City's behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, and 11 new gates and new concessions opened on April 16, 2013. Another new gate opened in July 2013, and full completion of the project is scheduled for second half 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

It is currently expected that the total construction costs associated with the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are expected to fund portions of the LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City's Aviation Fund, the majority of the funds used are from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of June 30, 2013, the Company had recorded LFMP construction costs of $404 million classified as both an asset as a component of Ground property and equipment and a corresponding liability as a component of Other non-current liabilities, respectively, in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded for the three and six months ended June 30, 2013, associated with the LFMP project was not material. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS. The Company's management does not expect that

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All of the Company’s auction rate security instruments, totaling $36 million (net) at June 30, 2013, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of June 30, 2013, the Company has previously recorded a temporary unrealized decline in fair value of $14 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 5 years to 34 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $413 million of these instruments at par value.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,214	$1,214	$—	$—
Commercial paper	260	—	260	—
Certificates of deposit	15	—	15	—
Short-term investments:
Treasury bills	1,660	1,660	—	—
Certificates of deposit	244	—	244	—
Noncurrent investments (b)
Auction rate securities	36	—	—	36
Interest rate derivatives (see Note 5)	22	—	22	—
Fuel derivatives:
Swap contracts (c)	60	—	60	—
Option contracts (c)	119	—	—	119
Swap contracts (d)	3	—	3	—
Option contracts (d)	220	—	—	220
Other available-for-sale securities	55	50	—	5
Total assets	$3,908	$2,924	$604	$380
Liabilities
Fuel derivatives:
Swap contracts (c)	$(7)	$—	$(7)	$—
Option contracts (c)	(119)	—	—	(119)
Swap contracts (d)	(72)	—	(72)	—
Option contracts (d)	(296)	—	—	(296)
Interest rate derivatives (see Note 5)	(90)	—	(90)	—
Deferred compensation	(143)	(143)	—	—
Total liabilities	$(727)	$(143)	$(169)	$(415)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset, and are also net of cash collateral provided to counterparties. See Note 5.
(d) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability, and are also net of cash collateral provided to counterparties. See Note 5.

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

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2013, or the year ended December 31, 2012.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at March 31, 2013	$199		$38		$5	$242
Total gains or (losses) (realized or unrealized)
Included in earnings	(16)		—		—	(16)
Included in other comprehensive income	(299)		(2)		—	(301)
Purchases	86	(a)	—		—	86
Sales	(70)	(a)	—		—	(70)
Settlements	24		—		—	24
Balance at June 30, 2013	$(76)		$36	(b)	$5	$(35)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$(27)		$—		$—	$(27)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2012	$219		$36		$5	$260
Total gains or (losses) (realized or unrealized)
Included in earnings	11		—		—	11
Included in other comprehensive income	(345)		—		—	(345)
Purchases	275	(a)	—		—	275
Sales	(283)	(a)	—		—	(283)
Settlements	47		—		—	47
Balance at June 30, 2013	$(76)		$36	(b)	$5	$(35)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$(74)		$—		$—	$(74)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are time to principal recovery, an illiquidity premium, and counterparty credit spread.  Holding other inputs constant, a significant increase (decrease) in such unobservable inputs would result in a significantly lower (higher) fair value measurement, respectively.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at June 30, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2013	12-26%
			Fourth quarter 2013	17-28%
			2014	16-28%
			2015	15-22%
			2016	16-21%
			2017	16-19%
Auction rate securities	Discounted cash flow	Time to principal recovery		5-8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses and were immaterial for the three and six months ended June 30, 2013 and 2012.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2013, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2.  Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	362	376	Level 2
5.75% Notes due 2016	322	355	Level 2
5.25% Convertible Senior Notes due 2016	116	143	Level 2
5.125% Notes due 2017	326	347	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	56	54	Level 2
French Credit Agreements due 2018 - 1.12%	51	51	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	33	34	Level 3
Term Loan Agreement due 2019 - 6.315%	226	228	Level 3
Term Loan Agreement due 2019 - 6.84%	90	96	Level 3
Term Loan Agreement due 2020 - 5.223%	432	402	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	359	352	Level 3
Pass Through Certificates due 2022 - 6.24%	385	440	Level 2
7.375% Debentures due 2027	137	145	Level 2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2013 and 2012 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2013	2012	Change
Revenue passengers carried	28,960,367	28,859,348	0.4%
Enplaned passengers	35,530,779	35,210,151	0.9%
Revenue passenger miles (RPMs) (000s)(1)	27,929,506	27,206,498	2.7%
Available seat miles (ASMs) (000s)(2)	34,231,243	33,230,589	3.0%
Load factor(3)	81.6%	81.9%	(0.3)	pts
Average length of passenger haul (miles)	964	943	2.2%
Average aircraft stage length (miles)	708	699	1.3%
Trips flown	343,592	352,726	(2.6)%
Average passenger fare	151.23	150.65	0.4%
Passenger revenue yield per RPM (cents)(4)	15.68	15.98	(1.9)%
Operating revenue per ASM (cents)(5)	13.56	13.89	(2.4)%
Passenger revenue per ASM (cents)(6)	12.79	13.08	(2.2)%
Operating expenses per ASM (cents)(7)	12.30	12.51	(1.7)%
Operating expenses per ASM, excluding fuel (cents)	7.95	7.76	2.4%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.72	7.54	2.4%
Fuel costs per gallon, including fuel tax	3.11	3.25	(4.3)%
Fuel costs per gallon, including fuel tax, economic	3.06	3.22	(5.0)%
Fuel consumed, in gallons (millions)	478	483	(1.0)%
Active fulltime equivalent Employees	45,216	46,128	(2.0)%
Aircraft in service at period-end(8)	696	695	0.1%

	Six months ended June 30,
	2013	2012	Change
Revenue passengers carried	54,164,301	54,420,170	(0.5)%
Enplaned passengers	66,243,404	66,364,573	(0.2)%
Revenue passenger miles (RPMs) (000s)(1)	51,686,249	50,891,364	1.6%
Available seat miles (ASMs) (000s)(2)	65,032,668	63,863,482	1.8%
Load factor(3)	79.5%	79.7%	(0.2)	pts
Average length of passenger haul (miles)	954	935	2.0%
Average aircraft stage length (miles)	701	692	1.3%
Trips flown	662,106	686,622	(3.6)%
Average passenger fare	151.73	148.80	2.0%
Passenger revenue yield per RPM (cents)(4)	15.90	15.91	(0.1)%
Operating revenue per ASM (cents)(5)	13.42	13.48	(0.4)%
Passenger revenue per ASM (cents)(6)	12.64	12.68	(0.3)%
Operating expenses per ASM (cents)(7)	12.65	12.72	(0.6)%
Operating expenses per ASM, excluding fuel (cents)	8.12	7.89	2.9%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.98	7.78	2.6%
Fuel costs per gallon, including fuel tax	3.23	3.32	(2.7)%
Fuel costs per gallon, including fuel tax, economic	3.17	3.33	(4.8)%
Fuel consumed, in gallons (millions)	910	926	(1.7)%
Active fulltime equivalent Employees	45,216	46,128	(2.0)%
Aircraft in service at period-end(8)	696	695	0.1%

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
(8) Includes leased aircraft and excludes aircraft that are not available for service or are held in storage, for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2013	2012	Change	2013	2012	Change
Fuel and oil expense, unhedged	$1,442	$1,544		$2,847	$3,022
Add: Fuel hedge losses included in Fuel and oil expense	47	33		99	65
Fuel and oil expense, as reported	$1,489	$1,577		$2,946	$3,087
Add (Deduct): Net impact from fuel contracts	(20)	(14)		(49)	10
Fuel and oil expense, non-GAAP	$1,469	$1,563	(6.0)	$2,897	$3,097	(6.5)

Total operating expenses, as reported	$4,210	$4,156		$8,224	$8,125
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	7	(10)		7	(12)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(27)	(4)		(56)	22
Deduct: Acquisition and integration costs	(26)	(11)		(39)	(24)
Total operating expenses, non-GAAP	$4,164	$4,131	0.8	$8,136	$8,111	0.3

Operating income, as reported	$433	$460		$503	$481
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(7)	10		(7)	12
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	27	4		56	(22)
Add: Acquisition and integration costs	26	11		39	24
Operating income, non-GAAP	$479	$485	(1.2)	$591	$495	19.4

Net income, as reported	$224	$228		$283	$327
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	25	50		(35)	(156)
Add: Ineffectiveness from fuel hedges settling in future periods	3	8		12	39
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	27	4		56	(22)
Add (Deduct): Income tax impact of fuel contracts	(21)	(24)		(12)	52
Add: Acquisition and integration costs, net (a)	16	7		24	15
Net income, non-GAAP	$274	$273	0.4	$328	$255	28.6

Net income per share, diluted, as reported	$0.31	$0.30		$0.39	$0.43
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	0.05	0.05		0.03	(0.12)
Add: Impact of special items, net (a)	0.02	0.01		0.03	0.02
Net income per share, diluted, non-GAAP	$0.38	$0.36	5.6	$0.45	$0.33	36.4

Operating expenses per ASM (cents)	12.30	12.51		12.65	12.72
Deduct: Fuel expense divided by ASMs	(4.35)	(4.75)		(4.53)	(4.83)
Deduct: Impact of special items	(0.08)	(0.03)		(0.06)	(0.04)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	7.87	7.73	1.8	8.06	7.85	2.7
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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts.  Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Note 5 to the unaudited Condensed Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as "excluding special items," as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company’s acquisition and integration of AirTran.  The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.  See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the AirTran acquisition.

Material Changes in Results of Operations

Overview

The Company recorded second quarter and year to date GAAP and non-GAAP results for 2013 and 2012 as follows:

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2013	2012	Percent Change	2013	2012	Percent Change
Operating income	433	460	(5.9)	$503	$481	4.6
Net income	$224	$228	(1.8)	$283	$327	(13.5)
Net income per share, diluted	0.31	0.30	3.3	0.39	0.43	(9.3)

Non-GAAP
Operating income	479	485	(1.2)	$591	$495	19.4
Net income	$274	$273	0.4	$328	$255	28.6
Net income per share, diluted	0.38	0.36	5.6	0.45	0.33	36.4

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The Company's GAAP results for both the three and six months ended June 30, 2013 and 2012 were significantly impacted by the non-cash adjustments recorded as a result of the Company's portfolio of future derivative contracts utilized to hedge against jet fuel price volatility, as well as acquisition and integration costs associated with the Company's 2011 acquisition of AirTran. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. Excluding the impact of these items, the Company's net income on a non-GAAP basis for the second quarter of 2013 increased slightly versus the same period of 2012 to a Company record $274 million. For the six months ended June 30, 2013, also on a non-GAAP basis, the Company's net income increased 29 percent compared to the same prior year period, due primarily to a combination of higher passenger revenues and lower fuel costs.
The Company continued to make progress in second quarter 2013 on its five major strategic initiatives, which include:

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

The Company reached a major milestone by completing the connection of the Southwest and AirTran networks during second quarter 2013. As of April 14th, Customers can now fly between any of the combined 97 Southwest and AirTran destinations on a single itinerary. During second quarter 2013, the Company also completed the conversion of five additional AirTran cities to the Southwest network-Charlotte, North Carolina; Rochester, New York; Flint, Michigan; Portland, Maine; and Wichita, Kansas. Also, on April 14, 2013, Southwest began daily service to San Juan, Puerto Rico, from Orlando and Tampa Bay, Florida, Southwest's first scheduled service outside of the continental United States. These flights are in addition to AirTran's existing service between San Juan and Atlanta, Georgia, Baltimore/Washington, and Fort Lauderdale/Hollywood, Florida. With respect to its AirTran integration initiative, the Company is experiencing substantial financial benefits associated with the recent connection of the Southwest and AirTran networks. The Company estimates it achieved approximately $95 million in net synergies during second quarter 2013, and continues to make progress towards its goal of producing approximately $400 million in total annualized net synergies from the AirTran acquisition by the end of 2013.

One of the next large phases of the Company's integration effort will be to optimize its operations in Atlanta in the fall of 2013. The Company will be transitioning Atlanta to a point-to-point operation, similar to other large Southwest cities, which is expected to enable efficiencies related to the scheduling of aircraft, flight crews, and ground staff.
The Company added three more of the larger 737-800 aircraft to its active fleet during the second quarter of 2013. The 737-800 aircraft provides both improved revenue opportunities and operational flexibility. As of June 30, 2013, the Company's fleet included 43 of the 737-800s, all of which have been placed in service over the last 15 months. During second quarter of 2013, the Company also continued to modernize its fleet through (i) the lease of one additional used 737-700 from a third party which is currently expected to enter active service during third quarter 2013, (ii) the retirement of two older Boeing 737-300s from the Company's fleet, (iii) the transition of one Boeing 717-200 out of active service as part of the Company's lease/sublease agreement with Delta, (iv) the retrofit of an additional 44 Southwest 737-700s with the Company's new Evolve interior, which completed the retrofitting of the Southwest 737-700 fleet, and (v) the retrofit of 14 of the planned 78 737-300 aircraft with the Company's new Evolve interior, with the remaining 64 expected to be completed in late 2013. The Company also converted one AirTran 737-700 to the Southwest livery during the second quarter of 2013.
The Company also continues to return significant value to its Shareholders. During second quarter 2013, the Company announced and completed an accelerated share repurchase program for approximately $251 million, or approximately 18 million shares, which brings total share repurchases during the first six months of 2013 to approximately $351 million, or approximately 27 million shares. The accelerated share repurchase was part of a total share repurchase authorization of $1.5 billion, of which approximately $975 million, or approximately 100 million shares, has now been completed in aggregate. During second quarter 2013, the Company's Board of Directors also authorized a four-fold increase in the Company's quarterly common stock dividend, from $.01 per share to $.04 per share. On an annualized basis, this new dividend amount provides an approximate $100 million return to Shareholders.
At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2013. During the second half of 2013, the Company currently expects to receive an additional nine new 737-800 aircraft from Boeing. During 2013, the Company also expects to continue to retire some of its older 737-300 and 737-500 aircraft, and transition a number of 717-200 aircraft out of the fleet as part of the Company's lease/sublease agreement with Delta. See Note 8 to the unaudited Condensed Consolidated Financial Statements. The Company currently expects 2013 ASMs to increase a modest two percent compared to ASMs flown during 2012 as a result of larger gauge aircraft. For 2014, the Company currently plans to keep its capacity in line with 2013 as it continues to optimize its network and execute on its strategic plan.
Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

Operating Revenues

Operating revenues for second quarter 2013 increased by $27 million, or 0.6 percent, compared to second quarter 2012. The majority of the increase was due to a $33 million, or 0.8 percent, increase in Passenger revenues. The Company believes the lingering effects of government sequestration and higher taxes continued to be a drag on year-over-year revenue trends. In addition, the Company has a greater number of markets under development as the Company is in the midst of integrating AirTran, launching new city-pairs, and optimizing the combined networks.  However, second quarter revenues and passenger traffic still reached Company record levels.  The Company maintained strong load factors and ended the quarter with a record June load factor of 85.0 percent, which is notable considering the increasing mix of larger gauge 737-800 aircraft and Evolve -700 aircraft.  The Company's addition of the larger gauge 737-800 aircraft over the past 15 months as well as the increased seat density created by the additional seats added to the Company's fleet from Evolve retrofits were contributing factors to the 2.4 percent year-over-year decline in unit revenues. However, as a result of the improvement in unit costs from the increased seating capacity, the Company believes these initiatives had a net positive impact to its second quarter operating results. Despite the 2.4 percent year-over-year decline in second quarter unit revenues, trends improved throughout the quarter. Third quarter 2013 revenue trends are encouraging thus far.  July unit revenues are above last year's July, benefiting from the connection of the Southwest and AirTran networks and the Company's continued network optimization, current bookings for the remainder of the third quarter also look solid.

During second quarter 2013, Southwest announced its implementation of a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure.  If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be lost, and the remaining reservation will be canceled. The policy applies to reservations made or changed on or after Friday, May 10, 2013, for travel on or after Friday, September 13, 2013. This policy does not apply to military fares, senior fares, or travel during certain irregular operations, including severe weather conditions. The No Show policy will not impact Customers who simply cancel a Wanna Get Away® or DING!® fare at least ten minutes prior to scheduled departure; in this case, Customers may reuse their funds toward future travel on Southwest, without a change fee, as they have always done. Customers who are traveling on a fully refundable itinerary that does not contain a Wanna Get Away or DING! fare will continue to have the option of either requesting a refund or holding funds for future travel. Based on the Company's revenue recognition policy, revenue would be recorded at the flight date for a Customer that does not change his/her itinerary and loses their funds. The Company is unable to estimate the impact of this change in policy on future Passenger revenues at the current time.
Freight revenues for second quarter 2013 increased by $1 million, or 2.4 percent, compared to second quarter 2012, primarily due to an increase in rates charged versus second quarter 2012. Other revenues for second quarter 2013 decreased by $7 million, or 3.1 percent, compared to second quarter 2012, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the conversion of AirTran aircraft into the Southwest livery and the adoption of Southwest fee policies for a larger portion of Customers. The Company currently expects such trend to continue as the integration process continues, and intends, upon full integration of AirTran, to have a consistent product offering. Based on current trends, the Company expects third quarter 2013 Freight and Other revenues will decrease from third quarter 2012.

Operating expenses

Operating expenses for second quarter 2013 increased by $54 million, or 1.3 percent, compared to second quarter 2012, while capacity increased 3.0 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarters of 2013 and 2012, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Three months ended June 30,				Per-ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.79	¢	3.68	¢	0.11 ¢	3.0%
Fuel and oil	4.35		4.75		(0.40)	(8.4)
Maintenance materials and repairs	0.82		0.87		(0.05)	(5.7)
Aircraft rentals	0.27		0.27		—	—
Landing fees and other rentals	0.85		0.78		0.07	9.0
Depreciation and amortization	0.62		0.61		0.01	1.6
Acquisition and integration	0.08		0.03		0.05	166.7
Other operating expenses	1.52		1.52		—	—
Total	12.30	¢	12.51	¢	(0.21)¢	(1.7)%

On a dollar basis, Operating expenses increased by 1.3 percent for second quarter 2013 compared to second quarter 2012, primarily due to higher Salaries, wages, and benefits expenses and higher Landing fees and other rentals, but were largely offset by lower fuel costs. Operating expenses per ASM (unit costs) for second quarter 2013 decreased 1.7 percent compared to second quarter 2012, primarily due to a decrease in Fuel and oil expense. On a non-GAAP basis, the Company's second quarter 2013 Operating expenses per ASM, excluding fuel and special items, increased 1.8 percent compared to second quarter 2012, primarily due to higher Salaries, wages, and benefits expenses. Based on current cost trends and benefits from our fleet modernization efforts, the Company expects third quarter 2013 unit costs, excluding fuel, special items, and profitsharing, to increase slightly from third quarter 2012's 7.72 cents. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for second quarter 2013 increased by $76 million, or 6.2 percent, compared to second quarter 2012. Salaries, wages, and benefits expense per ASM for second quarter 2013 increased 3.0 percent compared to second quarter 2012. On both a dollar and a per ASM basis, approximately 40 percent of the increase was a result of higher contractual wage rates for a large portion of the Company's unionized workforce compared to second quarter 2012.  The remainder of the increase was due to a variety of smaller items, including additional headcount associated with more Boeing 737-800s added to the Company's fleet over the past 12 months, as those are larger gauge aircraft which require the presence of a fourth flight attendant for each trip, and additional flight crew training costs incurred in preparation for future Southwest overwater and international flights. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM in third quarter 2013, excluding profitsharing, to be comparable to second quarter 2013's Salaries, wages, and benefits expense per ASM, excluding profitsharing.

Fuel and oil expense for second quarter 2013 decreased by $88 million, or 5.6 percent, compared to second quarter 2012. On a per-ASM basis, second quarter 2013 Fuel and oil expense decreased 8.4 percent versus second quarter 2012. Excluding the impact of hedging in both periods, both the nominal dollar and unit cost decreases were attributable to a lower fuel cost per gallon and to better efficiency. Approximately 80 percent of the dollar change was attributable to a lower fuel cost per gallon, and approximately 20 percent was related to better fuel efficiency. The Company's average economic jet fuel cost per gallon, including fuel tax, decreased 5.0 percent on a year-over-year basis, from $3.22 in second quarter 2012 to $3.06 in second quarter 2013. In addition, fuel gallons consumed decreased 1.0 percent compared to second quarter 2012, while year-over-year capacity increased 3.0 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic (737-300s and 737-500s) aircraft with new Next Generation 737s. As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $47 million in second quarter 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $33 million recognized in Fuel and oil expense in second quarter 2012. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $27 million paid to counterparties in second quarter 2013 versus $19 million paid to counterparties in second quarter 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of July 22, 2013, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI/Brent crude-equivalent price levels
Second half 2013	Approx. 80% to 85%
2014	Approx. 35%
2015	Approx. 35%
2016	Approx. 30%
2017	Approx. 50%

As a result of applying hedge accounting in prior periods the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2013, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at June 30, 2013	Amount of gains (losses) deferred in AOCI at June 30, 2013 (net of tax)
Remainder of 2013	$(93)	$(93)
2014	50	(18)
2015	(9)	(71)
2016	16	(24)
2017	(56)	(13)
Total	$(92)	$(219)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for third quarter 2013, fourth quarter 2013, and full year 2013 jet fuel prices at different crude oil assumptions as of July 22, 2013, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	3Q 2013 (2)	4Q 2013	Full Year 2013
$85	$2.85 - $2.90	$2.85 - $2.90	$3.00 - $3.05
$95	$2.90 - $2.95	$2.90 - $2.95	$3.05 - $3.10
Current Market (1)	$3.05 - $3.10	$3.05 - $3.10	$3.10 - $3.15
$115	$3.15 - $3.20	$3.25 - $3.30	$3.20 - $3.25
$125	$3.25 - $3.30	$3.35 - $3.40	$3.25 - $3.30
Estimated Premium Costs (3)	$22 million	$22 million	$60 million

(1) Brent crude oil average market prices as of July 22, 2013 were approximately $107 and $105 per barrel for third and fourth quarter 2013, respectively.
(2) The Company has approximately 80 percent of its third quarter 2013 estimated fuel consumption covered by fuel derivative contracts with approximately 70 percent at varying Gulf Coast jet fuel-equivalent prices and the remainder at varying Brent crude oil-equivalent prices.  The Company has approximately 85 percent of its fourth quarter 2013 estimated fuel consumption covered by fuel derivative contracts with approximately 75 percent at varying Gulf Coast jet fuel-equivalent prices and the remainder at varying Brent crude oil-equivalent prices.  The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of July 22, 2013.
(3) Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for second quarter 2013 decreased by $10 million, or 3.4 percent, compared to second quarter 2012. On a per-ASM basis, Maintenance materials and repairs expense for second quarter 2013 decreased 5.7 percent compared to second quarter 2012. These decreases were primarily attributable to fewer second quarter 2013 engine repairs associated with the Company's 737-300 and 737-500 fleet. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2013 to be comparable to second quarter 2013 based on currently scheduled aircraft maintenance events.

Aircraft rentals expense for second quarter 2013 increased by $2 million, or 2.2 percent, compared to second quarter 2012, primarily due to expense associated with five Boeing 737-800 aircraft received in the latter part of second quarter 2012 that are accounted for as operating leases. On a per-ASM basis compared to second quarter 2012, Aircraft rentals expense in second quarter 2013 was relatively flat. The Company currently expects Aircraft rentals expense per ASM for third quarter 2013 to be comparable to second quarter 2013.

Landing fees and other rentals expense for second quarter 2013 increased by $32 million, or 12.3 percent, compared to second quarter 2012. On a per-ASM basis compared to second quarter 2012, Landing fees and other rentals expense increased 9.0 percent. The majority of these increases were due to higher rental rates charged by several airports over the last twelve months, a portion of which was due to additional space occupied by the Company in some locations, and a portion of which was attributable to higher debt service costs passed through to the airlines in certain cities. The Company currently expects Landing fees and other rentals expense per ASM for third quarter 2013 to increase compared to third quarter 2012 as the escalation in airport costs is expected to be only partially offset by a year-over-year increase in ASMs.

Depreciation and amortization expense for second quarter 2013 increased by $11 million, or 5.4 percent, compared to second quarter 2012. On a per-ASM basis, Depreciation and amortization expense increased 1.6 percent compared to second quarter 2012. Both of these increases were primarily due to depreciation associated with large software projects that have been placed into service over the past twelve months. For third quarter 2013, the Company currently expects Depreciation and amortization expense per ASM to be comparable to third quarter 2012.

For second quarter 2013, the Company incurred $26 million of Acquisition and integration costs related to the acquisition of AirTran compared to $11 million in second quarter 2012. The second quarter 2013 costs primarily consisted of Employee training, technology integration projects, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for second quarter 2013 increased by $16 million, or 3.2 percent, compared to second quarter 2012. Approximately 30 percent of this increase was the result of increased winterization costs associated with late spring storms in early second quarter 2013, and approximately 30 percent was the result of costs associated with increased Customer usage of WiFi onboard the Company's 737-700 and 737-800 aircraft. The remainder of the increase was due to immaterial individual contributors. On a per-ASM basis, Other operating expenses were comparable to second quarter 2012. For third quarter 2013, the Company currently expects Other operating expenses per ASM to increase as compared to third quarter 2012.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for second quarter 2013 decreased by $5 million, or 13.2 percent, compared to second quarter 2012, primarily due to the repayment of AirTran aircraft financing facilities during the first quarter of 2013. For third quarter 2013, the Company expects interest expense to be comparable to second quarter 2013 as a result of the repayment of this debt.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$25	$50
Ineffectiveness from fuel hedges settling in future periods	3	8
Realized ineffectiveness and mark-to-market (gains) or losses	7	(10)
Premium cost of fuel contracts	12	12
Other	—	2
	$47	$62

Income Taxes

The Company's effective tax rate was approximately 38.3 percent in second quarter 2013, compared to 38.0 percent in second quarter 2012. The Company currently projects a full year 2013 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

Operating Revenues

Operating revenues for the six months ended June 30, 2013, increased by $121 million, or 1.4 percent, compared to the first six months of 2012. The majority of the increase was due to a $121 million, or 1.5 percent, increase in Passenger revenues. The majority of the increase in Passenger revenues was attributable to a 1.8 percent increase in capacity, as both load factor and passenger yields remained relatively flat with the same prior year period. The Company's load factor for the six months ended June 30, 2013, was relatively flat compared to the first six months of 2012.

Freight revenues for the six months ended June 30, 2013, increased by $3 million, or 3.8 percent, compared to the first six months of 2012, primarily due to an increase in rates charged versus the prior year. Other revenues for the six months ended June 30, 2013, decreased by $3 million, or 0.7 percent, compared to the first six months of 2012, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the conversion of AirTran aircraft into Southwest and the adoption of Southwest fee policies for a larger portion of Customers.

Operating expenses

Operating expenses for the six months ended June 30, 2013, increased by $99 million, or 1.2 percent, compared to the first six months of 2012, while capacity increased 1.8 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2013 and 2012, followed by explanations of these changes on a per-ASM basis and/or on a dollar basis:

	Six months ended June 30,				Per-ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.81	¢	3.70	¢	0.11 ¢	3.0%
Fuel and oil	4.53		4.83		(0.30)	(6.2)
Maintenance materials and repairs	0.88		0.88		—	—
Aircraft rentals	0.28		0.28		—	—
Landing fees and other rentals	0.86		0.80		0.06	7.5
Depreciation and amortization	0.65		0.63		0.02	3.2
Acquisition and integration	0.06		0.04		0.02	50.0
Other operating expenses	1.58		1.56		0.02	1.3
Total	12.65	¢	12.72	¢	(0.07)¢	(0.6)%

On a dollar basis, Operating expenses increased by 1.2 percent for the first six months of 2013 compared to the first six months of 2012, primarily due to higher Salaries, wages, and benefits expenses and higher Landing fees and other rentals, but were largely offset by lower fuel costs. Operating expenses per ASM (unit costs) for the first six months of 2013 decreased 0.6 percent compared to the first six months of 2012, primarily due to a decrease in Fuel and oil expense. On a non-GAAP basis, the Company's Operating expenses per ASM for the first six months of 2013, excluding fuel and special items, increased 2.7 percent compared to the first six months of 2012, primarily due to higher Salaries, wages, and benefits expenses. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the six months ended June 30, 2013, increased by $118 million, or 5.0 percent, compared to the six months ended June 30, 2012. Salaries, wages, and benefits expense per ASM for the first six months of 2013 increased 3.0 percent compared to the first six months of 2012. Approximately 65 percent of these increases were a result of higher contractual wage rates for a large portion of the Company's workforce compared to the six months ended June 30, 2012, and the majority of the remaining increases were a result of higher contributions to Employee retirement plans, including profitsharing and 401(k) matching contributions. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as Acquisition and integration costs.

Fuel and oil expense for the six months ended June 30, 2013, decreased by $141 million, or 4.6 percent, compared to the six months ended June 30, 2012. On a per-ASM basis, for the first six months of 2013, Fuel and oil expense decreased 6.2 percent versus the first six months of 2012. Excluding the impact of hedging in both periods, both the nominal dollar and unit cost decreases were attributable to a lower fuel cost per gallon and to better efficiency. Approximately 70 percent of the dollar change was attributable to a lower fuel cost per gallon and approximately 25 percent was related to better fuel efficiency. The Company's average economic jet fuel cost per gallon, including fuel tax, decreased 4.8 percent on a year-over-year basis, from $3.33 during the six months ended June 30, 2012, to $3.17 during the six months ended June 30, 2013. In addition, fuel gallons consumed decreased 1.7 percent compared to the six months ended June 30, 2012, while year-over-year capacity increased 1.8 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic (737-300s and 737-500s) aircraft with new Next Generation 737s including 28 of the larger gauge 737-800 aircraft added into service during the last twelve months. As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $99 million during the six months ended June 30, 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $64 million recognized in Fuel and oil expense in the six months ended June 30, 2012. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $50 million paid to counterparties in the first six months of 2013, versus $74 million paid to counterparties in the first six months of 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the six months ended June 30, 2013, increased by $9 million, or 1.6 percent, compared to the six months ended June 30, 2012. This increase was primarily attributable to costs associated with the Company's Evolve aircraft interior retrofit program, which began in March 2012. On a per ASM basis compared to the six months ended June 30, 2012, Maintenance materials and repairs expense in the first six months of 2013 was relatively flat.

Aircraft rentals expense for the six months ended June 30, 2013, increased by $7 million, or 3.9 percent, compared to the six months ended June 30, 2012, primarily due to expense associated with five Boeing 737-800 aircraft received in the latter part of second quarter 2012 that are accounted for as operating leases. On a per-ASM basis compared to the six months ended June 30, 2012, Aircraft rentals expense in the first six months of 2013 was relatively flat.

Landing fees and other rentals expense for the six months ended June 30, 2013, increased by $45 million, or 8.8 percent, compared to the six months ended June 30, 2012. On a per-ASM basis, Landing fees and other rentals expense increased 7.5 percent compared to the six months ended June 30, 2012. The majority of these increases were due to higher rental rates charged by several airports over the last twelve months, a portion of which is due to additional space occupied by the Company in some locations, and a portion of which is attributable to higher debt service costs passed through to the airlines in certain cities.

Depreciation and amortization expense for the six months ended June 30, 2013, increased by $19 million, or 4.7 percent, compared to the six months ended June 30, 2012. Approximately 55 percent of this increase was due to depreciation associated with large software projects that have been placed into service over the past twelve months and approximately 40 percent was due to 28 737-800 aircraft being placed into service during the twelve months ended June 30, 2013. On a per-ASM basis, Depreciation and amortization expense increased 3.2 percent compared to the six months ended June 30, 2012, primarily due to depreciation associated with large software projects that have been placed into service over the past twelve months.

For the six months ended June 30, 2013, the Company incurred $39 million of Acquisition and integration costs related to the acquisition of AirTran compared to $24 million for the six months ended June 30, 2012. These 2013 costs primarily consisted of Employee training, technology integration projects, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for the six months ended June 30, 2013, increased by $27 million, or 2.7 percent, compared to the six months ended June 30, 2012, and increased 1.3 percent on a per-ASM basis compared to the six months ended June 30, 2012. Approximately 30 percent of these increases were the result of costs associated with increased Customer usage of WiFi onboard the Company's 737-700 and 737-800 aircraft and approximately 25 percent was the result of increased winterization costs at airports from more severe weather during the first six months of 2013 compared to the same period in 2012. The remainder of the increases was due to immaterial individual contributors.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for the six months ended June 30, 2013, decreased by $15 million, or 19.5 percent, compared to the six months ended June 30, 2012, primarily due to the repayment of $385 million of 6.5% notes in March 2012.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$(35)	$(156)
Ineffectiveness from fuel hedges settling in future periods	12	39
Realized ineffectiveness and mark-to-market (gains) or losses	7	(12)
Premium cost of fuel contracts	17	18
Other	—	2
	$1	$(109)

Income Taxes

The Company's effective tax rate was approximately 37.9 percent for the first six months of 2013, compared to 38.0 percent for the first six months of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities was $778 million for the three months ended June 30, 2013, compared to $145 million provided by operating activities in the same prior year period. For the six months ended June 30, 2013, net cash provided by operating activities was $1.8 billion compared to $1.4 billion provided by operating activities in the first six months of 2012. The operating cash flows for the six months ended June 30, 2013, were largely impacted by the Company's results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, and Accounts payable and accrued liabilities.  For the six months ended June 30, 2013, in addition to the Company's net income (as adjusted for noncash depreciation and amortization expense), there was a $907 million increase in Air traffic liability, as a result of bookings for future travel and higher sales of points to business partners in the Company's frequent flyer program, and a net $282 million increase in cash flow associated with higher balances in Accounts payable and accrued liabilities due to timing of payments.  For the six months ended June 30, 2012, there was a $693 million increase in Air traffic liability, as a result of bookings for future travel and a net $301 million increase in cash flow associated with higher balances in Accounts payable and accrued liabilities due to timing of payments. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives and hedging activities. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital.

Net cash used in investing activities during the three months ended June 30, 2013, totaled $300 million, versus $355 million used in investing activities in the same prior year period. For the six months ended June 30, 2013, net cash used in investing activities was $771 million compared to $368 million used in the same prior year period. Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company's short-term investments and noncurrent investments. During the six months ended June 30, 2013, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $44 million, versus a net cash inflow of $169 million during the same prior year period.

Net cash used in financing activities during the three months ended June 30, 2013, was $327 million, compared to $265 million used in financing activities for the same prior year period. For the six months ended June 30, 2013, net cash used in financing activities was $613 million compared to $748 million used in the same prior year period. During the six months ended June 30, 2013, the Company repaid $216 million in debt and capital lease obligations and repurchased approximately $351 million of its outstanding common stock through a share repurchase program. During the six months ended June 30, 2012, the Company repaid $469 million in debt and capital lease obligations that came due and repurchased approximately $275 million of its outstanding common stock through a share repurchase program.

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

On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Other than an increased borrowing capacity, this new facility is substantially the same as the previous facility. Interest on the facility is based on the Company's credit ratings at the time of borrowing.  At the Company's  current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the six months ended June 30, 2013, the Company purchased nine new 737-800 aircraft from Boeing, and retired from service six of its older 737-300 and 737-500 aircraft and removed one of its 717-200 aircraft from active service. In addition, the Company also leased two 737-700 aircraft from a third party which were not yet placed into service as of June 30, 2013. During second quarter 2013, the Company announced modifications to its aircraft orders with Boeing and an agreement to purchase ten pre-owned 737-700 aircraft from a third party for delivery in 2014 and 2015. During July 2013, the Company entered into an agreement to lease two pre-owned 737-700 aircraft from a third party for delivery in 2014. The modifications with Boeing included the relinquishment of a total of ten options for Boeing Next Generation ("NG") aircraft, the exercise of five separate options for 737-800 aircraft, the conversion of five 737-700 firm orders to 737-800 deliveries, and the deferral and conversion of existing NG aircraft firm orders and options to 737 MAX options and firm orders in future years. The Company and Boeing also announced Southwest would be the launch Customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. As of July 24, 2013, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2013	—		18	—	2	—	—		—	20	(3)
2014	—		36	—	7	—	—		—	43
2015	36		—	—	5	—	—		—	41
2016	31		—	12	—	—	—		—	43
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	14		23	37
2024	—		—	—	—	—	14		23	37
2025	—		—	—	—	—	—		36	36
Through 2027	—		—	—	—	—	—		72	72
Total	92	(1)	54	36	14	30	150	(2)	191	567

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.

(2) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.
(3) Includes nine 737-800s and two leased 737-700s delivered through July 24, 2013.

The Company's financial commitments associated with the firm orders in the above aircraft table are as follows: $390 million remaining in 2013, $1.1 billion in 2014, $1.3 billion in 2015, $1.2 billion in 2016, $1.2 billion in 2017, and $7.0 billion thereafter.

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

The following table details information on the active aircraft in the Company's fleet that were in service as of June 30, 2013:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	12	87	8	79
737-300	137 or 143	20	123	75	48
737-500	122	22	19	10	9
737-700	137 or 143	9	424	379	45
737-800	175	1	43	38	5
TOTALS			696	510	186

The Company expects to incur no more than $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which approximately $363 million has been recorded through June 30, 2013. These costs have been, and are expected to continue to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.4 billion as of June 30, 2013, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future integration expenditures. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. On May 16, 2012, the Company's Board of Directors increased the previous share repurchase authorization by $500 million. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion and, in a privately negotiated transaction, the Company entered into an agreement with a third party financial institution to repurchase $250 million of its common shares under an accelerated share repurchase program ("ASR Program") utilizing cash on hand. On May 15, 2013, pursuant to the ASR Program agreement, the Company advanced the $250 million to the financial institution and received approximately 17.9 million shares, which was recorded as a treasury share purchase for purposes of calculating earnings per share. The Company also made a $500 thousand additional payment to the third party financial institution under the terms of the agreement governing the ASR Program. The ASR Program was completed on June 24, 2013, upon which a settlement of approximately 158 thousand shares were delivered to the Company. The final number of shares delivered upon settlement was determined based on a discount to the volume-weighted average price of the Company's common stock over the term of the ASR Program. Including purchases made under the ASR Program, the Company's cumulative purchases under all Board-authorized repurchases since the August 2011 authorization have totaled approximately 100 million shares for approximately $975 million of the $1.5 billion in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's strategic initiatives and related financial and operational goals and expectations;

•
the integration of AirTran and the Company's related financial and operational goals and expectations, including, without limitation, anticipated integration timeframes and expected benefits and costs associated with the integration;

•	the Company's network plans, opportunities, and expectations;

•	the Company's fleet plans, including its fleet modernization and capacity plans and expectations;

•	the Company's financial outlook and projected results of operations;

•	the Company's plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
demand for the Company's services and the impact of fuel prices and availability, economic conditions, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) on the Company's business decisions, plans, and strategies;

•	the Company's ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company's dependence on third parties with respect to certain of its initiatives, in particular its fleet plans;

•	the impact of governmental action related to the Company's operations; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments.  At June 30, 2013, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a liability of $92 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of June 30, 2013, the Company had five counterparties with which the derivatives held were a net asset, totaling $40 million, and five counterparties with which the derivatives held were a net liability, totaling a net $132 million liability.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At June 30, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2013, $65 million in cash deposits and no letters of credit or aircraft collateral were provided by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of June 30, 2013, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $666 million in cash collateral, post $644 million in aircraft collateral, and post $50 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion. The original period for fact and expert discovery was scheduled to end on February 25, 2011, but on February 3, 2012, the Court granted plaintiffs' motion for supplemental discovery because Delta discovered that it had not produced certain electronic documents. The period for supplemental discovery against AirTran ended on May 3, 2012, but discovery disputes between plaintiffs and Delta have continued. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, and the plaintiffs filed a supplemental brief on class certification.  From September to November 2012, the plaintiffs filed a series of motions to compel Delta to produce additional documents and for sanctions based on alleged failures to produce electronic data. On November 19, 2012, the Court ordered plaintiffs to appoint an expert to examine Delta's production of electronic data and suspended the briefing schedule for the summary judgment motion until the expert has completed his work. The expert submitted a preliminary report, disputes have arisen concerning the expert's work, and the Court is deciding how to proceed.  After disputes concerning the expert's work and Delta's discovery have been resolved, the parties will resume briefing defendants' motions for summary judgment and supplemental briefing on plaintiffs' motion for class certification. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)		(b)	(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number		Average	as part of publicly	may yet be purchased
	of shares		price paid	announced plans	under the plans
Period	purchased		per share (2)	or programs	or programs
April 1, 2013 through
April 30, 2013	—		$—	—	$275,015,838
May 1, 2013 through
May 31, 2013	17,882,690		$13.98	17,882,690	$524,515,838
June 1, 2013 through
June 30, 2013	157,907	(3)	$—	157,907	$524,515,838
Total	18,040,597			18,040,597

(1)
In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million.  On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion and, in a privately negotiated transaction, the Company entered into the ASR Program with a third party financial institution to buy $250 million of its common shares utilizing cash on hand. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
During May 2013, under the ASR Program, the Company paid $250 million and received an initial delivery of 17,882,690 shares. The Company also made a $500 thousand additional payment to the third party financial institution under the terms of the agreement governing the ASR Program. Upon completion of the ASR Program in June 2013, the Company received 157,907 additional shares of its common stock. The calculation of average price paid per share does not include amounts attributable to the shares delivered upon completion of the ASR Program or to the $500 thousand additional payment made by the Company. In total, the average purchase price per share for the 18,040,597 shares repurchased under the ASR Program, upon completion of the ASR Program in June 2013, was $13.89.

(3)	Shares delivered by counterparty upon settlement of the ASR Program.

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

10.1	Supplemental Agreement No. 82 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 83 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 1 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.4	Supplemental Agreement No. 2 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

July 31, 2013	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 82 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 83 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 1 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.4	Supplemental Agreement No. 2 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.