Form 10-Q
period 2013-09-30
SOUTHWEST AIRLINES CO
filed 2013-10-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Common Stock outstanding as of the close of business on October 28, 2013: 696,720,541

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013 and 2012
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,333	$1,113
Short-term investments	1,995	1,857
Accounts and other receivables	463	332
Inventories of parts and supplies, at cost	521	469
Deferred income taxes	233	246
Prepaid expenses and other current assets	228	210
Total current assets	4,773	4,227

Property and equipment, at cost:
Flight equipment	16,785	16,367
Ground property and equipment	2,963	2,714
Deposits on flight equipment purchase contracts	690	416
	20,438	19,497
Less allowance for depreciation and amortization	7,235	6,731
	13,203	12,766
Goodwill	970	970
Other assets	418	633
	$19,364	$18,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,134	$1,107
Accrued liabilities	1,172	1,102
Air traffic liability	2,981	2,170
Current maturities of long-term debt	259	271
Total current liabilities	5,546	4,650

Long-term debt less current maturities	2,616	2,883
Deferred income taxes	2,937	2,884
Deferred gains from sale and leaseback of aircraft	54	63
Other noncurrent liabilities	1,198	1,124
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,205	1,210
Retained earnings	6,246	5,768
Accumulated other comprehensive loss	(114)	(119)
Treasury stock, at cost	(1,132)	(675)
Total stockholders' equity	7,013	6,992
	$19,364	$18,596

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Passenger	$4,306	$4,057	$12,524	$12,154
Freight	41	39	123	118
Other	198	213	624	643
Total operating revenues	4,545	4,309	13,271	12,915

OPERATING EXPENSES:
Salaries, wages, and benefits	1,271	1,189	3,751	3,552
Fuel and oil	1,450	1,528	4,396	4,615
Maintenance materials and repairs	271	300	842	862
Aircraft rentals	92	92	277	270
Landing fees and other rentals	290	278	848	791
Depreciation and amortization	221	217	643	620
Acquisition and integration	28	145	66	168
Other operating expenses	532	509	1,555	1,505
Total operating expenses	4,155	4,258	12,378	12,383

OPERATING INCOME	390	51	893	532

OTHER EXPENSES (INCOME):
Interest expense	35	35	97	112
Capitalized interest	(4)	(5)	(17)	(16)
Interest income	(1)	(2)	(5)	(5)
Other (gains) losses, net	(59)	(10)	(58)	(119)
Total other expenses (income)	(29)	18	17	(28)

INCOME BEFORE INCOME TAXES	419	33	876	560
PROVISION FOR INCOME TAXES	160	17	334	217

NET INCOME	$259	$16	$542	$343

NET INCOME PER SHARE, BASIC	$0.37	$0.02	$0.76	$0.45

NET INCOME PER SHARE, DILUTED	$0.37	$0.02	$0.75	$0.45

COMPREHENSIVE INCOME	$393	$211	$547	$442

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	703	739	714	756
Diluted	711	740	722	762

Cash dividends declared per common share	$.0400	$.0100	$.0900	$.0245

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259	$16	$542	$343
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	221	217	643	620
Unrealized gains on fuel derivative instruments	(58)	(16)	(24)	(154)
Deferred income taxes	29	82	52	120
Amortization of deferred gains on sale and leaseback of aircraft	(3)	(3)	(9)	(9)
Changes in certain assets and liabilities:
Accounts and other receivables	73	(2)	(74)	(107)
Other assets	(63)	(74)	(83)	(164)
Accounts payable and accrued liabilities	(98)	(187)	185	114
Air traffic liability	(95)	(5)	811	688
Cash collateral paid to derivative counterparties	80	252	56	218
Other, net	83	184	89	164
Net cash provided by operating activities	428	464	2,188	1,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment, net	(268)	(406)	(995)	(949)
Purchases of short-term investments	(896)	(663)	(2,520)	(1,918)
Proceeds from sales of short-term and other investments	805	798	2,385	2,223
Other, net	—	(6)	—	—
Net cash used in investing activities	(359)	(277)	(1,130)	(644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	12	5	31	22
Payments of long-term debt and capital lease obligations	(51)	(48)	(267)	(517)
Payments of cash dividends	(28)	(7)	(71)	(22)
Repurchase of common stock	(150)	(50)	(501)	(325)
Other, net	(8)	(2)	(30)	(8)
Net cash used in financing activities	(225)	(102)	(838)	(850)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(156)	85	220	339

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,489	1,083	1,113	829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,333	$1,168	$1,333	$1,168

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$39	$39	$106	$119
Income taxes	$124	$2	$147	$97

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Southwest Airlines Co. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2013 and 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 5 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012, the Company has reclassified $11 million and $27 million, respectively, from Other revenues to Passenger revenues associated with its sale of frequent flyer benefits from its co-branded Chase® Visa credit card.

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

In July 2012, the Company announced that AirTran's Boeing 717-200 aircraft will be transitioned out of the Company’s active fleet over a three-year period beginning in third quarter 2013.  See Note 8 for further information.

Expenses related to the AirTran acquisition and integration
The Company has incurred and expects to continue to incur substantial Acquisition and integration expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could, particularly in the near term, exceed the financial benefits that the Company expects to achieve from the AirTran acquisition and could continue to result in the Company taking significant charges against earnings during the integration process. The Company incurred acquisition and integration-related costs for the three and nine months ended September 30, 2013, of $28 million and $66 million, respectively, primarily consisting of costs associated with a lease contract termination, Employee training, technology

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

integration projects, and facility integration expenses. The Company incurred acquisition and integration-related costs for the three and nine months ended September 30, 2012, of $145 million and $168 million, respectively, primarily consisting of costs associated with the lease and sublease of AirTran's Boeing 717-200 fleet, consulting, flight crew training, and seniority integration. In the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income, these costs are classified as Acquisition and integration expenses.

3.    REVOLVING CREDIT FACILITY

On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Other than a $200 million increase in borrowing capacity, this new facility is substantially the same as the previous facility. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

4.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NUMERATOR:
Net income	$259	$16	$542	$343
Incremental income effect of interest on 5.25% convertible notes	1	—	2	2
Net income after assumed conversion	$260	$16	$544	$345

DENOMINATOR:
Weighted-average shares outstanding, basic	703	739	714	756
Dilutive effect of Employee stock options and restricted stock units	2	1	2	—
Dilutive effect of 5.25% convertible notes	6	—	6	6
Adjusted weighted-average shares outstanding, diluted	711	740	722	762

NET INCOME PER SHARE:
Basic	$0.37	$0.02	$0.76	$0.45
Diluted	$0.37	$0.02	$0.75	$0.45

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	9	32	10	40
5.25% convertible notes	—	6	—	—

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

The Company evaluates its derivative volumes strictly from an “economic” standpoint and thus does not consider whether the derivatives have qualified or will qualify for hedge accounting.  The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting.  The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments.

For the three months ended September 30, 2013, the Company had fuel derivative instruments in place for 78 percent of its fuel consumption.  As of September 30, 2013, the Company had fuel derivative instruments in place to provide coverage for up to 48 percent of its remaining 2013 estimated fuel consumption, depending on where market prices settle during the fourth quarter. The following table provides information about the Company’s volume of fuel hedging for the years 2013 through 2017 on an “economic” basis considering current market prices:

	Fuel hedged as of
	September 30, 2013	Derivative underlying commodity type as of
Period (by year)	(gallons in millions)(a)	September 30, 2013
Remainder of 2013	208	Brent crude oil and Gulf Coast jet fuel
2014	671	WTI crude and Brent crude oil
2015	790	WTI crude and Brent crude oil
2016	977	Brent crude oil
2017	933	WTI crude and Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of September 30, 2013. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

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

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, during third quarter 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. The change in fair value of the Company's WTI derivative contracts during third quarter 2013 was an increase of $28 million, which resulted in a gain in the Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  The Company did not have any such situations occur during 2012 or during the nine months ended September 30, 2013.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.  The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$35	$—	$14	$—
Fuel derivative contracts (gross)	Other assets	114	355	2	16
Fuel derivative contracts (gross)	Other noncurrent liabilities	15	—	—	—
Interest rate derivative contracts	Other assets	22	31	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	87	126
Total derivatives designated as hedges		$186	$386	$103	$142
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$268	$375	$239	$327
Fuel derivative contracts (gross)	Other assets	64	233	118	351
Fuel derivative contracts (gross)	Accrued liabilities	2	10	5	60
Fuel derivative contracts (gross)	Other noncurrent liabilities	4	—	37	—
Total derivatives not designated as hedges		$338	$618	$399	$738
Total derivatives		$524	$1,004	$502	$880

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2013	2012
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	33	89
Receivable from third parties for fuel contracts - current	Accounts and other receivables	43	—
Receivable from third parties for fuel contracts - noncurrent	Other assets	14	54
Prepaid settlements for fuel contracts - current	Prepaid expenses and other current assets	—	15

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

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At September 30, 2013, and December 31, 2012, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company's and its counterparty's credit ratings. The Company has also elected to present its interest rate swap agreement cash collateral utilizing a net presentation. As of September 30, 2013, $32 million had been provided to one counterparty associated with interest rate derivatives based on the Company's outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, $1 million had been provided to one counterparty at September 30, 2013, as a result of the outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at September 30, 2013, were assets to the Company.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2013				December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$303	$(253)	$50	(a)	$375	$(327)	$48	(a)
Fuel derivative contracts	Other assets	$178	$(120)	$58		$588	$(367)	$221
Fuel derivative contracts	Accrued liabilities	$2	$(2)	$—		$10	$(10)	$—
Fuel derivative contracts	Other noncurrent liabilities	$19	$(19)	$—		$—	$—	$—
Interest rate derivative contracts	Other assets	$22	$—	$22		$31	$—	$31
(a) Amounts included in Prepaid expenses and other current assets.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2013			December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$253	$(253)	$—	$327	$(327)	$—
Fuel derivative contracts	Other assets	$120	$(120)	$—	$367	$(367)	$—
Fuel derivative contracts	Accrued liabilities	$5	$(2)	$3	$60	$(10)	$50
Fuel derivative contracts	Other noncurrent liabilities	$37	$(19)	$18	$—	$—	$—
Interest rate derivative contracts	Other noncurrent liabilities	$87	$(33)	$54	$126	$(89)	$37

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 7.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$(105)	*	$(167)	*	$24	*	$25	*	$15	$4
Interest rate derivatives	2	*	7	*	4	*	4	*	—	—
Total	$(103)		$(160)		$28		$29		$15	$4
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$113	*	$(24)	*	$88	*	$76	*	$27	$44
Interest rate derivatives	(12)	*	18	*	14	*	13	*	(1)	—
Total	$101		$(6)		$102		$89		$26	$44
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$(93)	$(32)	Other (gains) losses, net

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$(122)	$(200)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2013 and 2012 of $22 million and $15 million, respectively, and the nine months ended September 30, 2013 and 2012 of $39 million and $33 million, respectively.  These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties.  Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2013, were approximately $15 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2013.  In addition, as of September 30, 2013, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $69 million, net of taxes.  These net gains were recognized during the three months ended September 30, 2013 and prior periods, and are reflected in Retained earnings as of September 30, 2013, but the underlying derivative instruments will not expire/settle until fourth quarter 2013 or future periods.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  At September 30, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2013, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$19	$23	$12	$(3)	$17	$10	$9	$87
Cash collateral held (by) CP	—	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(340) to (740)(d)	(100) to (500)(d)	N/A	N/A	(250) to (650) (d)	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150)(e)	N/A	(50) to (250) or >(650)(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(40) to (340) or >(740)	(50) to (100) or >(500)	>(50)	>(75)	(50) to (250) or >(650)	>(50)
Cash is received from CP	>75	>150	>175(c)	>125(c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(340) to (740)(d)	(100) to (500) (d)	N/A	N/A	(250) to (650) (d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (300) or >(700)	(0) to (100) or >(500)	(b)	(b)	(0) to (250) or >(650)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP as collateral	(300) to (700)	(100) to (500)	N/A	N/A	(250) to (650)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of September 30, 2013.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of September 30, 2013.

6.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,
(in millions)	2013	2012
NET INCOME	$259	$16
Unrealized gain on fuel derivative instruments, net of deferred taxes of $76 and $120	129	192
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $2 and ($2)	2	(3)
Other, net of deferred taxes of $2 and $3	3	6
Total other comprehensive income	$134	$195
COMPREHENSIVE INCOME	$393	$211

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine months ended September 30,
(in millions)	2013	2012
NET INCOME	$542	$343
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($16) and $63	(25)	100
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $16 and ($3)	26	(5)
Other, net of deferred taxes of $6 and $2	4	4
Total other comprehensive income	$5	$99
COMPREHENSIVE INCOME	$547	$442

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2013:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2013	$(349)	$(70)	$26	$(3)	$148	(248)
Changes in fair value	168	(3)	—	5	(64)	106
Reclassification to earnings	37	7	—	—	(16)	28
Balance at September 30, 2013	$(144)	$(66)	$26	$2	$68	$(114)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(103)	$(108)	$26	$(8)	$74	$(119)
Changes in fair value	(181)	20	—	10	54	(97)
Reclassification to earnings	140	22	—	—	(60)	102
Balance at September 30, 2013	$(144)	$(66)	$26	$2	$68	$(114)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2013:

Three months ended September 30, 2013
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$37	Fuel and oil expense
	$13	Less: Tax Expense
	$24	Net of tax
Unrealized gain on interest rate derivative instruments	$7	Interest expense
	$3	Less: Tax Expense
	$4	Net of tax

Total reclassifications for the period	$28	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Nine months ended September 30, 2013
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$140	Fuel and oil expense
	$52	Less: Tax Expense
	$88	Net of tax
Unrealized gain on interest rate derivative instruments	$22	Interest expense
	$8	Less: Tax Expense
	$14	Net of tax

Total reclassifications for the period	$102	Net of tax

7.    SUPPLEMENTAL FINANCIAL INFORMATION

	September 30,	December 31,
(in millions)	2013	2012
Fuel derivative contracts	$58	$221
Interest rate derivative contracts	22	31
Receivable from third parties for fuel contracts - noncurrent	14	54
Intangible assets	123	138
Non-current investments	44	41
Other	157	148
Other assets	$418	$633

	September 30,	December 31,
(in millions)	2013	2012
Retirement plans	$173	$135
Aircraft rentals	171	139
Vacation pay	286	270
Health	62	70
Fuel derivative contracts	3	50
Workers compensation	158	159
Accrued taxes	116	67
Other	203	212
Accrued liabilities	$1,172	$1,102

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30,	December 31,
(in millions)	2013	2012
Postretirement obligation	$169	$148
Non-current lease-related obligations	312	376
Airport construction obligation	420	331
Other deferred compensation	153	141
Fuel derivative contracts	18	—
Interest rate derivative contracts	54	37
Other	72	91
Other non-current liabilities	$1,198	$1,124

For further details on fuel derivative and interest rate derivative contracts, see Note 5.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

8.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta. The first converted B717 was delivered to Delta during late September 2013, and a total of 16 B717s are expected to be delivered to Delta by the end of 2013. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month. A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company's operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company's modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or its acquisition of used 737s.

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates. In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 78 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately five years to approximately 11 years. The lease terms for the eight B717s that are owned by the Company are for a period of seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of these two aircraft will be accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

9.    COMMITMENTS AND CONTINGENCIES

Commitments
The Company signed a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility.  As provided in the MOA, the Company and the City negotiated an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project will consist of a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the Company will receive a monthly credit for the capital cost portions of the international terminal, from the date of initial occupancy of the terminal until expiration of the Lease.  Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. At any time after the completion of the project, the City may buy out the Company’s investment in the international terminal for the then-unamortized cost of the project. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company will record an asset within Ground property and equipment in the unaudited Condensed Consolidated Balance Sheet, and will account for these expenditures as part of capital expenditures within Investing activities in the unaudited Condensed Consolidated Statement of Cash Flows. The amounts recorded for third quarter 2013 were not material.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement (“PDA”) with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, and 11 new gates and new concessions opened in April 2013. Another new gate opened in July 2013, and full completion of the project is scheduled for second half 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

It is currently expected that the total construction costs associated with the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are helping to fund portions of the LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of September 30, 2013, the Company had recorded LFMP construction costs of $415 million classified as an asset within Ground property and equipment and $420 million classified as a liability within Other non-current liabilities in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded for the three and nine months ended September 30, 2013, associated with the LFMP project was $3 million and $6 million, respectively. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges.

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

As of September 30, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities.  The majority of the Company’s short-term investments consist of instruments classified as Level 1.  However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets.  Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

All of the Company’s auction rate security instruments, totaling $39 million (net) at September 30, 2013, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning during first quarter 2008, the auction events for these remaining instruments failed, and have continued to fail through the current period.  Therefore, the Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis.  The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the London Interbank Offered Rate (“LIBOR”) or the issuer’s net loan rate, and a counterparty credit spread.  To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

In association with its estimate of fair value related to auction rate security instruments as of September 30, 2013, the Company has previously recorded a temporary unrealized decline in fair value of $11 million, with an offsetting entry to AOCI.  The Company continues to believe that this decline in fair value is due entirely to market liquidity issues, because the underlying assets for the majority of these auction rate securities held by the Company are currently rated investment grade by Moody’s, Standard and Poor’s, and Fitch and are almost entirely backed by the U.S. Government. The range of maturities for the Company’s auction rate securities are from 5 years to 34 years. Considering the relative insignificance of these securities in comparison to the Company’s liquid assets and other sources of liquidity, the Company has no current intention of selling these securities nor does it expect to be required to sell these securities before a recovery in their cost basis.  At the time of the first failed auctions during first quarter 2008, the Company held a total of $463 million in auction rate securities and, since that time, has been able to sell $413 million of these instruments at par value.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013, and December 31, 2012:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,107	$1,107	$—	$—
Commercial paper	215	—	215	—
Certificates of deposit	11	—	11	—
Short-term investments:
Treasury bills	1,760	1,760	—	—
Certificates of deposit	235	—	235	—
Noncurrent investments (b)
Auction rate securities	39	—	—	39
Interest rate derivatives (see Note 5)	22	—	22	—
Fuel derivatives:
Swap contracts (c)	46	—	46	—
Option contracts (c)	435	—	—	435
Option contracts (d)	20	—	—	20
Other available-for-sale securities	58	53	—	5
Total assets	$3,948	$2,920	$529	$499
Liabilities
Fuel derivatives:
Swap contracts (c)	(38)	—	(38)	—
Option contracts (c)	(335)	—	—	(335)
Option contracts (d)	(41)	—	—	(41)
Interest rate derivatives (see Note 5)	(87)	—	(87)	—
Deferred compensation	(149)	(149)	—	—
Total liabilities	$(650)	$(149)	$(125)	$(376)

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

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2013, or the year ended December 31, 2012.  The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at June 30, 2013	$(76)		$36		$5	$(35)
Total gains (realized or unrealized)
Included in earnings	62		—		—	62
Included in other comprehensive income	155		3		—	158
Purchases	26	(a)	—		—	26
Sales	(88)	(a)	—		—	(88)
Settlements	—		—		—	—
Balance at September 30, 2013	$79		$39	(b)	$5	$123
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$58		$—		$—	$58
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2012	$219		$36		$5	$260
Total gains or (losses) (realized or unrealized)
Included in earnings	73		—		—	73
Included in other comprehensive income	(190)		3		—	(187)
Purchases	301	(a)	—		—	301
Sales	(371)	(a)	—		—	(371)
Settlements	47		—		—	47
Balance at September 30, 2013	$79		$39	(b)	$5	$123
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$92		$—		$—	$92
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at September 30, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2013	11-26%
			2014	14-28%
			2015	14-22%
			2016	14-20%
			2017	14-17%
Auction rate securities	Discounted cash flow	Time to principal recovery		5-8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations.  Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net.  See Note 5 for further information on hedging.  Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses and were immaterial for the three and nine months ended September 30, 2013 and 2012.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2013, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2.  Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	359	364	Level 2
5.75% Notes due 2016	322	353	Level 2
5.25% Convertible Senior Notes due 2016	115	153	Level 2
5.125% Notes due 2017	324	353	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	55	52	Level 2
French Credit Agreements due 2018 - 1.12%	51	51	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	31	32	Level 3
Term Loan Agreement due 2019 - 6.315%	218	221	Level 3
Term Loan Agreement due 2019 - 6.84%	85	91	Level 3
Term Loan Agreement due 2020 - 5.223%	422	396	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	348	343	Level 3
Pass Through Certificates due 2022 - 6.24%	371	423	Level 2
7.375% Debentures due 2027	137	149	Level 2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2013 and 2012 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2013	2012	Change
Revenue passengers carried	27,015,866	28,318,779	(4.6)%
Enplaned passengers	33,792,804	34,913,698	(3.2)%
Revenue passenger miles (RPMs) (000s)(1)	27,009,604	27,162,606	(0.6)%
Available seat miles (ASMs) (000s)(2)	33,425,087	33,080,233	1.0%
Load factor(3)	80.8%	82.1%	(1.3)	pts
Average length of passenger haul (miles)	1,000	959	4.3%
Average aircraft stage length (miles)	708	697	1.6%
Trips flown	332,991	347,346	(4.1)%
Average passenger fare	159.39	143.24	11.3%
Passenger revenue yield per RPM (cents)(4)	15.94	14.93	6.8%
Operating revenue per ASM (cents)(5)	13.60	13.02	4.5%
Passenger revenue per ASM (cents)(6)	12.88	12.26	5.1%
Operating expenses per ASM (cents)(7)	12.43	12.87	(3.4)%
Operating expenses per ASM, excluding fuel (cents)	8.09	8.25	(1.9)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.88	8.16	(3.4)%
Fuel costs per gallon, including fuel tax	3.10	3.19	(2.8)%
Fuel costs per gallon, including fuel tax, economic	3.06	3.16	(3.2)%
Fuel consumed, in gallons (millions)	466	478	(2.5)%
Active fulltime equivalent Employees	45,148	46,048	(2.0)%
Aircraft in service at period-end(8)	683	692	(1.3)%

	Nine months ended September 30,
	2013	2012	Change
Revenue passengers carried	81,180,167	82,738,949	(1.9)%
Enplaned passengers	100,036,208	101,278,271	(1.2)%
Revenue passenger miles (RPMs) (000s)(1)	78,695,853	78,053,971	0.8%
Available seat miles (ASMs) (000s)(2)	98,457,754	96,943,715	1.6%
Load factor(3)	79.9%	80.5%	(0.6)	pts
Average length of passenger haul (miles)	969	943	2.8%
Average aircraft stage length (miles)	703	694	1.3%
Trips flown	995,097	1,033,968	(3.8)%
Average passenger fare	154.28	146.90	5.0%
Passenger revenue yield per RPM (cents)(4)	15.91	15.57	2.2%
Operating revenue per ASM (cents)(5)	13.48	13.32	1.2%
Passenger revenue per ASM (cents)(6)	12.72	12.54	1.4%
Operating expenses per ASM (cents)(7)	12.57	12.77	(1.6)%
Operating expenses per ASM, excluding fuel (cents)	8.11	8.01	1.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.95	7.90	0.6%
Fuel costs per gallon, including fuel tax	3.19	3.27	(2.4)%
Fuel costs per gallon, including fuel tax, economic	3.13	3.27	(4.3)%
Fuel consumed, in gallons (millions)	1,376	1,404	(2.0)%
Active fulltime equivalent Employees	45,148	46,048	(2.0)%
Aircraft in service at period-end(8)	683	692	(1.3)%

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
(8) Includes leased aircraft and excludes aircraft that are not available for service or are held in storage, for sale, or for return to the lessor.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2013	2012	Change	2013	2012	Change
Fuel and oil expense, unhedged	$1,435	$1,503		$4,282	$4,526
Add: Fuel hedge losses included in Fuel and oil expense	15	25		114	89
Fuel and oil expense, as reported	$1,450	$1,528		$4,396	$4,615
Deduct: Net impact from fuel contracts	(21)	(12)		(71)	(2)
Fuel and oil expense, non-GAAP	$1,429	$1,516	(5.7)	$4,325	$4,613	(6.2)

Total operating expenses, as reported	$4,155	$4,258		$12,378	$12,383
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(17)	4		(10)	(8)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(4)	(16)		(61)	6
Deduct: Acquisition and integration costs	(28)	(145)		(66)	(168)
Total operating expenses, non-GAAP	$4,106	$4,101	0.1	$12,241	$12,213	0.2

Operating income, as reported	$390	$51		$893	$532
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	17	(4)		10	8
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	4	16		61	(6)
Add: Acquisition and integration costs	28	145		66	168
Operating income, non-GAAP	$439	$208	111.1	$1,030	$702	46.7

Net income, as reported	$259	$16		$542	$343
Deduct: Mark-to-market impact from fuel contracts settling in future periods	(76)	(37)		(112)	(193)
Add: Ineffectiveness from fuel hedges settling in future periods	15	5		27	45
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	4	16		61	(6)
Add: Income tax impact of fuel contracts	22	10		10	60
Add: Acquisition and integration costs, net (a)	17	87		41	103
Net income, non-GAAP	$241	$97	148.5	$569	$352	61.6

Net income per share, diluted, as reported	$0.37	$0.02		$0.75	$0.45
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	(0.05)	(0.01)		(0.02)	(0.13)
Add: Impact of special items, net (a)	0.02	0.12		0.06	0.14
Net income per share, diluted, non-GAAP	$0.34	$0.13	161.5	$0.79	$0.46	71.7

Operating expenses per ASM (cents)	12.43	12.87		12.57	12.77
Deduct: Fuel expense divided by ASMs	(4.34)	(4.62)		(4.46)	(4.76)
Deduct: Impact of special items	(0.08)	(0.44)		(0.07)	(0.17)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.01	7.81	2.6	8.04	7.84	2.6
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

Material Changes in Results of Operations

Overview

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2013 and 2012 as follows:

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2013	2012	Percent Change	2013	2012	Percent Change
Operating income	$390	$51	n.a.	$893	$532	67.9
Net income	$259	$16	n.a.	$542	$343	58.0
Net income per share, diluted	$0.37	$0.02	n.a.	$0.75	$0.45	66.7

Non-GAAP
Operating income	$439	$208	111.1	$1,030	$702	46.7
Net income	$241	$97	148.5	$569	$352	61.6
Net income per share, diluted	$0.34	$0.13	161.5	$0.79	$0.46	71.7

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The Company's GAAP results for both the three and nine months ended September 30, 2013 and 2012 were significantly impacted by the non-cash adjustments recorded as a result of the Company's portfolio of derivative contracts utilized to hedge jet fuel price volatility, as well as acquisition and integration costs associated with the Company's 2011 acquisition of AirTran. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. Excluding the impact of these items, the Company's non-GAAP net income increased 148.5 percent to a third quarter Company record of $241 million, compared to the same prior year period. Also, on a non-GAAP basis, for the nine months ended September 30, 2013, the Company's net income increased 61.6 percent compared to the same prior year period. Both of these significant increases were primarily due to a combination of higher passenger revenues and lower fuel costs.
The Company continued to make progress in third quarter 2013 on its five major strategic initiatives, which include:

1.	The complete integration of AirTran into Southwest's operations by the end of 2014;

2.	The continued growth of Southwest's Rapid Rewards® frequent flyer program;

3.	The continued addition of the Boeing 737-800, a larger aircraft, within the Company's fleet;

4.	The modernization of the Company's entire fleet to produce both better revenue and cost efficiencies; and

5.	The design and building of a new reservations system and international capabilities.

With respect to the AirTran integration initiative, the Company estimates it achieved approximately $116 million in net, pre-tax, synergies during third quarter 2013, and continues to advance towards its goal of producing approximately $400 million in total annualized net, pre-tax, synergies from the AirTran acquisition by the end of 2013. The net synergies realized during third quarter included the substantial financial benefits associated with the connection of the Southwest and AirTran networks, which was completed in second quarter 2013.
Additionally, during third quarter 2013, Flight Attendants from AirTran Airways, represented by the Association of Flight Attendants-CWA (AFA), voted to ratify a new collective-bargaining agreement with the Company. The collective-bargaining agreement became amendable in May 2013. This agreement will apply to the AirTran Flight Attendants until they transition to Southwest.

With respect to its integration efforts, the Company is making progress on optimizing its operations in Atlanta. The Company is in the process of transitioning Atlanta into a point-to-point operation, similar to other large Southwest cities, which is expected to enable efficiencies related to the scheduling of aircraft, flight crews, and ground staff. Also during third quarter 2013, the Company completed conversion of one additional AirTran city, Grand Rapids, Michigan, to the Southwest network.
During third quarter 2013, the Company took delivery of three new 737-800 aircraft from Boeing and placed one into service. The remaining two 737-800 aircraft were placed into service in early October 2013. The 737-800 aircraft provides both improved unit costs and operational flexibility for the Company. As of September 30, 2013, the Company's active fleet included 44 737-800s, all of which have been placed in service over the last 18 months.
During third quarter of 2013, the Company also continued to modernize its fleet through (i) the retrofit of an additional 64 Southwest 737-300 aircraft with the Company's Evolve interior, completing the Company's multi-year Evolve program, which included, in total, retrofitting 372 Southwest 737-700 and 78 Southwest 737-300 aircraft, (ii) the retirement of four 737-500s from the Company's fleet, (iii) the Company's delivery of the first 717-200 as a part of the lease/sublease agreements with Delta, and (iv) the transition of another 11 AirTran 717-200 aircraft out of active service in preparation for transition to Delta. The Company also converted two AirTran 737-700s to the Southwest livery during the third quarter of 2013 and expects to transition another five of AirTran's 737-700s in fourth quarter 2013.
At the current time, the Company plans to continue its route network and schedule optimization efforts, but does not intend to grow its overall fleet size for 2013 or 2014. During the remainder of 2013, the Company currently expects to receive an additional six new 737-800 aircraft from Boeing and to retire some of its older 737-300 and 737-500 aircraft. For the full year 2013, the Company currently expects to remove from service 18 AirTran 717-200 aircraft and deliver 16 of these aircraft to Delta. See Note 8 to the unaudited Condensed Consolidated Financial Statements.
The Company currently expects both fourth quarter and full year 2013 ASMs to increase two percent compared to the same periods of 2012, primarily as a result of larger gauge aircraft. For 2014, the Company currently plans to keep its capacity in line with 2013 as it continues to optimize its network and execute on its strategic plan.
The Company continues to return significant value to its Shareholders. During third quarter 2013, the Company executed an agreement to repurchase approximately $150 million of its own shares through an accelerated share repurchase program (the "Third Quarter ASR Program"). The Third Quarter ASR Program is in addition to the accelerated share repurchase program announced and completed in second quarter 2013 for approximately $251 million, or approximately 18 million shares. As of September 30, 2013, total share repurchases during the first nine months of 2013 totaled approximately $501 million, or approximately 38 million shares. Since August 2011, the Company's Board of Directors has authorized total share repurchases of $1.5 billion, of which approximately $1.1 billion, or approximately 111 million shares, has been completed in the aggregate as of September 30, 2013. See Part II. Item 2 for further information on the Company's share repurchase authorizations. In addition, during third quarter 2013, the Company's Board of Directors declared a quarterly common stock dividend of $.04 per share. On an annualized basis, this dividend amount provides an approximate $100 million return to Shareholders.
Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

Operating Revenues

Operating revenues for third quarter 2013 increased by $236 million, or 5.5 percent, compared to third quarter 2012. The majority of the increase was due to a $249 million, or 6.1 percent, increase in Passenger revenues. The increase in Passenger revenues was primarily due to higher passenger yields as a result of increased average fares, partially offset by a 1.3 point decrease in the Company's load factor, compared to third quarter 2012. As of October 24, 2013, the Company estimated the recent government shutdown impacted October revenues by approximately $20 million from the reduction in government-related travel. Current holiday bookings for the fourth quarter, however, are strong, and as a result, the Company currently expects a solid year-over-year growth in unit revenue for the November and December combined period.

On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure.  If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be forfeited, and the remaining reservation will be canceled. The policy applies to reservations made or changed on or after Friday, May 10, 2013, for travel on or after Friday, September 13, 2013. This policy does not apply to military fares, senior fares, or travel during certain irregular operations, including severe weather conditions. The No Show policy will not impact Customers who simply cancel a Wanna Get Away® or DING!® fare at least ten minutes prior to scheduled departure; in this case, Customers may reuse their funds toward future travel on Southwest, without a change fee, as they have always done. Customers who are traveling on a fully refundable itinerary that does not contain a Wanna Get Away or DING! fare will continue to have the option of either requesting a refund or holding funds for future travel. Based on the Company's revenue recognition policy, revenue will be recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. The impact of this change on Passenger revenues for third quarter 2013 was not material, and the Company is unable to estimate the impact of this change in policy on future Passenger revenues at the current time.
Freight revenues for third quarter 2013 increased by $2 million, or 5.1 percent, compared to third quarter 2012, primarily due to an increase in shipments versus third quarter 2012. Other revenues for third quarter 2013 decreased by $15 million, or 7.0 percent, compared to third quarter 2012, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers that purchase travel on AirTran through southwest.com. The Company currently expects this trend to continue as the integration process moves forward, and intends to have a consistent product offering upon full integration of AirTran. Based on current trends, the Company expects fourth quarter 2013 Freight and Other revenues will decrease from fourth quarter 2012.

Operating expenses

Operating expenses for third quarter 2013 decreased by $103 million, or 2.4 percent, compared to third quarter 2012, while capacity increased 1.0 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. However, third quarter 2013 was affected by a significant decrease in Acquisition and integration expenses that was not driven by capacity. The following table presents the Company's Operating expenses per ASM for the third quarters of 2013 and 2012, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Three months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.81	¢	3.59	¢	0.22 ¢	6.1%
Fuel and oil	4.34		4.62		(0.28)	(6.1)
Maintenance materials and repairs	0.81		0.91		(0.10)	(11.0)
Aircraft rentals	0.28		0.28		—	—
Landing fees and other rentals	0.87		0.84		0.03	3.6
Depreciation and amortization	0.66		0.65		0.01	1.5
Acquisition and integration	0.08		0.44		(0.36)	(81.8)
Other operating expenses	1.58		1.54		0.04	2.6
Total	12.43	¢	12.87	¢	(0.44)¢	(3.4)%

On a dollar basis, Operating expenses decreased 2.4 percent for third quarter 2013 compared to third quarter 2012, and decreased 3.4 percent on a per ASM (unit cost) basis. Both decreases were primarily due to lower fuel costs and reduced Acquisition and integration expenses. On a non-GAAP basis, the Company's third quarter 2013 Operating expenses per ASM, excluding fuel and special items, increased 2.6 percent compared to third quarter 2012, primarily due to higher Salaries, wages, and benefits expenses, the majority of which was attributable to higher profitsharing expense due to significantly higher profits in third quarter 2013. Based on current cost trends and anticipated benefits from its fleet modernization efforts, the Company expects fourth quarter 2013 unit costs, excluding fuel, special items, and profitsharing, to be in line with fourth quarter 2012's 8.15 cents. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for third quarter 2013 increased by $82 million, or 6.9 percent, compared to third quarter 2012. Salaries, wages, and benefits expense per ASM for third quarter 2013 increased 6.1 percent compared to third quarter 2012. On both a dollar and a per ASM basis, approximately 50 percent of the increase was a result of higher profitsharing expense due to significantly higher profits in third quarter 2013, approximately 30 percent was related to higher benefits expense due to an increase in medical costs, and approximately 20 percent was the result of higher wage rates for a large portion of the Company's workforce compared to third quarter 2012.  The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as Acquisition and integration costs. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM, excluding profitsharing, in fourth quarter 2013 to increase slightly from fourth quarter 2012's Salaries, wages, and benefits expense per ASM, excluding profitsharing.

Fuel and oil expense for third quarter 2013 decreased by $78 million, or 5.1 percent, compared to third quarter 2012. On a per ASM basis, third quarter 2013 Fuel and oil expense decreased 6.1 percent versus third quarter 2012. Excluding the impact of hedging in both periods, both the nominal dollar and unit cost decreases were attributable to a lower fuel cost per gallon and to better efficiency. Approximately 60 percent of the dollar change was attributable to a lower fuel cost per gallon, and approximately 40 percent was related to better fuel efficiency. The Company's average economic jet fuel cost per gallon, including fuel tax, decreased 3.2 percent on a year-over-year basis, from $3.16 in third quarter 2012 to $3.06 in third quarter 2013. In addition, fuel gallons consumed decreased 2.5 percent compared to third quarter 2012, while year-over-year capacity increased 1.0 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic (737-300s and 737-500s) aircraft with new Next Generation 737-700 and 737-800 aircraft. As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $15 million in third quarter 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $25 million recognized in Fuel and oil expense in third quarter 2012. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $6 million received from counterparties in third quarter 2013 versus $13 million paid to counterparties in third quarter 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

As of October 21, 2013, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI/Brent crude-equivalent price levels
2014	Approx. 20%
2015	Approx. 30%
2016	Approx. 35%
2017	Approx. 50%

As a result of applying hedge accounting in prior periods, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2013, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at September 30, 2013	Amount of gains (losses) deferred in AOCI at September 30, 2013 (net of tax)
Remainder of 2013	$11	$(23)
2014	43	9
2015	22	(58)
2016	42	(13)
2017	(31)	(5)
Total	$87	$(90)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for fourth quarter 2013 and full year 2013 jet fuel prices at different crude oil assumptions as of October 21, 2013, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	4Q 2013 (2)	Full Year 2013
$85	$2.40 - $2.45	$2.95 - $3.00
$95	$2.70 - $2.75	$3.00 - $3.05
Current Market (1)	$3.05 - $3.10	$3.10 - $3.15
$115	$3.25 - $3.30	$3.15 - $3.20
$125	$3.50 - $3.55	$3.25 - $3.30
Estimated Premium Costs (3)	$22 million	$71 million

(1) Brent crude oil average market prices as of October 21, 2013, were approximately $109 per barrel for both fourth quarter 2013 and full year 2013.

(2) The Company has up to 48 percent of its fourth quarter 2013 estimated fuel consumption covered by fuel derivative contracts with approximately 12 percent at varying Brent crude oil-equivalent prices, beginning at $135 per barrel; and approximately 36 percent at Gulf Coast jet fuel-equivalent prices beginning at $3.10 per gallon.  The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of October 21, 2013.

(3) Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for third quarter 2013 decreased by $29 million, or 9.7 percent, compared to third quarter 2012. On a per ASM basis, Maintenance materials and repairs expense for third quarter 2013 decreased 11.0 percent compared to third quarter 2012. On both a dollar and a per ASM basis, approximately 55 percent of the decrease was attributable to lower costs associated with the Company's Evolve retrofit program, as the Company retrofitted fewer aircraft with Evolve during third quarter 2013 versus third quarter 2012. The remainder of the decrease was attributable to lower engine expense as a result of fewer third quarter 2013 engine repairs associated with the

Company's 737-300 and 737-500 fleet as the Company continues to retire these older aircraft, and lower expense associated with the Company's 717-200 fleet, as these aircraft have begun to transition out of service. See Note 8 for further information. The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2013 to experience a significant decrease compared to fourth quarter 2012 based on currently scheduled aircraft maintenance events due to the completion of the Evolve retrofit program and lower engine expense as a result of fewer scheduled engine repairs, including the impact of 717-200s transitioning out of the fleet.

Aircraft rentals expense for third quarter 2013 was flat compared to third quarter 2012 on both a dollar and a per ASM basis. The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2013 to be comparable to fourth quarter 2012.

Landing fees and other rentals expense for third quarter 2013 increased by $12 million, or 4.3 percent, compared to third quarter 2012. On a per ASM basis, Landing fees and other rentals expense increased 3.6 percent compared to third quarter 2012. The majority of these increases were due to higher rental rates charged by several airports over the last 12 months, a portion of which was due to additional space occupied by the Company in some locations, and a portion of which was attributable to higher airport debt service costs passed through to the airlines in certain cities. The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2013 to increase compared to fourth quarter 2012.

Depreciation and amortization expense for third quarter 2013 increased by $4 million, or 1.8 percent, compared to third quarter 2012. On a per ASM basis, Depreciation and amortization expense increased 1.5 percent compared to third quarter 2012. Both increases were primarily due to depreciation associated with large software projects that have been placed into service over the past 12 months. For fourth quarter 2013, the Company currently expects Depreciation and amortization expense per ASM to increase compared to third quarter 2013.

For third quarter 2013, the Company incurred $28 million of Acquisition and integration costs related to the integration of AirTran compared to $145 million in third quarter 2012. The decrease was primarily due to charges taken in third quarter 2012 associated with the Company's lease and sublease of AirTran's Boeing 717-200 fleet. The third quarter 2013 costs primarily consisted of a lease contract termination, Employee training, technology integration projects, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for third quarter 2013 increased by $23 million, or 4.5 percent, compared to third quarter 2012. On a per ASM basis compared to third quarter 2012, Other operating expenses increased 2.6 percent. Approximately half of these increases were the result of increased Customer usage of WiFi onboard the Company's aircraft, and approximately half of these increases were the result of higher consulting and contract programming expenses, net of capitalized costs. For fourth quarter 2013, the Company currently expects Other operating expenses per ASM to increase as compared to fourth quarter 2012.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for third quarter 2013 was flat compared to third quarter 2012. For fourth quarter 2013, the Company expects interest expense to be comparable to fourth quarter 2012.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$(76)	$(37)
Ineffectiveness from fuel hedges settling in future periods	15	5
Realized ineffectiveness and mark-to-market (gains) or losses	(17)	4
Premium cost of fuel contracts	22	15
Other	(3)	3
	$(59)	$(10)

Income Taxes

The Company's effective tax rate was approximately 38.2 percent in third quarter 2013, compared to 51.5 percent in third quarter 2012. The higher rate in third quarter 2012 was due to the impact of a slight increase in the Company’s full year 2012 expected tax rate on the Company’s relatively low net income for third quarter 2012. The Company currently projects a full year 2013 effective tax rate of approximately 38 to 40 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

Operating Revenues

Operating revenues for the nine months ended September 30, 2013, increased by $356 million, or 2.8 percent, compared to the first nine months of 2012. The majority of the increase was due to a $370 million, or 3.0 percent, increase in Passenger revenues. The increase in Passenger revenues was primarily attributable to a 2.2 percent increase in passenger yields coupled with a 1.6 percent increase in capacity. The Company's load factor for the nine months ended September 30, 2013, decreased slightly compared to the first nine months of 2012.

Freight revenues for the nine months ended September 30, 2013, increased by $5 million, or 4.2 percent, compared to the first nine months of 2012, primarily due to an increase in shipments compared to the prior year. Other revenues for the nine months ended September 30, 2013, decreased by $19 million, or 3.0 percent, compared to the first nine months of 2012, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers that purchase travel on AirTran through southwest.com.

Operating expenses

Operating expenses for the nine months ended September 30, 2013, were relatively flat compared to the first nine months of 2012, while capacity increased 1.6 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. However, the first nine months of 2013 was affected by a significant decrease in Acquisition and integration expenses that was not driven by capacity. The following table presents the Company's Operating expenses per ASM for the first nine months of 2013 and 2012, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Nine months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.81	¢	3.67	¢	0.14 ¢	3.8%
Fuel and oil	4.46		4.76		(0.30)	(6.3)
Maintenance materials and repairs	0.85		0.89		(0.04)	(4.5)
Aircraft rentals	0.28		0.28		—	—
Landing fees and other rentals	0.86		0.82		0.04	4.9
Depreciation and amortization	0.65		0.64		0.01	1.6
Acquisition and integration	0.07		0.17		(0.10)	(58.8)
Other operating expenses	1.59		1.54		0.05	3.2
Total	12.57	¢	12.77	¢	(0.20)¢	(1.6)%

On a dollar basis, Operating expenses were relatively flat for the first nine months of 2013 compared to the first nine months of 2012. Operating expenses per ASM (unit costs) for the first nine months of 2013 decreased 1.6 percent compared to the first nine months of 2012, primarily due to a decrease in Fuel and oil expense and a decrease in Acquisition and integration expenses. On a non-GAAP basis, the Company's Operating expenses per ASM for the first nine months of 2013, excluding fuel and special items, increased 2.6 percent compared to the first nine months of 2012, primarily due to higher Salaries, wages, and benefits expenses. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the nine months ended September 30, 2013, increased by $199 million, or 5.6 percent, compared to the nine months ended September 30, 2012. Salaries, wages, and benefits expense per ASM for the first nine months of 2013 increased 3.8 percent compared to the first nine months of 2012. Approximately half of these increases were a result of higher wage rates for a large portion of the Company's workforce, and approximately half were a result of higher contributions to Employee retirement plans, including profitsharing and 401(k) matching contributions.

Fuel and oil expense for the nine months ended September 30, 2013, decreased by $219 million, or 4.7 percent, compared to the nine months ended September 30, 2012. On a per ASM basis, for the first nine months of 2013, Fuel and oil expense decreased 6.3 percent versus the first nine months of 2012. Excluding the impact of hedging in both periods, both the nominal dollar and unit cost decreases were attributable to a lower fuel cost per gallon and to better efficiency. Approximately 70 percent of the dollar change was attributable to a lower fuel cost per gallon, and approximately 30 percent was related to better fuel efficiency. The Company's average economic jet fuel cost per gallon, including fuel tax, decreased 4.3 percent on a year-over-year basis, from $3.27 during the nine months ended September 30, 2012, to $3.13 during the nine months ended September 30, 2013. In addition, fuel gallons consumed decreased 2.0 percent compared to the nine months ended September 30, 2012, while year-over-year capacity increased 1.6 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic (737-300s and 737-500s) aircraft with new Next Generation 737-700 and 737-800 aircraft added into service during the last 12 months. As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $114 million during the nine months ended September 30, 2013, in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $89 million recognized in Fuel and oil expense in the nine months ended September 30, 2012. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $44 million paid to counterparties in the first nine months of 2013, versus $87 million paid to counterparties in the first nine months of 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the nine months ended September 30, 2013, decreased by $20 million, or 2.3 percent, compared to the nine months ended September 30, 2012. On a per ASM basis, for the first nine months of 2013, Maintenance materials and repairs expense decreased 4.5 percent versus the first nine months of 2012. These decreases were primarily attributable to lower engine expense as a result of fewer engine repairs associated with the Company's 737-300 and 737-500 fleet as the Company continues to retire these older aircraft, and lower expense associated with the Company's 717-200 fleet, as these aircraft have begun to transition out of service. See Note 8 for further information.

Aircraft rentals expense for the nine months ended September 30, 2013, increased by $7 million, or 2.6 percent, compared to the nine months ended September 30, 2012, primarily due to expense associated with five Boeing 737-800 aircraft received in the latter part of second quarter 2012 that are accounted for as operating leases. On a per ASM basis, compared to the nine months ended September 30, 2012, Aircraft rentals expense in the first nine months of 2013 was relatively flat.

Landing fees and other rentals expense for the nine months ended September 30, 2013, increased by $57 million, or 7.2 percent, compared to the nine months ended September 30, 2012. On a per ASM basis, Landing fees and other rentals expense increased 4.9 percent compared to the nine months ended September 30, 2012. The majority of these increases were due to higher rental rates charged by several airports over the last 12 months, a portion of which is due to additional space occupied by the Company in some locations, and a portion of which is attributable to higher airport debt service costs passed through to the airlines in certain cities.

Depreciation and amortization expense for the nine months ended September 30, 2013, increased by $23 million, or 3.7 percent, compared to the nine months ended September 30, 2012. On a per ASM basis, Depreciation and amortization expense increased 1.6 percent compared to the nine months ended September 30, 2012. Both increases were primarily due to depreciation associated with large software projects that have been placed into service over the past 12 months. Aircraft depreciation was relatively flat year-over-year, as an increase in expense associated with the purchase of new aircraft was offset by a decline in expense from the retirement of older owned 737-300 and 737-500 aircraft.

For the nine months ended September 30, 2013, the Company incurred $66 million of Acquisition and integration costs related to the integration of AirTran compared to $168 million for the nine months ended September 30, 2012. The decrease was primarily due to charges taken in third quarter 2012 associated with the Company's lease and sublease of AirTran's Boeing 717-200 fleet. The 2013 costs primarily consisted of a lease contract termination, Employee training, technology integration projects, and facility integration expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Other operating expenses for the nine months ended September 30, 2013, increased by $50 million, or 3.3 percent, compared to the nine months ended September 30, 2012, and increased 3.2 percent on a per ASM basis compared to the nine months ended September 30, 2012. Approximately half of these increases were the result of increased Customer usage of WiFi onboard the Company's aircraft, and approximately half of these increases were the result of higher consulting and contract programming expenses, net of capitalized costs.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for the nine months ended September 30, 2013, decreased by $15 million, or 13.4 percent, compared to the nine months ended September 30, 2012, primarily due to the repayment of $385 million of 6.5% notes in March 2012.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$(112)	$(193)
Ineffectiveness from fuel hedges settling in future periods	27	45
Realized ineffectiveness and mark-to-market (gains) or losses	(10)	(8)
Premium cost of fuel contracts	39	33
Other	(2)	4
	$(58)	$(119)

Income Taxes

The Company's effective tax rate was approximately 38.1 percent for the first nine months of 2013, compared to 38.8 percent for the first nine months of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities was $428 million for the three months ended September 30, 2013, compared to $464 million provided by operating activities in the same prior year period. For the nine months ended September 30, 2013, net cash provided by operating activities was $2.2 billion, compared to $1.8 billion provided by operating activities in the first nine months of 2012. The operating cash flows for the nine months ended September 30, 2013, were largely impacted by the Company's results of operations (as adjusted for noncash depreciation and amortization expense), changes in Air traffic liability, and Accounts payable and accrued liabilities.  For the nine months ended September 30, 2013, in addition to the Company's significantly higher net income (as adjusted for noncash depreciation and amortization expense), there was an $811 million increase in Air traffic liability, as a result of bookings for future travel and higher sales of points to business partners in the Company's frequent flyer program, and a net $185 million increase in cash flows associated with higher balances in Accounts payable and accrued liabilities due to timing of payments.  For the nine months ended September 30, 2012, there was a $688 million increase in Air traffic liability, as a result of bookings for future travel and a net $114 million increase in cash flows associated with higher balances in Accounts payable and accrued liabilities due to timing of payments. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives and hedging activities. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, and provide working capital.

Net cash used in investing activities during the three months ended September 30, 2013, totaled $359 million, versus $277 million used in investing activities in the same prior year period. For the nine months ended September 30, 2013, net cash used in investing activities was $1.1 billion, compared to $644 million used in the same prior year period. Investing activities in both years included payments for new aircraft delivered to the Company and progress payments for future aircraft deliveries, as well as changes in the balance of the Company's short-term investments and noncurrent investments. During the nine months ended September 30, 2013, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $135 million, versus a net cash inflow of $305 million during the same prior year period.

Net cash used in financing activities during the three months ended September 30, 2013, was $225 million, compared to $102 million used in financing activities for the same prior year period. For the nine months ended September 30, 2013, net cash used in financing activities was $838 million, compared to $850 million used in the same prior year period. During the nine months ended September 30, 2013, the Company repaid $267 million in debt and capital lease obligations and repurchased approximately $501 million of its outstanding common stock through a share repurchase program. During the nine months ended September 30, 2012, the Company repaid $517 million in debt and capital lease obligations that came due and repurchased approximately $325 million of its outstanding common stock through a share repurchase program.

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

The Company has access to a $1 billion unsecured revolving credit facility expiring in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing.  At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the nine months ended September 30, 2013, the Company purchased 12 new 737-800 aircraft from Boeing, retired from service ten of its older 737-300 and 737-500 aircraft and one of its 737-700 aircraft, and removed 12 of its 717-200 aircraft from active service. In addition, the Company also leased two 737-700 aircraft from a third party that were placed into service during third quarter 2013. During third quarter 2013, the Company entered into an agreement to lease two pre-owned 737-700 aircraft from a third party for delivery in 2014. As of October 23, 2013, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

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
(3) Includes 12 737-800s and two leased 737-700s delivered and placed into active service as of October 23, 2013.

The Company's financial commitments associated with the firm orders in the above aircraft table are as follows: $162 million remaining in 2013, $1.1 billion in 2014, $1.3 billion in 2015, $1.2 billion in 2016, $1.2 billion in 2017, and $7.0 billion thereafter.

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

The following table details information on the active aircraft in the Company's fleet that were in service as of September 30, 2013:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	12	76	8	68
737-300	137 or 143	20	123	76	47
737-500	122	22	15	9	6
737-700	137 or 143	9	425	378	47
737-800	175	1	44	39	5
TOTALS			683	510	173

The Company expects to incur no more than $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which approximately $391 million has been recorded through September 30, 2013. These costs have been, and are expected to continue to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.3 billion as of September 30, 2013, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future integration expenditures. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. On May 16, 2012, the Company's Board of Directors increased the previous share repurchase authorization by $500 million to a total of $1.0 billion. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. In a privately negotiated transaction, during September 2013, the Company entered into an agreement with a third party financial institution to repurchase $150 million of its common shares under the Third Quarter ASR Program utilizing cash on hand. On September 6, 2013, pursuant to the Third Quarter ASR Program agreement, the Company advanced the $150 million to the financial institution and received approximately 11.5 million shares, which was recorded as a treasury share purchase for purposes of calculating earnings per share. The specific number of shares that the Company ultimately will repurchase under the Third Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in fourth quarter 2013. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution. As of September 30, 2013, the Company's cumulative purchases under all Board-authorized repurchases since the August 2011 authorization have totaled approximately 111 million shares for approximately $1.1 billion of the $1.5 billion in total authorized by the Board.

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
demand for the Company's services and the impact of economic conditions, fuel prices and availability, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) on the Company's business decisions, plans, and strategies;

•	the Company's ability to effectively integrate AirTran and realize the expected synergies and other benefits from the acquisition;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company's dependence on third parties with respect to certain of its initiatives, in particular its fleet plans;

•	actual or potential disruptions in the air traffic control system;

•	the impact of governmental action related to the Company's operations; and

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 5 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments.  At September 30, 2013, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was an asset of $87 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company.  At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  As of September 30, 2013, the Company had eight counterparties with which the derivatives held were a net asset, totaling $100 million, and three counterparties with which the derivatives held were a net liability, totaling a net $13 million liability.  To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty.  However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company.  At September 30, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating.  The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2013, no cash deposits, letters of credit, and/or aircraft collateral were provided by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2013, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $475 million in cash collateral, post $171 million in aircraft collateral, and post $5 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of West Texas intermediate crude oil ("WTI"). The Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2013, and all future changes in fair value of such instruments will continue to be recorded directly to earnings in future periods. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the Company holds WTI-based derivatives, changes in the fair value of these positions will continue to create income statement volatility and may not provide complete protection against jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately six to twelve months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, for further information about market risk, and Note 5 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (“Delta”) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The Court has not yet ruled on the class certification motion, and further briefing has been scheduled.  The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed.  On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, and on the same day the plaintiffs filed a supplemental brief on class certification.  Thereafter, plaintiffs raised additional electronic discovery disputes with Delta, and the Court suspended the summary judgment briefing while an expert examined Delta's discovery.  On September 25, 2013, the Court entered an order which ended the expert's work and resumed briefing on summary judgment and class certification.  Under the current schedule, the motions for summary judgment and for class certification are to be fully briefed by January 15, 2014.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)		(b)	(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number		Average	as part of publicly	may yet be purchased
	of shares		price paid	announced plans	under the plans
Period	purchased		per share	or programs	or programs
July 1, 2013 through July 31, 2013	—		$—	—	$524,515,838
August 1, 2013 through August 31, 2013	—		$—	—	$524,515,838
September 1, 2013 through September 30, 2013	11,459,129	(2)	$13.09	11,459,129	$374,515,838
Total	11,459,129			11,459,129

(1)
In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock.  Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended.  On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization.  On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million to a total of $1.0 billion.  On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
During September 2013, under the Third Quarter ASR Program, the Company paid $150 million and received an initial delivery of 11,459,129 shares. The specific number of shares that the Company ultimately will repurchase under the Third Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in fourth quarter 2013. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

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

10.1	Supplemental Agreement No. 84 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan. (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

October 30, 2013	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 84 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan. (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.