Form 10-K
period 2013-12-31
SOUTHWEST AIRLINES CO
filed 2014-02-04
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,088,020,821 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 28, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on January 30, 2014: 701,991,465 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 14, 2014, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the “Company”) operates Southwest Airlines (“Southwest”) and AirTran Airways (“AirTran”), major passenger airlines that provide scheduled air transportation in the United States and near-international markets. For the 41st consecutive year, the Company was profitable, earning $754 million in net income.
Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Including the operations of both Southwest and AirTran, the Company ended 2013 serving 96 destinations in 41 states, the District of Columbia, the Commonwealth of Puerto Rico, and five near-international countries including Mexico (Cancun, Mexico City, and Cabo San Lucas), Jamaica (Montego Bay), The Bahamas (Nassau), Aruba (Oranjestad), and Dominican Republic (Punta Cana). At December 31, 2013, Southwest’s and AirTran’s combined active fleet consisted of 680 aircraft, including 614 Boeing 737s and 66 Boeing 717s. The Company reached a major milestone in 2013 by completing the connection of the Southwest and AirTran networks. Customers can now fly between any of the combined 96 Southwest and AirTran destinations on a single itinerary.
In 2013, Southwest added service to two new states (Maine and Kansas) and ten new U.S. cities: Branson, Missouri; Charlotte, North Carolina; Flint, Michigan; Rochester, New York; Portland, Maine; Wichita, Kansas; Grand Rapids, Michigan; Memphis, Tennessee; Pensacola, Florida; and Richmond, Virginia. The addition of the new Southwest service establishes a Southwest presence in all domestic cities in Southwest’s and AirTran’s combined network. In 2013, Southwest also commenced service to San Juan, Puerto Rico, Southwest’s first scheduled service outside of the continental United States. As part of its network optimization efforts, the Company has announced its plans to cease Southwest operations in Branson, Missouri; Key West, Florida; and Jackson, Mississippi beginning in June 2014. Based on the most recent data available from the U.S. Department of Transportation, as of September 30, 2013, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
During fourth quarter 2013 the Company took steps to supplement its existing service at New York LaGuardia Airport by acquiring 12 takeoff and landing slots (for six roundtrip flights) at LaGuardia (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports). The acquired slots were divested by AMR Corporation, the parent company of American Airlines, Inc., as part of its merger with US Airways Group, Inc. Also in connection with the divestiture, the Company gained ownership through the purchase of ten takeoff and landing slots (for five roundtrip flights) at LaGuardia that it previously operated under a lease from American. The Company plans to supplement its existing Southwest service utilizing these newly acquired slots at LaGuardia beginning in May 2014. In January 2014, the Company was notified of its winning bid to acquire 54 takeoff and landing slots (for 27 roundtrip flights) at Washington Reagan National Airport, which must be divested in connection with the merger between American and US Airways. The acquisition of these slots, which is subject to final approval of the Department of Justice and customary written agreements, will supplement the Company's existing service at Washington Reagan.
While AirTran continues to service certain domestic cities and all of the Company’s international markets, the Company has announced plans to convert AirTran’s remaining domestic and international service into Southwest service by the end of 2014.

Southwest principally provides point-to-point, rather than hub-and-spoke, service. This has enabled it to maximize the use of key assets, including aircraft, gates, and Employees, and has also facilitated its ability to provide its markets with frequent, conveniently timed flights and low fares. Point-to-point service is discussed in more detail below under “Company Operations - Route Structure.” AirTran has historically provided hub-and-spoke, rather than point-to-point, service, with approximately half of AirTran’s flights historically originating or terminating in Atlanta, Georgia. As part of its integration efforts, the Company has begun optimizing its operations in many AirTran cities, primarily by transitioning Atlanta to a point-to-point operation, which is enabling efficiencies related to the scheduling of aircraft, flight crews, and ground staff.
Industry
The airline industry has historically been an extremely volatile industry subject to numerous challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as acts of terrorism (for example, 9/11), poor weather, and natural disasters. In addition, in recent years the industry has been significantly affected by an uncertain economy, high and volatile fuel prices, and government sequestration and shutdown. These factors have contributed to unpredictable demand for air travel and related cost and pricing challenges. Reflecting the numerous industry challenges, from 2001 through 2012 total financial losses for the U.S. airline industry exceeded $50 billion. As a result, many U.S. airlines have ceased operations or reorganized through bankruptcy.
Although the U.S. economy has experienced a moderate recovery since emerging from a recession in 2009 and the U.S. airline industry has showed measurable improvement during 2013, slow economic growth and lingering economic uncertainty have led to continued industry restraint with respect to overall capacity (number of available seats). Although some U.S. air carriers, including Southwest, experienced modest year-over-year increases in capacity during 2013, overall domestic airline industry capacity in 2013 remained below pre-recession levels. Leaner flight schedules over the past several years, along with industry consolidation, have contributed to improvements in industry load factors (percentage of seats filled by fare-paying passengers) and yields (revenue production per passenger mile).
Company Operations
Route Structure
General
Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct non-stop routing than hub-and-spoke service. For 2013, approximately 72 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 693 miles, with an average duration of approximately 1.9 hours. For 2012, approximately 72 percent of Southwest’s Customers flew non-stop, and Southwest’s average aircraft trip stage length was 678 miles, with an average duration of approximately 1.9 hours.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 25 weekday roundtrips from Dallas Love Field to Houston Hobby, 11 weekday roundtrips from Phoenix to Las Vegas, 12 weekday roundtrips from Burbank to Oakland, and 12 weekday roundtrips from Los Angeles International to Oakland. Southwest complements these high-frequency shorthaul routes with longhaul non-stop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, and Houston and New York LaGuardia. As of December 31, 2013, Southwest served 524 non-stop city pairs.
Unlike Southwest, AirTran has historically operated largely through a hub-and-spoke network system, with approximately half of its flights historically originating or terminating at Hartsfield-Jackson Atlanta International Airport. As part of its integration efforts, the Company has begun optimizing its operations in many AirTran cities, primarily by transitioning Atlanta to a point-to-point operation, which is enabling efficiencies related to the scheduling of aircraft, flight crews, and ground staff.

International Service
Southwest does not currently provide international service; however, in April 2013, the Company began converting AirTran service to San Juan, Puerto Rico, into Southwest service, Southwest’s first scheduled service outside of the continental United States. In connection with launching this service, Southwest obtained the necessary FAA approvals to conduct operations, under certain circumstances, outside of the continental United States.
In addition to service to San Juan, Puerto Rico, AirTran also currently provides service to seven destinations in five near-international countries including Mexico (Cancun, Mexico City, and Cabo San Lucas), Jamaica (Montego Bay), The Bahamas (Nassau), Aruba (Oranjestad), and Dominican Republic (Punta Cana). The Company expects to convert AirTran’s service to those seven international markets into Southwest service by the end of 2014.
In January 2014, the Company began selling its first international itineraries to be flown by Southwest aircraft and announced plans to begin Southwest service to Jamaica (Montego Bay), The Bahamas (Nassau), and Aruba (Oranjestad) beginning July 1, 2014. The Company expects to launch Southwest international service to Mexico (Cancun, Mexico City, and Cabo San Lucas) and Dominican Republic (Punta Cana) by the end of 2014.
As part of the Company's near-international service efforts, the Company has agreed with the City of Houston (“City”) to expand the City's existing William P. Hobby airport facility. Pursuant to the agreement, the Company and the City have entered into an Airport Use and Lease Agreement to control the execution of this expansion and its financial terms. This project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport’s Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Construction is expected to begin in 2014. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
The Company’s 2013 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $212 million. The remainder of the Company’s 2013 operating revenues, approximately $17.5 billion, were attributable to domestic operations. The Company’s 2012 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $159 million. The remainder of the Company’s 2012 operating revenues, approximately $16.9 billion, were attributable to domestic operations. The Company’s tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore, the Company’s assets are not allocated to a geographic area. For a discussion of the risks related to the Company’s foreign operations, see “Risk Factors - The Company’s operations may be adversely affected by its expansion into non-U.S. jurisdictions and the related increase in laws to which it is subject.”
Cost Structure
General
A key component of the Company’s business strategy has historically been its low-cost structure, which was designed to allow Southwest to profitably charge low fares. Adjusted for stage length, Southwest has lower unit costs, on average, than the vast majority of major domestic carriers. The Company’s low-cost structure has historically been facilitated by Southwest’s use of a single aircraft type, the Boeing 737, an operationally efficient point-to-point route structure, and highly productive Employees. Southwest’s use of a single aircraft type has allowed for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines’ hub airports, which has enabled Southwest to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).
The Company believes that its fleet modernization initiatives, as well as the continued addition of the larger Boeing 737-800 to the Southwest fleet, will have a favorable impact on the Company’s unit costs. These strategic initiatives are discussed in more detail below under “Operating Strategies and Initiatives - Fleet Modernization” and “Operating Strategies and Initiatives - Continued Incorporation of the Larger Boeing 737-800 into the Southwest Fleet.”
Impact of Fuel Costs on the Company’s Low-Cost Structure
In 2013, the Company again experienced significant Fuel and oil expense as fuel prices, although lower than levels reached in 2012, remained at high levels. In addition, for the ninth consecutive year, Fuel and oil expense represented the Company’s largest or second largest cost and was the Company’s largest cost for the third consecutive year. The table below shows the Company’s average cost of jet fuel and oil over the past eleven years and during each quarter of 2013.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
2013	$5,763	$3.16	35.1%
First Quarter 2013	$1,457	$3.36	36.3%
Second Quarter 2013	$1,489	$3.11	35.4%
Third Quarter 2013	$1,450	$3.10	34.9%
Fourth Quarter 2013	$1,367	$3.08	33.8%
The Company enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address not only fuel price increases, but also fuel price volatility and hedge collateral requirements. Although jet fuel prices were less volatile in 2013 than in some previous years, they remain at high levels and continue to be subject to extreme volatility based on a variety of factors. In addition, the cost of hedging has increased in recent years with current sustained high jet fuel prices and the potential for volatility in the fuel market. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.
Fare Structure
Southwest
Southwest offers a relatively simple fare structure that features competitive, unrestricted, unlimited, everyday coach fares, as well as lower fares available on a restricted basis. Southwest bundles fares into three major categories: “Wanna Get Away®,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer.

•	“Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are nonrefundable but, subject to compliance with Southwest’s No Show policy, funds may be applied to future travel on Southwest. As discussed below under “Operating Strategies and Initiatives - Ancillary Services and Fees,” during 2013, Southwest implemented a No Show policy associated with Wanna Get Away tickets that are not canceled or changed at least ten minutes prior to a flight’s scheduled departure.

•
“Anytime” fares are refundable and changeable, and funds may also be applied toward future travel on Southwest. Anytime fares also include a higher frequent flyer point multiplier under Southwest’s Rapid Rewards® frequent flyer program than do Wanna Get Away fares.

•
“Business Select” fares are refundable and changeable, and funds may be applied toward future travel on Southwest. Business Select fares also include additional perks such as priority boarding, a higher frequent flyer point multiplier than other Southwest fares (including twice as many points per dollar spent as compared to Wanna Get Away fares), priority security and ticket counter access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

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
Websites
Southwest.com and AirTran.com
The Company’s Internet website, southwest.com®, is the only avenue for Southwest Customers to purchase and manage travel online. Any part of a Customer’s trip can be planned directly from the southwest.com home page. Southwest.com is designed to help make the Customer's experience personal and intuitive with features such as recognizing the Customer's location to provide relevant deals, remembering recent searches to make it easy to get to trips of interest, and shopping cart functionality allowing Customers to purchase air, hotel, and car all at once. Southwest.com highlights points of differentiation between Southwest and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online. In addition, southwest.com and swabiz.com (the Company’s business travel reservation web page) are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Additionally, as discussed further below under "Other Initiatives - Mobile Website and Mobile Boarding Passes," Southwest offers Customers a mobile website and apps to provide Customers the ability to transact with Southwest anytime they have access to their mobile device.
The Internet is also an integral part of AirTran’s distribution network. In addition to being user-friendly and simple, AirTran’s website is designed to sell tickets efficiently. AirTran.com allows Customers to easily book and manage their travel, including the ability to retrieve and change future flight reservations, make seat selections, and check in online. As part of the Company's network connectivity efforts, Customers can now book AirTran flights on southwest.com, including itineraries that include both an AirTran and Southwest flight.
During 2013, southwest.com and airtran.com together accounted for approximately 80 percent of all of the Company’s bookings. In addition, for the year ended December 31, 2013, approximately 84 percent of the Company’s Passenger revenues came through its websites (including revenues from SWABIZ®).
Operating Strategies and Initiatives
During 2013, the Company continued to focus on five strategic initiatives: (i) the integration of Southwest’s and AirTran’s network and operations, (ii) fleet modernization, (iii) the continued incorporation of the larger Boeing 737-800 aircraft into the Southwest fleet, (iv) international capabilities and new reservation system, and (v) the continued growth of Southwest's Rapid Rewards frequent flyer program. In addition to the Company’s five strategic initiatives, the Company has continued to design, implement, and manage other initiatives to increase revenues, improve cost controls, and attract and retain Customers.
Strategic Initiatives
Integration of Southwest’s and AirTran’s Network and Operations
The Company remains on track with its plan to fully integrate Southwest’s and AirTran’s network and operations by the end of 2014. During 2013, the Company continued the process of integrating AirTran into its operations and accomplished the following key integration milestones:

•
The Company fully deployed connecting capabilities between the Southwest and AirTran networks allowing Customers of both Southwest and AirTran to book connecting itineraries between the two carriers. Customers can now fly between any of the combined 96 Southwest and AirTran destinations on a single itinerary.

•
The Company continued to transfer AirTran Employees to Southwest. As of December 31, 2013, approximately 65 percent of AirTran Employees had been converted to Southwest Employees. The transfer of all remaining AirTran Employees, including flight crews and dispatchers whose transition is aligned with aircraft conversion, is scheduled for 2014.

•
The Company continued to further optimize its route network by, among other things, transitioning AirTran’s operations at Hartsfield-Jackson Atlanta International Airport to a point-to-point operation, which is expected to enable efficiencies related to the scheduling of aircraft, flight crews, and ground staff.

•
The Company continued to convert AirTran 737-700 aircraft to the Southwest livery. As of December 31, 2013, 17 out of a total of 52 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft. The Company expects to convert the remaining 35 AirTran 737-700 aircraft during 2014 in conjunction with the expected conversion of AirTran’s seven international markets.

•	The Company continued its schedule optimization efforts by further coordinating Southwest and AirTran flight schedules.

•
The Company significantly grew the Southwest network by converting AirTran service to Southwest service in several new markets. The Company has established a Southwest presence in all domestic cities in Southwest’s and AirTran’s combined network.

•
The Company continued its progress towards integrating Southwest’s and AirTran’s unionized workforce. AirTran’s Flight Attendants, represented by the Association of Flight Attendants-CWA (“AFA”), voted to ratify a new collective-bargaining agreement with the Company. The collective-bargaining agreement became amendable in May 2013. This new agreement will apply to the AirTran Flight Attendants until they transition to Southwest. All AirTran Flight Attendants are expected to be moved to Southwest by the end of 2014.

Fleet Modernization
As discussed below, the Company has multiple efforts underway to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient and that also have a greater range. The Company expects its longterm fleet modernization plan to provide substantial flexibility to manage its fleet needs in a variety of economic conditions. The Company’s future aircraft delivery schedule is set forth in more detail under “Properties - Aircraft.”
The Boeing 737 MAX. The Company is scheduled to be the launch customer for the new Boeing 737 MAX aircraft, which is designed to be more fuel efficient and environmentally friendly than the Company’s current Boeing aircraft. The Company has placed firm orders for 170 of the Boeing 737 MAX 8 aircraft and expects to begin to take delivery in 2017. Additionally, in 2013 the Company placed a firm order for 30 of the Boeing 737 MAX 7 aircraft and expects to begin to take delivery in 2019. The Company also has options to purchase an additional 191 Boeing 737 MAX aircraft during the period from 2021 through 2027. The Company believes the 737 MAX will (i) have the lowest operating unit costs in the single-aisle segment and (ii) benefit the Company with an engine/airframe combination that is uniquely designed to optimize operating performance of the Company’s fleet.

The Boeing Next-Generation 737. The Company has also expanded its orders for the Boeing Next-Generation 737 aircraft. From 2012 through 2013, the Company purchased 45 Boeing Next-Generation 737-800 aircraft and leased, from third parties, seven Boeing 737-800 aircraft and two Boeing 737-700 aircraft. Including the 737 MAX firm orders described above, the Company has overall total firm orders with Boeing of 308 aircraft for 2014 through 2024. Additionally, for 2014 and 2015, combined, the Company has agreed to purchase, as of January 22, 2014, 15 pre-owned 737-700 aircraft from third parties and has agreed to lease two 737-700 aircraft from a third party. The orders and leases are intended to predominately serve as replacement aircraft in the Company’s fleet as it retires older 737-300 and 737-500 aircraft and transitions the 717-200 aircraft out of the Company’s fleet. The Company also has options with Boeing to purchase an additional 36 Boeing 737 Next-Generation aircraft during the period from 2016 through 2018.
Southwest Cabin Refresh. During 2013 the Company completed the retrofit of Southwest’s 737-700 fleet with an updated cabin interior. Evolve: The New Southwest Experience is intended to enhance Customer comfort, personal space, and the overall travel experience, while improving fleet efficiency and being environmentally responsible. The cabin refresh features recyclable carpet, a brighter color-scheme, and more durable, eco-friendly, and comfortable seats that weigh less than the prior seats. By maximizing the space inside the plane, Evolve allows for the added benefit of six additional seats on each retrofitted aircraft, along with more climate-friendly and cost-effective materials. The Company also retrofitted 78 of its 737-300 aircraft with Evolve in 2013. In addition to the 737-700 and 737-300 retrofits, the 737-800 aircraft entering the Company’s fleet also feature the Evolve interior. The 17 AirTran 737-700 aircraft that had been converted to Southwest livery as of December 31, 2013, have received the new Evolve interior, and the remaining 35 AirTran 737-700 aircraft are scheduled to receive the new Evolve interior at the time of conversion to the Southwest fleet.
Transition of Boeing 717 Aircraft. Pursuant to an agreement with Delta Air Lines, Inc. and Boeing Capital Corp., during 2013 the Company began leasing or subleasing AirTran’s 88 Boeing 717-200 aircraft to Delta. Deliveries to Delta began in September 2013 and are expected to continue at the rate of approximately three aircraft per month. As of December 31, 2013, 22 of AirTran’s Boeing 717-200 aircraft had been removed from service and 13 had been delivered to Delta. From a fleet management perspective, this transition allows the Company to minimize the impact of this transaction on operations, as the Boeing 717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company’s extension of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) deliveries from Boeing of new 737 aircraft or deliveries of used 737 aircraft from other sources. Transitioning the Boeing 717 fleet to Delta avoids added complexity to the Company’s operations, as the Company has historically operated an all-Boeing 737 fleet. Replacement of the Boeing 717 aircraft capacity with Boeing 737 capacity provides revenue opportunities with more seats per aircraft, while costing approximately the same amount to fly on a per-trip basis as the smaller Boeing 717 aircraft.
Continued Incorporation of the Larger Boeing 737-800 into the Southwest Fleet
To further support its fleet modernization efforts, during 2013, the Company continued to incorporate the Boeing 737-800 into the Southwest fleet. The 737-800’s all coach seating configuration of 175 offers significantly more Customer seating capacity than Southwest’s other aircraft. In addition to the 737-800’s added seating capacity, its configuration includes The Boeing Company’s Sky Interior, which features a quieter cabin, improved operational security features, and LED reading and ceiling lighting. In addition, the domestic airline industry has experienced a decline in shorthaul flying since 2000, and the 737-800 allows the Company to adjust its route network to allow for more longhaul flying. The Company expects the 737-800 will continue to enable it to (i) more economically serve longhaul routes; (ii) improve scheduling flexibility and more economically serve high-demand, slot-controlled, and gate-restricted airports by adding seats to such markets without increasing the number of flights; and (iii) boost fuel efficiency to reduce overall unit costs. Additionally, the Company expects the 737-800 will enable Southwest to profitably expand to new destinations, including extended routes over water, and potentially fly to more distant markets such as Hawaii, Alaska, Canada, Mexico, the Caribbean, and other near-international locations. The Company has taken delivery of 52 Boeing 737-800 aircraft from 2012 through 2013 and currently expects to take delivery of an additional 33 and 19 Boeing 737-800s during 2014 and 2015, respectively. The Company’s fleet composition and delivery schedule is discussed in more detail below under “Properties - Aircraft.”

International Capabilities and New Reservation System
In January 2014, the Company launched an international reservation system and began selling its inaugural international daily nonstop service to be flown by Southwest aircraft beginning July 1, 2014, to Jamaica (Montego Bay), The Bahamas (Nassau), and Aruba (Oranjestad). In this first phase of the Company’s international conversion plan, AirTran will continue service between Atlanta and Nassau and between Chicago Midway and Montego Bay, as well as flights to/from Cancun, Mexico City, and Cabo San Lucas, Mexico, and Punta Cana, Dominican Republic. The Company expects to complete the launch of Southwest service to Mexico (Cancun, Mexico City, and Cabo San Lucas) and Dominican Republic (Punta Cana), AirTran’s remaining four international destinations, by the end of 2014. The Company worked with Amadeus IT Group to implement Amadeus’ Altea reservations solution to support the Company’s international service.
The Company also intends to replace Southwest’s existing domestic reservation system with a comprehensive system that would provide Southwest with the ability to serve both domestic and international markets. The Company is currently in the planning stages of this multi-year project, and intends to select the vendor in the first half of 2014.
Continued Growth of Southwest’s Rapid Rewards Frequent Flyer Program
In March 2011, Southwest launched its current Rapid Rewards frequent flyer program, under which members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during the most recent 24 months.
Under the program, members continue to accumulate points until the time they decide to redeem them. As a result, the program provides members significant flexibility and options for earning and redeeming rewards. For example, members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including many fare sales) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Rapid Rewards Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retail locations), as well as by using Southwest’s co-branded Chase® Visa credit card. In addition, holders of Southwest’s co-branded Chase Visa credit card are able to redeem their points for items other than travel on Southwest, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points.
Southwest’s Rapid Rewards frequent flyer program also features enhanced A-List and Companion Pass programs for the most active members and includes “A-List Preferred” status. Both A-List and A-List Preferred Members enjoy benefits such as “Fly By®” priority checkin and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Rapid Rewards Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). “A-List” or “A-List Preferred” Customers are automatically checked in for their flight in advance of departure. Rapid Rewards Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited free roundtrip travel for one year to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight.
Southwest’s Rapid Rewards frequent flyer program has been designed to drive more revenue by (i) bringing in new Customers, including new Rapid Rewards Members, as well as new holders of Southwest’s co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships. To date, the program has exceeded the Company’s expectations with respect to the number of frequent flyer members added, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by program members.
AirTran’s A+ Rewards frequent flyer program currently offers a number of ways to earn free travel, including bonus earnings for Business Class travel. A+ Rewards members currently can earn a credit for each one-way trip flown or 1.5 credits for one-way Business Class travel. A+ Rewards credits currently can also be earned for purchases made with an AirTran Airways A+ Visa card or an AirTran A+ Rewards Chase Visa credit card, qualifying car rentals from Hertz, for purchases from other A+ Rewards partners, and in conjunction with marketing promotions that AirTran may run from time to time. A+ Rewards members currently may purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster.
The Company has enabled Customers to transfer their loyalty rewards between the Southwest and AirTran frequent flyer programs. As a result, members have the benefit of the entire combined network for redemption.
For the Company’s 2013 consolidated results, Customers of Southwest and AirTran redeemed approximately 5.4 million flight awards, accounting for approximately 9.5 percent of revenue passenger miles flown. For the Company’s 2012 consolidated results, Customers of Southwest and AirTran redeemed approximately 4.5 million flight awards, accounting for approximately 9.0 percent of revenue passenger miles flown. For the Company’s 2011 consolidated results, which include AirTran results from May 2, 2011, through December 31, 2011, Customers of Southwest and AirTran redeemed approximately 3.7 million flight awards, accounting for approximately 8.6 percent of revenue passenger miles flown. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Other Initiatives
Network Optimization and Revenue Management

The Company uses profitability management tools to manage capacity and route expansion though optimization of its flight schedule to, among other things, better match demand in certain markets. Using its profitability management tools, the Company continually adjusts the Southwest and AirTran networks through the addition of new markets and routes, the adjustment of frequencies in existing markets, and the exiting of certain unsustainable markets and redeployment of aircraft to other markets. For example, prior to 2013, in response to high fuel prices, the Company discontinued service in 15 AirTran destinations. As part of its network optimization efforts, the Company ceased service to Bermuda during 2013. The Company improved its operational network efficiency during 2013 by tightening its scheduled aircraft flying hours per day and turn times to better utilize available aircraft time during the peak flying hours of each day. These efforts contributed to higher yields, strong load factors, and improved revenues. As part of its continuing network optimization efforts, the Company has announced its plans to cease Southwest operations in Branson, Missouri; Key West, Florida; and Jackson, Mississippi beginning in June 2014. The Company believes the optimization and alignment of the Southwest and AirTran schedules and networks can continue to yield significant synergies and other benefits. Over the next several years, the Company also plans to develop new systems to support international service and improve revenue management capabilities.
Cost Containment
Over the last several years, the Company has undertaken a number of cost-containment projects for the purpose of preserving Southwest’s low-cost advantage and low-fare brand. These have included the fleet modernization and network optimization strategies discussed above. Among other things, fleet modernization has contributed to lower maintenance and repair expenses, and network optimization is enabling Employee scheduling efficiencies.
In addition, these cost-containment projects have included various fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all Boeing 737-700 and 737-800 aircraft in Southwest’s fleet and on a majority of Southwest’s 737-300 aircraft;

•	commitment to upgrade the Company’s 737-800 fleet during the 2014-2015 timeframe with newly designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of new engine start procedures to support the introduction of new single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	fuel planning initiatives to safely reduce loading of excess fuel;

•	Evolve cabin refresh as discussed in "Operating Strategies and Initiatives - Fleet Modernization;"

•	reduced aircraft engine idle speed while on the ground, which also increases engine life; and

•	galley refresh with dry goods weight reduction.
The Company has also taken significant steps towards Required Navigation Performance (“RNP”) operations which are intended to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, GPS (Global Positioning System) satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. Southwest began conducting GPS approach procedures during the first quarter of 2010, completed RNP training of nearly 6,000 pilots in November 2010, and commenced RNP procedures in revenue service in January 2011. By the end of 2013, Southwest had conducted close to 14,000 RNP approaches, including over 4,000 in 2013. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches has been slower than expected, with fuel efficient RNP approaches currently available at only 36 airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is sometimes not granted. Southwest continues to work with the FAA to develop more RNP approaches and to modify air traffic control rules to support greater utilization of RNP. As a result of the FAA’s recent lack of emphasis on continuing to implement this technology and the Company’s continued retirement of its older Classic (737-300/500) aircraft, the Company has decided not to equip its Classic aircraft with RNP capabilities.
Aggressive Promotion of the Company’s Points of Differentiation from its Competitors
During 2013, the Company continued to benefit from, and aggressively market, Southwest’s points of differentiation from its competitors. For example, Southwest continues to be the only major U.S. airline that does not impose additional fees for first and second checked bags. Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its “Bags Fly Free®” message. The Company believes its decision not to charge for first and second checked bags on Southwest, as reinforced by the Company’s related marketing campaign, has driven an increase in Southwest’s market share and a resulting net increase in revenues.
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
The Company also continues to promote all of the many other reasons to fly Southwest such as its low fares, network size, Customer Service, free live television offerings (discussed below under “Inflight WiFi and Entertainment”), and its Rapid Rewards frequent flyer program.

Business Traveler Amenities
Southwest offers several products that have been designed to attract business/full fare travelers.
Business Select. As discussed above, Southwest’s “Business Select” product includes perks such as priority boarding, a higher frequent flyer point multiplier than other Southwest fares (including twice as many points per dollar spent as compared to Wanna Get Away fares), priority ticket counter and security checkpoint access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).
Fly By® Priority Lanes. Southwest provides Fly By Priority Lane access for its Business Select Customers and Rapid Rewards A-List Members at many of its airports. Fly By Priority Lanes are priority access lanes located at select ticket counters and security checkpoints. The lanes allow Business Select Customers and Rapid Rewards A-List Members direct access to the front of the line at the ticket counter and/or security checkpoint. As of December 31, 2013, Fly By Priority Lane access was available at 68 airports.
SWABIZ. SWABIZ is Southwest’s business travel reservation web page. SWABIZ allows business travelers to plan, book, and purchase Ticketless Travel on Southwest and to efficiently obtain their lowest fares and maximum frequent flyer credit.
In addition, as discussed below under “Inflight WiFi and Entertainment,” Southwest has continued to install equipment on its fleet to provide access to WiFi connectivity and live television utilizing the Customer's mobile device.
AirTran currently offers Business Class on every flight; however the Company has stated it intends, upon full integration of AirTran, to have a consistent all-coach product offering.
Ancillary Services and Fees
During 2013, the Company continued to experience revenue benefits from service offerings such as Southwest’s EarlyBird Check-in® and Pets Are Welcome on Southwest (P.A.W.S.) products. EarlyBird Check-in provides Customers with automatic checkin so Customers are checked in 12 hours before general boarding positions become available, improving Customers' seat selection options. Customers can purchase EarlyBird Check-in for an additional $12.50 each way (priority boarding privileges are already included in the purchase of a Business Select fare and are a benefit of being an A-List frequent flyer - see “Southwest’s Rapid Rewards Frequent Flyer Program” above). Southwest’s P.A.W.S. offering allows Customers to bring a small cat or dog into the aircraft cabin for a $95 one-way fare. In 2013, as part of the Company’s network connectivity efforts, it began enabling Customers to book a small cat or dog into the aircraft cabin on domestic shared itineraries with AirTran. Southwest also charges an additional $50 per one-way trip for unaccompanied minor travel to address the administrative costs and the extra care necessary to safely transport these Customers. The Company also expects to continue to benefit from ancillary revenue opportunities created by Southwest’s Rapid Rewards frequent flyer program.
During January 2013, Southwest began selling open premium boarding positions systemwide at the gate for a $40 charge per flight. Southwest’s sale of open premium boarding positions at the gate provides another early boarding choice for its Customers in addition to Southwest’s “Business Select” product and EarlyBird Check-in. Also in 2013, as part of the Company’s network connectivity efforts, it began enabling Customers booking shared itineraries through AirTran channels to purchase these open premium boarding positions at the gate on Southwest-operated flights.
During second quarter 2013, Southwest announced its implementation of a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be forfeited, and the remaining reservation will be canceled. This policy does not apply to military fares, senior fares, or travel during certain irregular operations, including severe weather conditions. The No Show policy will not impact Customers who simply cancel a Wanna Get Away or DING! ® fare at least ten minutes prior to scheduled departure; in this case, Customers may reuse their funds toward future travel on Southwest, without a change fee, as they have always done. Customers who are traveling on a fully refundable itinerary that does not contain a Wanna Get Away or DING! fare will continue to have the option of either requesting a refund or holding funds for future travel. Southwest expects that the No Show policy will promote Customer behavior that will enable Southwest to re-sell the open seat prior to departure.

AirTran currently charges fees for checked baggage, carriage of pets, liquor sales, advance seat assignments, call center services, priority seat selection, special services such as the transportation of unaccompanied minors, and extension or transfer of A+ Miles Rewards (in addition to fees for the purchase of A+ Miles Rewards). The Company intends, upon full integration of AirTran, to have a consistent product offering.
Inflight WiFi and Entertainment
Southwest offers inflight satellite-based WiFi service on all of its 737-700 and 737-800 aircraft, representing over 75 percent of Southwest’s fleet. Southwest’s arrangement with its WiFi provider enables the Company to control the pricing of the WiFi service, which is currently $8 a day per device, including stops and connections. As discussed below in “Economic and Operational Regulation - Operational, Safety, and Health Regulation,” Southwest’s Customers are now able to use small portable electronic devices to utilize the airline’s onboard WiFi from gate-to-gate when travelling on a Southwest WiFi-equipped airplane. Southwest is currently the only carrier to offer gate-to-gate connectivity.
AirTran currently offers GoGo’s inflight internet connectivity on every Air Tran flight. Gogo establishes the charges for the service, which are based on flight length.
In 2013, Southwest continued to grow the onboard entertainment options on WiFi-equipped aircraft for viewing on Customers’ personal wireless devices. In July 2013, the Company joined with DISH Network to give Customers on WiFi-equipped aircraft free access to Southwest’s live and on-demand television product. In January 2014, the Company and DISH Network agreed to extend this promotion through the end of 2014. The television product currently consists of 17 live channels and up to 75 on-demand recorded episodes from popular television series.
Southwest also added movies-on-demand, which are currently priced at $5 per movie and, in December 2013, became the first airline to offer a Messaging-only option for $2 a day per device, including all stops and connections. Messaging is currently only available for Apple’s iMessage service, but is expected to expand in early 2014 to other messaging platforms.
Customers do not have to purchase WiFi to access television offerings, movies-on-demand, or the Messaging-only service.
Proactive Customer Communications
The Company’s Automated Outbound Messaging (“AOM”) service enables it to (i) proactively deliver customized automated voice, text, and e-mail messages to Southwest Customers when there has been a change in their flight status as a result of a cancellation or flight delay (of 30 minutes or more), as well as potential disruptions to Southwest’s scheduled service; and (ii) give Southwest Customers the option to connect to a Customer Representative or rebook online in the case of cancelled flights. Southwest Customers who book their travel on southwest.com have the option to receive these notifications via telephone (landline or mobile), SMS texting, or email. In addition to providing flight information to Southwest Customers using their preferred contact method, if applicable, the Company directs Southwest Customers to rebook their flights online via southwest.com/rebook. The AOM strategy is designed to increase proactive Customer outreach and accommodations, reduce inbound calls, improve contact center management, save costs, and provide a better overall experience.
Mobile Website and Mobile Boarding Passes
In 2013, Southwest introduced a new completely redesigned Southwest mobile website and app for iPhone and Android. Southwest added new features and functionality, and also updated the design and navigation to provide a more contextual and personalized online experience than the prior mobile website. With the redesigned mobile experience, Southwest began the rollout of its mobile boarding pass pilot launched during November 2013. The rollout began with single Passengers on nonstop and direct flights originating from Austin, Texas, and Southwest expects to continue the rollout of mobile boarding pass to other cities across its network throughout 2014.
Management Information Systems
The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. The Company has continued to invest in significant technology necessary to support several of its initiatives, including the implementation of connecting capabilities between the Southwest and AirTran reservation systems, Southwest’s Rapid Rewards frequent flyer program, enhanced southwest.com website, WiFi implementation, live television connectivity, and its introduction of the Boeing 737-800 aircraft into the Southwest fleet. In addition, the Company has added new reservation system technology to support Southwest's international itineraries and, in January 2014, began selling its first international itineraries to be flown by Southwest aircraft.
The Company intends to continue to devote significant technology resources towards, among other things, (i) continued improvement of its revenue management technical capabilities, (ii) replacement of Southwest's existing domestic reservation system with a comprehensive system that would provide Southwest with the ability to serve both domestic and international markets, and (iii) a new suite of operational tools that the Company expects will improve operational management.
Regulation
The airline industry is heavily regulated, especially by the federal government. Examples of regulations affecting the Company and/or the industry are discussed below.
Economic and Operational Regulation
Consumer Protection Regulation by the U.S. Department of Transportation
The U.S. Department of Transportation (the “DOT”) regulates aviation safety, as well as economic operating authority and consumer protection. The DOT may impose civil penalties on air carriers for violating its regulations.
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
The DOT’s consumer protection and enforcement activities relate to areas such as unfair and deceptive practices and unfair competition by air carriers, deceptive airline advertising (e.g., fare, ontime performance, schedule, and codesharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of race, religion, national origin, or sex.
Under the above-described authority, the DOT has adopted so-called “Passenger Protection Rules,” which address a wide variety of matters including tarmac delays, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. Under the Passenger Protection Rules, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) the assurance that no domestic flight will remain on the airport tarmac for more than three hours unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) the assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) the assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.
The Passenger Protection Rules also subject airlines to potential DOT enforcement action for unfair and deceptive practices in the event of chronically delayed flights (i.e., flights that operate at least 10 times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). In addition, airlines are required to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; (iv) provide information to passengers on how to file complaints; and (v) respond in a timely and substantive fashion to consumer complaints. Airlines that violate the Passenger Protection Rules are subject to potential fines of up to $27,500 per passenger, the maximum allowed for violating any aviation consumer rule.
The Passenger Protection Rules also require airlines to (i) pay up to $1,300 in denied boarding compensation to passengers bumped from flights; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.
The Passenger Protection Rules also require that (i) advertised airfares include all government-mandated taxes and fees; (ii) passengers be allowed to hold a reservation for up to 24 hours without making a payment; (iii) passengers be allowed to cancel a paid reservation without penalty for 24 hours after the reservation is made, as long as the reservation is made at least seven days in advance of travel; (iv) fares may not increase after purchase; (v) baggage fees must be disclosed to the passenger at the time of booking; (vi) the same baggage allowances and fees must apply throughout a passenger’s trip; (vii) baggage fees must be disclosed on e-ticket confirmations; and (viii) passengers must be promptly notified in the event of delays of more than 30 minutes or if there is a cancellation or diversion of their flight.
The DOT has announced its intention to further expand the Passenger Protection Rules, with particular focus on the public disclosure of airline-imposed ancillary fees for the sale of optional products and services. The DOT is reportedly considering, among other things, whether to require airlines to disclose and make such optional products and services available for purchase through all sales channels, including “global distributions systems,” that an airline uses to sell its flights rather than only through proprietary airline websites. The DOT’s proposed expansion of the Passenger Protection Rules is expected to be released in the first half of 2014. The Company is not able to predict the impact of such a requirement on its services, although the Company is likely to be affected to a lesser degree than most other airlines, which generally offer more ancillary products and services. The DOT has expressed its intent to aggressively investigate alleged violations of the Passenger Protection Rules.
The DOT has also proposed new rules that would require airlines to report more information to the DOT on the amount and types of ancillary fees collected from passengers, as well as the number of checked bags and mishandled wheelchairs. The proposal would revise current reporting requirements to increase data collection on the amount airlines receive from different, specific types of fees. The proposed rule would require airlines to report 18 categories of fee revenue. The DOT is expected to issue a final rule in this proceeding in 2014.
Aviation Taxes
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extends most commercial aviation taxes through September 30, 2015. In addition to FAA-related taxes, there are additional federal taxes related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. However, in an effort to reduce the federal deficit and generate more government revenue, Congress approved legislation in December 2013 that will generate more net federal revenue by (i) increasing the Transportation Security Fee paid by passengers from $2.50 per passenger segment to $5.60 per one-way passenger trip, effective July 2014; and (ii) eliminating a duplicative security fee paid by airlines directly, called the Aviation Security Infrastructure Fee, effective October 2014. In 2014, Congress may consider comprehensive tax reform legislation, which could result in a lower corporate tax rate and the elimination of certain tax deductions and preferences, as well as separate legislation that could increase one or more of the passenger-paid fees used to support the operations of U.S. Customs and Border Protection (“CBP”). Grants to airports and/or airport bond financing may also be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.
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
In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. Pursuant to the Wright Amendment Reform Act and local agreements with the City of Dallas with respect to gates, the Company can expand scheduled service from Dallas Love Field. The Wright Amendment Reform Act also provides for substantial repeal of the remainder of the Wright Amendment in October 2014. At such time Southwest will be able to fly to any U.S. destination from Dallas Love Field unless such destination is restricted or otherwise limited by law. Nonstop international service from Dallas Love Field will continue to be prohibited. The Company currently leases 16 gates at Dallas Love Field and expects to lease at least 16 gates at the airport following substantial repeal of the remainder of the Wright Amendment in October 2014.
Operational, Safety, and Health Regulation
The FAA has the authority to regulate safety aspects of civil aviation operations. Specifically, Southwest, AirTran, and their third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the FAA regulations.
To address compliance with its regulations, the FAA requires airlines to obtain an air carrier operating certificate and other certificates, approvals, and authorities. Pursuant to FAA regulations, the Company has received a single air carrier operating certificate, in addition to other necessary certificates, approvals, and authorities from the FAA, that allows the Company to operate aircraft and perform maintenance operations for both Southwest and AirTran aircraft, subject to some restrictions. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
In December 2011, the FAA issued a rule to amend the FAA’s flight, duty, and rest regulations. Among other things, the new rule, which went into effect in January 2014, requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes new pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. The new rule may reduce the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
In October 2013, the FAA issued guidance that allows airlines to expand passenger use of portable electronic devices (PEDs) during all phases of flight. After conducting appropriate testing and developing necessary operational procedures, the Company received confirmation from the FAA that the Company’s PED program meets the requirements of, and is consistent with, the guidance established by the FAA. As a result, the Company’s Customers are now able to use small PEDs and connect to onboard wireless communications systems, in certain circumstances, from gate to gate. This includes the use of onboard WiFi when travelling on a Southwest WiFi-equipped airplane. Customers travelling on AirTran flights are unable to use GoGo WiFi below 10,000 feet due to GoGo transmission restrictions. Customers may use small PEDs such as smartphones, e-readers, tablets, or MP3 players to read a book, play a built-in game, or listen to their personal music during all phases of flight. However, once the main cabin door is closed, cell phones must be turned off or placed in the device’s airplane/game mode for the duration of the flight. The new FAA policy considers laptops and any device larger than a tablet (generally more than two pounds) as posing a hazard due to the physical size and weight of the device. Such devices must be stowed in an approved stowage location during taxi, takeoff, and landing.
The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.
Security Regulation
Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to U.S. Customs and Border Protection; and (viii) background checks. Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company’s operations, costs, and Customer experience. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight program. Secure Flight requires airlines to collect a passenger’s full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA has also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security by employing advanced imaging technology (full body scans), as well as new physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers. In response to a congressional mandate, beginning in June 2013, airport scanners were outfitted with software designed to enhance passenger privacy by eliminating passenger-specific images and instead using only a generic image of a passenger.
Beginning in November 2013, Southwest, in conjunction with the TSA and CBP, is participating in TSA PreCheck™, a pre-screening initiative that allows a select group of low risk passengers the ability to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports that Southwest serves for screening benefits, which include leaving on shoes, light outerwear and belts, as well as leaving laptops and compliant liquids in carryon bags.
Southwest also participates in the TSA Known Crewmember® program, which is a risk-based screening system that enables TSA security officers to positively verify the identity and employment status of flight-crew members. The program expedites flight crew member access to sterile areas of airports.
The Company has made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers, checked baggage, and cargo efficiently and restore the airport experience; however, the Company is not able to predict the impact, if any, that various security measures or the lack of TSA resources at certain airports will have on Passenger revenues and the Company’s costs, either in the shortterm or the longterm.
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
The federal government, as well as several state and local governments, the governments of other countries, and the International Civil Aviation Organization are considering legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, the Environmental Protection Agency’s Endangerment Finding in January 2010 regarding greenhouse gas emissions set the stage for possible legislative or regulatory action to reduce greenhouse gas emissions from various segments of the economy, including from aviation. The airline industry could be affected directly through new unfunded mandates or indirectly through higher fuel costs as fuel providers pass on any additional costs to fuel consumers. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and could limit the ability of air carriers to expand operations at the affected airports.
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
International Regulation
All international service is subject to certain federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. Southwest and AirTran have obtained the necessary economic authority from the DOT, as well as FAA approvals, to conduct operations, under certain circumstances, outside of the continental United States. To the extent the Company seeks to serve additional international routes in the future, it will be required to obtain necessary authority from the DOT and approvals from the FAA, as well as any applicable foreign government or other authority.
Moreover, CBP is the federal enforcement agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the Company expands its international flight offerings, CBP will become an increasingly important federal presence. For instance, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient quantities to effectively process and inspect arriving international passengers and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company will make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with the inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short term or the long term.
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
Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has provided war-risk insurance coverage to commercial carriers, including for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2014. It is uncertain whether further extensions will be granted. The withdrawal of government support of airline war-risk insurance would require the Company to obtain war-risk insurance coverage commercially. Such commercial insurance could have material differences in coverage than currently provided by the U.S. government and may not be adequate to protect the Company's risk of loss from future acts of terrorism.
Competition
Competition within the airline industry is intense and highly unpredictable, and Southwest and AirTran currently compete with other airlines on a majority of the Company's scheduled routes. Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, frequent flyer programs, and schedules; and (iii) customer service, comfort, and amenities. Southwest and AirTran also compete for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, United Airlines, and US Airways. In 2013, the parent company of American Airlines emerged from bankruptcy and merged with US Airways Group, Inc. The newly merged entity is the parent company of the following operating carriers: American Airlines, American Eagle Airlines (expected to be branded as Envoy beginning in early 2014), US Airways, US Airways Shuttle, and US Airways Express. The DOT defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 14 passenger airlines offering scheduled service, including Southwest, meeting this standard.
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, multiple airlines have been able to reduce fares because they have been able to lower their operating costs as a result of reorganization within and outside of bankruptcy. Further, some of the Company’s competitors have continued to grow and modernize their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares. These factors can reduce the pricing power of the Company and the airline industry as a whole.
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling Southwest and AirTran to continue to charge low fares. The Company also believes it has gained a competitive advantage by differentiating Southwest from all of its major competitors by not charging additional fees for items such as first and second checked bags, flight changes, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations.
Routes, Frequent Flyer Programs, and Schedules
The Company also competes with other airlines based on markets served, frequent flyer opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest and AirTran, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, codesharing, and capacity purchase agreements, which increase the airlines’ opportunities to expand their route offerings. For example, an alliance or codesharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or codesharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Alliance and codesharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable Southwest and AirTran to offer additional itineraries. In addition, the Company’s acquisition of AirTran enabled the Company to (i) expand its presence in key markets Southwest already served, (ii) grow the Company’s presence in key markets Southwest did not previously serve, (iii) extend service to smaller domestic cities Southwest did not previously serve, and (iv) provide access to the Commonwealth of Puerto Rico and key near-international markets in the Caribbean and Mexico.
Customer Service, Comfort, and Amenities
Southwest and AirTran also compete with other airlines in areas of Customer Service such as ontime performance, passenger amenities, flight equipment type, and comfort. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. Some airlines, including AirTran, have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and related amenities. Additionally, some major U.S. airlines have announced plans to add a significant number of new aircraft to their fleets. Such efforts could provide cost benefits to these airlines through fleet simplification, improved fuel efficiencies, and lower maintenance costs. Additionally, such new aircraft could have newer and different passenger amenities than those contained in the Company’s existing fleet. The Company is addressing this competitive factor with its fleet modernization initiatives, which are discussed above under “Operating Strategies and Initiatives - Fleet Modernization” and “Operating Strategies and Initiatives - Continued Incorporation of the Larger Boeing 737-800 into the Southwest Fleet.”
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
Seasonality
The Company’s business is somewhat seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company’s results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company’s quarterly operating results are not necessarily indicative of operating results for the entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2013, the Company had 44,831 active fulltime equivalent Employees, consisting of 19,003 flight, 2,689 maintenance, 15,464 ground, Customer, and fleet service, and 7,675 management, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway

Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Following the AirTran acquisition, the various Company labor groups were covered by 18 different collective-bargaining agreements (“CBAs”). As noted in the table below, AirTran Employees in certain labor groups have transitioned to Southwest Employees under a single contract. The following table sets forth the Company’s Employee groups and the status of the respective CBAs:

Employee Group	Representatives	Status of Agreement
Southwest Pilots	Southwest Airlines Pilots’ Association (“SWAPA”)	Currently in negotiations
Southwest Flight Attendants	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Currently in negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Currently in negotiations
Southwest Customer Service Agents, Customer Representatives	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Currently in negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Currently in negotiations
Southwest Mechanics	Aircraft Mechanics Fraternal Association (“AMFA”)	Currently in negotiations
Southwest Aircraft Appearance Technicians	AMFA	Amendable February 2017
Southwest Facilities Maintenance Technicians	AMFA	Currently in negotiations
Southwest Dispatchers	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable November 2014
Southwest Flight Simulator Technicians	International Brotherhood of Teamsters (“IBT”)	Currently in negotiations
Southwest Flight Crew Training Instructors	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2015
AirTran Pilots	Air Line Pilots Association (“ALPA”)	Amendable December 2015. Per seniority list integration agreement, transition to Southwest to be completed no later than January 2015.
AirTran Flight Attendants	Association of Flight Attendants-CWA (“AFA”)	The parties have negotiated an interim collective bargaining agreement to be effective until affected AirTran Employees are transitioned to Southwest.
AirTran Mechanics and Inspectors	International Brotherhood of Teamsters, Local 528 (“IBT 528”)	Transitioned under the Southwest Mechanics Agreement (represented by AMFA) effective October 2012, as agreed upon as part of the applicable seniority integration and transition agreement.
AirTran Technical Trainers/Ground Instructors	IBT 528	Transitioned under the Southwest Mechanics Agreement (represented by AMFA) effective October 2012, as agreed upon as part of the applicable seniority integration and transition agreement.
AirTran Stores/Stock Clerks	IBT 528	Transitioned under the Southwest Material Specialists Agreement (represented by IBT 19) effective January 2013, as agreed upon as part of the applicable seniority integration and transition agreement.
AirTran Ground Service Mechanics/Employees	IBT 528	Transitioned under the Southwest Mechanics Agreement (represented by AMFA) effective October 2012, as agreed upon as part of the applicable seniority integration and transition agreement.
AirTran Dispatchers	Transportation Workers Union of America, Local 540 (“TWU 540”)	Amendable March 2014. The parties have agreed that effective March 2014, the AirTran Dispatchers will be transitioned to the Southwest Dispatchers Agreement (represented by TWU 550).
AirTran Fleet & Passenger Service Employees (customer service, ramp, reservations)	IAM 142
The parties have negotiated an interim collective bargaining agreement to be effective until affected AirTran Employees are transitioned to Southwest. As of December 31, 2013, (i) all AirTran ramp and freight agents had transitioned to the Southwest TWU 555 CBA; (ii) all AirTran customer service agents had transitioned to the Southwest IAM 142 CBA; and (iii) the majority of AirTran reservations agents had transitioned to the Southwest IAM 142 CBA.

Pending completion of operational integration of AirTran with the Company, it will be necessary to maintain a “fence” between Southwest and AirTran Employee groups subject to CBAs, during which time the Company and AirTran will continue to keep these Employee groups separate, each applying the terms of its own existing CBAs, unless other terms have been negotiated.
Seniority list integration methodologies have been resolved for all Southwest and AirTran workgroups.

Additional Information About the Company
The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company’s website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of Shareholders, in publicly accessible conferences and investor presentations, and through its website (principally in its Press Room and Investor Relations pages).

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
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorthaul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. The Company continues to face challenges associated with economic uncertainty, and a weakened state of the U.S. and global economy could continue for an extended period of time. These conditions could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.
The Company’s business has been significantly impacted by high and/or volatile fuel prices; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel prices.
Fuel prices continue to present one of the Company’s most significant challenges, as (i) the cost of fuel remains at high levels and continues to be both unpredictable and subject to volatility, and (ii) airlines are inherently dependent upon energy to operate; therefore, even a small change in market fuel prices can significantly affect profitability. Fuel prices can be volatile and unpredictable because of many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity; (iii) worldwide demand for fuel, particularly in developing countries, which has resulted in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in exchange rates. The Company’s ability to react to fuel price volatility can also be affected by factors outside of its control. For example, the Company’s profitability is affected in part by Southwest’s and AirTran’s ability to increase fares in reaction to fuel price increases; however, fare increases can be difficult to implement in difficult economic environments when low fares are often used to stimulate traffic. The ability to increase fares can also be limited by factors such as the historical low-fare reputation of both Southwest and AirTran, the portion of their Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.
Jet fuel and oil consumed for 2013 and 2012 represented approximately 35 percent and 37 percent of the Company’s operating expenses, respectively, and constituted the largest expense incurred by the Company in both years. As a result, the price of fuel has impacted, and could continue to impact, the timing and nature of the Company’s growth plans and many of the Company’s strategic initiatives.
The Company purchases jet fuel at prevailing market prices, but often seeks to protect against significant increases in fuel costs by entering into over-the-counter financial fuel derivative contracts. In addition, the Company enters into some of these fuel derivative contracts in an effort to reduce volatility in its operating expenses. Although the Company may periodically enter into jet fuel derivatives for short-term timeframes, because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately six to 12 months into the future. However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate (WTI) crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. As discussed in detail in Note 10 to the Consolidated Financial Statements, derivatives that are designated as hedges and deemed “effective” (i.e., that meet certain requirements under applicable accounting standards) are granted hedge accounting treatment, which can reduce volatility in the Company’s operating expenses. Nevertheless, because energy prices can fluctuate significantly in a relatively short amount of time and due to the fact that the Company uses a variety of different derivative instruments and at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices.
In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards. In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, during third quarter 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As a result, the changes in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging (principally crude oil, heating oil, and unleaded gasoline) to qualify for special hedge accounting, are likely to continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. The Company’s fuel hedging arrangements and the impact of hedge accounting on the Company’s results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 to the Consolidated Financial Statements.
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
The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled Southwest to historically offer low fares, drive traffic volume, and grow market share. The Company’s low-cost structure has become increasingly important as a result of the Company’s decision to limit capacity growth in response to high fuel prices and uncertain economic conditions. While the Company has in the past been able to cover increasing costs through growth, the combination of capacity control and increasing costs has contributed to an increase in the Company’s costs per available seat mile.
The Company has limited control over fuel and labor costs, as well as other costs such as regulatory compliance costs. Jet fuel and oil constituted approximately 35 percent of the Company’s operating expenses during 2013, and the cost of fuel is subject to the external factors discussed in the second Risk Factor above. Salaries, wages, and benefits constituted approximately 31 percent of the Company’s operating expenses during 2013. The Company’s ability to control labor costs is limited by the terms of its CBAs, and increased labor costs have negatively impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, have had pay scale increases as a result of increased seniority and contractual rate increases. Furthermore, as indicated above under “Business-Employees,” approximately 99 percent of Southwest’s unionized Employees, including those represented by nine of Southwest’s eleven unions, are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2014, which could continue to put pressure on the Company’s labor costs. In addition, the Company anticipates that the combination of the various Southwest and AirTran labor contracts and frontline workforces will increase AirTran labor costs over their historical levels. As discussed above under “Business-Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Additionally, when other airlines reduce their capacity, airport costs are then allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under “Business-Insurance,” the Company carries insurance of types customary in the airline industry and is also provided supplemental, first-party, war-risk insurance coverage by the federal government. If the supplemental coverage is not extended, the Company will be required to obtain war-risk insurance coverage commercially. Such commercial insurance could have material differences in coverage than is currently provided by the U.S. government and may not be adequate to protect the Company's risk of loss from future acts of terrorism. In addition, an accident or other incident involving Southwest or AirTran aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage. For example, in recent years the Company’s maintenance costs have been pressured with the aging of its fleet, which has required the Company to spend more to maintain a portion of its fleet and to implement a related fleet modernization and replacement plan. Further, some of the Company’s competitors have achieved substantially lower employee pay scales through bankruptcy than the Company. Additionally, in response to volatile fuel prices and economic uncertainty, some of the Company’s competitors have taken additional efficiency and cost reduction measures, such as capacity cuts and headcount reductions, which have reduced the Company’s cost advantage. Further, other competitors have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile. In addition, some competitors have announced plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies, and lower maintenance costs. Some of the Company’s competitors have taken advantage of reorganization in bankruptcy, and even the threat of bankruptcy, to decrease operating costs through renegotiated labor, supply, and financing agreements. In addition, some airlines have consolidated and reported significant expected cost synergies.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations. In addition, technology is critical to the success of the Company’s strategic initiatives. In recent years the Company has been committed to technology improvements to support its ongoing operations and initiatives. For example, the Company has invested in significant technology changes to support initiatives such as the implementation of connecting capabilities between the Southwest and AirTran reservations systems, Southwest’s Rapid Rewards frequent flyer program, introduction of the Boeing 737-800 to its fleet, enhanced southwest.com website, WiFi implementation, and live television connectivity. In addition, the Company has added new reservation system technology to support Southwest's international itineraries and, in January 2014, began selling its first international itineraries to be flown by Southwest aircraft. The Company intends to continue to devote significant technology resources towards, among other things, (i) continued improvement of its revenue management technical capabilities, (ii) replacement of Southwest's existing domestic reservation system with a comprehensive system that would provide Southwest with the ability to serve both domestic and international markets, and (iii) a new suite of operational tools that the Company expects will improve operational management.
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
In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to international operations. In addition, the Company’s systems may require modification to enable the Company to comply with changing regulatory requirements. For example, new software was developed for Pilot scheduling in response to the DOT’s and FAA’s new flight, duty, and rest regulations that went into effect in January 2014. Modifications and refinements to the Company’s systems have been and are expected to continue to be expensive to implement and may divert management’s attention from other key initiatives. In addition, the Company’s operations could be adversely affected, or it could face imposition of regulatory penalties, if it is unable to timely or effectively modify its systems as necessary.
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
The airline business is labor intensive. Salaries, wages, and benefits represented approximately 31 percent of the Company’s operating expenses for the year ended December 31, 2013. In addition, as of December 31, 2013, approximately 83 percent of the Company’s Employees (including AirTran Employees) were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives. However, as indicated above under “Business-Employees,” approximately 99 percent of Southwest’s unionized Employees, including those represented by nine of Southwest’s eleven unions, are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2014, which could continue to put pressure on the Company’s labor costs. Increasing labor costs, whether or not combined with curtailed growth, could negatively impact the Company’s competitive position.
The Company’s success also depends on its ability to attract and retain skilled personnel. Competition for skilled personnel may intensify if overall industry capacity increases and/or if high levels of current personnel reach retirement age. The Company may be required to increase existing levels of compensation to retain or supplement its skilled workforce. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could adversely affect the Company’s operations.
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
The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or if Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 or Boeing 717 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, currently outweigh the risks associated with its single aircraft supplier strategy. To enable Southwest to sustain the benefits associated with operating a single aircraft type, in July 2012 the Company entered into an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft to Delta. Deliveries to Delta began in September 2013 at the rate of approximately three aircraft per month. As of December 31, 2013, 22 of AirTran’s Boeing 717-200 aircraft had been removed from service and 13 had been delivered to Delta. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.
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
Southwest has historically been regarded as a growth airline; however, less than satisfactory returns on capital caused by the combination of a difficult economic environment and growing jet fuel costs led to the Company’s decision to limit organic growth for the indefinite future. In addition, organic growth has become increasingly difficult, because (i) the number of opportunities for domestic expansion has declined; (ii) with the exception of AirTran’s near-

international service, the Company currently does not have international service; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company has become increasingly reliant on the success of revenue initiatives to help offset increasing costs and to continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. The Company cannot ensure the timing of implementation of certain of its initiatives or that they will be successful or profitable either over the short or long term.
Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively affect the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.
During the recession in 2009, the Company’s credit ratings were pressured by weak industry revenue and an extraordinarily volatile fuel price environment. While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively affect (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade would subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail below under “Quantitative and Qualitative Disclosures About Market Risk.”
The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.
Terrorist attacks and threatened attacks have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company’s competitiveness against surface transportation for shorthaul routes. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.
Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.
Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The air traffic control system, which is operated by the FAA, could continue to face airspace and/or airport congestion challenges in the future, which could limit the Company’s opportunities for growth. As discussed above under “Business - Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s initiatives and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

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

•
changes in laws that increase costs for safety, security, compliance, or other Customer Service standards, such as the new FAA regulations with respect to Pilot flight/duty time limitations and rest requirements discussed above under “Business -Regulation”;

•	changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;

•
changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares, such as the DOT’s full-fare advertising rule discussed above under “Business -Regulation”; and

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

•
changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, without limitation, changes in government travel patterns due to government shutdowns or sequestration);

•	actual or potential disruptions in the air traffic control system (including, without limitation, as a result of potential FAA budget cuts due to government shutdowns or sequestration);

•	changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;

•	air traffic congestion and other air traffic control issues; and

•	actual or threatened war, terrorist attacks, and political instability.
The airline industry is intensely competitive.
As discussed in more detail above under “Business - Competition,” the airline industry is intensely competitive. The Company’s primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company’s revenues are sensitive to the actions of other carriers with respect to pricing, routes, frequent flyer programs, scheduling, capacity, Customer Service, comfort and amenities, cost structure, aircraft fleet, and codesharing and similar activities.

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

Any of the foregoing factors could adversely affect the Company’s ability to maintain relationships with Customers, suppliers, Employees, and other constituencies or the Company’s ability to achieve the anticipated benefits of the acquisition on a timely basis, or at all, or could reduce the Company’s earnings or otherwise adversely affect the business and financial results of the Company. In addition, integration requirements have caused, and may continue to cause, the Company to delay other strategic initiatives. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the acquisition.
The Company’s future results will suffer if it does not effectively manage its expanded operations, including its international operations.
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
As the Company expands its international flight offerings, the U.S. Customs and Border Protection (“CBP”) will become an increasingly important federal presence. CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company will make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with the inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short term or the long term.
International flying will require Southwest to modify certain processes, as the entire airport experience is dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, open-air terminals, and cultural preferences.
The Company’s expansion, initially through AirTran, of its operations into non-U.S. jurisdictions also expands the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. law. Further, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company’s Employees, contractors, or agents or other intermediaries, could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company’s policies, could have an adverse effect on the Company’s reputation and/or its results of operations.
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
The Company has incurred, and expects to continue to incur, substantial expenses related to the acquisition and integration of AirTran’s business.
The Company has incurred, and expects to continue to incur, substantial integration and transition expenses in connection with the acquisition of AirTran, including the necessary costs associated with integrating the operations of Southwest and AirTran. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including reservations, frequent flyer, ticketing/distribution, maintenance, and flight operations. While the Company has assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits the Company expects to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in the Company taking substantial charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.
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
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On November 15, 2013, the Court entered an order referring the case to mediation, and the mediation is scheduled to begin on February 4, 2014. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on the motions for class certification, to exclude plaintiffs’ expert on class certification, and for summary judgment until the sanctions motion is resolved. While AirTran has denied all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty. Regardless of its merit, this litigation and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in this or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.
The application of the acquisition method of accounting resulted in the Company recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect the Company’s financial results.
In accordance with applicable acquisition accounting rules, the Company recorded goodwill on its Consolidated Balance Sheet to the extent the AirTran acquisition purchase price exceeded the net fair value of AirTran’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Future impairment of Goodwill could be recorded in the Company's results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results. See Note 1 to the Consolidated Financial Statements for further information.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest and AirTran operated a total of 680 Boeing aircraft in-service as of December 31, 2013, of which 160 and four were under operating and capital leases, respectively.
The following table details information on the 680 active aircraft in the Company’s combined fleet as of December 31, 2013:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
717-200	117	12	66	8	58
737-300	143	20	122	76	46
737-500	122	22	15	9	6
737-700	143	9	425	378	47
737-800	175	1	52	45	7
Totals			680	516	164

(1)	As discussed further in Note 7 to the Consolidated Financial Statements, 141 of Southwest’s and 30 of AirTran’s aircraft were pledged as collateral as of December 31, 2013.

In total, at January 22, 2014, Southwest and AirTran firm orders, options, and purchase rights for the purchase of Boeing 737-700, 737-800, and 737 MAX aircraft were as follows:
737 FUTURE DELIVERY SCHEDULE

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2014	—		33	—	12	—	—		—	45
2015	—		19	—	5	—	—		—	24
2016	31		—	12	—	—	—		—	43
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	52	36	17	30	170	(2)	191	552

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.
Ground Facilities and Services
Each of Southwest and AirTran either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. Southwest leases the land and structures on a longterm basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, and Chicago Midway), its flight training center at Dallas Love Field (which houses nine 737 simulators), and its main corporate headquarters building, also located at Dallas Love Field. AirTran leases the land and structures on a longterm basis for its aircraft maintenance centers located at Hartsfield-Jackson Atlanta International Airport and Orlando International Airport. AirTran also leases a warehouse and engine repair facility in Atlanta. During 2013 the Company completed construction of a new, owned, energy-efficient, modern building designed to house certain operational and training functions, including its 24-hour operations. This additional headquarters building is located across the street from the Company’s current headquarters building on land owned by the Company. Construction was completed in late 2013.
As part of the Company's expected future international service, the Company has agreed with the City of Houston (“City”) to expand the existing Houston Hobby airport facility. Pursuant to the agreement, the Company and the City have entered into an Airport Use and Lease Agreement to control the execution of this expansion and the financial terms thereof. This project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport to oversee and manage the design and construction of the airport’s Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Construction is expected to begin in 2014. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas’ behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, and 11 new gates and new concessions opened in April 2013. Another new gate opened in July 2013, and full completion of the project is scheduled for second half 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
As of December 31, 2013, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers. The Company opened its new expanded Customer Support and Services center in San Antonio in June 2012, replacing an older facility and creating more than 300 local jobs. In 2013 the Company consolidated its former Atlanta, Savannah, and Carrollton, Georgia call centers into a new Atlanta call center, located in leased space.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company’s annual aircraft maintenance costs.

Item 3. Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On November 15, 2013, the Court entered an order referring the case to mediation, and the mediation is scheduled to begin on February 4, 2014. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on the motions for class certification, to exclude plaintiffs’ expert on class certification, and for summary judgment until the sanctions motion is resolved.   AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.
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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2014.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	58
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	53
Jeff Lamb	Executive Vice President & Chief People & Administrative Officer	51
Ron Ricks	Executive Vice President & Chief Legal & Regulatory Officer	64
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	52
Tammy Romo	Senior Vice President Finance & Chief Financial Officer	51
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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol “LUV.” The following table shows the high and low prices per share of the Company’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share declared on the Company’s common stock.

Period	Dividend	High	Low
2013
1st Quarter	$0.01000	$13.58	$10.36
2nd Quarter	0.04000	14.56	12.45
3rd Quarter	0.04000	14.82	12.58
4th Quarter	0.04000	19.00	14.48
2012
1st Quarter	$0.00450	$10.05	$8.03
2nd Quarter	0.01000	9.42	7.76
3rd Quarter	0.01000	9.82	8.45
4th Quarter	0.01000	10.61	8.68

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 30, 2014, there were approximately 13,850 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2013, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2008, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Southwest Airlines Co.	$100	$133	$151	$100	$120	$222
S&P 500	$100	$126	$145	$148	$171	$226
NYSE ARCA Airline	$100	$140	$197	$137	$188	$298

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2013 through October 31, 2013	—	$—		—	$374,515,838
November 1, 2013 through November 30, 2013	—	$—		—	$374,515,838
December 1, 2013 through December 31, 2013	—	$—	(2)	—	$334,859,846	(2)
Total	—			—

(1)
In January 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company’s Board of Directors authorized the Company to resume a share repurchase program and approved the Company’s repurchase, on a discretionary basis, of a total of up to $500 million of the Company’s common stock following such authorization. On May 16, 2012, the Company’s Board of Directors increased the previous share repurchase authorization by an additional $500 million to a total of $1.0 billion. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. Repurchases are made in accordance with applicable securities laws in open market, private, or in accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2013 ("ASR Program"), the Company paid $150 million and received an initial delivery of 11,459,129 shares during third quarter 2013. Final settlement of this ASR Program occurred in December 2013 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in December 2013. At settlement, the Company had the option to deliver shares of its common stock or to make a cash payment to the third party financial institution, and elected to make a cash payment of approximately $40 million. In total, the average purchase price per share for the 11,459,129 shares repurchased under the ASR Program, upon completion of the ASR Program in December 2013, was $16.55.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2013, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. This financial information includes the operations of AirTran since the May 2, 2011, acquisition date. Any financial information presented prior to that date includes only the operations of Southwest unless otherwise indicated. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2013	2012	2011	2010	2009
Financial Data (in millions, except per share amounts):
Operating revenues	$17,699	$17,088	$15,658	$12,104	$10,350
Operating expenses	16,421	16,465	14,965	11,116	10,088
Operating income	1,278	623	693	988	262
Other expenses (income) net	69	(62)	370	243	98
Income before taxes	1,209	685	323	745	164
Provision for income taxes	455	264	145	286	65
Net income	$754	$421	$178	$459	$99
Net income per share, basic	$1.06	$0.56	$0.23	$0.62	$0.13
Net income per share, diluted	$1.05	$0.56	$0.23	$0.61	$0.13
Cash dividends per common share	$0.1300	$0.0345	$0.0180	$0.0180	$0.0180
Total assets at period-end	$19,345	$18,596	$18,068	$15,463	$14,269
Long-term obligations at period-end	$2,191	$2,883	$3,107	$2,875	$3,325
Stockholders’ equity at period-end	$7,336	$6,992	$6,877	$6,237	$5,454
Operating Data:
Revenue passengers carried	108,075,976	109,346,509	103,973,759	88,191,322	86,310,229
Enplaned passengers	133,155,030	133,978,100	127,551,012	106,227,521	101,338,228
Revenue passenger miles (RPMs) (000s) (1)	104,348,216	102,874,979	97,582,530	78,046,967	74,456,710
Available seat miles (ASMs) (000s) (2)	130,344,072	128,137,110	120,578,736	98,437,092	98,001,550
Load factor (3)	80.1%	80.3%	80.9%	79.3%	76.0%
Average length of passenger haul (miles)	966	941	939	885	863
Average aircraft stage length (miles)	703	693	679	648	639
Trips flown	1,312,785	1,361,558	1,317,977	1,114,451	1,125,111
Average passenger fare	$154.72	$147.17	$141.90	$130.27	$114.61
Passenger revenue yield per RPM (cents) (4)	16.02	15.64	15.12	14.72	13.29
Operating revenue per ASM (cents) (5)	13.58	13.34	12.99	12.30	10.56
Passenger revenue per ASM (cents) (6)	12.83	12.56	12.24	11.67	10.09
Operating expenses per ASM (cents) (7)	12.60	12.85	12.41	11.29	10.29
Operating expenses per ASM, excluding fuel (cents)	8.18	8.07	7.73	7.61	7.18
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.01	7.98	7.65	7.45	7.15
Fuel costs per gallon, including fuel tax	$3.16	$3.30	$3.19	$2.51	$2.12
Fuel costs per gallon, including fuel tax, economic	$3.12	$3.28	$3.19	$2.39	$1.97
Fuel consumed, in gallons (millions)	1,818	1,847	1,764	1,437	1,428
Active fulltime equivalent Employees	44,831	45,861	45,392	34,901	34,726
Aircraft in service at period-end (8)	680	694	698	548	537

(1)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as “traffic,” which is a measure of demand for a given period.

(2)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as “capacity,” which is a measure of the space available to carry passengers in a given period.

(3)	Revenue passenger miles divided by available seat miles.

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

(8)	Includes leased aircraft and excludes aircraft that are not available for service or are in storage, held for sale, or held for return to the lessor.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent
	2013	2012	Change
Fuel and oil expense, unhedged	$5,645	$5,963
Add: Fuel hedge losses included in Fuel and oil expense	118	157
Fuel and oil expense, as reported	$5,763	$6,120
Deduct: Net impact from fuel contracts	(84)	(32)
Fuel and oil expense, non-GAAP	$5,679	$6,088	(6.7)%

Total operating expenses, as reported	$16,421	$16,465
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	3	(42)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(87)	10
Deduct: Charge for Acquisition and integration costs, net	(86)	(183)
Total operating expenses, non-GAAP	$16,251	$16,250	—%

Operating income, as reported	1,278	623
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(3)	42
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	87	(10)
Add: Charge for Acquisition and integration costs, net	$86	$183
Operating income, non-GAAP	$1,448	$838	72.8%

Net income, as reported	754	421
Deduct: Mark-to-market impact from fuel contracts settling in future periods	(103)	(221)
Add: Ineffectiveness from fuel hedges settling in future periods	11	42
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	87	(10)
Income tax impact of fuel contracts	2	73
Add: Charge for Acquisition and integration costs, net (a)	$54	$112
Net income, non-GAAP	$805	$417	93.0%

Net income per share, diluted, as reported	$1.05	$0.56
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares (a)	$—	$(0.15)
Add: Impact of special items, net (a)	$0.07	$0.15
Net income per share, diluted, non-GAAP	$1.12	$0.56	100.0%

Operating expenses per ASM (Cents)	$12.60	$12.85
Deduct: Fuel expense divided by ASMs	$(4.42)	$(4.78)
Deduct: Impact of special items	$(0.07)	$(0.14)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	$8.11	$7.93	2.3%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operating Income, as reported	$1,278	$623	$693
Add: Net impact from fuel contracts	84	32	—
Add: Acquisition and integration costs	86	183	132
Add: Asset impairment, net (1)	—	—	14
Operating Income, non-GAAP	$1,448	$838	$839
Net adjustment for aircraft leases (2)	143	117	129
Adjustment for fuel hedge accounting	(60)	(36)	(107)
Adjusted Operating Income, non-GAAP	$1,531	$919	$861

Average invested capital (3)	$11,664	$12,575	$12,439
Equity adjustment for hedge accounting	50	145	184
Adjusted average invested capital	$11,714	$12,720	$12,623

ROIC, pre-tax	13.1%	7.2%	6.8%

(1) Net of profitsharing impact
(2) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft).
(3) Average invested capital represents a five quarter average of debt, net present value of aircraft leases, and equity.

Note Regarding Use of Non-GAAP Financial Measures

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges the Company believes are not indicative of its ongoing operational performance.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as "excluding special items," as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company’s acquisition and integration of AirTran. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 2 and Note 8 to the Consolidated Financial Statements for further information on the AirTran acquisition.

The Company has also provided return on invested capital, which is a non-GAAP financial measure. The Company believes return on invested capital is a meaningful measure because it quantifies how well the Company generates operating income relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital may differ; therefore, the Company is providing an explanation of its calculation for return on invested capital (before taxes and excluding special items) in the accompanying reconciliation.

YEAR IN REVIEW

For the 41st consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2013 and 2012 as follows:

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2013	2012	Percent Change
Operating income	$1,278	$623	105.1
Net income	$754	$421	79.1
Net income per share, diluted	$1.05	$0.56	87.5

Non-GAAP
Operating income	$1,448	$838	72.8
Net income	$805	$417	93.0
Net income per share, diluted	$1.12	$0.56	100.0

See the previous Note Regarding Use of Non-GAAP Financial Measures.

The Company's GAAP results for both the year ended December 31, 2013 and 2012 were impacted by the non-cash adjustments recorded as a result of the Company's portfolio of derivative contracts utilized to hedge jet fuel price volatility, as well as acquisition and integration costs associated with the Company's 2011 acquisition of AirTran. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. Excluding the impact of these items, the Company's non-GAAP net income for the year ended December 31, 2013, increased 93.0 percent compared to the same prior year period and represented the highest full-year non-GAAP net income in the Company's history. During 2013 the Company also recorded the highest quarterly non-GAAP net income in its history for the second, third, and fourth quarters. The significant year-over-year increase in non-GAAP net income was primarily due to a combination of higher Passenger revenues and lower fuel costs, both of which were aided by the Company's continued focus on the implementation of its five strategic initiatives. As discussed in Note 2 to the Consolidated Financial Statements, for GAAP reporting, the accompanying results of operations and cash flows contain AirTran’s results beginning as of the May 2, 2011, date of the acquisition, while results of operations and cash flows prior to the acquisition date are only the results of Southwest.

The Company's strategic initiatives are intended to increase revenues, reduce unit costs, and to aid the Company with its goal of achieving an annual pre-tax return on invested capital ("ROIC") of 15 percent. The Company has made substantial progress towards this 15 percent ROIC goal, significantly surpassing its prior year performance. Given the strategic initiatives that have been completed and those which remain underway, the Company believes it is well positioned for 2014, given the current economic environment and current jet fuel prices. The Company’s strategic initiatives include:

•
The integration of AirTran. The acquisition of AirTran in 2011 increased the Company’s fleet size and expanded the Company’s network into key U.S. markets such as Atlanta and Washington Reagan, as well as near-international locations such as the Caribbean and Mexico. As a result of the acquisition, the Company estimates it achieved approximately $400 million in net, pre-tax synergies during 2013 (excluding acquisition and integration expenses). Additionally, the Company reached a major milestone during 2013 by completing the connection of the Southwest and AirTran networks. Customers can now fly between any of the combined 96 Southwest and AirTran destinations on a single itinerary. Significant changes have also been made to AirTran’s route network, including ending service to several airports which proved to not be sustainable under the Southwest business model and the re-deployment of aircraft into new markets. The Company also continued the process of converting AirTran aircraft to the Southwest livery in 2013. As of December 31, 2013, 17 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft. The Company transitioned Atlanta into a point-to-point operation, similar to other large Southwest cities, which is expected to enable efficiencies related to the scheduling of aircraft, flight crews, and ground staff. In addition, the Company completed its plan to bring Southwest service to all domestic AirTran airport facilities in 2013. The Company remains on track with its plans to fully integrate AirTran into its operations by the end of 2014.

•
Fleet modernization. The Company is scheduled to be the launch customer for Boeing’s new, more fuel-efficient 737 MAX 8 aircraft, which is expected to enter service in 2017. The 737 MAX 8 is expected to reduce fuel burn and CO2 emissions by an additional 13 percent over today's most fuel-efficient single-aisle airplanes. Southwest is also scheduled to be the launch customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. Currently the Company has firm orders in place for 170 MAX 8 aircraft and 30 MAX 7 aircraft. During 2013, the Company completed its multi-year Evolve program, which included, in total, the retrofitting of 372 Southwest 737-700 and 78 Southwest 737-300 aircraft. Evolve: The New Southwest Experience is an updated cabin interior intended to enhance the Customer's overall travel experience, while improving fleet efficiency with the added benefit of six additional seats on each aircraft. In addition, during 2013, the Company transitioned 22 AirTran 717-200 aircraft out of active service, in preparation for transition, as part of lease/sublease agreements with Delta. As of December 31, 2013, a total of 13 717-200 aircraft had been delivered to Delta. The Company also retired 11 older 737-300s and 737-500s from its fleet during 2013. The Company intends to continue to replace these less efficient aircraft through its current order book with Boeing and through the purchase and lease of additional pre-owned 737-700 aircraft from third parties.

•
The continued incorporation of a larger aircraft, the Boeing 737-800, into Southwest’s fleet. To further support its fleet modernization efforts, the Company received a total of 18 Boeing 737-800s during 2013. As of December 31, 2013, the Company's active fleet included 52 737-800s. The Boeing 737-800 (i) is better suited for potential new destinations, including near-international locations, (ii) provides the Company with the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls, and (iii) operates at a lower unit cost than other aircraft in the Company’s existing fleet.

•
International Capabilities and New Reservation System. In January 2014, the Company began selling its first international itineraries to be flown by Southwest aircraft and announced plans to begin Southwest service to Jamaica (Montego Bay), The Bahamas (Nassau), and Aruba (Oranjestad) beginning July 1, 2014. The Company expects to launch Southwest international service to Mexico (Cancun, Mexico City, and Cabo San Lucas) and Dominican Republic (Punta Cana) by the end of 2014. The Company worked with Amadeus IT Group to implement Amadeus’ Altea reservations solution to support the Company’s international service. The contract also provides the option for Southwest to migrate its domestic business to Amadeus in the future.

•
Southwest’s Rapid Rewards frequent flyer program. In March 2011, Southwest launched its current Rapid Rewards frequent flyer program, under which members earn points for every dollar spent. The results of the program have exceeded the Company’s expectations with respect to the number of new frequent flyer members, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase® Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by program members.

In addition, the Company implemented other initiatives designed to increase revenues during 2013 and future periods. During first quarter 2013, Southwest began selling open premium boarding positions systemwide at the gate for a $40 charge per flight, increased the amount Customers pay for its EarlyBird Check-in product from $10 per one-way ticket to $12.50 per one-way ticket, and increased the fees charged for certain checked excess baggage. On AirTran flights, the charge for a Customer's first checked bag increased to $25, and a second checked bag now costs $35. On Southwest flights, a Customer may still check up to two bags, up to 50 pounds each, free of charge, but the charge for a third or subsequent checked bag, or for any bag in excess of 50 pounds, increased to $75 each. On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be forfeited, and the remaining reservation will be canceled. See Note 1 to the Consolidated Financial Statements.

During 2013, the Company became the first and only carrier to offer gate-to-gate WiFi connectivity, which means Customers can now utilize satellite WiFi throughout their entire trip with no interruptions. In addition, Southwest has supplemented its WiFi capability with the option for Customers to view movies-on-demand, as well as a free package of live television channels, all of which can be watched from the Customer's own personal portable electronic device. Also during 2013, the Company became the first airline to offer a Messaging-only option. Messaging is currently only available for Apple's iMessage service, but is expected to expand in early 2014 to other messaging platforms.

As part of the Company's expected near-international service, the Company has agreed to manage the construction of international facilities at Houston's William P. Hobby Airport and Fort Lauderdale-Hollywood International Airport. The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility, including the building of five gates and an international processing facility. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015. In addition, the Company entered into an agreement with Broward County, Florida during fourth quarter 2013 that includes construction of the Terminal 1 Modernization Project and a new five gate Concourse A with an international processing facility. Construction is anticipated to begin in 2014 and to be completed in early 2017.

During fourth quarter 2013, the Company took steps to supplement its existing service at New York LaGuardia Airport by acquiring 12 takeoff and landing slots (for six roundtrip flights) at LaGuardia. The acquired slots were divested by AMR Corporation, the parent company of American Airlines, Inc., as part of its merger with US Airways Group, Inc. Also in connection with the divestiture, the Company gained ownership through the purchase of ten takeoff and landing slots (for five roundtrip flights) at LaGuardia that it previously operated under a lease from American. The Company plans to supplement its existing service utilizing the newly acquired slots at LaGuardia beginning in May 2014. In January 2014, the Company was notified of its winning bid to acquire 54 takeoff and landing slots (for 27 roundtrip flights) at Washington Reagan National Airport, which also must be divested in connection with the merger between American and US Airways. The acquisition of these slots, which is subject to final approval of the Department of Justice and customary written agreements, will supplement the Company's existing service at Washington Reagan. Although the transaction is not yet final, the Company expects to fund the purchase utilizing cash on hand. Also, during 2013 the Company launched Southwest service to San Juan, Puerto Rico, Southwest's first destination outside the continental United States. In addition, the Company announced its decision to close three cities in its network. On June 7, 2014, Southwest plans to cease operations at Branson Airport, Key West International Airport, and Jackson-Evers International Airport.

The Company continues to return significant value to its Shareholders. During 2013, the Company returned $540 million to its Shareholders through the Company's buyback of shares on the open market and two separate accelerated share repurchase programs ("ASR Programs"). See Part II, Item 5 for further information on the Company's share repurchase authorizations. In addition, the Company returned a total of $71 million to Shareholders through dividends paid during 2013. Beginning with the Company's second quarter dividend declaration, the cash payment per share has been $.04, which equates to an approximate $100 million return to Shareholders on an annualized basis.

At the current time, the Company plans to continue its route network and schedule optimization efforts. As of January 22, 2013, the Company was scheduled to receive 33 new 737-800 aircraft from Boeing and 12 pre-owned 737-700s it has agreed to purchase or lease from third parties during 2014. The Company also expects to retire some of its older 737-300 and 737-500 aircraft, as well as transition a number of 717-200 aircraft out of active service as part of the Company's lease/sublease agreements with Delta. See Note 8 to the Consolidated Financial Statements. In total, the Company currently expects 2014 ASMs to be in line with 2013 as it continues to optimize its network and execute on its strategic plan.

2013 compared with 2012

The Company’s 2013 net income of $754 million ($1.05 per share, diluted) increased by $333 million, or 79.1 percent, compared to its 2012 net income of $421 million ($0.56 per share, diluted). Excluding the impact of special items, the Company’s 2013 net income on a non-GAAP basis increased 93.0 percent compared to 2012. Both significant increases were primarily due to a combination of (i) higher passenger revenues, primarily achieved through higher average airfares, and (ii) lower fuel costs, primarily due to lower jet fuel prices.

Operating Revenues

Operating revenues for 2013 increased by $611 million, or 3.6 percent, compared to 2012. The majority of this increase was due to a $628 million, or 3.9 percent, increase in Passenger revenues. Approximately 60 percent of the increase in Passenger revenues was attributable to the 2.4 percent increase in Passenger yield and driven by increased fares. The remainder of the increase in Passenger revenues was due to the 1.7 percent increase in capacity. Based on bookings and revenue trends thus far, the Company currently expects a year-over-year increase in unit revenues for first quarter 2014.

Freight revenues for 2013 increased by $4 million, or 2.5 percent, compared to 2012, primarily due to higher average rates charged as a result of fuel surcharges. Other revenues for 2013 decreased by $21 million, or 2.5 percent, compared to 2012. This was primarily due to a decrease in ancillary revenues as a result of the adoption of Southwest's more Customer-friendly fee policies for Customers that purchase travel on AirTran through southwest.com. Other revenues for 2013 included approximately $105 million in baggage fees collected from AirTran Customers, versus approximately $146 million for 2012. The Company currently expects this trend to continue as the integration process moves forward. Consequently, the Company currently expects Freight and Other revenues, combined, in first quarter 2014 to decrease compared to first quarter 2013.

Operating expenses

Historically, except for changes in the price of fuel, changes in most Operating expenses for airlines are largely driven by changes in capacity, or ASMs. However, 2013 was affected by a significant decrease in Acquisition and integration expense which was not driven by capacity. The following table presents the Company's Operating expenses per ASM for 2013 and 2012, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2013		2012		change	change
Salaries, wages, and benefits	3.86	¢	3.69	¢	0.17 ¢	4.6%
Fuel and oil	4.42		4.78		(0.36)	(7.5)
Maintenance materials and repairs	0.83		0.88		(0.05)	(5.7)
Aircraft rentals	0.28		0.28		—	—
Landing fees and other rentals	0.85		0.81		0.04	4.9
Depreciation and amortization	0.66		0.66		—	—
Acquisition and integration	0.07		0.14		(0.07)	(50.0)
Other operating expenses	1.63		1.61		0.02	1.2
Total	12.60	¢	12.85	¢	(0.25)¢	(1.9)%

Operating expenses for 2013 decreased by $44 million, or 0.3 percent, compared to 2012, while capacity increased 1.7 percent compared to 2012. Operating expenses per ASM for 2013 decreased 1.9 percent compared to 2012. Both the dollar and per ASM decreases were primarily due to a decrease in Fuel and oil expense and in Acquisition and integration expense. On a non-GAAP basis, the Company's Operating expenses per ASM for 2013, excluding fuel and special items, increased 2.3 percent compared to 2012, primarily due to higher Salaries, wages, and benefits expense. Based on current cost trends, the Company expects its first quarter 2014 unit costs, excluding fuel, special items, and profitsharing to increase in the four to five percent range, compared to first quarter 2013.  Approximately two points of this estimated year-over-year increase is attributable to January 2014’s winter storms. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for 2013 increased by $286 million, or 6.0 percent, compared to 2012. Salaries, wages, and benefits expense per ASM for 2013 increased 4.6 percent compared to 2012. Approximately half of these increases were a result of higher wage rates for a significant portion of the Company's workforce, and approximately half were a result of higher contributions to Employee retirement plans, including profitsharing and 401(k) matching contributions. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as Acquisition and integration costs. Based on current cost trends, the Company expects first quarter 2014 Salaries, wages, and benefits expense per ASM, excluding profitsharing, to increase compared to fourth quarter 2013.

The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Pilots	6,200	Southwest Airlines Pilots’ Association (“SWAPA”)	August 2012
Southwest Flight Attendants	10,100	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	May 2013
Southwest Ramp, Operations, Provisioning, Freight Agents	9,500	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	June 2011
Southwest Customer Service Agents, Customer Representatives	6,000	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	October 2012
Southwest Materials Specialists (formerly known as Stock Clerks)	200	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	August 2013
Southwest Mechanics	2,200	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2012
Southwest Flight Simulator Technicians	30	International Brotherhood of Teamsters (“IBT”)	October 2013
Southwest Facilities Maintenance Technicians	40	AMFA	N/A

Fuel and oil expense for 2013 decreased by $357 million, or 5.8 percent, compared to 2012. On a per ASM basis, Fuel and oil expense for 2013 decreased 7.5 percent compared to 2012. Excluding the impact of fuel hedge accounting, approximately 75 percent of both the dollar and per ASM decreases were attributable to reduced fuel price per gallon, with the remainder attributed to improved fuel efficiency. During 2013, the Company's average economic jet fuel price per gallon, including fuel tax, was $3.12, compared to $3.28 during 2012, a decrease of 4.9 percent. In addition, fuel gallons consumed decreased 1.6 percent compared to 2012, while year-over-year capacity increased 1.7 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older 737-300 and 737-500 aircraft with newer 737-700 and 737-800 aircraft.

As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $118 million during 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $157 million recognized in Fuel and oil expense in 2012. These totals are inclusive of cash settlements realized from the settlement of fuel derivatives, which were $34 million paid to counterparties in 2013, versus $125 million paid to counterparties in 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, these impacts are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 17, 2014, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption
covered by fuel derivative contracts at
Period	varying WTI/Brent crude-equivalent price levels
2014	Approx. 20%
2015	Approx. 40%
2016	Approx. 35%
2017	Approx. 50%

As a result of applying hedge accounting in prior periods, a portion of the amounts in Accumulated other comprehensive income (loss) (“AOCI”) are considered "frozen," and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties; see Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2013, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2013	Amount of gains (losses) deferred in AOCI at December 31, 2013 (net of tax)
2014	$54	$28
2015	77	(34)
2016	77	(1)
2017	(28)	(5)
Total	$180	$(12)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for first quarter 2014, and full year 2014 jet fuel prices at different crude oil assumptions as of January 17, 2014 , and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	1Q 2014 (2)	Full Year 2014 (2)
$85	$2.60 - $2.65	$2.45 - $2.50
$95	$2.80 - $2.85	$2.70 - $2.75
Current Market (1)	$3.05 - $3.10	$2.95 - $3.00
$115	$3.15 - $3.20	$3.20 - $3.25
$125	$3.30 - $3.35	$3.40 - $3.45
Estimated Premium Costs (3)	$15 - $20 million	$60 - $70 million

(1) Brent crude oil average market prices as of January 17, 2014, were approximately $106 and $104 per barrel for first quarter 2014 and full year 2014, respectively.
(2) The Company currently has approximately 10 percent of its first quarter 2014 estimated fuel consumption covered by fuel derivative contracts at varying crude oil-equivalent prices; and approximately 30 percent at Gulf Coast jet fuel-equivalent prices. For full year 2014, the Company currently has approximately 15 percent of its estimated fuel consumption covered by fuel derivative contracts at varying crude oil-equivalent prices; and approximately 5 percent at Gulf Coast jet fuel-equivalent prices. The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of January 17, 2014.
(3) Premium costs are recognized as a component of Other (gains) losses net.

Maintenance materials and repairs expense for 2013 decreased by $52 million, or 4.6 percent, compared to 2012. On a per ASM basis, Maintenance materials and repairs expense for 2013 decreased 5.7 percent compared to 2012. Both the dollar and per ASM decreases were primarily attributable to a reduction in engine repairs and materials expense due to (i) retirements of the Company's 737-300 and 737-500 aircraft, and (ii) the transition of the Company's 717-200 fleet out of active service for delivery to Delta. See Note 8 to the Consolidated Financial Statements for further information. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2014 to decrease compared to first quarter 2013.

Aircraft rentals expense for 2013 increased by $6 million, or 1.7 percent, compared to 2012, primarily due to expense associated with two 737-800 aircraft received in 2013 and the full year impact of five Boeing 737-800 aircraft received in 2012, all of which are accounted for as operating leases. On a per ASM basis Aircraft rentals expense for 2013 was flat compared to 2012. The Company currently expects Aircraft rentals expense per ASM for first quarter 2014 to be comparable to fourth quarter 2013.

Landing fees and other rentals expense for 2013 increased by $60 million, or 5.8 percent, compared to 2012. On a per ASM basis, Landing fees and other rentals expense for 2013 increased 4.9 percent compared to 2012. Both the dollar and per ASM increases were due to higher fixed and variable rental rates charged by several airports over the last 12 months due to additional space being occupied by the Company in some locations and/or as a result of higher airport debt service costs passed through to the airlines in certain cities. The Company currently expects Landing fees and other rentals expense per ASM for first quarter 2014 to increase compared to first quarter 2013.

Depreciation and amortization expense for 2013 increased by $23 million, or 2.7 percent, compared to 2012, primarily due to depreciation associated with large software projects that have been placed into service over the past 12 months. Aircraft depreciation was relatively flat year-over-year, as the increase in expense related to the purchase of new 737-800 aircraft was offset by a decline in expense from the retirement of older owned 737-300 and 737-500 aircraft. On a per ASM basis, Depreciation and amortization expense for 2013 was relatively flat compared to 2012. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2014 to increase compared to fourth quarter 2013.

Acquisition and integration expense for 2013 decreased by $97 million, or 53.0 percent, compared to 2012. The decrease was primarily due to charges recorded in 2012 related to the Company's 717-200 lease and sublease agreements. During 2013, the Company recorded $86 million in Acquisition and integration expense, which primarily consisted of costs related to a lease contract termination, Employee training, technology integration projects, and facility integration expenses. See Note 2 to the Consolidated Financial Statements.

Other operating expense for 2013 increased by $87 million, or 4.3 percent, compared to 2012. On a per ASM basis, Other operating expense for 2013 increased 1.2 percent compared to 2012. Approximately half of both the dollar and per ASM increases were the result of increased Customer usage of WiFi onboard the Company's aircraft and approximately half were the result of higher consulting and contract programming expenses, net of capitalized costs. The Company currently expects Other operating expenses per ASM for first quarter 2014 to increase compared to first quarter 2013.

Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has provided war-risk insurance coverage to commercial carriers, including for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2014. It is uncertain whether further extensions will be granted. The withdrawal of government support of airline war-risk insurance would require the Company to obtain war-risk insurance coverage commercially. Such commercial insurance could have material differences in coverage than currently provided by the U.S. government and may not be adequate to protect the Company's risk of loss from future acts of terrorism.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for 2013 decreased by $16 million, or 10.9 percent, compared to 2012, primarily due to the repayment of the Company's $385 million 6.5% notes in March 2012. The Company currently expects Interest expense for first quarter 2014 to increase slightly as compared to fourth quarter 2013.

Capitalized interest for 2013 increased by $3 million, or 14.3 percent, compared to 2012, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2013 decreased by $1 million, or 14.3 percent, compared to 2012, primarily due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2013, and 2012:

	Year ended December 31,
(in millions)	2013	2012
Mark-to-market impact from fuel contracts settling in future periods	$(103)	$(221)
Ineffectiveness from fuel hedges settling in future periods	11	42
Realized ineffectiveness and mark-to-market (gains) or losses	3	(42)
Premium cost of fuel contracts	60	36
Other	(3)	4
	$(32)	$(181)

Income Taxes

The Company's effective tax rate was approximately 37.6 percent for 2013, compared to 38.5 percent for 2012. On a non-GAAP basis, the Company currently projects a full year 2014 effective tax rate of approximately 37 to 39 percent based on forecasted financial results. However, the Company’s effective tax rate during interim periods of 2014 may differ significantly from this full-year estimate.

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
See previous Note Regarding Use of Non-GAAP Financial Measures.

2012 compared with 2011

The Company’s net income of $421 million ($0.56 per share, diluted) in 2012 increased by $243 million, or 136.5 percent, compared to its 2011 net income of $178 million ($0.23 per share, diluted). The Company’s GAAP results for both years were significantly impacted by the non-cash adjustments recorded as a result of the Company’s portfolio of derivative contracts utilized to hedge against jet fuel price volatility, as well as acquisition and integration costs associated with the Company’s 2011 acquisition of AirTran. As a result of the fuel hedges the Company had in place during 2012 — including those that settled during 2012 and those that will settle in future years—the Company recognized a net total of $28 million in gains allocated between Fuel and oil expense and Other (gains) losses, net, in the Consolidated Statement of Income. During 2011 the Company recognized a net total of $259 million in losses as a result of its fuel hedging activities, allocated between Fuel and oil expense and Other (gains) losses, net. Each of these totals for 2012 and 2011 include the net premium costs the Company paid to enter into a portion of its fuel derivative instruments such as option contracts which are classified as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging and Note 2 for further information on the acquisition of AirTran. In addition, the Company’s GAAP results for the year ended December 31, 2012, included a $137 million third quarter 2012 charge associated with the Company’s agreement with Delta and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717s to Delta. See Note 8 to the Consolidated Financial Statements for further information on this transaction. The Company’s GAAP results for the year ended December 31, 2011, included an asset impairment related to the Company’s decision not to equip its Classic (737-300/500) aircraft with Required Navigation Performance (RNP) capabilities. Excluding the impact of these items, the Company’s net income on a non-GAAP basis increased 26.4 percent for the year ended December 31, 2012, compared to 2011. This increase primarily was a result of better 2012 revenue production, which more than offset higher operating costs.

Operating revenues

Operating revenues for 2012 increased by $1.4 billion, or 9.1 percent, compared to 2011. The majority of the increase was due to the fact that 2012 results include the full year of AirTran Operating revenues, while 2011 results only include AirTran Operating revenues following the May 2, 2011, acquisition date. For the full year 2012, other than due to the inclusion of 12 months of activity versus only eight months in 2011, AirTran’s standalone Operating revenues did not otherwise have a significant impact on the Company’s consolidated results. Excluding the results of AirTran in both periods, Operating revenues for 2012 increased 5.5 percent on a dollar basis compared to 2011, primarily due to a 5.6 percent increase in Passenger revenues. Holding other factors constant, over 60 percent of the increase in Passenger revenues was attributable to higher Passenger yields (Passenger revenues per RPM flown), as the Company implemented fare increases in an attempt to buffer a portion of the impact of higher fuel costs. In addition to the fare increases the Company was able to implement and other revenue management techniques, the year-over-year increase in Passenger revenues benefited from continued optimization of the Company’s flight schedule to better match demand in certain markets and, at certain times, targeted marketing campaigns in which the Company differentiates its products and services from competitors. These increases were partially offset by a slight decrease in Southwest’s load factor, partially due to the impact of higher airfares on Customer demand.

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

Operating expenses

Operating expenses for 2012 increased by $1.5 billion, or 10.0 percent, compared to 2011, while capacity increased 6.3 percent compared to 2011. The increase in Operating expenses was primarily due to the inclusion of AirTran results for the full year 2012, while 2011 results only include AirTran Operating expenses following the acquisition date. Historically, except for changes in the price of fuel, changes in most Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company’s Operating expenses per ASM for 2012 and 2011, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Year ended December 31,				Per ASM change		Percent change
(in cents, except for percentages)	2012		2011
Salaries, wages, and benefits	3.69	¢	3.62	¢	0.07	¢	1.9%
Fuel and oil	4.78		4.68		0.10		2.1
Maintenance materials and repairs	0.88		0.79		0.09		11.4
Aircraft rentals	0.28		0.26		0.02		7.7
Landing fees and other rentals	0.81		0.80		0.01		1.3
Depreciation and amortization	0.66		0.59		0.07		11.9
Acquisition and integration	0.14		0.11		0.03		27.3
Other operating expenses	1.61		1.56		0.05		3.2
Total	12.85	¢	12.41	¢	0.44	¢	3.5%

On a per ASM basis, the Company’s Operating expenses (unit costs) for 2012 increased 3.5 percent compared to 2011. Approximately 23 percent of this year-over-year cost per available seat mile increase was due to higher fuel costs, as the Company’s average jet fuel cost per gallon increased 3.4 percent to $3.30, including the impact of hedging activity, and approximately 20 percent was due to higher maintenance materials and repairs costs. An increase in acquisition and integration expenses (incurred by Southwest) of $77 million also contributed to the year-over-year increase in costs on both a dollar and a per ASM basis during 2012. On a dollar basis, excluding the results for AirTran in both periods, Operating expenses increased 6.4 percent for 2012 compared to 2011, which was attributable to higher expenses in nearly every operating cost category, except for Aircraft rentals. On a non-GAAP basis, the Company’s Operating expenses per ASM for 2012, excluding fuel, increased 4.2 percent compared to 2011.

Salaries, wages, and benefits expense for 2012 increased by $378 million compared to 2011. Approximately $139 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while 2011 results only include AirTran Salaries, wages, and benefits expense following the acquisition date. Excluding the results of AirTran in both periods, Salaries, wages, and benefits expense increased 6.0 percent on a dollar basis for 2012 compared to 2011. Approximately 64 percent of this year-over-year increase was a result of higher salaries expense and approximately 18 percent was a result of higher Employee benefits expense, both primarily due to an increase in active full-time equivalent Employees. In addition, approximately 11 percent of the increase was due to an increase in profitsharing expense resulting from higher income available for profitsharing. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as acquisition and integration costs. See Note 10 to the Consolidated Financial Statements for further information on fuel hedging. On a consolidated basis, Salaries, wages, and benefits expense per ASM for 2012 increased 1.9 percent compared to 2011. The majority of the per ASM increase was due to an increase in active full-time equivalent employees.

Fuel and oil expense for 2012 increased by $476 million, or 8.4 percent, compared to 2011. Approximately $291 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran fuel and oil expense following the acquisition date. Excluding the results of AirTran in both periods, Fuel and oil expense for 2012 increased 3.8 percent on a dollar basis, versus 2011. On a per ASM basis, the Company’s 2012 Fuel and oil expense increased by 2.1 percent versus 2011. Both of these increases were primarily due to a 3.4 percent increase in the Company’s average fuel cost per gallon. As a result of the Company’s fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $157 million in 2012 in Fuel and oil expense relating to fuel derivative instruments versus net losses of $64 million recognized in Fuel and oil expense in 2011. These totals are inclusive of cash settlements realized from the expiration/settlement of fuel derivatives, which were $125 million paid to counterparties in 2012 versus $63 million paid to counterparties for 2011. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2012 increased by $177 million, or 18.5 percent, compared to 2011. Approximately $106 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Maintenance materials and repairs expense following the acquisition date. The majority of the remaining increase was attributable to higher engine expense from higher rates associated with the Company’s 737-700 fleet. Expense for the engines on this fleet is recorded on a per-flight hour basis and the maintenance agreement covering this fleet with GE Engine Services was modified during fourth quarter 2011 primarily to incorporate the 52 737-700s from the AirTran acquisition and convert them to the Southwest maintenance program, and to extend the term of that agreement to December 31, 2021. There was minimal engine maintenance expense for the AirTran 737s prior to the contract modification due to the fact that such engine expense was accounted for on a time and materials basis and there were no engine shop visits incurred. On a per ASM basis, the Company’s Maintenance materials and repairs expense for 2012 increased 11.4 percent compared to 2011. Over 40 percent of this increase was a result of the higher rates associated with the engines on the Company’s 737-700 fleet, and the majority of the remainder was due to higher airframe and component expense associated with ongoing Evolve modifications, which began in first quarter 2012.

Aircraft rentals expense for 2012 increased by $47 million, or 15.3 percent, compared to 2011. There was an increase of approximately $54 million due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Aircraft rentals expense following the acquisition date. Excluding the results of AirTran in both periods, as well as the impact of amortization associated with the unfavorable aircraft lease liability created as part of purchase accounting adjustments based on the estimated fair value of AirTran Boeing 717 leases, Aircraft rentals expense for 2012 decreased approximately 4.7 percent on a dollar basis compared to 2011. See Note 2 to the Consolidated Financial Statements for further information on purchase accounting. The majority of the decrease was due to a decrease in operating leased aircraft from 192 at December 2011 to 187 at December 2012. On a per ASM basis, the Company’s Aircraft rentals expense for 2012 increased 7.7 percent compared to 2011. This increase on a per ASM basis primarily was due to the acquisition of AirTran during 2011 and the fact that AirTran leases the majority of its aircraft fleet.

Landing fees and other rentals expense for 2012 increased by $84 million, or 8.8 percent, compared to 2011. The majority of the dollar increase was due to an increase in rates charged by airports for both landing fees and space rentals versus the same prior year period. In addition, approximately $29 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Landing fees and other rentals expense following the acquisition date. On a per ASM basis, the Company’s Landing fees and other rentals expense for 2012 increased by 1.3 percent compared to 2011 primarily due to higher rates paid for airport space.

Depreciation and amortization expense for 2012 increased by $129 million, or 18.0 percent, compared to 2011. Approximately 49 percent of this increase was due to an acceleration of depreciation expense associated with aircraft in the Company’s Classic (737-300/500) Fleet that were retired during 2012, coupled with the reduction in salvage values for the Company’s Classic Fleet. See Note 3 to the Consolidated Financial Statements for further information on these changes in estimates. In addition, approximately 34 percent of this increase was due to a full year of depreciation associated with the purchase of 18 aircraft (737-700s) in 2011 and the purchase of 29 aircraft (737-800s) during 2012 and approximately $16 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Depreciation and amortization expense following the acquisition date. On a per ASM basis, the Company’s Depreciation and amortization expense for 2012 increased by 11.9 percent compared to 2011, primarily due to the acceleration of depreciation expense associated with the aircraft in the Company’s Classic Fleet that were retired in 2012, coupled with a reduction in salvage values for the Company’s Classic Fleet.

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

Other operating expenses for 2012 increased by $160 million, or 8.5 percent, compared to 2011. Approximately $65 million of this increase was due to the inclusion of the full year of AirTran results in 2012, while the 2011 results only include AirTran Other operating expenses following the acquisition date. Excluding the results of AirTran in both periods, Other operating expenses for 2012 increased 5.8 percent on a dollar basis compared to 2011. This increase was primarily due to consulting fees, WiFi enplanement fees, and other costs associated with completed and ongoing projects, the majority of which were related to the Company’s strategic initiatives as previously discussed. On a per ASM basis, the Company’s Other operating expenses for 2012 increased by 3.2 percent compared to 2011, also due to consulting and other outside services costs associated with completed and ongoing projects.

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

Income taxes

The Company’s effective tax rate was approximately 39 percent for 2012 compared to 45 percent for 2011. The lower rate for 2012 primarily was driven by the Company’s higher 2012 income before taxes (thus diluting the impact of permanent tax differences), a portion of acquisition-related costs being non-deductible in 2011, and additional income tax expense of $5 million in 2011 as a result of an IRS settlement agreed to in first quarter 2011 related to tax years 2007 through 2009.

Liquidity and Capital Resources

Net cash provided by operating activities for 2013, 2012, and 2011 was $2.5 billion, $2.1 billion, and $1.4 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets were purchased prior to the day on which travel was provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2013, 2012, and 2011 were impacted primarily by the Company's results of operations, adjusted for noncash depreciation and amortization expense, as well as changes in the Air traffic liability and Accounts payable and accrued liabilities. Operating cash flows can also be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. In the Consolidated Statement of Cash Flows, changes to cash collateral deposits are reflected in operating cash flows as Cash collateral received from or provided to derivative counterparties. During 2013 and 2012 the Company received $57 million and $233 million, respectively, in cash collateral from derivative counterparties, and in 2011 the Company provided $195 million in cash collateral to derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, and provide working capital.

Net cash used in investing activities for 2013, 2012, and 2011 was $1.4 billion, $833 million, and $1.0 billion, respectively. Investing activities in 2013, 2012, and 2011 included payments for new aircraft delivered to the Company, progress payments for future aircraft deliveries, as well as purchases and sales of short-term and noncurrent investments. During 2013 and 2012 the Company's purchases and sales of short-term and noncurrent investments resulted in net cash provided of $63 million and $515 million, respectively, and in 2011 resulted in net cash used of $19 million.

Net cash used in financing activities for 2013, 2012, and 2011 was $851 million, $947 million, and $766 million, respectively. During 2013 the Company repaid $313 million in debt and capital lease obligations, compared to repayments of $578 million and $540 million during 2012 and 2011, respectively. The Company also repurchased approximately $540 million of its outstanding common stock through authorized share repurchases during 2013, compared to repurchases of $400 million and $225 million during 2012 and 2011, respectively.

The Company has access to a $1 billion unsecured revolving credit facility expiring in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The Company has approximately $546 million in debt maturities that come due during 2014, including its 5.25% notes due October 1, 2014. The Company has not yet determined whether it will repay its 2014 debt maturities with cash from operations or whether it might issue new debt in its place. During January 2014, the Company also notified its lender that it intends to repay its Fixed-rate 717 Aircraft Notes payable prior to their 2017 due date. These certificates will be paid in full on April 1, 2014, and due to their early repayment, the Company is expected to incur a $5 million penalty.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code in 2013 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer significant cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Note 4 to the Consolidated Financial Statements for a complete table of the Company’s firm orders, options, and purchase rights with Boeing and other parties. Under the Company’s agreement with Boeing, it has the option to substitute 737-600s for the 737-700s ordered with at least 24 months notice prior to the contractual delivery date and can substitute 737-800s for the 737-700s with at least twelve months notice. Additionally, during January 2014, the Company agreed to purchase five pre-owned aircraft from a third party for delivery in 2014.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2013, the Company operated 164 leased aircraft, of which 160 are under operating leases. Assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below, as well as in Note 8 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $182 million at December 31, 2013.

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

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2013:

	Obligations by period (in millions)
Contractual obligations	2014	2015 - 2016	2017 - 2018	Beyond 2018	Total
Long-term debt (1)	$609	$687	$744	$648	$2,688
Interest commitments - fixed (2)	136	195	119	117	567
Interest commitments - floating (3)	9	27	3	1	40
Operating lease commitments (4)	689	1,199	945	1,755	4,588
Capital lease commitments (5)	8	16	16	29	69
Aircraft purchase commitments (6)	876	2,004	2,224	6,807	11,911
Other commitments	372	182	—	—	554
Total contractual obligations	$2,699	$4,310	$4,051	$9,357	$20,417

(1)	Includes principal only and includes $68 million in 2014 associated with the Company’s convertible senior notes due 2016. See Note 5 to the Consolidated Financial Statements.

(2)	Related to fixed-rate debt only.

(3)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2013 and can be subject to significant fluctuation.

(4)
Includes Love Field Modernization Program commitment amounts, and includes the impact of the Boeing 717 lease/sublease transaction entered into in 2012. See Note 8 to the Consolidated Financial Statements.

(5)	Includes interest on capital leases.

(6)	Firm orders from Boeing and commitments with other parties.

The Company expects to incur no more than $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which $410 million has been recorded through December 31, 2013. These costs have been, and are expected to continue to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.2 billion as of December 31, 2013, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future integration expenditures. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. On May 16, 2012, the Company's Board of Directors increased the previous share repurchase authorization by $500 million to a total of $1.0 billion. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. Under an accelerated share repurchase agreement entered into by the Company with a third party financial institution in second quarter 2013, the Company paid a total of approximately $251 million and received a total of approximately 18.0 million shares. Under a separate accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2013, the Company paid approximately $150 million and received an initial delivery of approximately 11.5 million shares. Final settlement of this third quarter ASR Program occurred in December 2013, and the Company elected to make a cash payment of approximately $40 million. As of December 31, 2013, the Company's cumulative purchases under all Board-authorized repurchases since the August 2011 authorization have totaled 111 million shares for $1.2 billion of the $1.5 billion in total authorized by the Board. During 2014, the Company currently intends to complete the remaining authorized share repurchases of the $1.5 billion in total authorized by the Board.

Airport Projects

The Company has commitments associated with various airport improvement projects that will impact its future liquidity needs in differing ways. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 4 to the Consolidated Financial Statements.

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company has guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation (“LFAMC”) that have been utilized to fund the majority of the project. Repayment of the bonds will be through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments are expected to be made through recurring ground rents, fees, and other revenues collected at the airport.
Prior to the issuance of the bonds by the LFAMC, the Company entered into two separate funding agreements: (i) a “Facilities Agreement” pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the bonds (Facilities Payments), less other sources of funds the City of Dallas may apply to the repayment of the bonds (including but not limited to passenger facility charges collected from passengers originating from the Airport); and (ii) a “Revenue Credit Agreement” pursuant to which the City of Dallas will reimburse the Company for the Facilities Payments made by the Company.
A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement are expected to originate from a reimbursement account created in the “Use and Lease Agreement” between the City of Dallas and the Company. The Use and Lease Agreement is a 20-year agreement providing for, among other things, the Company’s lease of space at the Airport from the City of Dallas. The remainder of such monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement is expected to originate from (i) use and lease agreements with other airlines, (ii) various concession agreements, and (iii) other airport miscellaneous revenues.
The Company’s liquidity could be impacted by this project to the extent there are timing differences between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently expect that to occur. The project is not expected to have a significant impact on the Company’s capital resources or financial position.
Fort Lauderdale-Hollywood International Airport
The Company has committed to oversee and manage the design and construction of Fort-Lauderdale-Hollywood International Airport's Terminal 1 Modernization Project, including the design and construction of a new five-gate Concourse A with an international processing facility, at a cost not to exceed $295 million. Funding for the project will come directly from Broward County aviation sources, but will flow through the Company in its capacity as manager of the project. In general, as work is being completed on the project by various contractors, invoices would be submitted to Broward County for initial payment to the Company, which would then make such payments to the contractors performing the work.
The Company’s liquidity could be impacted by this project to the extent there are instances in which the Company chooses to make payments to contractors prior to receiving initial payment from Broward County, although the Company currently does not expect this to occur often based on its past experience with smaller projects conducted at the airport. The project is not expected to have a significant impact on the Company’s capital resources or financial position. Construction is currently estimated to begin during 2014.
Houston Hobby International Airport
The Company has committed to oversee and manage the construction, at Houston Hobby International Airport, of a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The Company and the City of Houston ("City") entered into an Airport Use and Lease Agreement ("Lease") to control the execution of this expansion and the financial terms thereof. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for the project. In return, the Company will receive a monthly credit for the capital cost portions of the international terminal, from the date of initial occupancy of the terminal until expiration of the Lease. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. At any time after the completion of the project, the City may buy out the Company’s investment in the international terminal for the then-unamortized cost of the project.
The Company’s liquidity will be impacted by this project from the point of initial funding until the time at which it receives monthly credits upon completion, and whether or not the City chooses to buy out the Company’s investment prior to the full amortization of the project. The project is not expected to have a significant impact on the Company’s capital resources or financial position.
Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.
Los Angeles International Airport
During 2013, the Company committed to oversee and manage a renovation of Terminal 1 at Los Angeles International Airport, where it operates at 12 of the total 15 available gates, at a cost not to exceed $400 million. Although the Company has agreed to oversee and manage the project, all parties continue to discuss the scope of the project and how it will ultimately be funded. At the current time, the Company has not determined whether or how its liquidity may be impacted by this project.
The project is expected to begin sometime during 2014.

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

Revenue recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in Air traffic liability, which includes a portion of the Company’s liability associated with its frequent flyer programs, fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s frequent flyer programs.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused, be refunded, or exchanged involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. According to Southwest’s current “Contract of Carriage,” all refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded. This policy also applies to unused Customer funds that may be left over from exchanging a less expensive ticket for a previously purchased ticket that was more expensive. On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements for further information. A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest and other airlines have consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel.

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

Accounting for long-lived assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 510 Boeing 737 aircraft and 10 Boeing 717 aircraft in the Company’s in-service fleet at December 31, 2013, which are either owned or on capital lease. The remaining 104 Boeing 737 aircraft and 56 Boeing 717 aircraft in the Company’s in-service fleet at December 31, 2013, are operated under operating leases. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer:

	Estimated useful life	Estimated residual value
Airframes and engines	23 to 25 years	2%-20%
Aircraft parts	Fleet life	4%
Ground property and equipment	5 to 30 years	0%-10%

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. For example, during third quarter 2012, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on current and expected future market conditions related to these aircraft, as well as a significant change in the way the Company expected to utilize the fleet, the Company reduced the residual values of these aircraft. This determination was made based on the continuous assessment of the market for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has increased the supply of older aircraft on the market. As this reduction in residual value is considered a change in estimate, it was accounted for on a prospective basis, and thus the Company has effectively accelerated the recording of depreciation expense over the remainder of the useful lives for each aircraft. The Company does not believe these changes in estimates towards the end of the useful lives for a given fleet type are unusual, especially given the rapid pace of technological advancement, volatile fuel prices, and recent significant transactions involving the Company’s fleet. The 2012 reduction in estimated salvage value resulted in a $34 million increase in depreciation expense during the second half of the year, and increased 2013 expense by approximately $26 million. See Note 3 to the Consolidated Financial Statements for further information.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2013, the Company was a party to over 706 separate financial derivative instruments related to its fuel hedging program for the years 2014 through 2017. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years. For example, during 2012, market “spot” prices for West Texas Intermediate crude oil peaked at a high of approximately $110 per barrel and hit a low price of approximately $78 per barrel. During 2013, market spot prices ranged from a high of $111 per barrel to a low of $87 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, and fixed price swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some historical periods, because of increased volatility in energy markets, the Company has in fact lost hedge accounting for certain types of commodities. In the third quarter of 2013, because of increased volatility in energy markets, the Company lost hedge accounting for West Texas Intermediate crude oil instruments. At this time, the Company marks all such derivatives to fair value in each quarterly period, with all changes in value reflected as a component of Other (gains) losses, net in the Consolidated Statement of Income. The Company did not lose hedge accounting for an entire commodity during 2012 or 2011. Although the Company’s prospective assessment has been utilized to ensure that the commodities used in most cases still qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s financial results.

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

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2013, 2012, and 2011, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2013, these included auction rate security investments, valued at $39 million, a portion of its fuel derivative option contracts, which were a net asset of $172 million, and $5 million in other investments.

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

In March 2011, Southwest launched its current Rapid Rewards frequent flyer program, under which members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points. As part of Southwest’s transition to the current program, Southwest did not convert members’ account balances under the previous program, and allowed members to continue to redeem those balances for award travel under the prior program rules for a period of time. As of December 31, 2013, no awards or credits issued under the previous program remained.

AirTran’s A+ Rewards frequent flyer program currently offers a number of ways to earn free travel, including bonus earnings for Business Class travel. A+ Rewards members currently can earn a credit for each one-way trip flown or 1.5 credits for one-way Business Class travel. A+ Rewards credits currently can also be earned for purchases made with an AirTran Airways A+ Visa card or an AirTran A+ Rewards Chase Visa credit card, qualifying car rentals from Hertz, for purchases from other A+ Rewards partners, and in conjunction with marketing promotions that AirTran may run from time to time. A+ Rewards members currently may purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster.

Both Southwest and AirTran utilize the incremental cost method of accounting for points and/or credits earned through flights taken in their respective frequent flyer programs. A liability is recorded for the estimated incremental cost of providing free travel as points and/or credits are being earned. The liability recorded represents the total number of points and/or credits expected to be redeemed by members, regardless of whether the members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit. At December 31, 2013, Southwest and AirTran’s consolidated incremental cost liability was approximately $79 million.

Southwest and AirTran also sell frequent flyer points and/or credits and related services to business partners participating in the respective frequent flyer programs. The majority of the points and/or credits sold to business partners are through the Southwest co-branded Chase Visa credit card or the AirTran A+ cards. Funds received from the sale of points and/or credits associated with these agreements are accounted for under the residual method. Under the residual method, as of both December 31, 2012, and 2013, Southwest estimated that 100 percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card relates to free travel. This is due to the significant increase in Southwest’s average fare in recent years, while the average value received from business partners for the purchase of points has remained relatively flat. Therefore, for accounting purposes, the Company currently assigns no value associated with items such as business partner access to Southwest’s frequent flyer program population for marketing/solicitation purposes, use of Southwest’s logo on the co-branded Chase Visa credit cards, and other trademarks, designs, images, etc., of Southwest for use in marketing materials. During 2011, the apportioned amount estimated to be associated with free travel as opposed to marketing services ranged from 86 percent to 92 percent. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. For any portion of funds received that is deemed not to be associated with future travel, the Company has determined that the period revenue is recognized is the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of Southwest’s frequent flyer members. Any estimated amount that is not associated with free travel would be recognized in Other revenue in the period earned. For AirTran, 100 percent of amounts received for credits sold is also estimated to relate to free travel and is deferred until the associated travel award is flown.

Under its current program, Southwest continues to estimate the portion of frequent flyer points that will not be redeemed. These estimates are based on experience in its previous program and expectations of customer behavior given the rules of the current program. Thus far, the Company has not had any material adjustments as a result of changes in its spoilage estimates. However, since the current program is still relatively new, these estimates may result in significant future adjustments based on actual experience.

Goodwill and other intangible assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2013, representing the excess of the fair value of AirTran’s assets and liabilities over its book value on the acquisition date. In addition, the Company has recorded other intangible assets totaling approximately $166 million at December 31, 2013, primarily consisting of leasehold rights to airport gates, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized as part of the valuation of AirTran. All of the Company’s intangible assets, other than goodwill and owned takeoff and landing slots at domestic airports, are finite-lived and are being amortized over their estimated economic useful lives. Goodwill is not amortized, but will continue to be tested for impairment at least annually, or more frequently if events or circumstances indicate that an impairment may exist. The Company has selected October 1st as its annual testing date for Goodwill impairment.

The Company applies a fair value based methodology in testing the carrying value of Goodwill for its one reporting unit. Key assumptions and/or estimates made in the Company’s 2013 Goodwill impairment test included the following: (i) a projection of revenues, expenses, and cash flows; (ii) an estimated weighted average cost of capital of 8.0 percent; and (iii) a tax rate of 37.6 percent. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates.

The Company made the determination that all of its owned domestic slots should be assigned an indefinite life and would thus not be subject to further amortization, including those that are owned but leased to other carriers. Among other factors, this was due to the Company’s reassessment of the current size and importance of its operations at New York’s LaGuardia Airport and Washington’s Ronald Reagan National Airport versus when the Company first began service to these airports in recent years. The impact of this prospective change in accounting estimate had an insignificant impact on amortization expense for 2013.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2013, Southwest and AirTran operated a total of 164 aircraft in service under operating and capital leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Commitments related to leases are disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short term and a long term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there is significant risk in not hedging against the possibility of such fuel price increases. The Company expects to consume approximately 1.8 billion gallons of jet fuel in 2014. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $18 million for 2014, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2013, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2014 through 2017. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2013, was a net asset of $180 million. In addition, no cash collateral deposits were provided by or held by the Company in connection with these instruments based on their fair value as of December 31, 2013. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2013 (for all years from 2014 through 2017) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $500 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2013 levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2013, the Company had eight counterparties in which the derivatives held were a net asset, totaling $187 million. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2013, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, lines of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or cash, lines or credit, and/or aircraft could be posted by the Company if the value of derivatives is a liability to the Company. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2013, at which such postings are triggered.

At December 31, 2013, no cash deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of December 31, 2013, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $395 million in cash collateral, post $82 million in aircraft collateral, and post $110 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations, and also has the ability to manage or reduce its derivative positions by entering into offsetting positions as one example.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of West Texas intermediate crude oil ("WTI"). The Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI are recorded directly to earnings. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the Company holds WTI-based derivatives, changes in the fair value of these positions will continue to create income statement volatility and may not provide complete protection against jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately six to twelve months into the future.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2013, $31 million had been provided to one counterparty associated with interest rate derivatives based on the Company’s outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, a total of $1 million in cash collateral had been provided to one counterparty at December 31, 2013, as a result of a net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2013, were assets to the Company.

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

Financial market risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch, a “BBB-” rating with Standard & Poor’s, and a “Baa3” credit rating with Moody’s as of December 31, 2013, all of which are considered “investment grade.” The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Notes 6 and 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2013, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $350 million 5.25% senior unsecured notes due 2014, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured notes due 2027. Each of these notes had previously been converted to floating rates, but in 2011 and 2012 the Company terminated the fixed-to-floating interest rate swap agreements related to them. See Note 10 to the Consolidated Financial Statements for further information. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which are being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The Company believes the fixed interest rates associated with each of these notes are comparable to average rates prevailing for similar debt instruments over the last ten years. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2013:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$210	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	85	6.84%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	413	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $430 million, and this debt had a weighted-average maturity of 3.53 years at floating rates averaging 2.36 percent for the year ended December 31, 2013. In total, the Company’s fixed-rate debt and floating rate debt represented 16.06 percent and 2.89 percent, respectively, of consolidated noncurrent assets at December 31, 2013.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.4 billion, and short-term investments, which totaled $1.8 billion, at December 31, 2013. See Notes 1 and 10 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of previous turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2013, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2013 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2013, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. Eleven of the Company’s hedging counterparty agreements contain ratings triggers in which cash collateral would be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2013, no cash collateral deposits were provided by or held by the Company under these provisions. If the Company’s credit rating had been below investment grade as of that date, the Company would have been required to post approximately $7 million in additional cash collateral deposits with fuel hedge counterparties.

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

As of December 31, 2013, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,355	$1,113
Short-term investments	1,797	1,857
Accounts and other receivables	419	332
Inventories of parts and supplies, at cost	467	469
Deferred income taxes	168	246
Prepaid expenses and other current assets	250	210
Total current assets	4,456	4,227

Property and equipment, at cost:
Flight equipment	16,937	16,367
Ground property and equipment	2,666	2,383
Deposits on flight equipment purchase contracts	764	416
Assets constructed for others	453	331
	20,820	19,497
Less allowance for depreciation and amortization	7,431	6,731
	13,389	12,766
Goodwill	970	970
Other assets	530	633
	$19,345	$18,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,247	$1,107
Accrued liabilities	1,229	1,102
Air traffic liability	2,571	2,170
Current maturities of long-term debt	629	271
Total current liabilities	5,676	4,650

Long-term debt less current maturities	2,191	2,883
Deferred income taxes	2,934	2,884
Construction obligation	437	331
Other noncurrent liabilities	771	856
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2013 and 2012	808	808
Capital in excess of par value	1,231	1,210
Retained earnings	6,431	5,768
Accumulated other comprehensive income (loss)	(3)	(119)
Treasury stock, at cost: 107,136,946 and 77,292,145 shares in 2013 and 2012 respectively	(1,131)	(675)
Total stockholders' equity	7,336	6,992
	$19,345	$18,596

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2013	2012	2011
OPERATING REVENUES:
Passenger	$16,721	$16,093	$14,754
Freight	164	160	139
Other	814	835	765
Total operating revenues	17,699	17,088	15,658

OPERATING EXPENSES:
Salaries, wages, and benefits	5,035	4,749	4,371
Fuel and oil	5,763	6,120	5,644
Maintenance materials and repairs	1,080	1,132	955
Aircraft rentals	361	355	308
Landing fees and other rentals	1,103	1,043	959
Depreciation and amortization	867	844	715
Acquisition and integration	86	183	134
Other operating expenses	2,126	2,039	1,879
Total operating expenses	16,421	16,465	14,965

OPERATING INCOME	1,278	623	693

OTHER EXPENSES (INCOME):
Interest expense	131	147	194
Capitalized interest	(24)	(21)	(12)
Interest income	(6)	(7)	(10)
Other (gains) losses, net	(32)	(181)	198
Total other expenses (income)	69	(62)	370

INCOME BEFORE INCOME TAXES	1,209	685	323
PROVISION FOR INCOME TAXES	455	264	145
NET INCOME	$754	$421	$178
NET INCOME PER SHARE, BASIC	$1.06	$0.56	$0.23
NET INCOME PER SHARE, DILUTED	$1.05	$0.56	$0.23
Cash dividends declared per common share	$.1300	$.0345	$.0180

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2013	2012	2011
NET INCOME	$754	$421	$178
Unrealized gain on fuel derivative instruments, net of deferred taxes of $31, $74, and $42	52	120	67
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $19, $0, and ($20)	31	(1)	(32)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $15, ($11), and $0	24	(17)	—
Other, net of deferred taxes of $7, $3, and $1	9	3	3
OTHER COMPREHENSIVE INCOME	$116	$105	$38
COMPREHENSIVE INCOME	$870	$526	$216

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2013, 2012, and 2011
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2010	$808	$1,183	$5,399	$(262)	$(891)	$6,237
Repurchase of common stock	—	—	—	—	(225)	(225)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(3)	(14)	—	37	20
Issuance of stock to acquire AirTran	—	—	(127)	—	650	523
Issuance of stock for conversion of debt	—	34	(27)	—	105	112
Net tax benefit (expense) of options exercised	—	(5)	—	—	—	(5)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.018 per share	—	—	(14)	—	—	(14)
Comprehensive income	—	—	178	38	—	216
Balance at December 31, 2011	$808	$1,222	$5,395	$(224)	$(324)	$6,877
Repurchase of common stock	—	—	—	—	(400)	(400)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(4)	(22)	—	49	23
Net tax benefit (expense) of options exercised	—	(24)	—	—	—	(24)
Share-based compensation	—	16	—	—	—	16
Cash dividends, $.0345 per share	—	—	(26)	—	—	(26)
Comprehensive income	—	—	421	105	—	526
Balance at December 31, 2012	$808	$1,210	$5,768	$(119)	$(675)	$6,992
Repurchase of common stock	—	—	—	—	(540)	(540)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	84	96
Net tax benefit (expense) of options exercised	—	(9)	—	—	—	(9)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.1300 per share	—	—	(91)	—	—	(91)
Comprehensive income	—	—	754	116	—	870
Balance at December 31, 2013	$808	$1,231	$6,431	$(3)	$(1,131)	$7,336

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$754	$421	$178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	867	844	715
Unrealized (gain) loss on fuel derivative instruments	(5)	(189)	90
Deferred income taxes	50	251	123
Changes in certain assets and liabilities:
Accounts and other receivables	(17)	(33)	(26)
Other assets	(46)	(104)	(196)
Accounts payable and accrued liabilities	343	186	253
Air traffic liability	400	334	262
Cash collateral received from (provided to) derivative counterparties	57	233	(195)
Other, net	74	121	152
Net cash provided by operating activities	2,477	2,064	1,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to acquire AirTran, net of AirTran cash on hand	—	—	(35)
Payments for purchase of property and equipment, net	(1,447)	(1,348)	(968)
Purchases of short-term investments	(3,135)	(2,481)	(5,362)
Proceeds from sales of short-term and other investments	3,198	2,996	5,343
Net cash used in investing activities	(1,384)	(833)	(1,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	96	27	20
Proceeds from termination of interest rate derivative instrument	—	38	76
Payments of long-term debt and capital lease obligations	(313)	(578)	(540)
Payments of convertible debt	—	—	(81)
Payments of cash dividends	(71)	(22)	(14)
Repayment of construction obligation	(5)	—	—
Repurchase of common stock	(540)	(400)	(225)
Other, net	(18)	(12)	(2)
Net cash used in financing activities	(851)	(947)	(766)

NET CHANGE IN CASH AND CASH EQUIVALENTS	242	284	(432)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,113	$829	$1,261
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,355	1,113	829
CASH PAYMENTS FOR:
Interest, net of amount capitalized	$133	$153	$185
Income taxes	$346	$100	$13
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Assets constructed for others	$105	$129	$116
Fair value of equity consideration given to acquire AirTran	$—	$—	$523
Fair value of common stock issued for conversion of debt	$—	$—	$78

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

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

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Comprehensive Income for the year ended December 31, 2012, the Company has reclassified $17 million from Other to Unrealized losses on defined benefit plan items, net of deferred tax.

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

As of December 31, 2013, no cash collateral deposits were either held by or provided by the Company to its fuel hedge counterparties and the Company had provided cash collateral deposits totaling $32 million to its interest rate hedge counterparties. As of December 31, 2012, the Company had no cash collateral deposits held by or provided by the Company to its fuel hedge counterparties and cash collateral deposits totaling $89 million to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2013, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2014. See Note 11 for further information. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s frequent flyer programs, and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts was immaterial at December 31, 2013, 2012, and 2011. In addition, the provision for doubtful accounts and write-offs for 2013, 2012, and 2011 were each immaterial.

Inventories

Inventories consist primarily of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $36 million and $34 million at December 31, 2013, and 2012, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2013, 2012, and 2011 were each immaterial.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft generally range from 2 to 20 percent and for ground property and equipment generally range from 0 to 10 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others primarily consists of airport improvement projects, once placed into service, in which the Company is considered the accounting owner of the facilities, and such assets are amortized to estimated residual value over the term of the Company's lease or the expected life of the asset. See Note 4.

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

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company also has “power-by-the-hour” agreements related to certain of its aircraft engines with external service providers. Under these agreements, which the

Company has determined effectively transfers the risk and creates an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on our best estimate of expected future aircraft utilization. The Company modified its engine maintenance contract for its Classic fleet (737-300/500s) during fourth quarter 2011 and, although payments made under this contract are made on the basis of flight hours, the risk-transfer concept under this agreement is no longer met, and the Company now records expense on a time and materials basis when an engine repair event takes place. The impact of this change on fourth quarter 2011 was a reduction in Maintenance materials and repairs expense of $30 million, resulting in an increase in net income of $16 million, and an increase in earnings per share (basic and diluted) of $.02 per share. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and intangible assets

Goodwill represents the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist. A fair value-based methodology is utilized in testing the carrying value to Goodwill, utilizing assumptions including: (i) a long-term projection of revenues and expenses; (ii) estimated discounted future cash flows; (iii) observable earnings multiples of publicly-traded airlines; (iv) weighted-average cost of capital; and (v) expected tax rate. Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy. As a result of the annual impairment test performed as of October 1, 2013, no impairment was determined to exist for Goodwill. In the Goodwill impairment analysis performed, the excess fair value of the enterprise over carrying value was estimated to be in excess of 50 percent.

Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. See Note 2 for further information on acquired identifiable intangible assets. The following table is a summary of the Company’s intangible assets as of December 31, 2013:

	Gross carrying amount (in millions)	Weighted-average useful life (in years)	Accumulated amortization (in millions)
Customer relationships/marketing agreements	$39	9	$23
Trademarks/trade names	36	6	25
Owned domestic slots	93	Indefinite	n/a
Leased domestic slots (1)	19	39	4
Noncompete agreements	5	2	5
Gate leasehold rights	60	19	29
Total	$252	15	$86

(1) Useful life of leased slots is based on the stated lease term.

During fourth quarter 2013, following the Company’s acquisition of additional slots at New York’s LaGuardia Airport, the Company made the determination that all of its owned domestic slots should be assigned an indefinite life and would thus not be subject to further amortization, including those that are owned but leased to other carriers. Among other factors, this was due to the Company’s reassessment of the current size and importance of its operations at New York’s LaGuardia Airport and Washington’s Ronald Reagan National Airport versus when the Company first began service to these airports in recent years. The impact of this prospective change in accounting estimate is immaterial. Also, as part of this change, the Company evaluated its previously owned domestic slots for impairment, but none was noted.

The aggregate amortization expense for 2013, 2012, and 2011 was $19 million, $25 million, and $50 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2014 – $13 million, 2015 – $11 million, 2016 – $8 million, 2017 – $5 million, 2018 – $5 million, and thereafter – $31 million.

Revenue recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has passed. Prior to September 13, 2013, funds associated with tickets in which a passenger did not show up for a flight without canceling were able to be reused on another flight for up to twelve months. On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Based on the Company's revenue recognition policy, revenue is now recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. This change in Company policy did not have a significant impact on the amount of spoilage revenue recorded during 2013 or the Company's estimate of the amount of spoilage it expects to record in future periods. Amounts collected from passengers for ancillary services such as baggage and other fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

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

Southwest and AirTran also sell frequent flyer points and related services to companies participating in their respective frequent flyer programs. Funds received from the sale of these points are accounted for using the residual method. Under this method, the Company determined the portion of funds received that relate to free travel were currently estimated to be 100 percent of the amount received under both Southwest’s Rapid Reward program and under AirTran’s A+ Reward program as of December 31, 2013. These amounts are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. In periods in which less than 100 percent of funds received are apportioned to free travel, the remainder of the amount received per point sold (the residual), which is not associated with future travel, includes items such as access to the Company’s frequent flyer program population for marketing/solicitation purposes on a monthly or quarterly basis, use of the Company’s logo on co-branded credit cards, and other trademarks, designs, images, etc. of the Company for use in marketing materials. This residual portion is recognized in Other revenue in the period earned, which the Company has determined is the period in which it has fulfilled its obligation under the executed contract with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. Southwest and AirTran’s consolidated liability associated with the sale of frequent flyer points and/or flight credits, was approximately $1.1 billion as of December 31, 2013. This liability is included as part of Air Traffic liability in the Company’s Consolidated Balance Sheet, based on current expectations of redemption patterns over the next twelve months.

In March 2011, Southwest re-launched its Rapid Rewards frequent flyer program. As part of Southwest’s transition to the current program, the Company did not convert members’ account balances under the previous program, but allowed members to continue to redeem those balances for award travel under the prior program rules for a period of time. The transition method used by the Company in moving members to the current program resulted in no material changes in the Company’s estimation of its existing frequent flyer liabilities as of the launch date. Although the current program is still relatively new and the Company does expect a reduction in the amount of spoilage associated with points earned within the program compared to its previous program; thus far, the impact of this expected reduction has not been material.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2013, 2012, and 2011 was $208 million, $223 million, and $237 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee compensation

The Company has share-based compensation plans covering several of its Employee groups, including plans covering the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 14.

Financial derivative instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, call spreads, and fixed-price swap agreements, and upon proper qualification are accounted for as cash-flow hedges. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and, including instruments acquired from AirTran, has swap agreements that convert certain floating-rate debt to a fixed-rate. These interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

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

Software capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which typically ranges from five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $357 million and $256 million at December 31, 2013, and 2012, respectively. Computer software depreciation expense was $90 million, $59 million, and $55 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income.

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

Concentration risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective bargaining agreements. The Company manages this risk by maintaining positive relationships with its Employees and its Employees’ Representatives. Substantially all of the Company's unionized Employees, including its Pilots, Mechanics, Customer Service Agents and Customer Representatives, Ramp, Operations, Provisioning, and Freight Agents, Flight Attendants, Materials Specialists, Flight Simulator Technicians, and Facilities Maintenance Technicians are in discussions on labor agreements. These Employee groups represent approximately 82 percent of the Company’s full-time equivalent Employees as of December 31, 2013.

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

2. AIRTRAN ACQUISITION AND RELATED MATTERS

Expenses related to the AirTran acquisition and integration

The Company has incurred and expects to continue to incur substantial Acquisition and integration expenses in connection with the AirTran acquisition, including the necessary costs associated with integrating the operations of the two companies. While the Company has assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. In some periods, these expenses have exceeded the estimated financial benefits that the Company achieved from the AirTran acquisition and the remaining integration of the companies could continue to result in the Company taking significant charges against earnings. The Company incurred acquisition and integration-related costs for the years ended December 31, 2013, 2012, and 2011, of $86 million, $183 million, and $134 million, respectively, primarily consisting of costs associated with the lease and sublease of AirTran's Boeing 717-200 fleet, consulting, Employee training, seniority integration, financial advisory fees, severance, technology integration projects, and facility integration expenses. In the Consolidated Statement of Income, these costs are classified as Acquisition and integration expenses.

Pro forma impact of the acquisition

The unaudited pro forma results presented below include the effects of the AirTran acquisition as if it had been consummated as of January 1, 2011. The pro forma results include the amortization associated with estimates for the acquired intangible assets, fair value adjustments for deferred revenue, favorable/unfavorable leasehold interests, property and equipment, and long-term debt. In addition, the pro forma results do not include any anticipated synergies, or the assumption of hedge accounting for AirTran’s derivative instruments, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2011.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

Year ended December 31,
(in millions, except per share data)	2011
Total operating revenues	$16,601
Net income	160
Net income per share, basic	0.21
Net income per share, diluted	0.21

3. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

During first quarter 2012 the Company changed the estimated retirement dates of several 737-300 and 737-500 aircraft based on revisions in the Company’s fleet plan. This change, which was accounted for on a prospective basis, resulted in an acceleration of depreciation expense, since the majority of these aircraft had previously been expected to retire in periods beyond 2012, but were subsequently expected to be retired during 2012. For the year ended December 31, 2012, the impact of this change was an increase in depreciation expense of approximately $12 million, excluding the impact of profitsharing and income taxes ($6 million after the impact of profitsharing and taxes, with a $.01 decrease in both basic and diluted net income per share). The impact of this change on 2013 was not material.

During third quarter 2012 the Company changed the estimated residual values of its entire fleet of owned 737-300 and 737-500 aircraft. This change was based on an agreement entered into during July 2012, pursuant to which the Company will lease or sublease certain aircraft to Delta Air Lines, Inc., and the resulting impact this transaction will have on how the Company manages the ultimate retirement of its owned 737-300 and 737-500 aircraft. See Note 8 for further information on the lease/sublease transaction. Based on the expected retirement dates and current and expected future market conditions related to its owned 737-300 and 737-500 aircraft, the Company reduced the residual values of these aircraft from approximately ten percent of original cost to approximately two percent of original cost. As this reduction in residual value is considered a change in estimate, it has been accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft. The impact of this change on the year ended December 31, 2012, was an increase in depreciation expense of approximately $34 million, excluding the impact of profitsharing and income taxes ($18 million after the impact of profitsharing and taxes, with a $.02 decrease in both basic and diluted net income per share). The impact of this change on the year ended December 31, 2013, was an increase in depreciation expense of approximately $26 million, excluding profitsharing and income taxes ($14 million after profitsharing and taxes, with a $.02 decrease in both basic and diluted net income per share).

On December 16, 2011, the Financial Accounting Standards Board ratified Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and the Company adopted this ASU during first quarter 2013. This ASU did not have a material effect on the Company's financial position or results of operations, but did change the Company's disclosure policies for financial derivative instruments. See Note 10.

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the year ended December 31, 2013, the Company purchased 16 new 737-800 aircraft from Boeing, leased two new 737-800 aircraft from a third party, retired from service 11 of its older 737-300 and 737-500 aircraft and one of its 737-700 aircraft, and removed 22 of its 717-200 aircraft from

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

active service. In addition, the Company also leased two 737-700 aircraft from a third party which were placed into service during third quarter 2013. As of December 31, 2013, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG						The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C		-7 Firm Orders	-8 Firm Orders		Options	Total
2014	—		33	—	7	(2)	—	—		—	40
2015	—		19	—	5		—	—		—	24
2016	31		—	12	—		—	—		—	43
2017	15		—	12	—		—	14		—	41
2018	10		—	12	—		—	13		—	35
2019	—		—	—	—		15	10		—	25
2020	—		—	—	—		14	22		—	36
2021	—		—	—	—		1	33		18	52
2022	—		—	—	—		—	30		19	49
2023	—		—	—	—		—	24		23	47
2024	—		—	—	—		—	24		23	47
2025	—		—	—	—		—	—		36	36
2026	—		—	—	—		—	—		36	36
2027	—		—	—	—		—	—		36	36
Total	56	(1)	52	36	12		30	170	(3)	191	547

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company executed an agreement in January 2014 to purchase an additional five 737-700 aircraft from a third party.
(3) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.

The Company's financial commitments associated with the firm orders in the above aircraft table are as follows: $876 million in 2014, $824 million in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, and $6.8 billion thereafter.

In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County aviation sources, but will flow through the Company in its capacity as manager of the project. Although construction on the project is not expected to begin until late in 2014, the Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the Consolidated Balance Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built (with a corresponding cash outflow in Investing activities in the Consolidated Statement of Cash Flows), and an increase to Construction obligation (with a corresponding cash inflow in Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

Southwest ticketing counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the Company will receive a monthly credit for the capital cost portions of the international terminal, from the date of initial occupancy of the terminal until expiration of the Lease. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. At any time after the completion of the project, the City may buy out the Company’s investment in the international terminal for the then-unamortized cost of the project. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the Consolidated Balance Sheet, along with a corresponding outflow within Payments for purchase of property and equipment, net, in the Consolidated Statement of Cash Flows. The amounts recorded for 2013 were not material.

In March 2013, the Company executed an agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the agreement, the Company will oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $400 million. The Company and LAWA are currently working on how the project will be funded, which may include, but is not limited to, the funding being provided by the Company (for which it would be reimbursed upon completion of different project phases, as defined, or from an external source). Although construction on the project is not expected to begin until the middle of 2014, the Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. However, since the source of funding for the project has not yet been decided upon, the final accounting treatment will be determined at a later date.

During 2008 the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field (“Airport”) with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, and 11 new gates and new concessions opened in April 2013. Another new gate opened in July 2013, and full completion of the project is scheduled for second half 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

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

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of December 31, 2013, the Company had recorded LFMP construction costs of $430 million (of which $350 million has been placed into service and was classified as Assets constructed for others and $80 million was in progress and is classified within Ground property and equipment) and had a liability of $437 million classified as Airport construction obligations in its Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded for the year ended December 31, 2013, associated with the LFMP assets in service was $9 million. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. Such 2013 payments are reflected as Repayments of airport construction obligations in the Consolidated Statement of Cash Flows. Further, future contractual airport rental payments to the City of Dallas are included in the schedule of future minimum lease payments in Note 8. The Company records interest expense on the Construction obligation at an imputed rate based on the outstanding bonds.

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

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2013	December 31, 2012
Derivative contracts	$145	$306
Intangible assets	166	138
Non-current investments	44	41
Other	175	148
Other assets	$530	$633

(in millions)	December 31,2013	December 31, 2012
Accounts payable trade	$189	$174
Salaries payable	156	148
Taxes payable	146	128
Aircraft maintenance payable	331	299
Fuel payable	102	112
Other payable	323	246
Accounts payable	$1,247	$1,107

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

(in millions)	December 31, 2013	December 31, 2012
Profitsharing and savings plans	$244	$135
Aircraft and other lease related obligations	173	139
Vacation pay	278	270
Health	73	70
Derivative contracts	12	50
Workers compensation	161	159
Accrued taxes	65	67
Other	223	212
Accrued liabilities	$1,229	$1,102

(in millions)	December 31, 2013	December 31, 2012
Postretirement obligation	$138	$148
Non-current lease-related obligations	290	376
Other deferred compensation	163	141
Deferred gains from sale and leaseback of aircraft	65	63
Other	115	128
Other non-current liabilities	$771	$856

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. REVOLVING CREDIT FACILITY

On April 2, 2013, the Company entered into a new $1 billion unsecured revolving credit facility expiring in April 2018, and terminated its previous facility, which would have expired in April 2016. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The new facility also contains the same financial covenant as the previous facility, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2013, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

7. LONG-TERM DEBT

(in millions)	December 31, 2013	December 31, 2012
5.25% Notes due 2014	$357	$366
5.75% Notes due 2016	320	331
5.25% Convertible Senior Notes due 2016	115	117
5.125% Notes due 2017	322	329
Fixed-rate 717 Aircraft Notes payable through 2017—10.37%	41	57
French Credit Agreements due 2018—1.05%	46	56
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	30	36
Term Loan Agreement due 2019—6.315%	210	241
Term Loan Agreement due 2019—6.84%	85	95
Term Loan Agreement due 2020—5.223%	413	451
Floating-rate 737 Aircraft Notes payable through 2020	340	527
Pass Through Certificates due 2022—6.24%	371	394
7.375% Debentures due 2027	136	138
Capital leases (Note 8)	56	37
	$2,842	$3,175
Less current maturities	629	271
Less debt discount and issuance costs	22	21
	$2,191	$2,883

AirTran Long-Term Debt

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

AirTran Holdings previously entered into aircraft purchase financing facilities, under which a total of 22 737-700 aircrafts were financed as of December 31, 2013.

As of December 31, 2013, after prepaying aircraft secured term loans for eight aircraft during 2012 and the first half of 2013, 19 Boeing 737 aircraft remain that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2013, the weighted average interest rate is 1.68 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2013, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The notes mature in years 2016 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of December 31, 2013, three Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2013, the weighted average interest rate is 7.02 percent. Payments of principal and interest under the notes are due semi-annually. The notes mature in years 2016 to 2018.

As of December 31, 2013, eight Boeing 717 aircraft were pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs). Principal and interest payments on the EETCs are due semi-annually through April 2017. The EETCs bear interest at a fixed rate of 10.37 percent.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due in 2016. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes are convertible into AirTran conversion units of 166.2806 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes would receive shares of the Company’s common stock at a conversion rate of 53.3761 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their convertible senior notes into cash and shares of common stock at their option at any time. As such, the Company has classified $68 million, which is the cash portion the Company would be required to pay upon conversion, as current maturities in the Consolidated Balance Sheet. The convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option was effectively separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Company’s common stock price, was performed for the debt with and without the equity to measure the equity component. The value allocated to the conversion option of $35 million is classified as permanent equity. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes. The dilutive effect of the shares that would be issued if the convertible notes were converted is considered in the Company’s net income per share calculations, unless such conversion would be considered antidilutive. See Note 9.

Other Company Long-Term Debt

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal that began August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30%, and interest is payable quarterly, which payments began on August 6, 2009. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.315% until maturity.

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company has borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal that began January 1, 2010. The loan bears interest at a fixed rate of 6.84%, and interest is payable semi-annually, which payments began on January 1, 2010.

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are repayable quarterly in installments of principal, with the first payment made on August 9, 2008. The loans bear interest at the LIBO Rate (as defined in the term loan agreement) plus 0.95%, and interest is payable quarterly. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223% until maturity.

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

During December 2006, the Company issued $300 million senior unsecured notes due 2016. The notes bear interest at 5.75%, payable semi-annually in arrears, with the first payment made on June 15, 2007. During fourth quarter 2009, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

During February 2005, the Company issued $300 million senior unsecured notes due 2017. The notes bear interest at 5.125%, payable semi-annually in arrears, with the first payment made on September 1, 2005. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in January 2011. See Note 10 for more information on the interest rate swap agreement and termination.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

of the loans, and the Company may terminate the arrangements in any year on either of those dates, under certain conditions. The Company pledged four aircraft as collateral for the transactions.

In September 2004, the Company issued $350 million senior unsecured notes due 2014. The notes bear interest at 5.25%, payable semi-annually in arrears on April 1 and October 1. Concurrently, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in January 2011. See Note 10 for more information on the interest rate swap agreement and termination.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $182 million at December 31, 2013.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.2 billion at December 31, 2013. In addition, the Company has pledged a total of up to 81 of its Boeing 737-700 aircraft at a net book value of $2.1 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2013, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2018 and thereafter, were $546 million in 2014, $170 million in 2015, $597 million in 2016, $506 million in 2017, $251 million in 2018, and $674 million thereafter.

8. LEASES

The Company had four aircraft classified as capital leases at December 31, 2013, compared to two aircraft classified as capital leases at December 31, 2012. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2013	2012
Flight equipment	$69	$45
Less: accumulated amortization	12	8
	$57	$37

Total rental expense for operating leases, both aircraft and other, charged to operations in 2013, 2012, and 2011 was $997 million, $943 million, and $847 million, respectively. The majority of the Company’s terminal operations space, as well as 160 aircraft in the Company's active fleet, were under operating leases at December 31, 2013. For aircraft operating leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2013, were:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

(in millions)	Capital leases	Operating leases*	Subleases	Operating leases, net
2014	$8	$689	$(52)	$637
2015	8	655	(90)	565
2016	8	544	(106)	438
2017	8	516	(106)	410
2018	8	429	(102)	327
Thereafter	29	1,755	(242)	1,513
Total minimum lease payments	69	$4,588	$(698)	$3,890
Less amount representing interest	13
Present value of minimum lease payments	56
Less current portion	6
Long-term portion	$50

 *Includes LFMP airport rental payments of $23 in 2014, $24 in 2015, $24 in 2016, $24 in 2017, $25 in 2018, and $685 thereafter. See Note 4.

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

During fourth quarter 2013, the Company entered into sale and leaseback transactions with a third party aircraft lessor for the sale and leaseback of two Boeing 737-800 aircraft. The transactions were closed on the date of delivery from Boeing, and resulted in the delivery payments being made by the aircraft lessor directly to Boeing, and Southwest being refunded the $12 million in progress payments it had previously made to Boeing during the period the aircraft was being constructed. These transactions resulted in deferred gains that are not material, which are being amortized over the terms of the respective leases, which are both 11 years. Both of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta. The first converted B717 was delivered to Delta during late September 2013, and a total of 13 B717s were delivered to Delta during 2013. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month. A total of 78 of the B717s are on operating lease, eight are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company's operations, as Southwest has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company's modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or its acquisition of used 737s.

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates. In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

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

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represents the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 78 B717s that are currently accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's Consolidated Statement of Income and were included as a component of Other, net in Cash flows from operating activities in the Company's Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's Consolidated Balance Sheet. See Note 2 for further information on the Company's Acquisition and integration costs. Following the initial recording of the $137 million liability in 2012, the Company paid $9 million in costs associated with the transaction, resulting in a liability balance of $128 million as of December 31, 2012. During 2013, the Company paid $12 million in costs, and recorded $6 million in accretion of the liability, resulting in a liability balance of $122 million as of December 31, 2013. The Company may also incur other costs associated with this transaction, such as potential changes associated with the extension of the time between when the Company removes an aircraft from revenue service and the time it is delivered to Delta. The Company has anticipated a reasonable period of transition time for the conversion process, but for some aircraft this period of time will be longer than anticipated due to the Company's plans to halt all B717 service on or around the end of 2014. The Company will follow "cease-use" date accounting guidance for these instances and thus may incur additional charges at the time the aircraft are removed from service. Any additional charges are not expected to be material.

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2013	2012	2011
NUMERATOR:
Net income	$754	$421	$178
Incremental income effect of interest on 5.25% convertible notes	3	3	—
Net income after assumed conversion	$757	$424	$178

DENOMINATOR:
Weighted-average shares outstanding, basic	710	750	774
Dilutive effect of Employee stock options and restricted stock units	2	1	1
Dilutive effect of 5.25% convertible notes	6	6	—
Adjusted weighted-average shares outstanding, diluted	718	757	775

NET INCOME PER SHARE:
Basic	$1.06	$0.56	$0.23
Diluted	$1.05	$0.56	$0.23

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	9	35	48
5.25% convertible notes	—	—	6

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

For 2013, the Company had fuel derivative instruments in place for 51 percent of its fuel consumption. As of December 31, 2013, the Company also had fuel derivative instruments in place to provide coverage for 43 percent of its 2014 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2014 through 2017 on an “economic” basis considering current market prices:

	Fuel hedged as of
	December 31, 2013	Derivative underlying commodity type as of
Period (by year)	(gallons in millions)(a)	December 31, 2013
2014	764	WTI crude, Brent crude oil, GC Jet Fuel
2015	1,156	WTI crude and Brent crude oil
2016	977	Brent crude oil
2017	933	WTI crude and Brent crude oil

(a) The Company determines gallons hedged based on market prices and forward curves as of December 31, 2013. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2011, 2012, or during the year ended December 31, 2013.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, during 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for the second half of 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. The change in fair value of the Company's WTI derivative contracts during the second half of 2013 was an increase of $15 million, which resulted in a gain in the Consolidated Statement of Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$74	$—	$—	$—
Fuel derivative contracts (gross)	Other assets	209	355	1	16
Fuel derivative contracts (gross)	Accrued liabilities	—	—	—	—
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	—	—	—
Interest rate derivative contracts	Other assets	20	31	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	77	126
Total derivatives designated as hedges		$303	$386	$78	$142
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$175	$375	$182	$327
Fuel derivative contracts (gross)	Other assets	16	233	99	351
Fuel derivative contracts (gross)	Accrued liabilities	9	10	21	60
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	—	—	—
Total derivatives not designated as hedges		$200	$618	$302	$738
Total derivatives		$503	$1,004	$380	$880

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2013	2012
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	32	89
Receivable from third parties for fuel contracts - current	Accounts and other receivables	57	—
Receivable from third parties for fuel contracts - noncurrent	Other assets	—	54
Prepaid settlements for fuel contracts - current	Prepaid expenses and other current assets	—	15

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty that settle on the same day and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet.

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At December 31, 2013, and December 31, 2012, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments.

As of December 31, 2013, $31 million had been provided to one counterparty associated with interest rate derivatives based on the Company's outstanding net liability derivative position with that counterparty. In addition, in connection with interest rate swaps entered into by AirTran, $1 million had been provided to one counterparty at December 31, 2013, as a result of the outstanding net liability derivative position with that counterparty. The outstanding interest rate net derivative positions with all other counterparties at December 31, 2013, were assets to the Company.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2013				December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$249	$(182)	$67	(a)	$375	$(327)	$48	(a)
Fuel derivative contracts	Other assets	$225	$(100)	$125		$588	$(367)	$221
Fuel derivative contracts	Accrued liabilities	$9	$(9)	$—		$10	$(10)	$—
Fuel derivative contracts	Other noncurrent liabilities	$—	$—	$—		$—	$—	$—
Interest rate derivative contracts	Other assets	$20	$—	$20		$31	$—	$31

(a) Amounts included in Prepaid expenses and other current assets.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2013			December 31, 2012
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$182	$(182)	$—	$327	$(327)	$—
Fuel derivative contracts	Other assets	$100	$(100)	$—	$367	$(367)	$—
Fuel derivative contracts	Accrued liabilities	$21	$(9)	$12	$60	$(10)	$50
Fuel derivative contracts	Other noncurrent liabilities	$—	$—	$—	$—	$—	$—
Interest rate derivative contracts	Other noncurrent liabilities	$77	$(32)	$45	$126	$(89)	$37

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2013 and 2012:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended				Year ended				Year ended
	December 31,				December 31,				December 31,
(in millions)	2013		2012		2013		2012		2013	2012
Fuel derivative contracts	$52	*	$(19)	*	$103	*	$101	*	$10	$43
Interest rate derivatives	(14)	*	17	*	18	*	(16)	*	1	—
Total	$38		$(2)		$121		$85		$11	$43

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2013	2012	on derivatives
Fuel derivative contracts	$(100)	$(264)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2013, 2012, and 2011 of $60 million, $36 million, and $107 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2013, were approximately $28 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2013. In addition, as of December 31, 2013, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $57 million, net of taxes. These net gains were recognized in 2013 and prior periods, and are reflected in Retained earnings as of December 31, 2013, but the underlying derivative instruments will not expire/settle until 2014 or future periods.

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

The Company has floating-to-fixed interest rate swap agreements associated with its $600 million floating-rate term loan agreement due 2020 and its $332 million term loan agreement due 2019 that are accounted for as cash flow hedges. These interest rate hedges have fixed the interest rate on the $600 million floating-rate term loan agreement at 5.223% until maturity, and for the $332 million term loan agreement at 6.315% until maturity.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $20 million are fair value hedges and are classified as a component of Other assets. The corresponding adjustment related to the net asset associated with the Company’s fair value hedges is to the carrying value of the long-term debt. Agreements totaling a net liability of $77 million are cash flow hedges and are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI. See Note 12.

AirTran has also entered into a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, it pays fixed rates between 4.35% and 6.435% and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2013, was $275 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

In June 2012, the Company terminated the AirTran floating-to-fixed interest rate swap agreements related to its Floating-rate 737 Aircraft Notes payable through 2020. These swaps were previously designated as cash flow hedges and the gains and/or losses that had previously been deferred in AOCI, which were not material, are being released to expense/income in accordance with the original debt payment schedule. The release of amounts deferred in AOCI related to these interest rate swap agreements was not material during 2013 and is not expected to have a material effect on the Company’s future results of operations.

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

As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2013 for the Company’s $300 million 5.75% Notes due 2016 was approximately 2.54 percent, based on actual and forward rates as of December 31, 2013.

Credit risk and collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2013, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2013, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other(a)	Total
Fair value of fuel derivatives	$27	$42	$41	$24	$26	$20	$180
Cash collateral held (by) CP	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(250) to (650)(d)	(100) to (500)(d)	N/A	(250) to (650) (d)	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150)(e)	(50) to (250) or >(650)(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (250) or >(650)	(50) to (100) or >(500)	>(50)	(50) to (250) or >(650)	>(50)
Cash is received from CP	>50	>150	>175(c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(250) to (650)(d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (250) or >(650)	(0) to (100) or >(500)	(b)	(0) to (250) or >(650)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft can be pledged to CP as collateral	(250) to (650)	(100) to (500)	N/A	(250) to (650)	N/A

(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of December 31, 2013.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of December 31, 2013.

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

As of December 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

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

All of the Company’s auction rate security instruments, totaling $39 million (net) at December 31, 2013, are classified as available-for-sale securities and are reflected at their estimated fair value in the Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013, and December 31, 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$992	$992	$—	$—
Commercial paper	280	—	280	—
Certificates of deposit	23	—	23	—
Eurodollar Time Deposits	60	—	60	—
Short-term investments:
Treasury bills	1,570	1,570	—	—
Certificates of deposit	227	—	227	—
Noncurrent investments (b)
Auction rate securities	39	—	—	39
Interest rate derivatives (see Note 10)	20	—	20	—
Fuel derivatives:
Swap contracts (c)	16	—	16	—
Option contracts (c)	458	—	—	458
Option contracts (d)	9	—	—	9
Other available-for-sale securities	63	58	—	5
Total assets	$3,757	$2,620	$626	$511
Liabilities
Fuel derivatives:
Swap contracts (c)	$(8)	$—	$(8)	$—
Option contracts (c)	(274)	—	—	(274)
Option contracts (d)	(21)	—	—	(21)
Interest rate derivatives (see Note 10)	(77)	—	(77)	—
Deferred compensation	(158)	(158)	—	—
Total liabilities	$(538)	$(158)	$(85)	$(295)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.
(d) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

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
(c) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.
(d) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2013 or 2012. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 or 2012. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2013 and 2012:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2012	$219		$36		$5	$260
Total gains or (losses) (realized or unrealized)
Included in earnings	71		—		—	71
Included in other comprehensive income	(107)		3		—	(104)
Purchases	357	(a)	—		—	357
Sales	(417)	(a)	—		—	(417)
Settlements	49		—		—	49
Balance at December 31, 2013	$172		$39	(b)	$5	$216
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$86		$—		$—	$86

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2011	$417		$67		$5	$489
Total gains or (losses) (realized or unrealized)
Included in earnings	(62)		—		—	(62)
Included in other comprehensive income	22		—		—	22
Purchases	1,003	(a)	—		—	1,003
Sales	(1,081)	(a)	(31)		—	(1,112)
Settlements	(80)		—		—	(80)
Balance at December 31, 2012	$219		$36	(b)	$5	$260
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$27		$—		$—	$27

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the Consolidated Balance Sheet.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately, as a component of Other (gains) losses, net. See Note 10 for further information on hedging. Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses, and were immaterial for 2013 and 2012.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at December 31, 2013:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2014	9-25%
			2015	13-23%
			2016	13-20%
			2017	13-17%
Auction rate securities	Discounted cash flow	Time to principal recovery		5-8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-3%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2013, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	$357	$362	Level 2
5.75% Notes due 2016	320	354	Level 2
5.25% Convertible Senior Notes due 2016	115	178	Level 2
5.125% Notes due 2017	322	346	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.37%	41	39	Level 2
French Credit Agreements due 2018 - 1.05%	46	46	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	30	31	Level 3
Term Loan Agreement due 2019 - 6.315%	210	213	Level 3
Term Loan Agreement due 2019 - 6.84%	85	90	Level 3
Term Loan Agreement due 2020 - 5.223%	413	388	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	340	335	Level 3
Pass Through Certificates due 2022 - 6.24%	371	418	Level 2
7.375% Debentures due 2027	136	146	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2013 and 2012:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(297)	$(107)	$54	$(14)	$140	$(224)
2012 changes in fair value	31	(27)	(28)	6	(73)	(91)
Reclassification to earnings	163	26	—	—	7	196
Balance at December 31, 2012	$(103)	$(108)	$26	$(8)	$74	$(119)
2013 changes in fair value	(82)	22	39	16	—	(5)
Reclassification to earnings	165	28	—	—	(72)	121
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	$(3)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2013:

Year ended December 31, 2013
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$165	Fuel and oil expense
	62	Less: Tax Expense
	$103	Net of tax
Unrealized gain on interest rate derivative instruments	$28	Interest expense
	10	Less: Tax Expense
	$18	Net of tax

Total reclassifications for the period	$121	Net of tax

13. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2013, the Company had 29 million shares of common stock reserved for issuance pursuant to Employee stock plans (of which 22 million shares had not been granted) through various share-based compensation arrangements. See Note 14.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

The Consolidated Statement of Income for the years ended December 31, 2013, 2012, and 2011, reflects share-based compensation expense of $18 million, $16 million, and $13 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2013, 2012, and 2011, was not material. As of December 31, 2013, there was $22 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted stock units and stock grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) to certain Employees during 2011, 2012, and 2013. In addition, the Company granted approximately 63 thousand shares of unrestricted stock at a weighted average grant price of $14.34 in 2013, approximately 82 thousand shares at a weighted average grant price of $8.21 in 2012, and approximately 33 thousand shares at a weighted average grant price of $12.26 in 2011 to members of its Board of Directors. The fair value of RSUs and unrestricted stock grants is based on the closing price of the Company’s common stock on the date of grant. Outstanding RSUs vest over three years, subject to the individual’s continued employment or service. The Company recognizes expense on a straight-line basis over the vesting period. A remaining balance of up to 10 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan. Aggregated information regarding the Company’s RSUs is summarized below:

	RESTRICTED STOCK UNITS
	Units (000)	Wtd. Average Fair Value
Outstanding December 31, 2010	990	$12.28
Granted	1,007	12.27
Vested	(327)	12.28
Surrendered	(30)	12.28
Outstanding December 31, 2011	1,640	12.27
Granted	1,939	8.21
Vested	(644)	12.27
Surrendered	(59)	10.54
Outstanding December 31, 2012	2,876	9.57
Granted	1,139	14.34
Vested	(1,263)	10.24
Surrendered	(168)	9.11
Outstanding December 31, 2013	2,584	$11.38

Stock options

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering other Employees and members of the Board of Directors (other Employee plans). None of the collective bargaining plans were required to be approved by Shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. There were no material grants of stock options to Employees covered by collective bargaining plans during 2011, 2012, or 2013. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of the collective bargaining plans. Options granted to Employees and members of the Board of Directors through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair value of the Company’s common stock on the date of grant, and have 10-year terms. All of the options included in other Employee plans have been approved by Shareholders, except one plan covering non-management, non-contract Employees, which did not require Shareholder approval and had an insignificant number of options outstanding as of December 31, 2013. Although the Company

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. Stock options issued by the Company during 2013 and 2012 were immaterial.

Aggregated information regarding Company issued stock options is summarized below:

	STOCK OPTION PLANS
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term	Aggregate intrinsic value (millions)
Outstanding December 31, 2010	50,982	$14.68
Granted	—	—
Exercised	(181)	7.74
Surrendered	(3,477)	17.38
Outstanding December 31, 2011	47,324	$14.51
Granted	6	9.00
Exercised	(573)	8.00
Surrendered	(27,847)	14.85
Outstanding December 31, 2012	18,910	$14.19
Granted	—	—
Exercised	(6,633)	13.31
Surrendered	(3,116)	14.94
Outstanding December 31, 2013	9,161	$14.58	1.9	$39
Vested or expected to vest at December 31, 2013	9,137	$14.58	1.9	$39
Exercisable at December 31, 2013	8,689	$14.49	1.9	$38

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2013, 2012, and 2011, was $22 million, $1 million, and $1 million, respectively. The total grant date fair value of shares vesting during the years ended December 31, 2013, 2012, and 2011, was $16 million, $13 million, and $13 million, respectively.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 11 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2013, 2012, and 2011, participants under the plan purchased 1.5 million shares, 2.2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

million shares, and 1.7 million shares at average prices of $12.03, $8.01, and $9.73, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2013, 2012, and 2011, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $1.34, $0.89, and $1.03, respectively.

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

Company contributions to all defined contribution plans expensed in 2013, 2012, and 2011, reflected as a component of Salaries, wages, and benefits, were $497 million, $370 million, and $316 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2013 and 2012:

(in millions)	2013	2012
APBO at beginning of period	$148	$107
Service cost	30	20
Interest cost	4	4
Benefits paid	(3)	(5)
Credit for prior service	—	17
Actuarial (gain)/loss	(41)	5
APBO at end of period	$138	$148

During 2013, the Company recorded a $41 million actuarial gain as a decrease to the APBO with an offset to AOCI. This actuarial gain is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial gain

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

was the expected participation rate in the Plan for future qualifying retirees, which reflects lower expectations as to utilization of benefits based on recent history.

Also, pursuant to the Merger Agreement between AirTran and Southwest, Southwest Employees that were former AirTran employees are to be given credit for their service with AirTran for purposes of determining eligibility for retiree benefits. This service credit requirement resulted in a $17 million increase to the APBO during 2012, which is being accounted for as prior service cost to be amortized over the average future service of active AirTran employees.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2013, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$3	$(3)
Increase (decrease) in the APBO	$19	$(16)

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid for each of the next five years and the five years thereafter are $4 million in 2014, $5 million in 2015, $6 million in 2016, $7 million in 2017, $7 million in 2018, and $50 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013 and 2012.

(in millions)	2013	2012
Funded status	$(138)	$(148)
Unrecognized net actuarial gain	(80)	(44)
Unrecognized prior service cost	15	18
Accumulated other comprehensive income	65	26
Cost recognized on Consolidated Balance Sheet	$(138)	$(148)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2013, 2012, and 2011, included the following:

(in millions)	2013	2012	2011
Service cost	$30	$20	$17
Interest cost	4	4	4
Amortization of prior service cost	3	—	—
Recognized actuarial gain	(4)	(5)	(6)
Net periodic postretirement benefit cost	$33	$19	$15

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2013, 2012, and 2011:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

	2013 (2)	2012 (2)	2011
Wtd-average discount rate	5.05%	2.90%	4.05%
Assumed healthcare cost trend rate (1)	7.50%	8.00%	7.50%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.5% for 2014, then decline gradually to 5.0% by 2024 and remain level thereafter.

(2)	Includes AirTran plans.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate increased during 2013 due to both market conditions and a longer expected participant service period. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

16. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

(in millions)	2013	2012
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$4,069	$3,939
Fuel derivative instruments	36	33
Other	84	70
Total deferred tax liabilities	4,189	4,042
DEFERRED TAX ASSETS:
Fuel derivative instruments	8	40
Deferred gains from sale and leaseback of aircraft	24	24
Capital and operating leases	163	179
Construction obligation	168	127
Accrued engine maintenance	90	84
Accrued employee benefits	307	281
State taxes	74	77
Business partner income	457	339
Net operating losses and credit carryforwards	14	83
Other	118	170
Total deferred tax assets	1,423	1,404
Net deferred tax liability	$2,766	$2,638

The provision for income taxes is composed of the following:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements

(in millions)	2013	2012	2011
CURRENT:
Federal	$355	$(45)	$4
State	44	12	13
Total current	399	(33)	17
DEFERRED:
Federal	62	287	122
State	(6)	10	6
Total deferred	56	297	128
	$455	$264	$145

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2013	2012	2011
Tax at statutory U.S. tax rates	$423	$240	$114
Nondeductible items	10	10	13
State income taxes, net of federal benefit	25	14	13
Other, net	(3)	—	5
Total income tax provision	$455	$264	$145

During 2013, the Company continues to maintain and did not adjust, a $5 million liability for unrecognized tax benefits, the majority of which related to AirTran’s tax positions in prior years.

As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $34 million from its federal tax return. These NOL’s are available to offset future taxable income. At a 35 percent federal statutory tax rate, these NOL’s result in a deferred tax asset of $12 million, as of December 31, 2013, which represents the expected future tax benefit of the NOL’s, and which is netted against the Company’s Deferred income tax liability in the Consolidated Balance Sheet. These NOL’s will expire from 2017 to 2031 if not utilized. No valuation allowance was necessary. See Note 2 for further information on the acquisition of AirTran. The only periods subject to examination for the Company’s federal tax return are the 2012 and 2013 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Dallas, Texas
February 3, 2014

QUARTERLY FINANCIAL DATA
(unaudited)

	THREE MONTHS ENDED
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2013
Operating revenues	$4,084	$4,643	$4,545	$4,428
Operating income	70	433	390	386
Income before income taxes	94	363	419	334
Net income	59	224	259	212
Net income per share, basic	0.08	0.31	0.37	0.30
Net income per share, diluted	0.08	0.31	0.37	0.30

	March 31	June 30	Sept. 30	Dec. 31
2012
Operating revenues	$3,991	$4,616	$4,309	$4,173
Operating income	22	460	51	91
Income (loss) before income taxes	159	368	33	125
Net income (loss)	98	228	16	78
Net income (loss) per share, basic	0.13	0.30	0.02	0.11
Net income (loss) per share, diluted	0.13	0.30	0.02	0.11

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights* (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	9,611,722	(1)	$15.02	(2)	21,506,906	(3)
Equity Compensation Plans not Approved by Security Holders	2,134,009		$13.13		—
Total	11,745,731		$14.58	(2)	21,506,906

 *    As adjusted for stock splits.

(1)	Includes 7,027,378 shares of common stock issuable upon exercise of outstanding stock options and 2,584,344 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 11,382,155 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 10,124,751 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 721,983 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended

December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s

Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 85 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.4
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

10.6
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.7
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.8
Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.9
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

10.11
Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.12
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

10.14
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

10.16
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

10.17
Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.18
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.21
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

10.25
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.26
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

10.27
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)). (1)

10.27(a)	Supplemental Agreement No. 3 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.28	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SOUTHWEST AIRLINES CO.

February 3, 2014	By	/s/ Tammy Romo

Tammy Romo
Senior Vice President Finance & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 3, 2014, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ GARY C. KELLY	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)
Gary C. Kelly

/s/ TAMMY ROMO	Senior Vice President Finance & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON	Director
John G. Denison

/s/ NANCY B. LOEFFLER	Director
Nancy B. Loeffler

/s/ JOHN T. MONTFORD	Director
John T. Montford

/s/ THOMAS M. NEALON	Director
Thomas M. Nealon

/s/ DANIEL D. VILLANUEVA	Director
Daniel D. Villanueva

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements

Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

(File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 85 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.4
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

10.6
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.7
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.8
Southwest Airlines Co. 1998 SAEA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)).

10.9
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

10.11
Southwest Airlines Co. 2002 SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.12
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

10.14
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

10.16
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

10.17
Southwest Airlines Co. 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)). (2)

10.18
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.20	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.21
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

10.25
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)). (2)

10.26
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

10.27
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)). (1)

10.27(a)	Supplemental Agreement No. 3 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.28	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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