Form 10-Q
period 2014-03-31
SOUTHWEST AIRLINES CO
filed 2014-05-01
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of Common Stock outstanding as of the close of business on April 28, 2014: 691,843,165

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,741	$1,355
Short-term investments	1,757	1,797
Accounts and other receivables	457	419
Inventories of parts and supplies, at cost	438	467
Deferred income taxes	180	168
Prepaid expenses and other current assets	241	250
Total current assets	4,814	4,456

Property and equipment, at cost:
Flight equipment	17,107	16,937
Ground property and equipment	2,716	2,666
Deposits on flight equipment purchase contracts	762	764
Assets constructed for others	478	453
	21,063	20,820
Less allowance for depreciation and amortization	7,643	7,431
	13,420	13,389
Goodwill	970	970
Other assets	772	530
	$19,976	$19,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,299	$1,247
Accrued liabilities	1,168	1,229
Air traffic liability	3,332	2,571
Current maturities of long-term debt	642	629
Total current liabilities	6,441	5,676

Long-term debt less current maturities	2,172	2,191
Deferred income taxes	2,997	2,934
Construction obligation	450	437
Other noncurrent liabilities	726	771
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,256	1,231
Retained earnings	6,555	6,431
Accumulated other comprehensive loss	(12)	(3)
Treasury stock, at cost	(1,417)	(1,131)
Total stockholders' equity	7,190	7,336
	$19,976	$19,345

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2014	2013
OPERATING REVENUES:
Passenger	$3,933	$3,838
Freight	40	39
Other	193	207
Total operating revenues	4,166	4,084

OPERATING EXPENSES:
Salaries, wages, and benefits	1,275	1,183
Fuel and oil	1,314	1,457
Maintenance materials and repairs	250	291
Aircraft rentals	81	93
Landing fees and other rentals	266	266
Depreciation and amortization	221	210
Acquisition and integration	18	13
Other operating expenses	526	501
Total operating expenses	3,951	4,014

OPERATING INCOME	215	70

OTHER EXPENSES (INCOME):
Interest expense	33	29
Capitalized interest	(7)	(5)
Interest income	(2)	(2)
Other gains (losses), net	(53)	(46)
Total other income	(29)	(24)

INCOME BEFORE INCOME TAXES	244	94
PROVISION FOR INCOME TAXES	92	35

NET INCOME	$152	$59

NET INCOME PER SHARE, BASIC	$0.22	$0.08

NET INCOME PER SHARE, DILUTED	$0.22	$0.08

COMPREHENSIVE INCOME	$143	$67

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	698	725
Diluted	707	727

Cash dividends declared per common share	$.0400	$.0100

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152	$59
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	221	210
Unrealized gains on fuel derivative instruments	(60)	(21)
Deferred income taxes	92	2
Changes in certain assets and liabilities:
Accounts and other receivables	(72)	(97)
Other assets	7	(25)
Accounts payable and accrued liabilities	24	120
Air traffic liability	761	707
Cash collateral paid to derivative counterparties	11	28
Other, net	(17)	—
Net cash provided by operating activities	1,119	983

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(407)	(534)
Purchases of short-term investments	(770)	(725)
Proceeds from sales of short-term and other investments	819	787
Net cash used in investing activities	(358)	(472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	49	6
Payments of long-term debt and capital lease obligations	(46)	(164)
Payments of cash dividends	(56)	(15)
Repayment of construction obligation	(3)	—
Repurchase of common stock	(315)	(100)
Other, net	(4)	(13)
Net cash used in financing activities	(375)	(286)

NET CHANGE IN CASH AND CASH EQUIVALENTS	386	225

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,355	1,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,741	$1,338

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$34	$41
Income taxes	$—	$2

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets constructed for others	$13	$28

See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the parent company of AirTran Airways, Inc. (“AirTran Airways”). On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways. Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. The Company continues to incur costs associated with the integration of AirTran, and those costs are included in Acquisition and integration costs in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2014 and 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2013.

2.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2014	2013
NUMERATOR:
Net income	$152	$59
Incremental income effect of interest on 5.25% convertible notes	1	—
Net income after assumed conversion	$153	$59

DENOMINATOR:
Weighted-average shares outstanding, basic	698	725
Dilutive effect of Employee stock options and restricted stock units	3	2
Dilutive effect of 5.25% convertible notes	6	—
Adjusted weighted-average shares outstanding, diluted	707	727

NET INCOME PER SHARE:
Basic	$0.22	$0.08
Diluted	$0.22	$0.08

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	—	17
5.25% convertible notes	—	6

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel and oil typically represent one of the largest operating expenses for airlines. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program. Although the Company may periodically enter into jet fuel derivatives for short-term timeframes, because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future. However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate (“WTI”) crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. The Company does not purchase or hold any financial derivative instruments for trading or speculative purposes.

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

For the three months ended March 31, 2014, the Company had fuel derivative instruments in place for 54 percent of its fuel consumption. As of March 31, 2014, the Company had fuel derivative instruments in place to provide coverage for up to 34 percent of its remaining 2014 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2014 through 2017 on an “economic” basis considering current market prices:

	Fuel hedged as of
	March 31, 2014	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2014
Remainder of 2014	459	WTI crude, Brent crude oil, and Gulf Coast jet fuel
2015	1,404	WTI crude, Brent crude oil, and Gulf Coast jet fuel
2016	914	Brent crude oil
2017	933	WTI crude and Brent crude oil

(a) The Company determined gallons hedged based on market prices and forward curves as of March 31, 2014. Due to the types of derivatives utilized by the Company, these volumes may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2013, or during the three months ended March 31, 2014.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. During 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses subsequent to July 1, 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$72	$74	$—	$—
Fuel derivative contracts (gross)	Other assets	215	209	—	1
Interest rate derivative contracts	Other assets	18	20	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	73	77
Total derivatives designated as hedges		$305	$303	$73	$78
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$140	$175	$159	$182
Fuel derivative contracts (gross)	Other assets	19	16	69	99
Fuel derivative contracts (gross)	Accrued liabilities	—	9	—	21
Total derivatives not designated as hedges		$159	$200	$228	$302
Total derivatives		$464	$503	$301	$380

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2014	2013
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$10	$—
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	32	32
Receivable from third parties for fuel contracts - current	Accounts and other receivables	47	57

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

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments. At March 31, 2014, $10 million in cash collateral deposits were held by the Company, and no cash collateral deposits were provided by the Company, associated with its outstanding fuel derivative instruments. No letters of credit or aircraft collateral were provided by or held by the Company at March 31, 2014. At December 31, 2013, no cash collateral deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company associated with its outstanding fuel derivative instruments.

As of March 31, 2014, $32 million had been provided to one counterparty associated with interest rate derivatives based on the Company's outstanding net liability derivative position with that counterparty.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$212	$(169)	$43		$249	$(182)	$67
Fuel derivative contracts	Other assets	$234	$(69)	$165	(a)	$225	$(100)	$125	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$9	$(9)	$—	(a)
Interest rate derivative contracts	Other assets	$18	$—	$18	(a)	$20	$—	$20	(a)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$169	$(169)	$—		$182	$(182)	$—
Fuel derivative contracts	Other assets	$69	$(69)	$—	(a)	$100	$(100)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$21	$(9)	$12	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$73	$(32)	$41	(a)	$77	$(32)	$45	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$12	*	$29	*	$—	*	$26	*	$(13)	$10
Interest rate derivatives	2	*	(3)	*	4	*	5	*	(1)	—
Total	$14		$26		$4		$31		$(14)	$10

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	March 31,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$(55)	$61	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2014 and 2013 of $17 million and $5 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2014, were approximately $1 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2014. In addition, as of March 31, 2014, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $95 million, net of taxes. These net gains were recognized during the three months ended March 31, 2014 and prior periods, and are reflected in Retained earnings as of March 31, 2014, but the underlying derivative instruments will not expire/settle until second quarter 2014 or future periods.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2014, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other (a)	Total
Fair value of fuel derivatives	$52	$33	$54	$38	$20	$21	$218
Cash collateral held from (by) CP	10	—	—	—	—	—	10
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150) (e)	(50) to (250) or >(650) (d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (250) or >(650)	(50) to (100) or >(500)	>(50)	(50) to (250) or >(650)	>(50)
Cash is received from CP	>50	>150	>175 (c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (250) or >(650)	(0) to (100) or >(500)	(b)	(0) to (250) or >(650)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(250) to (650)	(100) to (500)	N/A	(250) to (650)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of March 31, 2014.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of March 31, 2014.

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
(in millions)	2014	2013
NET INCOME	$152	$59
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($7) and ($1)	(13)	(3)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $5	2	8
Other, net of deferred taxes of $1 and $2	2	3
Total other comprehensive income (loss)	$(9)	$8
COMPREHENSIVE INCOME	$143	$67

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2014:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	(3)
Changes in fair value	(20)	(3)	—	3	7	(13)
Reclassification to earnings	—	6	—	—	(2)	4
Balance at March 31, 2014	$(40)	$(55)	$65	$11	$7	$(12)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2014:

Three months ended March 31, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on interest rate derivative instruments	$6	Interest expense
	$2	Less: Tax Expense
Total reclassifications for the period	$4	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	March 31, 2014	December 31, 2013
Derivative contracts	$183	$145
Intangible assets (a)	372	166
Non-current investments	37	44
Other	180	175
Other assets	$772	$530
(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The increase in Intangible assets during first quarter 2014 was primarily due to the acquisition of additional slots at Washington Reagan National Airport, divested in connection with the merger between AMR Corporation, the parent company of American Airlines, Inc., and US Airways Group, Inc. The slots acquired are not subject to amortization due to the ability to renew the slots on an unlimited basis, the expectation that the slots will contribute positive cash flows for an indefinite period of time, and the Company's recent significant growth in certain slot-controlled airports. The purchase price paid for these slots was included as a component of Capital expenditures in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.

Accounts payable (in millions)	March 31, 2014	December 31, 2013
Accounts payable trade	$187	$189
Salaries payable	150	156
Taxes payable	218	146
Aircraft maintenance payable	336	331
Fuel payable	100	102
Other payable	308	323
Accounts payable	$1,299	$1,247

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued liabilities (in millions)	March 31, 2014	December 31, 2013
Profitsharing and savings plans	$267	$244
Aircraft and other lease related obligations	109	173
Vacation pay	282	278
Health	71	73
Derivative contracts	—	12
Workers compensation	162	161
Accrued taxes	60	65
Other	217	223
Accrued liabilities	$1,168	$1,229

Other noncurrent liabilities (in millions)	March 31, 2014	December 31, 2013
Postretirement obligation	$140	$138
Non-current lease-related obligations	266	290
Other deferred compensation	156	163
Deferred gains from sale and leaseback of aircraft	62	65
Derivative contracts	41	45
Other	61	70
Other noncurrent liabilities	$726	$771

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta. The first converted B717 was delivered to Delta during late September 2013, and as of March 31, 2014, the Company had delivered a total of 24 B717s to Delta. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month. Following the purchase of two formerly leased B717 aircraft during first quarter 2014, a total of 76 of the B717s are on operating lease, ten are owned, and two are currently classified as capital leases.

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

The Company will lease and/or sublease all 88 of the B717s to Delta at agreed-upon lease rates. In addition, the Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately two to nine years. The lease terms for the ten B717s

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

that are owned by the Company are seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of these two aircraft will be accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represented the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 78 B717s that were originally accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's unaudited Condensed Consolidated Statement of Comprehensive Income and were included as a component of Other, net in Cash flows from operating activities in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's unaudited Condensed Consolidated Balance Sheet. A rollforward of the Company's B717 lease/sublease liability for 2014 and 2013 is shown below:

(in millions)	B717 lease/sublease liability
Balance at December 31, 2012	$128
Lease/sublease accretion	6
Lease/sublease payments, net (a)	(12)
Balance at December 31, 2013	$122
Lease/sublease accretion	2
Lease/sublease payments, net (a)	(29)
Balance at March 31, 2014	$95
(a) Includes lease conversion cost payments

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

7.    COMMITMENTS AND CONTINGENCIES

Commitments
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Construction on the project is not expected to begin until mid to late 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the unaudited Condensed Consolidated Balance Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built (with a corresponding cash outflow in Investing activities in the unaudited Condensed Consolidated Statement of Cash Flows),

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and an increase to Construction obligation (with a corresponding cash inflow in Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City may purchase the facility under the Lease at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Capital expenditures, in the unaudited Condensed Consolidated Statement of Cash Flows. As of March 31, 2014, the Company had recorded construction costs related to Houston Hobby of $18 million.

In March 2013, the Company executed an agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the agreement, the Company will oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $400 million. The Company and LAWA are currently determining how the project will be funded. Options may include, but are not limited to, the funding being provided by the Company, for which it would be reimbursed by LAWA upon completion of different project phases, as defined, or from a governmental special purpose entity that would borrow the funds from a lender with this borrowing repaid by LAWA upon successful completion of the project. Construction on the project is not expected to begin until the middle of 2014. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and check-in areas opened during fourth quarter 2012, and 12 new gates and new concessions opened in 2013. Full completion of the project is scheduled for second half 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of March 31, 2014, the Company had recorded LFMP construction costs of $452 million within Assets constructed for others and had recorded a liability of $450 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These first quarter 2014 payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

8.    FAIR VALUE MEASUREMENTS

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

As of March 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 3 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

All of the Company’s auction rate security instruments, totaling $32 million (net) at March 31, 2014, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,381	$1,381	$—	$—
Commercial paper	280	—	280	—
Certificates of deposit	10	—	10	—
Eurodollar time deposits	70	—	70	—
Short-term investments:
Treasury bills	1,520	1,520	—	—
Certificates of deposit	237	—	237	—
Noncurrent investments (b)
Auction rate securities	32	—	—	32
Interest rate derivatives	18	—	18	—
Fuel derivatives:
Swap contracts (c)	20	—	20	—
Option contracts (c)	426	—	—	426
Other available-for-sale securities	61	56	—	5
Total assets	$4,055	$2,957	$635	$463
Liabilities
Fuel derivatives:
Swap contracts (c)	$(8)	$—	$(8)	$—
Option contracts (c)	(220)	—	—	(220)
Interest rate derivatives	(73)	—	(73)	—
Deferred compensation	(150)	(150)	—	—
Total liabilities	$(451)	$(150)	$(81)	$(220)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$992	$992	$—	$—
Commercial paper	280	—	280	—
Certificates of deposit	23	—	23	—
Eurodollar time deposits	60	—	60	—
Short-term investments:
Treasury bills	1,570	1,570	—	—
Certificates of deposit	227	—	227	—
Noncurrent investments (b)
Auction rate securities	39	—	—	39
Interest rate derivatives	20	—	20	—
Fuel derivatives:
Swap contracts (c)	16	—	16	—
Option contracts (c)	458	—	—	458
Option contracts (d)	9	—	—	9
Other available-for-sale securities	63	58	—	5
Total assets	$3,757	$2,620	$626	$511
Liabilities
Fuel derivatives:
Swap contracts (c)	$(8)	$—	$(8)	$—
Option contracts (c)	(274)	—	—	(274)
Option contracts (d)	(21)	—	—	(21)
Interest rate derivatives	(77)	—	(77)	—
Deferred Compensation	(158)	(158)	—	—
Total liabilities	$(538)	$(158)	$(85)	$(295)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset.
(d) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2014, or the year ended December 31, 2013. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2013	$172		$39		$5	$216
Total gains or (losses) (realized or unrealized)
Included in earnings	69		—		—	69
Included in other comprehensive income	(22)		2		—	(20)
Purchases	21	(a)	—		—	21
Sales	(27)	(a)	(9)		—	(36)
Settlements	(7)		—		—	(7)
Balance at March 31, 2014	$206		$32	(b)	$5	$243
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014	$67		$—		$—	$67
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at March 31, 2014:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2014	9-21%
			Third quarter 2014	14-23%
			Fourth quarter 2014	13-24%
			2015	13-22%
			2016	13-19%
			2017	13-17%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3%
		Counterparty credit spread		1-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net. See Note 3 for further information on hedging. Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses and were immaterial for the three months ended March 31, 2014 and 2013.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2014, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	$355	$361	Level 2
5.75% Notes due 2016	318	349	Level 2
5.25% Convertible Senior Notes due 2016	114	206	Level 2
5.125% Notes due 2017	321	347	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	50	50	Level 2
French Credit Agreements due 2018 - 1.05%	46	46	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	28	29	Level 3
Term Loan Agreement due 2019 - 6.315%	203	206	Level 3
Term Loan Agreement due 2019 - 6.84%	79	84	Level 3
Term Loan Agreement due 2020 - 5.223%	403	380	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	329	324	Level 3
Pass Through Certificates due 2022 - 6.24%	363	420	Level 2
7.375% Debentures due 2027	136	162	Level 2

9.    LONG-TERM DEBT

On April 1, 2014, the Company prepaid a portion of its Fixed-rate 717 Aircraft Notes payable in the amount of $35 million prior to their 2017 maturity date. This repayment was associated with eight of the ten Boeing 717s pledged as collateral for the notes. As a result of the early repayment, the Company incurred a $5 million make-whole penalty, representing the present value of the future interest payments on the notes, which will be reflected as a component of Interest expense in the second quarter 2014 unaudited Condensed Consolidated Statement of Comprehensive Income. In addition, the Company will write off the remainder of its unamortized debt premium associated with these notes, as a reduction to Interest expense, in the amount of $5 million during second quarter 2014.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2014 and 2013 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2014	2013	Change
Revenue passengers carried	25,055,809	25,203,934	(0.6)%
Enplaned passengers	30,656,581	30,712,625	(0.2)%
Revenue passenger miles (RPMs) (000s)(1)	24,155,317	23,756,743	1.7%
Available seat miles (ASMs) (000s)(2)	30,474,582	30,801,424	(1.1)%
Load factor(3)	79.3%	77.1%	2.2	pts
Average length of passenger haul (miles)	964	943	2.2%
Average aircraft stage length (miles)	710	693	2.5%
Trips flown	299,638	318,514	(5.9)%
Average passenger fare	156.96	152.29	3.1%
Passenger revenue yield per RPM (cents)(4)	16.28	16.16	0.7%
Operating revenue per ASM (cents)(5)	13.67	13.26	3.1%
Passenger revenue per ASM (cents)(6)	12.90	12.46	3.5%
Operating expenses per ASM (cents)(7)	12.96	13.03	(0.5)%
Operating expenses per ASM, excluding fuel (cents)	8.65	8.30	4.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.56	8.25	3.8%
Fuel costs per gallon, including fuel tax	3.10	3.36	(7.7)%
Fuel costs per gallon, including fuel tax, economic	3.08	3.29	(6.4)%
Fuel consumed, in gallons (millions)	422	432	(2.3)%
Active fulltime equivalent Employees	45,163	45,791	(1.4)%
Aircraft at end of period(8)	676	699	(3.3)%
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
(8) Aircraft in the Company's fleet at period end, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2014	2013	Change
Fuel and oil expense, unhedged	$1,332	$1,405
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	(18)	52
Fuel and oil expense, as reported	$1,314	$1,457
Deduct: Net impact from fuel contracts	(9)	(29)
Fuel and oil expense, non-GAAP (economic)	$1,305	$1,428	(8.6)%

Total operating expenses, as reported	$3,951	$4,014
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(1)	—
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(8)	(29)
Deduct: Acquisition and integration costs	(18)	(13)
Total operating expenses, non-GAAP	$3,924	$3,972	(1.2)%

Operating income, as reported	$215	$70
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	1	—
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	8	29
Add: Acquisition and integration costs	18	13
Operating income, non-GAAP	$242	$112	116.1%

Net income, as reported	$152	$59
Deduct: Mark-to-market impact from fuel contracts settling in future periods	(55)	(61)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	(13)	10
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	8	29
Add: Income tax impact of fuel contracts	23	8
Add: Acquisition and integration costs, net (a)	11	8
Net income, non-GAAP	$126	$53	137.7%

Net income per share, diluted, as reported	$0.22	$0.08
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares (a)	(0.06)	(0.02)
Add: Impact of special items, net (a)	0.02	0.01
Net income per share, diluted, non-GAAP	$0.18	$0.07	157.1%

Operating expenses per ASM (cents)	12.96 ¢	13.03 ¢
Deduct: Fuel expense divided by ASMs	(4.31)	(4.73)
Deduct: Impact of special items	(0.06)	(0.04)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.59 ¢	8.26 ¢	4.0%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	March 31, 2014	March 31, 2013
Operating Income, as reported	$1,423	$672
Net impact from fuel contracts	63	86
Acquisition and integration costs	92	182
Operating Income, non-GAAP	$1,578	$940
Net adjustment for aircraft leases (1)	144	121
Adjustment for fuel hedge accounting	(73)	(35)
Adjusted Operating Income, non-GAAP	$1,649	$1,026

Average invested capital (2)	$11,573	$12,261
Equity adjustment for hedge accounting	23	98
Adjusted average invested capital	$11,596	$12,359

ROIC, pre-tax	14.2%	8.3%
(1) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft).
(2) Average invested capital represents a five quarter average of debt, net present value of aircraft leases, and equity.

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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Overview

The Company recorded first quarter GAAP and non-GAAP results for 2014 and 2013 as follows:

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2014	2013	Percent Change
Operating income	$215	$70	207.1%
Net income	$152	$59	157.6%
Net income per share, diluted	$0.22	$0.08	175.0%

Non-GAAP
Operating income	$242	$112	116.1%
Net income	$126	$53	137.7%
Net income per share, diluted	$0.18	$0.07	157.1%

First quarter 2014 net income was a Company first quarter record $152 million, or $0.22 per diluted share, a 157.6 percent increase compared to the same prior year period. First quarter 2014 non-GAAP net income was also a Company first quarter record $126 million, or $0.18 per diluted share, a 137.7 percent increase compared to first quarter 2013. This was the fourth consecutive quarter for which the Company produced record non-GAAP net income for the applicable fiscal quarter.
Despite an estimated $45 million reduction from winter storm flight cancellations, Operating revenues for first quarter 2014 increased by $82 million, or 2.0 percent, compared to first quarter 2013, primarily due to continued strong demand for air travel.
Despite an estimated $5 million in net costs associated with winter storm flight cancellations, operating expenses for first quarter 2014 decreased by $63 million, or 1.6 percent, compared to first quarter 2013, primarily due to lower fuel prices and ongoing fleet modernization. The Company's non-GAAP Operating expenses, which were also impacted by the same winter storm cancellation related costs, decreased by $48 million, or 1.2 percent, compared to first quarter 2013, also primarily due to lower fuel prices and ongoing fleet modernization.
First quarter 2014 Operating income was $215 million and first quarter 2014 non-GAAP Operating income was $242 million. Both GAAP and non-GAAP Operating income results were a Company first quarter record and significantly surpassed the prior year performance, despite an estimated $50 million net reduction in Operating income, on a GAAP and non-GAAP basis, due to weather-related cancellations.
See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
During first quarter 2014, the Company successfully began selling seats on the first-ever scheduled international flights to be flown by Southwest Airlines, which are scheduled to serve Aruba, Nassau, Montego Bay, Cabo San Lucas, and Cancun. Operations are scheduled to commence on July 1, 2014, to Aruba, Nassau, and Montego Bay, with service to Cabo San Lucas and Cancun scheduled to begin on August 10, 2014. Service to these destinations is being transitioned from AirTran to Southwest, and all AirTran international service, including flights to Mexico City and Punta Cana, is expected to be transitioned over to Southwest by the end of 2014. The make-ready process for international service has involved nearly all of the Company's 45,000-plus Employees to implement additional technologies, training, and compliance, to obtain operational and regulatory approvals, and to ready the People, planes, and policies unique to Southwest Airlines to serve Customers in these countries.

The ability to begin offering Southwest international service marked a significant achievement in the Company's more than three-year full integration of Southwest's and AirTran's networks, fleets, systems, and People, and remains on track to be completed by December 31, 2014.
During first quarter 2014, the Company continued to return significant value to its Shareholders through the buyback of its common shares on the open market, a $200 million accelerated share repurchase program ("First Quarter ASR Program"), and dividend payments. Total share repurchases during first quarter 2014 amounted to approximately 12 million shares for approximately $315 million. As a result, the Company had approximately $20 million remaining as of March 31, 2014, of the total $1.5 billion Board of Directors' authorization, under which the Company has repurchased approximately 124 million shares in aggregate since August 2011. The Company expects to complete this remaining share repurchase authorization during second quarter 2014. See Part II, Item 2 for further information on the Company's share repurchase authorizations.

During first quarter 2014, the Company took several steps designed to enhance its existing service in cities across the network or to connect existing cities with new service not previously offered by Southwest, most notably:

•
At Washington Reagan National Airport, the Company acquired 54 additional slots (for 27 additional daily roundtrip flights). By December 31, 2014, these additional slots are expected to increase Southwest's service at Reagan from 17 daily departures to 44 daily departures, servicing 14 destinations including Chicago (Midway), Dallas (Love Field), New Orleans, Indianapolis, Tampa, Nashville, Houston (Hobby), St. Louis, and Akron-Canton.

•
At Dallas Love Field, the Company announced it will begin serving 15 new nonstop destinations by the end of 2014, with an additional five new nonstop destinations currently planned to begin service in 2015. These routes were made possible by the official repeal of the Wright Amendment federal flight restrictions at Love Field, which come to an end on October 13, 2014.

•
At New York LaGuardia Airport, in the wake of the Company's acquisition of 12 additional slots (for 6 additional daily roundtrip flights) announced in fourth quarter 2013, the Company is increasing service between LaGuardia and Nashville, Houston (Hobby), Chicago (Midway), and Akron-Canton beginning in May 2014.

Currently, the Company does not intend to grow its overall fleet size in 2014. The Company currently expects second quarter and full year 2014 ASMs to be flat compared to the same period in 2013. The Company expects to continue to optimize its network through the addition of new markets and itineraries while also pruning less profitable flights from its schedule.
During first quarter 2014, the Company took delivery of eight aircraft: two 737-800 aircraft from Boeing, which were placed in service during early second quarter 2014, and six 737-700 aircraft from other parties. The Company currently expects to take delivery of an additional 31 737-800 aircraft from Boeing and eight 737-700 aircraft from other parties during the remainder of 2014. The Company's fleet of 676 aircraft at March 31, 2014 also reflects one Boeing 737-300 retirement, previously removed from service during fourth quarter 2013. In connection with the lease/sublease agreement entered into between the Company, Delta Air Lines, Inc., and Boeing Capital Corp. on July 9, 2012, the Company continued to transition the 717-200 aircraft out of its fleet for conversion and delivery to Delta. As of March 31, 2014, 34 717-200 aircraft had been removed from active service for conversion and 24 had been delivered to Delta, out of an original total of 88. Also, the Company has continued the conversion of AirTran 737-700 aircraft to the Southwest livery. As of March 31, 2014, 21 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft, and the remaining 31 AirTran 737-700s are planned to be converted to Southwest by the end of 2014.
Material Changes in Results of Operations

Comparison of three months ended March 31, 2014 and March 31, 2013

Passenger revenues for first quarter 2014 increased $95 million, or 2.5 percent, compared to first quarter 2013, primarily due to higher passenger yields as a result of increased average fares and length of haul. Additionally, there was a 2.2 point increase in load factor, partially caused by an unplanned decrease in capacity of 1.1 percent. These results were significantly impacted by several winter storms during first quarter 2014. The storms resulted in more than 7,500 flight cancellations for the Company and are estimated to have reduced first quarter 2014 revenues by approximately $45 million. Based on revenue trends for April and booking for the remainder of second quarter 2014, the Company currently expects another solid year-over-year increase its operating unit revenues.

Freight revenues for first quarter 2014 increased by $1 million, or 2.6 percent, compared to first quarter 2013, primarily due to an increase in Customers' usage of the Company's expedited shipping option compared to first quarter 2013. Based on current trends, the Company expects second quarter 2014 Freight revenues to increase year-over-year from second quarter 2013.

Other revenues for first quarter 2014 decreased by $14 million, or 6.8 percent, compared to first quarter 2013, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers that purchase travel on AirTran through southwest.com. The Company currently expects this trend to continue as the integration process moves toward completion. Based on current trends, the Company expects the year-over-year decrease in second quarter 2014 Other revenues to exceed the year-over-year decrease experienced in first quarter 2014.

Operating expenses

Operating expenses for first quarter 2014 decreased by 1.6 percent, compared to first quarter 2013, while capacity decreased 1.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are driven by changes in capacity, or ASMs. However, for first quarter 2014, changes in capacity were primarily due to several severe winter storms which affected many regions of the United States. These storms reduced the Company's capacity, and as a result, increased the impact of costs within the Operating expense per ASM results. The following table presents the Company's Operating expenses per ASM for the first quarter of 2014 and 2013, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Three months ended March 31,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.18	¢	3.84	¢	0.34 ¢	8.9%
Fuel and oil	4.31		4.73		(0.42)	(8.9)
Maintenance materials and repairs	0.82		0.94		(0.12)	(12.8)
Aircraft rentals	0.27		0.30		(0.03)	(10.0)
Landing fees and other rentals	0.87		0.86		0.01	1.2
Depreciation and amortization	0.73		0.68		0.05	7.4
Acquisition and integration	0.06		0.04		0.02	50.0
Other operating expenses	1.72		1.64		0.08	4.9
Total	12.96	¢	13.03	¢	(0.07)¢	(0.5)%

Operating expenses per ASM decreased 0.5 percent for first quarter 2014, compared to first quarter 2013. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 4.0 percent in first quarter 2014, compared to the same prior year period. This was primarily as a result of increased Salaries, wages, and benefits expense. Based on current cost trends, the Company expects second quarter 2014 unit costs, excluding fuel, special items, and profitsharing, to increase in the two to three percent range compared to second quarter 2013. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for first quarter 2014 increased by $92 million, or 7.8 percent, compared to first quarter 2013. On a per ASM basis, first quarter 2014 Salaries, wages, and benefits expense increased 8.9 percent, compared to first quarter 2013. On both a dollar and a per ASM basis, approximately 65 percent of the increase was the result of higher wage rates due to contractual increases and increased overtime due to winter storms, approximately 20 percent was related to increased benefits expense due to an increase in medical costs, and approximately 15 percent of the increase was a result of higher profitsharing expense due to increased profits in first quarter 2014. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the Plan), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and in future periods will reduce operating profits, as defined, for profitsharing. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM, excluding profitsharing, in second quarter 2014 to increase, compared to second quarter 2013.

Fuel and oil expense for first quarter 2014 decreased by $143 million, or 9.8 percent, compared to first quarter 2013. On a per ASM basis, first quarter 2014 Fuel and oil expense decreased 8.9 percent, compared to first quarter 2013. Excluding the impact of hedging, both the dollar and unit cost decreases were approximately 75 percent attributable to a lower fuel cost per gallon and approximately 25 percent attributable to better fuel efficiency. The Company's average economic jet fuel cost per gallon decreased 6.4 percent on a year-over-year basis, from $3.29 for first quarter 2013 to $3.08 for first quarter 2014. In addition, fuel gallons consumed decreased 2.3 percent compared to first quarter 2013, while year-over-year capacity decreased 1.1 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older Classic 737-300 and 737-500 aircraft with Next Generation 737-700 and 737-800 aircraft coupled with the implementation of improved flight planning initiatives. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $18 million in Fuel and oil expense for first quarter 2014 on a GAAP basis, compared to net losses totaling $52 million for first quarter 2013. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $26 million received from counterparties for first quarter 2014, compared to $23 million paid to counterparties for first quarter 2013. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of April 21, 2014, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent crude oil and Gulf Coast jet fuel-equivalent price levels
2Q 2014	Approx. 15%
Full Year 2014	Approx. 20%
2015	Approx. 50%
2016	Approx. 35%
2017	Approx. 50%
2018	Approx. 5%

As a result of applying hedge accounting in prior periods, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2014, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at March 31, 2014	Amount of gains (losses) deferred in AOCI at March 31, 2014 (net of tax)
Remainder of 2014	$24	$10
2015	85	(43)
2016	96	5
2017	13	3
Total	$218	$(25)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for second quarter 2014 and full year 2014 jet fuel prices at different crude oil assumptions as of April 21, 2014, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	2Q 2014 (2)	Full Year 2014 (2)
$85	$2.35 - $2.40	$2.60 - $2.65
$95	$2.65 - $2.70	$2.75 - $2.80
Current Market (1)	$3.00 - $3.10	$3.00 - $3.10
$115	$3.15 - $3.20	$3.15 - $3.20
$125	$3.40 - $3.45	$3.30 - $3.35
Estimated Premium Costs (3)	$15M - $20M	$60M - $70M

(1) Brent crude oil average market prices as of April 21, 2014, were approximately $109 per barrel for second quarter 2014 and $108 per barrel for full year 2014.

(2) The Company currently has approximately 15 percent of its second quarter 2014 estimated fuel consumption covered by fuel derivative contracts at varying crude oil-equivalent prices. For full year 2014, the Company currently has approximately 10 percent of its full year 2014 estimated fuel consumption covered by fuel derivative contracts at varying crude oil-equivalent prices; and approximately 10 percent at Gulf Coast jet fuel-equivalent prices.  The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of April 21, 2014.

(3) Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for first quarter 2014 decreased by $41 million, or 14.1 percent, compared to first quarter 2013. On a per ASM basis, Maintenance materials and repairs expense decreased 12.8 percent, compared to first quarter 2013. On both a dollar and a per ASM basis, approximately 60 percent of the decrease was attributable to reduced materials expense due to the completion of the Evolve aircraft interior retrofit program during third quarter 2013, approximately 25 percent was attributable to reduced engine repair expense due to the impact of 717-200 aircraft transitioning out of the Company's fleet, and approximately 15 percent was due to a decrease in airframe repairs expense due to the timing of regular maintenance checks. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2014 to decrease, compared to second quarter 2013.

Aircraft rentals expense for first quarter 2014 decreased by $12 million, or 12.9 percent, compared to first quarter 2013. On a per ASM basis, Aircraft rentals expense decreased by 10.0 percent compared to first quarter 2013. On both a dollar and per ASM basis, the decrease was primarily due to the transition of leased 717-200 aircraft out of the Company's fleet, for conversion and delivery to Delta. The Company currently expects Aircraft rentals expense per ASM for second quarter 2014 to decrease, compared to second quarter 2013.

Landing fees and other rentals expense for first quarter 2014 were flat compared to first quarter 2013. On a per ASM basis, Landing fees and other rentals expense increased 1.2 percent, compared to first quarter 2013, due to higher space rental rates at various airports. The Company currently expects Landing fees and other rentals expense per ASM for second quarter 2014 to be comparable to first quarter 2014.

Depreciation and amortization expense for first quarter 2014 increased by $11 million, or 5.2 percent, compared to first quarter 2013. On a per ASM basis, Depreciation and amortization expense increased 7.4 percent, compared to first quarter 2013. Both increases were primarily due to depreciation associated with large software projects that have been placed into service since first quarter 2013. The Company currently expects Depreciation and amortization expense per ASM for second quarter 2014 to increase, compared to second quarter 2013.

The Company incurred $18 million of Acquisition and integration costs during first quarter 2014 related to the AirTran integration, compared to $13 million in first quarter 2013. The first quarter 2014 costs primarily consisted of Employee training, fleet integration and costs associated with the transition of 717-200s to Delta, and facility integration expenses.

Other operating expenses for first quarter 2014 increased by $25 million, or 5.0 percent, compared to first quarter 2013. On a per ASM basis, Other operating expenses increased 4.9 percent, compared to first quarter 2013. Approximately 35 percent of these increases were the result of higher contract programming and consulting expenses, and the remainder was due to items that were individually insignificant. The Company currently expects Other operating expenses per ASM for second quarter 2014 to increase compared to second quarter 2013.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for first quarter 2014 increased by $4 million, or 13.8 percent, compared to first quarter 2013, primarily due to imputed interest on the LFMP construction obligation.The Company expects interest expense for second quarter 2014 to increase as compared to second quarter 2013.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$(55)	$(61)
Ineffectiveness from fuel hedges settling in future periods	(13)	10
Realized ineffectiveness and mark-to-market (gains) or losses	(1)	—
Premium cost of fuel contracts	17	5
Other	(1)	—
	$(53)	$(46)

Income Taxes

The Company's effective tax rate was approximately 37.5 percent in first quarter 2014, compared to 37.4 percent in first quarter 2013. The Company projects a full year 2014 effective tax rate of approximately 38 percent based on currently forecasted financial results.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 billion for the three months ended March 31, 2014, compared to $983 million provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2014, were largely impacted by the Company's results of operations (as adjusted for noncash items), a $761 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and a net $24 million increase in cash flows from Accounts payable and accrued liabilities due to timing of payments. For the three months ended March 31, 2013, there was a $707 million increase in Air traffic liability as a result of bookings for future travel, and a net $120 million increase in cash flows from Accounts payable and accrued liabilities due to timing of payments. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, and provide working capital.

Net cash used in investing activities during the three months ended March 31, 2014, totaled $358 million, compared to $472 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, as well as changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2014, capital expenditures were $407 million, which included the payment for slots acquired at Washington Reagan National Airport, payments for new aircraft delivered to the Company, and progress payments for future aircraft deliveries, compared to $534 million during the same prior year period. During the three months ended March 31, 2014, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $49 million, compared to a net cash inflow of $62 million during the same prior year period. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's purchase of additional slots at Washington Reagan National Airport.

Net cash used in financing activities during the three months ended March 31, 2014, was $375 million, compared to $286 million used in financing activities for the same prior year period. During the three months ended March 31, 2014, the Company repaid $46 million in debt and capital lease obligations and repurchased approximately $315 million of its outstanding common stock through a share repurchase program. During the three months ended March 31, 2013, the Company repaid $164 million in debt and capital lease obligations and repurchased approximately $100 million of its outstanding common stock through a share repurchase program.

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

The Company has access to a $1 billion unsecured revolving credit facility expiring in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of March 31, 2014, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2014	—		33	—	14	—	—		—	47	(3)
2015	—		19	—	5	—	—		—	24
2016	31		—	12	—	—	—		—	43
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	52	36	19	30	170	(2)	191	554

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.
(3) Includes two 737-800s and six pre-owned 737-700s delivered as of March 31, 2014.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $789 million remaining in 2014, $824 million in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, and $6.8 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2014:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	13	54	10	44
737-300	137 or 143	20	122	76	46
737-500	122	23	15	9	6
737-700	137 or 143	10	431	382	49
737-800	175	1	54	47	7
TOTALS			676	524	152

The Company expects to incur no more than $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which approximately $428 million has been incurred through March 31, 2014. These costs have been, and are expected to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.5 billion as of March 31, 2014, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future integration expenditures. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. Through February 15, 2008, the Company had repurchased 4.4 million shares for a total of approximately $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. On May 16, 2012, the Company's Board of Directors increased the previous share repurchase authorization by $500 million to a total of $1.0 billion. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. On February 24, 2014, pursuant to the First Quarter ASR Program, the Company advanced $200 million to a financial institution in a privately negotiated transaction, and received approximately 6.9 million of its common shares, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. The specific number of shares that the Company ultimately will repurchase under the First Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in second quarter 2014. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution. As of March 31, 2014, the Company's cumulative purchases under all Board-authorized repurchases since the August 2011 authorization have totaled $1.48 billion in common stock, or 124 million shares, under its $1.5 billion in total authorized by the Board.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the integration of AirTran and the Company's related financial and operational goals and expectations, including, without limitation, anticipated integration timeframes and expected benefits and costs associated with the integration;
•the Company's network plans, opportunities, and expectations;
•the Company's fleet plans, including its fleet modernization and capacity plans and expectations;
•the Company's financial outlook and projected results of operations;
•the Company's plans and expectations with respect to managing risk associated with changing jet fuel prices;
•the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;
•the Company's assessment of market risks; and
•the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the Company's ability to effectively integrate AirTran and realize the expected benefits from the acquisition;
•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•demand for the Company's services and the impact of economic conditions, fuel prices and availability, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) on the Company's business decisions, plans, and strategies;
•the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;
•the Company's dependence on third parties with respect to certain of its initiatives, in particular its fleet plans;
•the impact of governmental regulations and other actions related to the Company's operations; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2014, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was an asset of $218 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2014, the Company had ten counterparties with which the derivatives held were a net asset, totaling $218 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2014, $10 million in cash collateral deposits were held by the Company, and no cash collateral deposits were provided by the Company, associated with its outstanding fuel derivative instruments. No letters of credit or aircraft collateral were provided by or held by the Company at March 31, 2014. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of March 31, 2014, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $301 million in cash collateral, post $221 million in aircraft collateral, and post $105 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of West Texas intermediate crude oil ("WTI"). The Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2013, and all future changes in fair value of such instruments will continue to be recorded directly to earnings in future periods. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the Company holds WTI-based derivatives, changes in the fair value of these positions will continue to create income statement volatility and may not provide complete protection against jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)		(b)		(c)	(d)
					Total number of	Maximum dollar
					shares purchased	value of shares that
	Total number		Average		as part of publicly	may yet be purchased
	of shares		price paid		announced plans	under the plans
Period	purchased		per share		or programs	or programs
January 1, 2014 through January 31, 2014	1,000,000		$21.08		1,000,000	$313,777,071
February 1, 2014 through February 28, 2014	11,311,382	(2)	$—	(2)	11,311,382	$20,068,782	(2)
March 1, 2014 through March 31, 2014	—		$—		—	$20,068,782
Total	12,311,382				12,311,382

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

(2)
During February 2014, the Company repurchased 4,418,000 shares of its common stock on the open market at an average price of $21.21 per share. Following these open market repurchases, under the First Quarter ASR Program, the Company paid $200 million and received an initial delivery of 6,893,382 shares during first quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program based on a price of $21.76 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on February 21, 2014. The specific number of shares that the Company ultimately will repurchase under the First Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in second quarter 2014. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

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

10.1	Supplemental Agreement No. 86 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

April 30, 2014	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 86 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Furnished, not filed.