Form 10-Q
period 2014-06-30
SOUTHWEST AIRLINES CO
filed 2014-07-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Common Stock outstanding as of the close of business on July 28, 2014: 685,140,186

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014 and 2013
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,882	$1,355
Short-term investments	2,112	1,797
Accounts and other receivables	447	419
Inventories of parts and supplies, at cost	435	467
Deferred income taxes	165	168
Prepaid expenses and other current assets	276	250
Total current assets	5,317	4,456

Property and equipment, at cost:
Flight equipment	17,592	16,937
Ground property and equipment	2,792	2,666
Deposits on flight equipment purchase contracts	688	764
Assets constructed for others	515	453
	21,587	20,820
Less allowance for depreciation and amortization	7,860	7,431
	13,727	13,389
Goodwill	970	970
Other assets	877	530
	$20,891	$19,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,292	$1,247
Accrued liabilities	1,645	1,229
Air traffic liability	3,485	2,571
Current maturities of long-term debt	605	629
Total current liabilities	7,027	5,676

Long-term debt less current maturities	2,153	2,191
Deferred income taxes	3,017	2,934
Construction obligation	468	437
Other noncurrent liabilities	710	771
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,263	1,231
Retained earnings	6,979	6,431
Accumulated other comprehensive income (loss)	111	(3)
Treasury stock, at cost	(1,645)	(1,131)
Total stockholders' equity	7,516	7,336
	$20,891	$19,345

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Passenger	$4,752	$4,380	$8,685	$8,218
Freight	44	43	84	82
Other	215	220	409	427
Total operating revenues	5,011	4,643	9,178	8,727

OPERATING EXPENSES:
Salaries, wages, and benefits	1,406	1,298	2,680	2,481
Fuel and oil	1,425	1,489	2,739	2,946
Maintenance materials and repairs	236	281	486	571
Aircraft rentals	75	92	156	185
Landing fees and other rentals	295	292	560	558
Depreciation and amortization	228	213	449	422
Acquisition and integration	38	26	56	39
Other operating expenses	533	519	1,061	1,022
Total operating expenses	4,236	4,210	8,187	8,224

OPERATING INCOME	775	433	991	503

OTHER EXPENSES (INCOME):
Interest expense	34	33	66	62
Capitalized interest	(6)	(8)	(12)	(13)
Interest income	(2)	(2)	(3)	(3)
Other gains (losses), net	3	47	(50)	1
Total other expenses	29	70	1	47

INCOME BEFORE INCOME TAXES	746	363	990	456
PROVISION FOR INCOME TAXES	281	139	373	173

NET INCOME	$465	$224	$617	$283

NET INCOME PER SHARE, BASIC	$0.67	$0.31	$0.89	$0.39

NET INCOME PER SHARE, DILUTED	$0.67	$0.31	$0.88	$0.39

COMPREHENSIVE INCOME	$588	$87	$731	$154

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	690	714	694	719
Diluted	698	722	703	727

Cash dividends declared per common share	$.06	$.04	$.10	$.05

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465	$224	$617	$283
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	228	213	449	422
Unrealized (gain) loss on fuel derivative instruments	(7)	55	(67)	33
Deferred income taxes	(11)	21	81	23
Changes in certain assets and liabilities:
Accounts and other receivables	10	(51)	(61)	(147)
Other assets	(21)	6	(14)	(19)
Accounts payable and accrued liabilities	424	162	448	282
Air traffic liability	153	199	914	907
Cash collateral received from (paid to) derivative counterparties	95	(53)	106	(25)
Other, net	2	2	(15)	1
Net cash provided by operating activities	1,338	778	2,458	1,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(500)	(193)	(907)	(727)
Purchases of short-term investments	(1,159)	(900)	(1,929)	(1,624)
Proceeds from sales of short-term and other investments	803	793	1,622	1,580
Other, net	(1)	—	(1)	—
Net cash used in investing activities	(857)	(300)	(1,215)	(771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	25	13	73	19
Payments of long-term debt and capital lease obligations	(73)	(52)	(119)	(216)
Payments of cash dividends	(42)	(28)	(97)	(43)
Repayment of construction obligation	(2)	—	(5)	—
Repurchase of common stock	(240)	(251)	(555)	(351)
Other, net	(8)	(9)	(13)	(22)
Net cash used in financing activities	(340)	(327)	(716)	(613)

NET CHANGE IN CASH AND CASH EQUIVALENTS	141	151	527	376

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,741	1,338	1,355	1,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,882	$1,489	$1,882	$1,489

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$26	$67	$67
Income taxes	$12	$21	$12	$23

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets constructed for others	$19	$47	$31	$75

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2014 and 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, and corporate travel budgets. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2013.

2. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company's policy is to record revenue for the estimated spoilage of tickets (including partial tickets) once the flight date has passed, under the redemption method. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically 12 months after the original purchase date. Spoilage estimates are based on the Customer’s historical travel behavior as well as assumptions about the Customer’s future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company’s ticketing policies, changes to the Company’s refund, exchange and unused funds policies, or economic factors. A change to previously recorded estimates of tickets expected to spoil in the future resulted in additional passenger revenue of $47 million in second quarter 2014. Revisions to the Company's assumptions regarding Customer behavior subsequent to the implementation of its No Show policy were a contributing factor to the change in estimate. The impact of this change to net income, net of profitsharing and taxes, for the three and six months ended June 30, 2014, was $25 million. This change in estimate also resulted in a $.04 increase in both basic and diluted net income per share for the three months ended June 30, 2014, and a $.04 increase in both basic and diluted net income per share for the six months ended June 30, 2014.

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in the Accounting Standards Update ("ASU") No. 2014-09, which is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

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

For the three months ended June 30, 2014, the Company had fuel derivative instruments in place for 33 percent of its fuel consumption. As of June 30, 2014, the Company had fuel derivative instruments in place to provide coverage for up to 41 percent of its remaining 2014 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2014 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	June 30, 2014	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2014
Remainder of 2014	365	WTI crude, Brent crude oil, and Gulf Coast jet fuel
2015	1,165	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2016	1,089	Brent crude oil and Heating oil
2017	820	WTI crude and Brent crude oil
2018	98	Brent crude oil

(a) The Company determined gallons hedged based on market prices and forward curves as of June 30, 2014. Due to the types of derivatives utilized by the Company, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2013, or during the six months ended June 30, 2014.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. During 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses subsequent to July 1, 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. The change in fair value of the Company's WTI derivative contracts for the three and six months ended June 30, 2014, were increases of $15 million and $20 million, respectively, which resulted in gains in the unaudited Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$125	$74	$1	$—
Fuel derivative contracts (gross)	Other assets	385	209	3	1
Interest rate derivative contracts	Other assets	17	20	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	72	77
Total derivatives designated as hedges		$527	$303	$76	$78
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$181	$175	$216	$182
Fuel derivative contracts (gross)	Other assets	61	16	107	99
Fuel derivative contracts (gross)	Accrued liabilities	—	9	—	21
Total derivatives not designated as hedges		$242	$200	$323	$302
Total derivatives		$769	$503	$399	$380

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2014	2013
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$23	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	82	—
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	32	32
Due to third parties for fuel contracts	Accounts payable	2	—
Receivable from third parties for fuel contracts - current	Accounts and other receivables	34	57
Deferred premium gain for fuel contracts - noncurrent	Other noncurrent liabilities	12	2

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$306	$(240)	$66		$249	$(182)	$67
Fuel derivative contracts	Other assets	$446	$(192)	$254	(a)	$225	$(100)	$125	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$9	$(9)	$—	(a)
Interest rate derivative contracts	Other assets	$17	$—	$17	(a)	$20	$—	$20	(a)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$240	$(240)	$—		$182	$(182)	$—
Fuel derivative contracts	Other assets	$192	$(192)	$—	(a)	$100	$(100)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$21	$(9)	$12	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$72	$(32)	$40	(a)	$77	$(32)	$45	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$(122)	*	$189	*	$(1)	*	$37	*	$(28)	$3
Interest rate derivatives	3	*	(11)	*	3	*	4	*	—	(1)
Total	$(119)		$178		$2		$41		$(28)	$2
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$(110)	*	$218	*	$(1)	*	$63	*	$(41)	$12
Interest rate derivatives	5	*	(14)	*	7	*	9	*	(1)	(1)
Total	$(105)		$204		$6		$72		$(42)	$11
*Net of tax

(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$16	$32	Other (gains) losses, net

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$(40)	$(28)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2014 and 2013 of $17 million and $12 million, respectively, and the six months ended June 30, 2014 and 2013 of $34 million and $17 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized gains from fuel hedges as of June 30, 2014, were approximately $12 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2014. In addition, as of June 30, 2014, the Company had already recognized cumulative net gains due to ineffectiveness and derivatives that did not qualify for hedge accounting treatment totaling $99 million, net of taxes. These net gains were recognized during the three months ended June 30, 2014 and prior periods, and are reflected in Retained earnings as of June 30, 2014, but the underlying derivative instruments will not expire/settle until third quarter 2014 or future periods.

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

Credit risk and collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2014, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other (a)	Total
Fair value of fuel derivatives	$148	$61	$73	$92	$25	$26	$425
Cash collateral held from (by) CP	105	—	—	—	—	—	105
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150) (e)	(50) to (250) or >(650) (d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (250) or >(650)	(50) to (100) or >(500)	>(50)	(50) to (250) or >(650)	>(50)
Cash is received from CP	>50	>150	>175 (c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (250) or >(650)	(0) to (100) or >(500)	(b)	(0) to (250) or >(650)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(250) to (650)	(100) to (500)	N/A	(250) to (650)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$20 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No letters of credit or aircraft were pledged as collateral with such counterparties as of June 30, 2014.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of June 30, 2014.

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2014 and 2013 were as follows:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended June 30,
(in millions)	2014	2013
NET INCOME	$465	$224
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $72 and ($90)	121	(152)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $- and $9	—	15
Other, net of deferred taxes of $1 and $-	2	—
Total other comprehensive income (loss)	$123	$(137)
COMPREHENSIVE INCOME	$588	$87

	Six months ended June 30,
(in millions)	2014	2013
NET INCOME	$617	$283
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $64 and ($91)	109	(155)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $15	2	23
Other, net of deferred taxes of $3 and $2	3	3
Total other comprehensive income (loss)	$114	$(129)
COMPREHENSIVE INCOME	$731	$154

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2014:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2014	$(40)	$(55)	$65	$11	$7	$(12)
Changes in fair value	195	(5)	—	3	(72)	121
Reclassification to earnings	(2)	5	—	—	(1)	2
Balance at June 30, 2014	$153	$(55)	$65	$14	$(66)	$111

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	$(3)
Changes in fair value	175	(8)	—	6	(65)	108
Reclassification to earnings	(2)	11	—	—	(3)	6
Balance at June 30, 2014	$153	$(55)	$65	$14	$(66)	$111

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2014:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three months ended June 30, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(2)	Fuel and oil expense
	(1)	Less: Tax Expense
	$(1)	Net of tax
Unrealized gain on interest rate derivative instruments	$5	Interest expense
	2	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$2	Net of tax

Six months ended June 30, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(2)	Fuel and oil expense
	(1)	Less: Tax Expense
	$(1)	Net of tax
Unrealized gain on interest rate derivative instruments	$11	Interest expense
	4	Less: Tax Expense
	$7	Net of tax

Total reclassifications for the period	$6	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	June 30, 2014	December 31, 2013
Derivative contracts	$271	$145
Intangible assets (a)	369	166
Non-current investments	39	44
Other	198	175
Other assets	$877	$530
(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The increase in Intangible assets during 2014 was primarily due to the acquisition of additional slots at Washington Reagan National Airport, which were divested by AMR Corporation, the parent company of American Airlines, Inc., in connection with the merger with US Airways Group, Inc. The slots acquired are not subject to amortization due to the ability to renew the slots on an unlimited basis, the expectation that the slots will contribute positive cash flows for an indefinite period of time, and the Company's recent significant growth in certain slot-controlled airports. The purchase price paid for these slots was included as a component of Capital expenditures in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts payable (in millions)	June 30, 2014	December 31, 2013
Accounts payable trade	$221	$189
Salaries payable	157	156
Taxes payable	214	146
Aircraft maintenance payable	322	331
Fuel payable	106	102
Other payables	272	323
Accounts payable	$1,292	$1,247

Accrued liabilities (in millions)	June 30, 2014	December 31, 2013
Profitsharing and savings plans	$391	$244
Aircraft and other lease related obligations	122	173
Vacation pay	287	278
Health	72	73
Derivative contracts	—	12
Workers compensation	162	161
Income taxes	313	3
Property and other taxes	65	62
Other	233	223
Accrued liabilities	$1,645	$1,229

Other noncurrent liabilities (in millions)	June 30, 2014	December 31, 2013
Postretirement obligation	$144	$138
Non-current lease-related obligations	242	290
Other deferred compensation	160	163
Deferred gains from sale and leaseback of aircraft	59	65
Derivative contracts	40	45
Other	65	70
Other noncurrent liabilities	$710	$771

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta during late September 2013, and as of June 30, 2014, the Company had delivered a total of 36 B717s to Delta. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month. Following the purchase of two formerly leased B717 aircraft during first quarter 2014, a total of 76 of the B717s are on operating lease, ten are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company's operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company's modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or its acquisition of pre-owned 737s.

The Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately two to nine years. The leasing of the ten B717s owned

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

by the Company is subject to certain conditions, and the lease terms are for seven years, after which Delta has the option to purchase the aircraft at the then-prevailing market value. The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of these two aircraft will be accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represented the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the B717s that were originally accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. During second quarter 2014, the Company recorded an additional $17 million in expense for its revised estimate of conversion costs for these B717s. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's unaudited Condensed Consolidated Statement of Comprehensive Income and were included as a component of Other, net in Cash flows from operating activities in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's unaudited Condensed Consolidated Balance Sheet. A rollforward of the Company's B717 lease/sublease liability for 2014 and 2013 is shown below:

(in millions)	B717 lease/sublease liability
Balance at December 31, 2012	$128
Lease/sublease accretion	6
Lease/sublease payments, net (a)	(12)
Balance at December 31, 2013	$122
Lease/sublease accretion	3
Lease/sublease expense adjustment	17
Lease/sublease payments, net (a)	(63)
Balance at June 30, 2014	$79
(a) Includes lease conversion cost payments

The Company may also incur other costs associated with this transaction, such as potential changes associated with the extension of the time between when the Company removes an aircraft from revenue service and the time it is delivered to Delta. The Company has anticipated a reasonable period of transition time for the conversion process, but for some aircraft this period of time will be longer than anticipated due to the Company's plans to halt all B717 service on or around the end of 2014. The Company may incur additional charges at the time the aircraft are removed from service. Any additional charges are not expected to be material.

7.    COMMITMENTS AND CONTINGENCIES

Commitments
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Construction on the project is not expected to begin until mid to late 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the unaudited Condensed Consolidated Balance Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built (with a

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

corresponding cash outflow in Investing activities in the unaudited Condensed Consolidated Statement of Cash Flows), and an increase to Construction obligation (with a corresponding cash inflow in Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticket counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City may purchase the facility under the Lease at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Capital expenditures, in the unaudited Condensed Consolidated Statement of Cash Flows. As of June 30, 2014, the Company had recorded construction costs related to Houston Hobby of $26 million.

In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company will oversee and manage the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost of approximately $500 million. The Company and LAWA are currently determining how the Project will be funded. Under one option being considered, a quasi-governmental special purpose entity would act as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility would be used to fund the development of the Project. Outstanding loans would be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. And, the Company would guaranty the obligations of the conduit borrower under the credit facility.  Certain minor enabling projects have begun, and major construction on the project is expected to begin late 2014 or early 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes.

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

It is currently expected that the total construction costs associated with the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are helping to fund portions

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of June 30, 2014, the Company had recorded LFMP construction costs of $470 million within Assets constructed for others and had recorded a liability of $468 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

As of June 30, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

All of the Company’s auction rate security instruments, totaling $32 million (net) at June 30, 2014, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,388	$1,388	$—	$—
Commercial paper	340	—	340	—
Certificates of deposit	12	—	12	—
Eurodollar time deposits	142	—	142	—
Short-term investments:
Treasury bills	1,880	1,880	—	—
Certificates of deposit	232	—	232	—
Noncurrent investments (b)
Auction rate securities	32	—	—	32
Interest rate derivatives	17	—	17	—
Fuel derivatives:
Swap contracts (c)	48	—	48	—
Option contracts (c)	704	—	—	704
Other available-for-sale securities	64	59	—	5
Total assets	$4,859	$3,327	$791	$741
Liabilities
Fuel derivatives:
Swap contracts (c)	$(29)	$—	$(29)	$—
Option contracts (c)	(298)	—	—	(298)
Interest rate derivatives	(72)	—	(72)	—
Deferred compensation	(155)	(155)	—	—
Total liabilities	$(554)	$(155)	$(101)	$(298)

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

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2014, or the year ended December 31, 2013. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at March 31, 2014	$206		$32		$5	$243
Total gains (realized or unrealized)
Included in earnings	36		—		—	36
Included in other comprehensive income	166		—		—	166
Purchases	79	(a)	—		—	79
Sales	(73)	(a)	—		—	(73)
Settlements	(8)		—		—	(8)
Balance at June 30, 2014	$406		$32	(b)	$5	$443
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$36		$—		$—	$36
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2013	$172		$39		$5	$216
Total gains (realized or unrealized)
Included in earnings	105		—		—	105
Included in other comprehensive income	144		2		—	146
Purchases	100	(a)	—		—	100
Sales	(100)	(a)	(9)		—	(109)
Settlements	(15)		—		—	(15)
Balance at June 30, 2014	$406		$32	(b)	$5	$443
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$98		$—		$—	$98
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at June 30, 2014:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2014	8-19%
			Fourth quarter 2014	12-19%
			2015	12-20%
			2016	11-19%
			2017	11-16%
			2018	11-14%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3%
		Counterparty credit spread		1-3%

All settlements from fuel derivative contracts that are deemed “effective” are included in Fuel and oil expense in the period the underlying fuel is consumed in operations. Any “ineffectiveness” associated with hedges, including amounts that settled in the current period (realized), and amounts that will settle in future periods (unrealized), is recorded in earnings immediately as a component of Other (gains) losses, net. See Note 3 for further information on hedging. Any gains and losses (realized and unrealized) related to other investments are reported in Other operating expenses and were immaterial for the three and six months ended June 30, 2014 and 2013.

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2014, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	$352	$355	Level 2
5.75% Notes due 2016	317	348	Level 2
5.25% Convertible Senior Notes due 2016	114	226	Level 2
5.125% Notes due 2017	319	348	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	7	8	Level 2
French Credit Agreements due 2018 - 1.03%	41	41	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	27	28	Level 3
Term Loan Agreement due 2019 - 6.315%	195	201	Level 3
Term Loan Agreement due 2019 - 6.84%	79	85	Level 3
Term Loan Agreement due 2020 - 5.223%	393	378	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	320	322	Level 3
Pass Through Certificates due 2022 - 6.24%	363	420	Level 2
7.375% Debentures due 2027	135	164	Level 2

9.    LONG-TERM DEBT

On April 1, 2014, the Company prepaid a portion of its Fixed-rate 717 Aircraft Notes payable in the amount of $35 million prior to their 2017 maturity date. This repayment was associated with eight of the ten Boeing 717s pledged as collateral for the notes. As a result of the early repayment, the Company incurred a $5 million make-whole penalty, representing the present value of the future interest payments on the notes, which is reflected as a component of Interest expense in the unaudited Condensed Consolidated Statement of Comprehensive Income. In addition, the Company wrote off the remainder of its unamortized debt premium associated with these notes in second quarter 2014, in the amount of $5 million, which is reflected as a reduction to Interest expense in the unaudited Condensed Consolidated Statement of Comprehensive Income.

10.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
NUMERATOR:
Net income	$465	$224	$617	$283
Incremental income effect of interest on 5.25% convertible notes	1	1	2	1
Net income after assumed conversion	$466	$225	$619	$284

DENOMINATOR:
Weighted-average shares outstanding, basic	690	714	694	719
Dilutive effect of Employee stock options and restricted stock units	2	2	3	2
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	698	722	703	727

NET INCOME PER SHARE:
Basic	$0.67	$0.31	$0.89	$0.39
Diluted	$0.67	$0.31	$0.88	$0.39

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	—	10	—	15

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2014 and 2013 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2014	2013	Change
Revenue passengers carried	29,155,114	28,960,367	0.7%
Enplaned passengers	35,790,140	35,530,779	0.7%
Revenue passenger miles (RPMs) (000s)(1)	28,589,997	27,929,506	2.4%
Available seat miles (ASMs) (000s)(2)	34,096,212	34,231,243	(0.4)%
Load factor(3)	83.9%	81.6%	2.3	pts
Average length of passenger haul (miles)	981	964	1.8%
Average aircraft stage length (miles)	723	708	2.1%
Trips flown	327,343	343,592	(4.7)%
Average passenger fare	$163.00	$151.23	7.8%
Passenger revenue yield per RPM (cents)(4)	16.62	15.68	6.0%
Operating revenue per ASM (cents)(5)	14.70	13.56	8.4%
Passenger revenue per ASM (cents)(6)	13.94	12.79	9.0%
Operating expenses per ASM (cents)(7)	12.42	12.30	1.0%
Operating expenses per ASM, excluding fuel (cents)	8.25	7.95	3.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.88	7.72	2.1%
Fuel costs per gallon, including fuel tax	$3.03	$3.11	(2.6)%
Fuel costs per gallon, including fuel tax, economic	$3.02	$3.06	(1.3)%
Fuel consumed, in gallons (millions)	469	478	(1.9)%
Active fulltime equivalent Employees	45,508	45,216	0.6%
Aircraft at end of period(8)	683	698	(2.1)%

	Six months ended June 30,
	2014	2013	Change
Revenue passengers carried	54,210,923	54,164,301	0.1%
Enplaned passengers	66,446,721	66,243,404	0.3%
Revenue passenger miles (RPMs) (000s)(1)	52,745,314	51,686,249	2.0%
Available seat miles (ASMs) (000s)(2)	64,570,794	65,032,668	(0.7)%
Load factor(3)	81.7%	79.5%	2.2	pts
Average length of passenger haul (miles)	973	954	2.0%
Average aircraft stage length (miles)	717	701	2.3%
Trips flown	626,981	662,106	(5.3)%
Average passenger fare	$160.21	$151.73	5.6%
Passenger revenue yield per RPM (cents)(4)	16.47	15.90	3.6%
Operating revenue per ASM (cents)(5)	14.21	13.42	5.9%
Passenger revenue per ASM (cents)(6)	13.45	12.64	6.4%
Operating expenses per ASM (cents)(7)	12.68	12.65	0.2%
Operating expenses per ASM, excluding fuel (cents)	8.44	8.12	3.9%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.20	7.98	2.8%
Fuel costs per gallon, including fuel tax	$3.06	$3.23	(5.3)%
Fuel costs per gallon, including fuel tax, economic	$3.05	$3.17	(3.8)%
Fuel consumed, in gallons (millions)	892	910	(2.0)%
Active fulltime equivalent Employees	45,508	45,216	0.6%
Aircraft at period-end(8)	683	698	(2.1)%

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
(8) Aircraft in the Company's fleet at period end, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2014	2013	Change	2014	2013	Change
Fuel and oil expense, unhedged	$1,444	$1,442		$2,776	$2,847
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	(19)	47		(37)	99
Fuel and oil expense, as reported	$1,425	$1,489		$2,739	$2,946
Deduct: Net impact from fuel contracts	(6)	(20)		(14)	(49)
Fuel and oil expense, non-GAAP (economic)	$1,419	$1,469	(3.4)%	$2,725	$2,897	(5.9)%

Total operating expenses, as reported	$4,236	$4,210		$8,187	$8,224
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	7		—	7
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(6)	(27)		(14)	(56)
Deduct: Acquisition and integration costs	(38)	(26)		(56)	(39)
Total operating expenses, non-GAAP	$4,192	$4,164	0.7%	$8,117	$8,136	(0.2)%

Operating income, as reported	$775	$433		$991	$503
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	(7)		—	(7)
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	6	27		14	56
Add: Acquisition and integration costs	38	26		56	39
Operating income, non-GAAP	$819	$479	71.0%	$1,061	$591	79.5%

Net income, as reported	$465	$224		$617	$283
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	16	25		(40)	(35)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	(28)	3		(41)	12
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	6	27		14	56
Add (Deduct): Income tax impact of fuel contracts	2	(21)		26	(12)
Add: Acquisition and integration costs, net (a)	24	16		35	24
Net income, non-GAAP	$485	$274	77.0%	$611	$328	86.3%

Net income per share, diluted, as reported	$0.67	$0.31		$0.88	$0.39
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares (a)	(0.01)	0.05		(0.06)	0.03
Add: Impact of special items, net (a)	0.04	0.02		0.05	0.03
Net income per share, diluted, non-GAAP	$0.70	$0.38	84.2%	$0.87	$0.45	93.3%

Operating expenses per ASM (cents)	12.42 ¢	12.30 ¢		12.68 ¢	12.65 ¢
Deduct: Fuel expense divided by ASMs	(4.17)	(4.35)		(4.24)	(4.53)
Deduct: Impact of special items	(0.11)	(0.08)		(0.09)	(0.06)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.14 ¢	7.87 ¢	3.4%	8.35 ¢	8.06 ¢	3.6%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	June 30, 2014	June 30, 2013
Operating income, as reported	$1,766	$645
Net impact from fuel contracts	49	92
Acquisition and integration costs	103	198
Operating income, non-GAAP	$1,918	$935
Net adjustment for aircraft leases (1)	140	127
Adjustment for fuel hedge accounting	(78)	(35)
Adjusted Operating income, non-GAAP	$1,980	$1,027

Average invested capital (2)	$11,581	$11,937
Equity adjustment for hedge accounting	(25)	132
Adjusted average invested capital	$11,556	$12,069

ROIC, pre-tax	17.1%	8.5%
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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as “excluding special items,” as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company's acquisition and integration of AirTran. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company's acquisition of AirTran, which closed on May 2, 2011, the Company has incurred and expects to continue to incur substantial charges associated with integration of the two companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the charges as special items in its future presentation of non-GAAP results.
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

Financial Overview

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2014 and 2013 as follows:

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2014	2013	Percent Change	2014	2013	Percent Change
Operating income	$775	$433	79.0%	$991	$503	97.0%
Net income	$465	$224	107.6%	$617	$283	118.0%
Net income per share, diluted	$0.67	$0.31	116.1%	$0.88	$0.39	125.6%

Non-GAAP
Operating income	$819	$479	71.0%	$1,061	$591	79.5%
Net income	$485	$274	77.0%	$611	$328	86.3%
Net income per share, diluted	$0.70	$0.38	84.2%	$0.87	$0.45	93.3%

Second quarter 2014 net income was a Company quarterly record $465 million, or $0.67 per diluted share, a 107.6 percent increase year-over-year. This increase primarily was due to a 7.9 percent increase in Operating revenues, driven by strong demand for air travel and successful execution of the Company's strategic initiatives, while Operating expenses remained relatively flat, also as a result of benefits from the Company's strategic initiatives and from relatively stable fuel prices. Excluding special items, which consisted primarily of Acquisition and integration costs associated with the AirTran acquisition and unrealized non-cash adjustments and reclassifications associated with hedge accounting, non-GAAP Net income was also a quarterly record $485 million, or $0.70 per diluted share, a 77.0 percent increase year-over-year. This marked the fifth consecutive quarter for which the Company produced record non-GAAP Net income for the applicable fiscal quarter. Second quarter 2014 Operating income was $775 million and second quarter 2014 non-GAAP Operating income was $819 million. Both GAAP and non-GAAP Operating income results were Company quarterly records and significantly surpassed the prior year performance.

For the 12 months ended June 30, 2014, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 17.1 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This marks the first time the Company has achieved a pre-tax ROIC greater than 15 percent since the twelve month period ended June 30, 2001.

For the six months ended June 30, 2014, Net income was $617 million, or $0.88 per diluted share, a 118.0 percent increase year-over-year, and non-GAAP Net income was $611 million, or $0.87 per diluted share, an 86.3 percent increase year-over-year. These increases primarily were due to a 5.2 percent increase in Operating revenues, driven by continued strong demand for air travel, while Operating expenses remained relatively flat. Operating income for the six months ended June 30, 2014, was $991 million, and non-GAAP Operating income for the six months ended June 30, 2014, was $1.1 billion.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
During second quarter 2014, the Company continued to push forward on Southwest's historic launch of international service by offering for sale Southwest service to two more destinations, Mexico City and Punta Cana, the two remaining AirTran international destinations. Southwest international operations commenced on July 1, 2014, with service to Aruba, Nassau, and Montego Bay, with service to Cabo San Lucas and Cancun scheduled to begin on August 10, 2014, and service to Mexico City and Punta Cana scheduled to begin on November 2, 2014.

After the successful launch of the Amadeus' Altéa international reservation system, the Company announced in May 2014 that it selected Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be implemented over the next several years.
The ability to begin offering Southwest international service marked a significant achievement in the Company's more than three-year full integration of Southwest's and AirTran's networks, fleets, systems, and People, which remains on track to be completed by December 31, 2014.
During second quarter 2014, the Company continued to return significant value to its Shareholders. Through May 9, 2014, the Company had repurchased, under its previously authorized $1.5 billion share repurchase program, approximately 126 million shares for a total of approximately $1.5 billion, completing the program. Furthermore, on May 14, 2014, the Company's Board of Directors approved a 50 percent increase of the Company's quarterly cash dividend per share and a new $1 billion share repurchase program. The Company began the new share repurchase program by launching a $200 million accelerated share repurchase in May 2014 ("Second Quarter ASR Program"). See Part II, Item 2 for further information on the Company's share repurchase authorizations.

During second quarter 2014, the Company took several steps designed to enhance its existing service in cities across the network or to connect existing cities with new service not previously offered by Southwest, most notably:

•
At Washington Reagan National Airport, the Company announced new nonstop service beginning November 2, 2014, increasing the carrier's service from 17 departures to 44 departures per day by year's end, to 14 destinations: Atlanta, Akron/Canton, Austin, Chicago Midway, Dallas Love Field, Houston Hobby, Fort Myers, Indianapolis, Kansas City, Milwaukee, Nashville, New Orleans, St. Louis, and Tampa Bay. This increase in service was made possible by the acquisition of 54 additional slots (for 27 additional daily roundtrip flights), divested in connection with the merger between AMR Corporation, the parent company of American Airlines, Inc., and US Airways Group, Inc.

•
At Dallas Love Field, the Company announced it will begin serving seven new nonstop destinations beginning October 13, 2014 and eight nonstop destinations beginning November 2, 2014. These routes were made possible by the official repeal of the Wright Amendment federal flight restrictions at Love Field, which come to an end on October 13, 2014.

•
Mobile boarding passes are now available for Customers traveling throughout the United States, marking the completion of the domestic rollout of the technology, which will make getting through the airport quicker and greener.

The Company has a significant amount of fleet activity planned during the remainder of 2014, as it winds down the AirTran brand and continues to modernize its fleet, resulting in a larger than normal number of aircraft out of scheduled service. The Company currently expects its third quarter ASMs to increase approximately two percent and its full year 2014 ASMs to be relatively flat compared to the same period in 2013. Looking ahead to 2015, while the Company has not finalized its fleet and capacity plans, it has been managing to a baseline of 695 aircraft, which was the combined fleet at the time of the AirTran acquisition. The Company expects to continue to optimize its network through the addition of new markets and itineraries while also pruning less profitable flights from its schedule.

During second quarter 2014, the Company took delivery of 15 aircraft: 12 737-800 aircraft from Boeing, and three 737-700 aircraft from other parties. The Company currently expects to take delivery of an additional 19 737-800 aircraft from Boeing and eight 737-700 aircraft from other parties during the remainder of 2014. The Company's fleet of 683 aircraft at June 30, 2014, also reflects one Boeing 737-500 retirement during second quarter 2014. In connection with the lease/sublease agreement entered into between the Company, Delta Air Lines, Inc., and Boeing Capital Corp. on July 9, 2012, the Company continued to transition the 717-200 aircraft out of its fleet for conversion and delivery to Delta. As of June 30, 2014, 41 717-200 aircraft had been removed from active service for conversion and 36 had been delivered to Delta, out of an original total of 88. Also, the Company has continued the conversion of AirTran 737-700 aircraft to the Southwest livery. As of June 30, 2014, 24 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft, and the remaining 28 AirTran 737-700s are planned to be converted to Southwest by the end of 2014.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2014 and June 30, 2013

Operating revenues

Passenger revenues for second quarter 2014 increased $372 million, or 8.5 percent, year-over-year. Holding other factors constant, approximately 70 percent of the increase was attributable to higher passenger yields and approximately 30 percent was attributable to a 2.3 point increase in load factor, both driven by strong demand for air travel and successful execution of the Company's strategic initiatives. The increase also included a change in estimate related to ticket spoilage, recorded as an increase in revenue of $47 million. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Thus far, July passenger revenue trends and bookings are strong. Based on these trends, and considering the strength of the year-ago comparison, the Company expects July 2014 passenger unit revenues to increase in the three to four percent range, as compared to July 2013.

Freight revenues for second quarter 2014 increased by $1 million, or 2.3 percent, compared to second quarter 2013, primarily due to benefits from new and maturing markets as a result of the AirTran integration. Based on current trends, the Company expects third quarter 2014 Freight revenues to be comparable to second quarter 2014's freight revenues.

Other revenues for second quarter 2014 decreased by $5 million, or 2.3 percent, year-over-year, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who purchase travel on AirTran through southwest.com, and the overall reduction in AirTran flights as a result of the integration process. The Company currently expects this trend to continue as the integration process moves toward completion. This decline was partially offset by an increase in certain Southwest specific ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. Based on current trends, the Company expects the year-over-year decrease in third quarter 2014 Other revenues to exceed the year-over-year decrease experienced in second quarter 2014.

Operating expenses

Operating expenses for second quarter 2014 increased by $26 million, or 0.6 percent, compared to second quarter 2013, while capacity decreased 0.4 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2014 and 2013, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.12	¢	3.79	¢	0.33 ¢	8.7%
Fuel and oil	4.17		4.35		(0.18)	(4.1)
Maintenance materials and repairs	0.69		0.82		(0.13)	(15.9)
Aircraft rentals	0.22		0.27		(0.05)	(18.5)
Landing fees and other rentals	0.86		0.85		0.01	1.2
Depreciation and amortization	0.67		0.62		0.05	8.1
Acquisition and integration	0.11		0.08		0.03	37.5
Other operating expenses	1.58		1.52		0.06	3.9
Total	12.42	¢	12.30	¢	0.12 ¢	1.0%

Operating expenses per ASM increased 1.0 percent for second quarter 2014 compared to second quarter 2013. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 3.4 percent for second quarter 2014, compared to the same prior year period. These increases primarily were due to higher Salaries, wages, and benefits expense. Based on current cost trends, and excluding fuel and oil expense, profitsharing, and special items, the Company expects a year-over-year increase in its third quarter 2014 unit costs, comparable to the second quarter 2014 year-over-year increase. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for second quarter 2014 increased by $108 million, or 8.3 percent, compared to second quarter 2013. On a per ASM basis, second quarter 2014 Salaries, wages, and benefits expense increased 8.7 percent, compared to second quarter 2013. On both a dollar and per ASM basis, approximately 50 percent of the increase was the result of higher profitsharing expense due to increased profits in second quarter 2014, with the remainder due to increased Salaries as a result of various items, none of which were individually material. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and in future periods will reduce operating profits, as defined, in the calculation of profitsharing. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM, excluding profitsharing, in third quarter 2014 to increase compared to third quarter 2013.

Fuel and oil expense for second quarter 2014 decreased by $64 million, or 4.3 percent, compared to second quarter 2013. On a per ASM basis, second quarter 2014 Fuel and oil expense decreased 4.1 percent, compared to second quarter 2013. Excluding the impact of hedging, both the dollar and unit cost decreases were approximately 55 percent attributable to better fuel efficiency and 45 percent attributable to a lower fuel cost per gallon. The improvement in fuel efficiency was primarily due to the Company's continued replacement of 717-200 and Classic 737-300 and 737-500 aircraft with Next Generation 737-700 and 737-800 aircraft coupled with the implementation of improved flight planning initiatives. The Company's average economic jet fuel cost per gallon decreased 1.3 percent on a year-over-year basis, from $3.06 for second quarter 2013 to $3.02 for second quarter 2014. In addition, fuel gallons consumed decreased 1.9 percent compared to second quarter 2013, while year-over-year capacity decreased 0.4 percent. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $19 million in Fuel and oil expense for second quarter 2014, compared to net losses totaling $47 million for second quarter 2013. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $25 million received from counterparties for second quarter 2014, compared to $27 million paid to counterparties for second quarter 2013. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of July 21, 2014, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
Third quarter 2014	Approx. 35%
Full year 2014	Approx. 25%
2015	Approx. 40%
2016	Approx. 40%
2017	Approx. 40%
2018	Approx. 5%

As a result of applying hedge accounting in prior periods, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2014, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at June 30, 2014	Amount of gains (losses) deferred in AOCI at June 30, 2014 (net of tax)
Remainder of 2014	$27	$12
2015	140	—
2016	161	41
2017	87	38
2018	$10	$5
Total	$425	$96

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for third quarter 2014 and full year 2014 jet fuel prices at different crude oil assumptions as of July 21, 2014, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	3Q 2014 (2)	Full Year 2014 (2)
$85	$2.50 - $2.55	$2.75 - $2.80
$95	$2.70 - $2.75	$2.85 - $2.90
Current Market (1)	$2.95 - $3.00	$3.00 - $3.05
$115	$3.15 - $3.20	$3.10 - $3.15
$125	$3.30 - $3.35	$3.20 - $3.25
Estimated Premium Costs (3)	$15M	$60M - $70M

(1) Brent crude oil average market prices as of July 21, 2014, were approximately $108 per barrel for third quarter and full year 2014.

(2) The Company has approximately 35 percent of its third quarter 2014 estimated fuel consumption covered by fuel derivative contracts with approximately 25 percent at varying Gulf Coast jet fuel-equivalent prices and the remainder at varying crude oil-equivalent prices. The Company has approximately 25 percent of its full year 2014 estimated fuel consumption covered by fuel derivative contracts with approximately 15 percent at varying Gulf Coast jet fuel-equivalent prices and the remainder at varying crude oil-equivalent prices. The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of July 21, 2014.

(3) Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for second quarter 2014 decreased by $45 million, or 16.0 percent, compared to second quarter 2013. On a per ASM basis, Maintenance materials and repairs expense decreased 15.9 percent, compared to second quarter 2013. On both a dollar and a per ASM basis, approximately 40 percent of the decrease was due to reduced airframe and component expense due to the timing of regular maintenance checks; approximately 30 percent of the decrease was attributable to reduced engine repair expense due to the impact of Boeing 717-200 aircraft transitioning out of the Company's fleet; approximately 20 percent of the decrease was attributable to reduced expense due to the completion of the Evolve aircraft interior retrofit program during third quarter 2013; and the remainder was due to items that were individually insignificant. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2014 to decrease, compared to third quarter 2013, due to prior year expense associated with the Evolve retrofit program and reduced engine expense associated with the Boeing 717s.

Aircraft rentals expense for second quarter 2014 decreased by $17 million, or 18.5 percent, compared to second quarter 2013. On a per ASM basis, Aircraft rentals expense decreased by 18.5 percent, compared to second quarter 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased Boeing 717-200 aircraft out of the Company's fleet for conversion and delivery to Delta. The Company currently expects Aircraft rentals expense per ASM for third quarter 2014 to decrease, compared to third quarter 2013, due to the same reason.

Landing fees and other rentals expense for second quarter 2014 increased by 3 million, or 1.0 percent, compared to second quarter 2013. On a per ASM basis, Landing fees and other rentals expense increased 1.2 percent, compared to second quarter 2013. On both a dollar and per ASM basis, the increase primarily was due to higher settlements and credits received from various airports in the prior year, partially offset by a reduction in landing fees as a result of the 4.7 percent decrease in trips flown. The Company currently expects Landing fees and other rentals expense per ASM for third quarter 2014 to be comparable to second quarter 2014.

Depreciation and amortization expense for second quarter 2014 increased by $15 million, or 7.0 percent, compared to second quarter 2013. On a per ASM basis, Depreciation and amortization expense increased 8.1 percent, compared to second quarter 2013. On both a dollar and per ASM basis, approximately 45 percent of the increase was due to depreciation associated with large software projects that have been placed into service since second quarter 2013 and the majority of the remainder of the increase was due to the purchase of new and used aircraft since second quarter 2013. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2014 to increase, compared to third quarter 2013.

The Company incurred $38 million of Acquisition and integration costs during second quarter 2014 related to the AirTran integration, compared to $26 million in second quarter 2013. The second quarter 2014 costs primarily consisted of fleet integration and costs associated with the transition of 717-200s to Delta, Employee training, and facility integration expenses. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for second quarter 2014 increased by $14 million, or 2.7 percent, compared to second quarter 2013. On a per ASM basis, Other operating expenses increased 3.9 percent, compared to second quarter 2013. On both a dollar and per ASM basis, these increases were the result of higher contract programming and consulting expenses. The Company currently expects Other operating expenses per ASM for third quarter 2014 to increase, compared to third quarter 2013.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has provided renewable, supplemental, first-party war-risk insurance coverage to commercial carriers. The government-provided supplemental coverage from the Wartime Act is currently set to expire on September 30, 2014. However, the Company proactively canceled its FAA provided War Risk Insurance coverage on May 15, 2014, and effective the same date, purchased comparable coverage via the commercial insurance marketplace.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for second quarter 2014 increased by $1 million, or 3.0 percent, compared to second quarter 2013, primarily due to imputed interest on the LFMP construction obligation. See Note 7 to the unaudited Condensed Consolidated Financial Statements. The Company expects interest expense for third quarter 2014 to decrease as compared to third quarter 2013.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$16	$25
Ineffectiveness from fuel hedges settling in future periods	(28)	3
Realized ineffectiveness and mark-to-market (gains) or losses	—	7
Premium cost of fuel contracts	17	12
Other	(2)	—
	$3	$47

Income Taxes

The Company's effective tax rate was approximately 37.7 percent in second quarter 2014, compared to 38.3 percent in second quarter 2013. The Company projects a full year 2014 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

Passenger revenues for the six months ended June 30, 2014, increased $467 million, or 5.7 percent, compared to the first six months of 2013. Holding other factors constant, approximately 60 percent of the increase was attributable to higher passenger yields, and approximately 40 percent was attributable to a 2.2 point increase in load factor.

Freight revenues for the six months ended June 30, 2014, increased by $2 million, or 2.4 percent, compared to the first six months of 2013, primarily due to benefits from new and maturing markets as a result of the AirTran integration.

Other revenues for the six months ended June 30, 2014, decreased by $18 million, or 4.2 percent, compared to the first six months of 2013, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who purchase travel on AirTran through southwest.com, and the overall reduction in AirTran flights as a result of the integration process. The Company currently expects this trend to continue as the integration process moves toward completion. This decline was partially offset by an increase in certain Southwest specific ancillary products, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

Operating expenses

Operating expenses for the six months ended June 30, 2014, decreased $37 million, or 0.4 percent, compared to the first six months of 2013, while capacity decreased 0.7 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2014 and 2013, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.15	¢	3.81	¢	0.34 ¢	8.9%
Fuel and oil	4.24		4.53		(0.29)	(6.4)
Maintenance materials and repairs	0.75		0.88		(0.13)	(14.8)
Aircraft rentals	0.24		0.28		(0.04)	(14.3)
Landing fees and other rentals	0.87		0.86		0.01	1.2
Depreciation and amortization	0.70		0.65		0.05	7.7
Acquisition and integration	0.09		0.06		0.03	50.0
Other operating expenses	1.64		1.58		0.06	3.8
Total	12.68	¢	12.65	¢	0.03 ¢	0.2%

Operating expenses per ASM for the first six months of 2014 increased 0.2 percent, compared to the first six months of 2013. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 3.6 percent for the first six months of 2014, compared to the same period in 2013. These increases primarily were due to higher Salaries, wages, and benefits expense. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the first six months of 2014 increased by $199 million, or 8.0 percent, compared to the first six months of 2013. Salaries, wages, and benefits expense per ASM for the first six months of 2014 increased 8.9 percent, compared to the first six months of 2013. On both a dollar and per ASM basis, approximately half of these increases were the result of higher wage rates due to contractual increases and approximately half were the result of higher profitsharing expense due to increased profits for the first six months of 2014.

Fuel and oil expense for the first six months of 2014 decreased by $207 million, or 7.0 percent, compared to the first six months of 2013. On a per ASM basis, Fuel and oil expense for the first six months of 2014 decreased 6.4 percent, compared to the first six months of 2013. Excluding the impact of hedging, both the dollar and unit cost decreases were approximately 65 percent attributable to a lower fuel cost per gallon and approximately 35 percent attributable to better fuel efficiency. The Company's average economic jet fuel cost per gallon decreased 3.8 percent, on a year-over-year basis, from $3.17 during the first six months of 2013 to $3.05 during the first six months of 2014. In addition, fuel gallons consumed decreased 2.0 percent, compared to the first six months of 2013, while year-over-year capacity decreased 0.7 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of 717-200 and Classic 737-300 and 737-500 aircraft with Next Generation 737-700 and 737-800 aircraft, coupled with the implementation of improved flight planning initiatives. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $37 million in Fuel and oil expense for the first six months of 2014, compared to net losses totaling $99 million for the first six months of 2013. These totals include cash settlements realized from the settlement of fuel derivatives totaling $51 million received from counterparties for the first six months of 2014, compared to $50 million paid to counterparties in the first six months of 2013. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first six months of 2014 decreased by $85 million, or 14.9 percent, compared to the first six months of 2013. On a per ASM basis, Maintenance materials and repairs expense decreased 14.8 percent, compared to the first six months of 2013. On both a dollar and per ASM basis, approximately 40 percent of the decrease was attributable to reduced expense due to the completion of the Evolve aircraft interior retrofit program during third quarter 2013; approximately 30 percent was due to reduced engine repair expense due to the impact of 717-200 aircraft transitioning out of the Company's fleet; and the remainder primarily was due to a decrease in airframe and component expense due to timing of regular maintenance checks. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Aircraft rentals expense for the first six months of 2014 decreased by $29 million, or 15.7 percent, compared to the first six months of 2013. On a per ASM basis, Aircraft rentals expense decreased by 14.3 percent, compared to the first six months of 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased 717-200 aircraft out of the Company's fleet for conversion and delivery to Delta.

Landing fees and other rentals expense for the first six months of 2014 increased by $2 million, or 0.4 percent, compared to the first six months of 2013. On a per ASM basis, Landing fees and other rentals expense increased 1.2 percent, compared to the first six months of 2013. The majority of these increases were due to higher space rental rates at various airports, partially offset by lower landing fees as a result of the reduction in trips flown.

Depreciation and amortization expense for the first six months of 2014 increased by $27 million, or 6.4 percent, compared to the first six months of 2013. On a per ASM basis, Depreciation and amortization expense increased 7.7 percent, compared to the first six months of 2013. On both a dollar and per ASM basis, the majority of these increases were due to depreciation associated with large software projects that have been placed into service over the last 12 months.

The Company incurred $56 million of Acquisition and integration expense for the first six months of 2014, compared to $39 million for the first six months of 2013. The 2014 costs primarily consisted of fleet integration and costs associated with the transition of 717-200s to Delta, Employee training, and facility integration expenses.

Other operating expenses for the first six months of 2014 increased by $39 million, or 3.8 percent, compared to the first six months of 2013. On a per ASM basis, Other operating expenses increased 3.8 percent, compared to the first six months of 2013. Approximately 60 percent of these increases was the result of higher contract programming and consulting expenses, and the remainder were due to individually insignificant items.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for the first six months of 2014 increased by $4 million, or 6.5 percent, compared to the first six months of 2013, primarily due to imputed interest on the LFMP construction obligation.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$(40)	$(35)
Ineffectiveness from fuel hedges settling in future periods	(41)	12
Realized ineffectiveness and mark-to-market (gains) or losses	—	7
Premium cost of fuel contracts	34	17
Other	(3)	—
	$(50)	$1

Income Taxes

The Company's effective tax rate was approximately 37.7 percent for the first six months of 2014, compared to 37.9 percent for the first six months of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 billion for the three months ended June 30, 2014, compared to $778 million provided by operating activities in the same prior year period. For the six months ended June 30, 2014, net cash provided by operating activities was $2.5 billion, compared to $1.8 billion provided by operating activities in the first six months of 2013. The operating cash flows for the six months ended June 30, 2014, were largely impacted by the Company's results of operations (as adjusted for noncash items), a $914 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and a $448 million increase in Accounts payable and accrued liabilities due to timing of purchases and payments. For the six months ended June 30, 2013, there was a $907 million increase in Air traffic liability as a result of bookings for future travel, and a $282 million increase in cash flows from Accounts payable and accrued liabilities due to timing of payments. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, and provide working capital.

Net cash used in investing activities was $857 million during the three months ended June 30, 2014, compared to $300 million used in investing activities in the same prior year period. For the six months ended June 30, 2014, net cash used in investing activities was $1.2 billion, compared to $771 million used in the same prior year period. Investing activities in both years included capital expenditures, as well as changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2014, capital expenditures were $907 million, which included the payment for slots acquired at Washington Reagan National Airport and payments for new and previously owned aircraft delivered to the Company, compared to $727 million in Capital expenditures during the same prior year period. During the six months ended June 30, 2014, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $307 million, compared to a net cash outflow of $44 million during the same prior year period. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's purchase of additional slots at Washington Reagan National Airport.

Net cash used in financing activities was $340 million during the three months ended June 30, 2014, compared to $327 million used in financing activities for the same prior year period. For the six months ended June 30, 2014, net cash used in financing activities was $716 million, compared to $613 million used in the same prior year period. During the six months ended June 30, 2014, the Company repaid $119 million in debt and capital lease obligations and repurchased approximately $555 million of its outstanding common stock, primarily through share repurchase programs. During the six months ended June 30, 2013, the Company repaid $216 million in debt and capital lease obligations and repurchased approximately $351 million of its outstanding common stock through a share repurchase program.

In May 2014, the Company's Board of Directors declared an increase in the Company's quarterly cash dividend from $.04 per share to $.06 per share. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

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

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 150 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The Company expects to incur approximately $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which, approximately $466 million has been incurred through June 30, 2014. These costs have been, and are expected to be, funded with cash from operations. Additionally, the Company had approximately $440 million in long-term debt maturities and capital lease obligations remaining in the second half of 2014 at June 30, 2014. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $4.0 billion as of June 30, 2014, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future expenditures. If a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

In January 2008, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. Through February 15, 2008, the Company had repurchased approximately four million shares for a total of $54 million, at which time repurchases under the program were suspended. On August 5, 2011, the Company's Board of Directors authorized the Company to resume a share repurchase program and approved the Company's repurchase, on a discretionary basis, of a total of up to $500 million of the Company's common stock following such authorization. On May 16, 2012, the Company's Board of Directors increased the previous share repurchase authorization by $500 million to a total of $1.0 billion. On May 15, 2013, the Company's Board of Directors further increased the previous share repurchase authorization by an additional $500 million to a total of $1.5 billion. Through May 9, 2014, the Company had repurchased approximately 126 million shares for a total of approximately $1.5 billion, completing its then-existing share repurchase program.

On May 14, 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock in a new share repurchase program. Following the Board of Directors’ authorization of the Company’s new share repurchase program, pursuant to the Second Quarter ASR Program, the Company advanced $200 million to a financial institution in a privately negotiated transaction, and received approximately six million shares of common stock, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter ASR Program. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. The specific number of shares that the Company ultimately will repurchase under the Second Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in third quarter 2014. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution. As of June 30, 2014, the Company's cumulative repurchases under the May 2014 $1 billion Board authorization have totaled $220 million, or approximately seven million shares of common stock.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of June 30, 2014, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2014	—		33	—	17	—	—		—	50	(3)
2015	—		19	—	6	—	—		—	25
2016	31		—	12	—	—	—		—	43
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	52	36	23	30	170	(2)	191	558

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(3) Includes 14 737-800s and nine 737-700s delivered as of June 30, 2014.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $535 million remaining in 2014, $827 million in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, and $6.8 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2014:

		Average	Number	Number	Number
Type	Seats	Age (Yrs)	of Aircraft	Owned	Leased
717-200	117	13	47	10	37
737-300	137 or 143	21	122	76	46
737-500	122	23	14	9	5
737-700	137 or 143	10	434	383	51
737-800	175	1	66	59	7
TOTALS			683	537	146

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

•the Company's network plans, opportunities, and expectations;
•the Company’s plans and expectations related to its strategic initiatives and related technology;
•the Company’s expectations with respect to the integration of AirTran, including anticipated timeframes, benefits, and costs associated with the integration;
•the Company's fleet and capacity plans and expectations;
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
•the Company's ability to effectively integrate AirTran and realize the expected results from the acquisition;
•the Company's dependence on third parties, in particular with respect to its technology and fleet plans;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2014, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net asset of $425 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2014, the Company had ten counterparties with which the derivatives held were a net asset, totaling $425 million. To manage credit risk, the

Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2014, $105 million in cash collateral deposits were held by the Company, and no cash collateral deposits were provided by the Company, associated with its outstanding fuel derivative instruments. No letters of credit or aircraft collateral were provided by or held by the Company at June 30, 2014. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of June 30, 2014, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $239 million in cash collateral, post $130 million in aircraft collateral, and post $98 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. On May 14, 2014, the Court referred the sanctions dispute to a special master, and the special master has established a schedule that calls for him to submit a report and recommendation to the Court by September 15, 2014. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1) (2)
	(a)		(b)		(c)	(d)
					Total number of	Maximum dollar
					shares purchased	value of shares that
	Total number		Average		as part of publicly	may yet be purchased
	of shares		price paid		announced plans	under the plans
Period	purchased		per share		or programs	or programs
April 1, 2014 through April 30, 2014	—		$—		—	$20,068,782
May 1, 2014 through May 31, 2014	8,567,575	(2)(3)(4)	$—	(2)(3)(4)	8,567,575	$800,000,000
June 1, 2014 through June 30, 2014	750,000		$26.19		750,000	$780,356,300
Total	9,317,575				9,317,575

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

(2)
During the period from May 1, 2014 through May 9, 2014, the Company repurchased 826,867 shares of its common stock on the open market at an average price of $24.27 per share. Following these open market repurchases, the Company had completed its then-existing share repurchase authorization. On May 14, 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock in a new share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in first quarter 2014 (“First Quarter ASR Program”), the Company paid $200 million and received an initial delivery of 6,893,382 shares during first quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program based on a price of $21.76 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on February 21, 2014. Final settlement of this First Quarter ASR Program occurred in May 2014 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in May 2014. Upon settlement, the third party financial institution delivered 1,719,030 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 8,612,412 shares repurchased under the First Quarter ASR Program, upon completion of the First Quarter ASR Program in May 2014, was $23.22.

(4)
Following the Board of Directors’ authorization of the Company’s new $1 billion share repurchase program on May 14, 2014, under the Second Quarter ASR Program the Company paid $200 million and received an initial delivery of 6,021,678 shares during second quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter ASR Program based on a price of $24.91 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on May 14, 2014. The specific number of shares that the Company ultimately will repurchase under the Second Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in third quarter 2014. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

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

10.1	Supplemental Agreement No. 87 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 13, 2014 (File No. 1-7259)). (2)

10.3	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants. (2)
10.4	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants. (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

July 30, 2014	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 87 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 13, 2014 (File No. 1-7259)). (2)

10.3	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants. (2)
10.4	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants. (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.