Form 10-Q
period 2014-09-30
SOUTHWEST AIRLINES CO
filed 2014-10-29
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of Common Stock outstanding as of the close of business on October 27, 2014: 678,744,363

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014 and 2013
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,832	$1,355
Short-term investments	1,728	1,797
Accounts and other receivables	468	419
Inventories of parts and supplies, at cost	429	467
Deferred income taxes	237	168
Prepaid expenses and other current assets	291	250
Total current assets	4,985	4,456

Property and equipment, at cost:
Flight equipment	18,019	16,937
Ground property and equipment	2,866	2,666
Deposits on flight equipment purchase contracts	601	764
Assets constructed for others	570	453
	22,056	20,820
Less allowance for depreciation and amortization	8,091	7,431
	13,965	13,389
Goodwill	970	970
Other assets	619	530
	$20,539	$19,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,185	$1,247
Accrued liabilities	1,277	1,229
Air traffic liability	3,377	2,571
Current maturities of long-term debt	607	629
Total current liabilities	6,446	5,676

Long-term debt less current maturities	2,125	2,191
Deferred income taxes	3,360	2,934
Construction obligation	521	437
Other noncurrent liabilities	658	771
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,280	1,231
Retained earnings	7,266	6,431
Accumulated other comprehensive loss	(92)	(3)
Treasury stock, at cost	(1,833)	(1,131)
Total stockholders' equity	7,429	7,336
	$20,539	$19,345

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Passenger	$4,564	$4,306	$13,249	$12,524
Freight	45	41	128	123
Other	191	198	600	624
Total operating revenues	4,800	4,545	13,977	13,271

OPERATING EXPENSES:
Salaries, wages, and benefits	1,363	1,271	4,044	3,751
Fuel and oil	1,386	1,450	4,125	4,396
Maintenance materials and repairs	248	271	734	842
Aircraft rentals	71	92	227	277
Landing fees and other rentals	289	290	849	848
Depreciation and amortization	238	221	687	643
Acquisition and integration	23	28	78	66
Other operating expenses	568	532	1,628	1,555
Total operating expenses	4,186	4,155	12,372	12,378

OPERATING INCOME	614	390	1,605	893

OTHER EXPENSES (INCOME):
Interest expense	31	35	97	97
Capitalized interest	(6)	(4)	(18)	(17)
Interest income	(2)	(1)	(5)	(5)
Other (gains) losses, net	66	(59)	16	(58)
Total other expenses (income)	89	(29)	90	17

INCOME BEFORE INCOME TAXES	525	419	1,515	876
PROVISION FOR INCOME TAXES	196	160	569	334

NET INCOME	$329	$259	$946	$542

NET INCOME PER SHARE, BASIC	$0.48	$0.37	$1.37	$0.76

NET INCOME PER SHARE, DILUTED	$0.48	$0.37	$1.36	$0.75

COMPREHENSIVE INCOME	$126	$393	$857	$547

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	683	703	690	714
Diluted	691	711	699	722

Cash dividends declared per common share	$.06	$.04	$.16	$.09

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329	$259	$946	$542
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	238	221	687	643
Unrealized (gain) loss on fuel derivative instruments	63	(58)	(4)	(24)
Deferred income taxes	392	29	472	52
Changes in certain assets and liabilities:
Accounts and other receivables	(22)	73	(83)	(74)
Other assets	6	(63)	(7)	(83)
Accounts payable and accrued liabilities	(534)	(98)	(86)	185
Air traffic liability	(108)	(95)	806	811
Cash collateral received from (paid to) derivative counterparties	(98)	80	8	56
Other, net	(26)	80	(41)	80
Net cash provided by operating activities	240	428	2,698	2,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(433)	(268)	(1,340)	(995)
Purchases of short-term investments	(415)	(896)	(2,344)	(2,520)
Proceeds from sales of short-term and other investments	805	805	2,427	2,385
Other, net	(1)	—	(2)	—
Net cash used in investing activities	(44)	(359)	(1,259)	(1,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	23	12	96	31
Reimbursement for assets constructed for others	26	—	26	—
Payments of long-term debt and capital lease obligations	(48)	(51)	(167)	(267)
Payments of cash dividends	(41)	(28)	(138)	(71)
Repayment of construction obligation	(3)	(2)	(8)	(3)
Repurchase of common stock	(200)	(150)	(755)	(501)
Other, net	(3)	(6)	(16)	(27)
Net cash used in financing activities	(246)	(225)	(962)	(838)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	(156)	477	220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,882	1,489	1,355	1,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,832	$1,333	$1,832	$1,333

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$35	$39	$102	$106
Income taxes	$132	$124	$144	$147

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets constructed for others	$27	$15	$59	$90

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2014 and 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2013.

2. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

The Company's policy is to record revenue for the estimated spoilage of tickets (including partial tickets) once the flight date has passed, under the redemption method. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically 12 months after the original purchase date. Spoilage estimates are based on the Customer’s historical travel behavior as well as assumptions about the Customer’s future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company’s ticketing policies, changes to the Company’s refund, exchange and unused funds policies, or economic factors. A change to previously recorded estimates of tickets expected to spoil in the future resulted in additional passenger revenue of $47 million in second quarter 2014. Revisions to the Company's assumptions regarding Customer behavior subsequent to the implementation of its No Show policy were a contributing factor to the change in estimate. The impact of this change to net income, net of profitsharing and taxes, for the three months ended June 30, 2014, and the nine months ended September 30, 2014, was $25 million. This change in estimate also resulted in a $.04 increase in both basic and diluted net income per share for the three months ended June 30, 2014, and the nine months ended September 30, 2014.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in the Accounting Standards Update ("ASU") No. 2014-09, which is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. The Company is evaluating the new guidance.

On August 27, 2014, the Financial Accounting Standards Board issued ASU No. 2014-15. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance.
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

The Company has used financial derivative instruments for both short-term and long-term time frames and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options, call spreads, and put spreads, the Company cannot be in a liability position at settlement, but may be exposed to price changes beyond a certain market price.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended September 30, 2014, the Company had fuel derivative instruments in place for up to 62 percent of its fuel consumption. As of September 30, 2014, the Company had fuel derivative instruments in place to provide coverage for up to 31 percent of its remaining 2014 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2014 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	September 30, 2014	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2014
Remainder of 2014	137	WTI crude, Brent crude oil, and Heating oil
2015	1,436	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2016	1,314	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	820	WTI crude and Brent crude oil
2018	98	Brent crude oil

(a) Due to the types of derivatives utilized by the Company, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2013, or during the nine months ended September 30, 2014.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. During 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses subsequent to July 1, 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. The change in fair value of the Company's WTI derivative contracts for the three months ended September 30, 2014, was a decrease of $12 million which resulted in a loss in the unaudited Condensed Consolidated Statement of Comprehensive Income. The change in fair value of the Company's WTI

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

derivative contracts for the nine months ended September 30, 2014, was an increase of $8 million which resulted in a gain in the unaudited Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$7	$74	$2	$—
Fuel derivative contracts (gross)	Other assets	95	209	33	1
Fuel derivative contracts (gross)	Accrued liabilities	4	—	31	—
Interest rate derivative contracts	Other assets	14	20	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	61	77
Total derivatives designated as hedges		$120	$303	$127	$78
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$17	$175	$10	$182
Fuel derivative contracts (gross)	Other assets	64	16	54	99
Fuel derivative contracts (gross)	Accrued liabilities	36	9	40	21
Total derivatives not designated as hedges		$117	$200	$104	$302
Total derivatives		$237	$503	$231	$380

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2014	2013
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	24	32
Receivable from third parties for fuel contracts - current	Accounts and other receivables	19	57
Deferred premium gain for fuel contracts - current	Accrued liabilities	8	—
Deferred premium gain for fuel contracts - noncurrent	Other noncurrent liabilities	4	2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet.

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$24	$(12)	$12		$249	$(182)	$67
Fuel derivative contracts	Other assets	$159	$(87)	$72	(a)	$225	$(100)	$125	(a)
Fuel derivative contracts	Accrued liabilities	$40	$(40)	$—	(a)	$9	$(9)	$—	(a)
Interest rate derivative contracts	Other assets	$14	$—	$14	(a)	$20	$—	$20	(a)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$12	$(12)	$—		$182	$(182)	$—
Fuel derivative contracts	Other assets	$87	$(87)	$—	(a)	$100	$(100)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$71	$(40)	$31	(a)	$21	$(9)	$12	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$61	$(24)	$37	(a)	$77	$(32)	$45	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$214	*	$(105)	*	$4	*	$24	*	$11	$15
Interest rate derivatives	(2)	*	2	*	4	*	4	*	(2)	—
Total	$212		$(103)		$8		$28		$9	$15
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$104	*	$113	*	$3	*	$88	*	$(31)	$27
Interest rate derivatives	2	*	(12)	*	10	*	14	*	(3)	(1)
Total	$106		$101		$13		$102		$(34)	$26
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$39	$(93)	Other (gains) losses, net

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$(1)	$(122)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2014 and 2013 of $15 million and $22 million, respectively, and the nine months ended September 30, 2014 and 2013 of $49 million and $39 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2014, recorded in Accumulated other comprehensive income (loss), were approximately $72 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2014.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2014, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other (a)	Total
Fair value of fuel derivatives	$(5)	$15	$43	$1	$1	$(2)	$53
Cash collateral held from (by) CP	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150) (e)	(50) to (250) or >(650) (d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (250) or >(650)	(50) to (100) or >(500)	>(50)	(50) to (250) or >(650)	>(50)
Cash is received from CP	>50	>150	>175 (c)	>200	>30
Aircraft or cash can be pledged to CP as collateral	(250) to (650) (d)	(100) to (500) (d)	N/A	(250) to (650) (d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (250) or >(650)	(0) to (100) or >(500)	(b)	(0) to (250) or >(650)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(250) to (650)	(100) to (500)	N/A	(250) to (650)	N/A
(a) Other counterparties that each have a fair value of fuel derivatives <$10 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral. No cash, letters of credit, or aircraft were pledged as collateral with such counterparties as of September 30, 2014.
(e) The Company has the option of providing cash or letters of credit as collateral. No cash or letters of credit were pledged as collateral with such counterparties as of September 30, 2014.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,
(in millions)	2014	2013
NET INCOME	$329	$259
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($124) and $76	(210)	129
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $3 and $2	6	2
Other, net of deferred taxes of $1 and $2	1	3
Total other comprehensive income (loss)	$(203)	$134
COMPREHENSIVE INCOME	$126	$393

	Nine months ended September 30,
(in millions)	2014	2013
NET INCOME	$946	$542
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($60) and ($16)	(101)	(25)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $4 and $16	8	26
Other, net of deferred taxes of $4 and $6	4	4
Total other comprehensive income (loss)	$(89)	$5
COMPREHENSIVE INCOME	$857	$547

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2014:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2014	$153	$(55)	$65	$14	$(66)	$111
Changes in fair value	(340)	3	—	2	124	(211)
Reclassification to earnings	6	6	—	—	(4)	8
Balance at September 30, 2014	$(181)	$(46)	$65	$16	$54	$(92)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	$(3)
Changes in fair value	(165)	(5)	—	8	60	(102)
Reclassification to earnings	4	17	—	—	(8)	13
Balance at September 30, 2014	$(181)	$(46)	$65	$16	$54	$(92)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2014:

Three months ended September 30, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$6	Fuel and oil expense
	2	Less: Tax Expense
	$4	Net of tax
Unrealized gain on interest rate derivative instruments	$6	Interest expense
	2	Less: Tax Expense
	$4	Net of tax

Total reclassifications for the period	$8	Net of tax

Nine months ended September 30, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$4	Fuel and oil expense
	1	Less: Tax Expense
	$3	Net of tax
Unrealized gain on interest rate derivative instruments	$17	Interest expense
	7	Less: Tax Expense
	$10	Net of tax

Total reclassifications for the period	$13	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	September 30, 2014	December 31, 2013
Derivative contracts	$86	$145
Intangible assets (a)	366	166
Non-current investments	36	44
Other	131	175
Other assets	$619	$530
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

Accounts payable (in millions)	September 30, 2014	December 31, 2013
Accounts payable trade	$189	$189
Salaries payable	142	156
Taxes payable	142	146
Aircraft maintenance payable	310	331
Fuel payable	99	102
Other payables	303	323
Accounts payable	$1,185	$1,247

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued liabilities (in millions)	September 30, 2014	December 31, 2013
Profitsharing and savings plans	$268	$244
Aircraft and other lease related obligations	152	173
Vacation pay	291	278
Health	70	73
Derivative contracts	31	12
Workers compensation	160	161
Property and other taxes	50	62
Other	255	226
Accrued liabilities	$1,277	$1,229

Other noncurrent liabilities (in millions)	September 30, 2014	December 31, 2013
Postretirement obligation	$143	$138
Non-current lease-related obligations	202	290
Other deferred compensation	167	163
Deferred gains from sale and leaseback of aircraft	57	65
Derivative contracts	37	45
Other	52	70
Other noncurrent liabilities	$658	$771

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta during late September 2013, and as of September 30, 2014, the Company had delivered a total of 45 B717s to Delta. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month; however, as the Company has previously announced, it will discontinue all B717s from active Southwest service as of December 28, 2014. A portion of the B717 fleet that is not scheduled to be delivered to Delta until mid-to-late 2015 will be placed in storage until each aircraft is ready to be converted. Following the purchase of two formerly leased B717 aircraft during first quarter 2014, a total of 76 of the B717s are on operating lease, ten are owned, and two are currently classified as capital leases.

The B717s add complexity to the Company's operations, as Southwest Airlines has historically operated an all-Boeing 737 fleet. From a fleet management perspective, the transition of approximately three B717s per month to Delta allows the Company to minimize the impact of this transaction on operations, as the B717 capacity lost has been replaced through the capacity gained as a result of (i) the Company's modification of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) its receipt of new 737 deliveries from Boeing or its acquisition of pre-owned 737s.

The Company will pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s currently on operating lease and the two B717s currently classified as capital leases coincide with the Company's remaining lease terms for these

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

aircraft from the original lessor, which range from approximately two to nine years. The leasing of the ten B717s owned by the Company is subject to certain conditions, and the lease terms are for up to seven years, after which Delta has the option to purchase the aircraft at the then-prevailing market value. The Company will account for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of these two aircraft will be accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

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

(in millions)	B717 lease/sublease liability
Balance at December 31, 2012	$128
Lease/sublease accretion	6
Lease/sublease payments, net (a)	(12)
Balance at December 31, 2013	$122
Lease/sublease accretion	4
Lease/sublease expense adjustment	19
Lease/sublease payments, net (a)	(66)
Balance at September 30, 2014	$79
(a) Includes lease conversion cost payments

The Company may also incur other costs associated with this transaction, such as potential changes associated with the extension of the time between when the Company removes an aircraft from revenue service and the time it is delivered to Delta. The Company has anticipated a reasonable period of transition time for the conversion process, but for some aircraft this period of time will be longer than anticipated due to the Company's plans to halt all B717 service as of December 28, 2014. The Company may incur additional charges at the time the aircraft are removed from service. Any additional charges are not expected to be material.

7.    COMMITMENTS AND CONTINGENCIES

Commitments
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Construction on the project is not expected to begin until mid to late 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the unaudited Condensed Consolidated Balance

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built, along with a corresponding outflow within Capital expenditures, in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticket counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City may purchase the facility under the Lease at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s lease payments at the airport. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Capital expenditures, in the unaudited Condensed Consolidated Statement of Cash Flows. As of September 30, 2014, the Company had recorded construction costs related to Houston Hobby of $42 million.

In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company will oversee and manage the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $525 million. The Project will be funded using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity which will act as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility will be used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Certain minor enabling projects have begun, and major construction on the project is expected to begin late 2014 or early 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As of September 30, 2014, the Company had recorded approximately $44 million related to enabling projects at LAX, which are classified with Assets constructed for others and as Construction obligation in the accompanying unaudited Condensed Consolidated Balance Sheet.

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. New ticketing and check-in areas opened during fourth quarter 2012, 12 new gates and new concessions opened in 2013, and the remaining gates opened during October 2014. Full completion of the project is scheduled for fourth quarter 2014.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

It is currently expected that the total construction costs associated with the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are helping to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances and related guarantees from the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates under a long-term lease, and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of September 30, 2014, the Company had recorded LFMP gross construction costs of $484 million within Assets constructed for others and had recorded a net liability of $481 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments include swaps, as well as different types of option contracts, whereas

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

All of the Company’s auction rate security instruments, totaling $28 million (net) at September 30, 2014, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,417	$1,417	$—	$—
Commercial paper	220	—	220	—
Certificates of deposit	21	—	21	—
Eurodollar time deposits	174	—	174	—
Short-term investments:
Treasury bills	1,500	1,500	—	—
Certificates of deposit	228	—	228	—
Noncurrent investments (b)
Auction rate securities	28	—	—	28
Interest rate derivatives	14	—	14	—
Fuel derivatives:
Swap contracts (c)	11	—	11	—
Swap contracts (d)	1	—	1	—
Option contracts (c)	172	—	—	172
Option contracts (d)	39	—	—	39
Other available-for-sale securities	67	62	—	5
Total assets	$3,892	$2,979	$669	$244
Liabilities
Fuel derivatives:
Swap contracts (c)	$(2)	$—	$(2)	$—
Swap contracts (d)	(8)	—	(8)	—
Option contracts (c)	(97)	—	—	(97)
Option contracts (d)	(63)	—	—	(63)
Interest rate derivatives	(61)	—	(61)	—
Deferred compensation	(162)	(162)	—	—
Total liabilities	$(393)	$(162)	$(71)	$(160)

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2014, or the year ended December 31, 2013. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at June 30, 2014	$406		$32		$5	$443
Total losses (realized or unrealized)
Included in earnings	(82)		—		—	(82)
Included in other comprehensive income	(291)		2		—	(289)
Purchases	77	(a)	—		—	77
Sales	(54)	(a)	(6)		—	(60)
Settlements	(5)		—		—	(5)
Balance at September 30, 2014	$51		$28	(b)	$5	$84
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$(86)		$—		$—	$(86)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2013	$172		$39		$5	$216
Total gains (losses) (realized or unrealized)
Included in earnings	23		—		—	23
Included in other comprehensive income	(147)		4		—	(143)
Purchases	177	(a)	—		—	177
Sales	(154)	(a)	(15)		—	(169)
Settlements	(20)		—		—	(20)
Balance at September 30, 2014	$51		$28	(b)	$5	$84
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$5		$—		$—	$5
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

time to principal recovery, an illiquidity premium, and counterparty credit spread. Holding other inputs constant, a significant increase (decrease) in such unobservable inputs would result in a significantly lower (higher) fair value measurement, respectively.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at September 30, 2014:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2014	11-23%
			2015	14-24%
			2016	13-21%
			2017	11-16%
			2018	9-15%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3%
		Counterparty credit spread		1-2%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2014, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2014	$350	$350	Level 2
5.75% Notes due 2016	314	342	Level 2
5.25% Convertible Senior Notes due 2016	114	267	Level 2
5.125% Notes due 2017	317	340	Level 2
Fixed-rate 717 Aircraft Notes payable through 2017 - 10.38%	7	8	Level 2
French Credit Agreements due 2018 - 1.03%	41	41	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	25	26	Level 3
Term Loan Agreement due 2019 - 6.315%	186	195	Level 3
Term Loan Agreement due 2019 - 6.84%	73	79	Level 3
Term Loan Agreement due 2020 - 5.223%	382	378	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	309	302	Level 3
Pass Through Certificates due 2022 - 6.24%	355	423	Level 2
7.375% Debentures due 2027	135	162	Level 2

9.    LONG-TERM DEBT

In September 2004, the Company issued $350 million of 5.25% senior unsecured notes due October 1, 2014. The notes matured and were redeemed in full on October 1, 2014, utilizing available cash on hand.

10.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
NUMERATOR:
Net income	$329	$259	$946	$542
Incremental income effect of interest on 5.25% convertible notes	1	1	3	2
Net income after assumed conversion	$330	$260	$949	$544

DENOMINATOR:
Weighted-average shares outstanding, basic	683	703	690	714
Dilutive effect of Employee stock options and restricted stock units	2	2	3	2
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	691	711	699	722

NET INCOME PER SHARE:
Basic	$0.48	$0.37	$1.37	$0.76
Diluted	$0.48	$0.37	$1.36	$0.75

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	—	9	—	10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2014 and 2013 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2014	2013	Change
Revenue passengers carried	28,391,882	27,015,866	5.1%
Enplaned passengers	35,255,248	33,792,804	4.3%
Revenue passenger miles (RPMs) (000s)(1)	28,522,164	27,009,604	5.6%
Available seat miles (ASMs) (000s)(2)	33,785,824	33,425,087	1.1%
Load factor(3)	84.4%	80.8%	3.6	pts
Average length of passenger haul (miles)	1,005	1,000	0.5%
Average aircraft stage length (miles)	728	708	2.8%
Trips flown	319,250	332,991	(4.1)%
Average passenger fare	$160.74	$159.39	0.8%
Passenger revenue yield per RPM (cents)(4)	16.00	15.94	0.4%
Operating revenue per ASM (cents)(5)	14.21	13.60	4.5%
Passenger revenue per ASM (cents)(6)	13.51	12.88	4.9%
Operating expenses per ASM (cents)(7)	12.39	12.43	(0.3)%
Operating expenses per ASM, excluding fuel (cents)	8.29	8.09	2.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.99	7.88	1.4%
Fuel costs per gallon, including fuel tax	$2.97	$3.10	(4.2)%
Fuel costs per gallon, including fuel tax, economic	$2.94	$3.06	(3.9)%
Fuel consumed, in gallons (millions)	466	466	—%
Active fulltime equivalent Employees	45,750	45,148	1.3%
Aircraft at end of period(8)	685	688	(0.4)%

	Nine months ended September 30,
	2014	2013	Change
Revenue passengers carried	82,602,805	81,180,167	1.8%
Enplaned passengers	101,701,969	100,036,208	1.7%
Revenue passenger miles (RPMs) (000s)(1)	81,267,478	78,695,853	3.3%
Available seat miles (ASMs) (000s)(2)	98,356,618	98,457,754	(0.1)%
Load factor(3)	82.6%	79.9%	2.7	pts
Average length of passenger haul (miles)	984	969	1.5%
Average aircraft stage length (miles)	721	703	2.6%
Trips flown	946,231	995,097	(4.9)%
Average passenger fare	$160.39	$154.28	4.0%
Passenger revenue yield per RPM (cents)(4)	16.30	15.91	2.5%
Operating revenue per ASM (cents)(5)	14.21	13.48	5.4%
Passenger revenue per ASM (cents)(6)	13.47	12.72	5.9%
Operating expenses per ASM (cents)(7)	12.58	12.57	0.1%
Operating expenses per ASM, excluding fuel (cents)	8.38	8.11	3.3%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.12	7.95	2.1%
Fuel costs per gallon, including fuel tax	$3.03	$3.19	(5.0)%
Fuel costs per gallon, including fuel tax, economic	$3.01	$3.13	(3.8)%
Fuel consumed, in gallons (millions)	1,357	1,376	(1.4)%
Active fulltime equivalent Employees	45,750	45,148	1.3%
Aircraft at period-end(8)	685	688	(0.4)%

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
(8) Aircraft in the Company's fleet at period end, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2014	2013	Change	2014	2013	Change
Fuel and oil expense, unhedged	$1,395	$1,435		$4,171	$4,282
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	(9)	15		(46)	114
Fuel and oil expense, as reported	$1,386	$1,450		$4,125	$4,396
Deduct: Net impact from fuel contracts	(12)	(21)		(27)	(71)
Fuel and oil expense, non-GAAP (economic)	$1,374	$1,429	(3.8)%	$4,098	$4,325	(5.2)%

Total operating expenses, as reported	$4,186	$4,155		$12,372	$12,378
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(5)	(17)		(5)	(10)
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(7)	(4)		(22)	(61)
Deduct: Acquisition and integration costs	(23)	(28)		(78)	(66)
Total operating expenses, non-GAAP	$4,151	$4,106	1.1%	$12,267	$12,241	0.2%

Operating income, as reported	$614	$390		$1,605	$893
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	5	17		5	10
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	7	4		22	61
Add: Acquisition and integration costs	23	28		78	66
Operating income, non-GAAP	$649	$439	47.8%	$1,710	$1,030	66.0%

Net income, as reported	$329	$259		$946	$542
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	44	(76)		5	(112)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	11	15		(31)	27
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	7	4		22	61
Add (Deduct): Income tax impact of fuel contracts	(23)	22		2	10
Add: Acquisition and integration costs, net (a)	14	17		49	41
Net income, non-GAAP	$382	$241	58.5%	$993	$569	74.5%

Net income per share, diluted, as reported	$0.48	$0.37		$1.36	$0.75
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.05	(0.05)		(0.01)	(0.02)
Add: Impact of special items, net (a)	0.02	0.02		0.07	0.06
Net income per share, diluted, non-GAAP	$0.55	$0.34	61.8%	$1.42	$0.79	79.7%

Operating expenses per ASM (cents)	12.39 ¢	12.43 ¢		12.58 ¢	12.57 ¢
Deduct: Fuel expense divided by ASMs	(4.10)	(4.34)		(4.20)	(4.46)
Deduct: Impact of special items	(0.07)	(0.08)		(0.08)	(0.07)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.22 ¢	8.01 ¢	2.6%	8.30 ¢	8.04 ¢	3.2%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	September 30, 2014	September 30, 2013
Operating income, as reported	$1,991	$984
Net impact from fuel contracts	40	100
Acquisition and integration costs	97	81
Operating income, non-GAAP	$2,128	$1,165
Net adjustment for aircraft leases (1)	136	134
Adjustment for fuel hedge accounting	(70)	(42)
Adjusted Operating income, non-GAAP	$2,194	$1,257

Average invested capital (2)	$11,616	$11,769
Equity adjustment for hedge accounting	(61)	81
Adjusted average invested capital	$11,555	$11,850

ROIC, pre-tax	19.0%	10.6%
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

Financial Overview

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2014 and 2013 as follows:

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2014	2013	Percent Change	2014	2013	Percent Change
Operating income	$614	$390	57.4%	$1,605	$893	79.7%
Net income	$329	$259	27.0%	$946	$542	74.5%
Net income per share, diluted	$0.48	$0.37	29.7%	$1.36	$0.75	81.3%

Non-GAAP
Operating income	$649	$439	47.8%	$1,710	$1,030	66.0%
Net income	$382	$241	58.5%	$993	$569	74.5%
Net income per share, diluted	$0.55	$0.34	61.8%	$1.42	$0.79	79.7%

Third quarter 2014 net income was a Company third quarter record $329 million, or $0.48 per diluted share, a 27.0 percent increase year-over-year. This increase primarily was due to a 5.6 percent increase in Operating revenues, driven by strong demand for air travel and successful execution of the Company's strategic initiatives. The Company's Operating expenses increased 0.7 percent, also as a result of the Company's strategic initiatives and from lower fuel prices offsetting small increases in certain cost categories. Excluding special items in both years, which consisted primarily of Acquisition and integration expense and unrealized non-cash adjustments from hedge accounting, non-GAAP Net income was a third quarter record of $382 million, or $0.55 per diluted share, a 58.5 percent increase year-over-year. This marked the sixth consecutive quarter for which the Company produced record non-GAAP Net income for the applicable fiscal quarter. Third quarter 2014 Operating income was $614 million and third quarter 2014 non-GAAP Operating income was $649 million. Both GAAP and non-GAAP Operating income results were Company third quarter records and significantly surpassed the prior year performance.

For the twelve months ended September 30, 2014, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 19.0 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represents a significant increase compared to the Company's pre-tax ROIC of 10.6 percent for the twelve months ended September 30, 2013.

For the nine months ended September 30, 2014, Net income was $946 million, or $1.36 per diluted share, a 74.5 percent increase year-over-year, and non-GAAP Net income was $993 million, or $1.42 per diluted share, also a 74.5 percent increase year-over-year. These increases primarily were due to a 5.3 percent increase in Operating revenues, driven by continued strong demand for air travel and successful execution of the Company's strategic initiatives. Operating expenses were flat year-over-year also as a result of the Company's strategic initiatives and from lower jet fuel prices offsetting small increases in certain cost categories. Operating income for the nine months ended September 30, 2014, was $1.6 billion, and non-GAAP Operating income for the nine months ended September 30, 2014, was $1.7 billion.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
In September 2014, the Company introduced a new Heart aircraft livery, airport experience, and logo. The intent with this launch was to remain cost-neutral by using a phased roll-out across both its fleet and its network. Aircraft already in the Company's fleet are scheduled to receive the newly painted livery within the aircraft's existing repainting schedule, while new aircraft will be delivered in the Heart livery. In addition, many of the future airport conversions will be integrated into existing and upcoming airport improvement projects.

The Company launched Southwest's international service on July 1, 2014, with its inaugural flights to three Caribbean destinations, Aruba, Nassau, and Montego Bay, followed by service to Cabo San Lucas and Cancun which commenced on August 10, 2014. Southwest service to the two remaining AirTran international destinations, Mexico City and Punta Cana, is scheduled to begin on November 2, 2014. In addition, during third quarter 2014, the Company announced its first destination in Central America with Southwest daily roundtrip service between Baltimore/Washington Thurgood Marshall International Airport (BWI) and Juan Santamaria International Airport (SJO) in San Jose, Costa Rica, beginning March 7, 2015, subject to government approval.
The historic launch of Southwest international service marked a significant achievement in the Company's more than three-year full integration of Southwest's and AirTran's networks, fleets, systems, and People, which remains on track to be effectively completed by December 31, 2014.
With the repeal of the Wright Amendment federal flight restrictions at Dallas Love Field on October 13, 2014, to destinations within the 50 States or to the District of Columbia, Southwest commenced service to seven new nonstop destinations from Love Field. Service from Love Field to eight additional nonstop destinations is scheduled to begin on November 2, 2014, with service to two additional nonstop destinations scheduled to begin on January 6, 2015. This will bring the total number of nonstop destinations out of Love Field to 33 compared to 16 prior to the repeal.
During third quarter 2014, the Company continued to return significant value to its Shareholders through a $200 million accelerated share repurchase program, launched in August 2014 ("Third Quarter ASR Program"), and dividend payments totaling $41 million. See Part II, Item 2 for further information on the Company's share repurchase authorizations. As of September 30, 2014, the Company's cumulative repurchases under the $1 billion share repurchase program authorized by the Company's Board of Directors in May 2014 have totaled $420 million, or approximately 13 million shares of common stock.

The Company has a significant amount of fleet activity planned during the remainder of 2014, as it winds down the AirTran brand and continues to modernize its fleet, resulting in a larger than normal number of aircraft out of scheduled service. The Company currently expects its fourth quarter ASMs to increase approximately two to three percent year-over-year and full year 2014 ASMs to be less than one percent year-over-year. The Company expects to continue to optimize its network through the addition of new markets and itineraries while also pruning less profitable flights from its schedule.

During third quarter 2014, the Company took delivery of 13 aircraft: 11 737-800 aircraft from Boeing, and two 737-700 aircraft from other parties. The Company currently expects to take delivery of an additional eight 737-800 aircraft from Boeing and 11 737-700 aircraft from other parties during fourth quarter of 2014. The Company's fleet of 685 aircraft at September 30, 2014, also reflects one Boeing 737-500 retirement during third quarter 2014. The Company currently plans to retire three more Classic (737-300 and 737-500) aircraft during fourth quarter 2014, bringing total Classic retirements to six aircraft in 2014. In connection with the lease/sublease agreement entered into between the Company, Delta Air Lines, Inc., and Boeing Capital Corp. on July 9, 2012, the Company continued to transition the 717-200 aircraft out of its fleet for conversion and delivery to Delta. As of September 30, 2014, 51 717-200 aircraft had been removed from active service for conversion and 45 of those had been delivered to Delta, out of an original total of 88. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. Also, the Company has continued the conversion of AirTran 737-700 aircraft to the Southwest livery. As of September 30, 2014, 34 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft, and the remaining 18 AirTran 737-700s are planned to be removed from service, the majority of which will have completed the conversion to Southwest by the end of 2014.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2014 and September 30, 2013

Operating revenues

Passenger revenues for third quarter 2014 increased $258 million, or 6.0 percent, year-over-year. Holding other factors constant, approximately 75 percent of the increase was attributable to a 3.6 point increase in load factor with the remainder due to an increase in capacity, both driven by strong Customer demand for air travel and successful execution of the Company's strategic initiatives. Thus far, revenue momentum has continued, and October 2014 passenger unit revenues are expected to increase in the two to three percent range, compared to October 2013. Current bookings for November and December are also good.

Freight revenues for third quarter 2014 increased by $4 million, or 9.8 percent, compared to third quarter 2013, primarily due to increased pounds shipped. Based on current trends, the Company expects fourth quarter 2014 Freight revenues to increase, compared to fourth quarter 2013.

Other revenues for third quarter 2014 decreased by $7 million, or 3.5 percent, year-over-year, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who purchase travel on AirTran through southwest.com, and the overall reduction in AirTran flights as a result of the integration process. The Company currently expects this trend to continue as the integration process moves toward completion by the end of 2014. This decline was partially offset by an increase in certain Southwest specific ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. Based on current trends and expected discontinuation of all AirTran flights by the end of 2014, the Company expects fourth quarter 2014 Other revenues to decrease, compared to fourth quarter 2013.

Operating expenses

Operating expenses for third quarter 2014 increased by $31 million, or 0.7 percent, compared to third quarter 2013, while capacity increased 1.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2014 and 2013, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.04	¢	3.81	¢	0.23 ¢	6.0%
Fuel and oil	4.10		4.34		(0.24)	(5.5)
Maintenance materials and repairs	0.73		0.81		(0.08)	(9.9)
Aircraft rentals	0.21		0.28		(0.07)	(25.0)
Landing fees and other rentals	0.86		0.87		(0.01)	(1.1)
Depreciation and amortization	0.70		0.66		0.04	6.1
Acquisition and integration	0.07		0.08		(0.01)	(12.5)
Other operating expenses	1.68		1.58		0.10	6.3
Total	12.39	¢	12.43	¢	(0.04)¢	(0.3)%

Operating expenses per ASM decreased 0.3 percent for third quarter 2014 compared to third quarter 2013 primarily due to lower jet fuel prices. Operating expenses per ASM for third quarter 2014, excluding fuel and special items (a non-GAAP financial measure), increased 2.6 percent year-over-year. This increase was due to higher Salaries, wages, and benefits expense and higher Other operating expenses, partially offset by lower Aircraft rentals and Maintenance materials and repairs expense. Based on current cost trends, the Company expects its fourth quarter 2014 unit costs, excluding fuel and oil expense, profitsharing, and special items to increase approximately two percent from fourth quarter 2013. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for third quarter 2014 increased by $92 million, or 7.2 percent, compared to third quarter 2013. On a per ASM basis, third quarter 2014 Salaries, wages, and benefits expense increased 6.0 percent, compared to third quarter 2013. On both a dollar and per ASM basis, approximately 60 percent of the increase was due to higher Salaries primarily as the result of increased training for international operations and other strategic initiatives. The remaining 40 percent of the increase, on both a dollar and per ASM basis, was the result of higher profitsharing expense due to increased profits in third quarter 2014. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and in future periods will reduce operating profits, as defined, in the calculation of profitsharing. Based on current cost trends and anticipated capacity, the Company expects Salaries, wages, and benefits expense per ASM, excluding profitsharing, in fourth quarter 2014 to increase compared to fourth quarter 2013.

Fuel and oil expense for third quarter 2014 decreased by $64 million, or 4.4 percent, compared to third quarter 2013. On a per ASM basis, third quarter 2014 Fuel and oil expense decreased 5.5 percent, compared to third quarter 2013. Excluding the impact of hedging, both the dollar and unit cost decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 3.9 percent year-over-year, from $3.06 for third quarter 2013 to $2.94 for third quarter 2014. In addition, fuel gallons consumed remained flat as compared to third quarter 2013, while year-over-year capacity increased 1.1 percent. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $9 million in Fuel and oil expense for third quarter 2014, compared to net losses totaling $15 million for third quarter 2013. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $21 million received from counterparties for third quarter 2014, compared to $6 million received from counterparties for third quarter 2013. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of October 17, 2014, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
Fourth quarter 2014	Approx. 20%
2015	Approx. 40%
2016	Approx. 40%
2017	Approx. 40%
2018	Approx. 5%

As a result of applying hedge accounting in prior periods, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2014, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at September 30, 2014	Amount of gains (losses) deferred in AOCI at September 30, 2014 (net of tax)
Remainder of 2014	$(5)	$(4)
2015	(22)	(89)
2016	56	(22)
2017	21	2
2018	$3	$—
Total	$53	$(113)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for fourth quarter 2014 jet fuel prices at different crude oil assumptions as of October 17, 2014, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	4Q 2014 (2)
$70	$2.30 - $2.35
$80	$2.50 - $2.55
Current Market (1)	$2.70 - $2.75
$100	$3.00 - $3.05
$110	$3.20 - $3.25
Estimated Premium Costs (3)	$13 million

(1) Brent crude oil average market price as of October 17, 2014, was approximately $87 per barrel for fourth quarter 2014.

(2) The Company has approximately 20 percent of its fourth quarter 2014 estimated fuel consumption covered by fuel derivative contracts with approximately 10 percent at varying crude oil-equivalent prices and the remainder at varying Gulf Coast jet fuel and heat-equivalent prices. The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of October 17, 2014.

(3) Premium costs are recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for third quarter 2014 decreased by $23 million, or 8.5 percent, compared to third quarter 2013. On a per ASM basis, Maintenance materials and repairs expense decreased 9.9 percent, compared to third quarter 2013. On both a dollar and a per ASM basis, approximately 50 percent of the decrease was attributable to reduced engine and avionic repair expense due to the continued transition of the Boeing 717-200 aircraft out of the

Company's fleet. The remainder of the decrease, on both a dollar and per ASM basis, was primarily attributable to fewer Classic aircraft engine repairs. The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2014 to increase slightly, compared to fourth quarter 2013.

Aircraft rentals expense for third quarter 2014 decreased by $21 million, or 22.8 percent, compared to third quarter 2013. On a per ASM basis, Aircraft rentals expense decreased by 25.0 percent, compared to third quarter 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased Boeing 717-200 aircraft out of the Company's fleet for conversion and delivery to Delta. The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2014 to be comparable to third quarter 2014.

Landing fees and other rentals expense for third quarter 2014, on both a dollar and per ASM basis, were relatively flat, compared to third quarter 2013. The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2014 to decrease slightly, compared to third quarter 2014.

Depreciation and amortization expense for third quarter 2014 increased by $17 million, or 7.7 percent, compared to third quarter 2013. On a per ASM basis, Depreciation and amortization expense increased 6.1 percent, compared to third quarter 2013. On both a dollar and per ASM basis, approximately 50 percent of the increase was due to the purchase of new and used aircraft since third quarter 2013 and the remainder of the increase was primarily due to depreciation associated with technology projects that have been placed into service since third quarter 2013. The Company currently expects Depreciation and amortization expense per ASM for fourth quarter 2014 to increase, compared to fourth quarter 2013, for these same reasons.

The Company incurred $23 million of Acquisition and integration costs during third quarter 2014 related to the AirTran integration, compared to $28 million in third quarter 2013. The third quarter 2014 costs primarily consisted of fleet integration and costs associated with the transition of 717-200s to Delta, Employee training, and facilities integration expenses. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for third quarter 2014 increased by $36 million, or 6.8 percent, compared to third quarter 2013. On a per ASM basis, Other operating expenses increased 6.3 percent, compared to third quarter 2013. On both a dollar and per ASM basis, approximately 25 percent of the increase was the result of higher contract programming and consulting expenses, primarily associated with ongoing technology projects, approximately 20 percent was related to higher advertising and promotions expense, and the remainder was due to individually insignificant items. The Company currently expects Other operating expenses per ASM for fourth quarter 2014 to increase, compared to fourth quarter 2013.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for third quarter 2014 decreased by $4 million, or 11.4 percent, compared to third quarter 2013, primarily due to the Company's continued extinguishment of debt.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$44	$(76)
Ineffectiveness from fuel hedges settling in future periods	11	15
Realized ineffectiveness and mark-to-market (gains) or losses	(5)	(17)
Premium cost of fuel contracts	15	22
Other	1	(3)
	$66	$(59)

Income Taxes

The Company's effective tax rate was approximately 37.3 percent in third quarter 2014, compared to 38.2 percent in third quarter 2013. The Company projects a full year 2014 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

Passenger revenues for the nine months ended September 30, 2014, increased $725 million, or 5.8 percent, compared to the first nine months of 2013. Holding other factors constant, approximately 60 percent of the increase was attributable to a 2.7 point increase in load factor and approximately 40 percent of the increase was attributable to higher passenger yields, both driven by strong Customer demand for air travel and successful execution of the Company's strategic initiatives.

Freight revenues for the nine months ended September 30, 2014, increased by $5 million, or 4.1 percent, compared to the first nine months of 2013, primarily due to benefits from new and maturing markets as a result of the AirTran integration.

Other revenues for the nine months ended September 30, 2014, decreased by $24 million, or 3.8 percent, compared to the first nine months of 2013, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who purchase travel on AirTran through southwest.com, and the overall reduction in AirTran flights as a result of the integration process. This decline was partially offset by an increase in certain Southwest specific ancillary products, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

Operating expenses

Operating expenses and capacity for the nine months ended September 30, 2014, remained flat, compared to the first nine months of 2013. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2014 and 2013, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.10	¢	3.81	¢	0.29 ¢	7.6%
Fuel and oil	4.20		4.46		(0.26)	(5.8)
Maintenance materials and repairs	0.75		0.85		(0.10)	(11.8)
Aircraft rentals	0.23		0.28		(0.05)	(17.9)
Landing fees and other rentals	0.86		0.86		—	—
Depreciation and amortization	0.70		0.65		0.05	7.7
Acquisition and integration	0.08		0.07		0.01	14.3
Other operating expenses	1.66		1.59		0.07	4.4
Total	12.58	¢	12.57	¢	0.01 ¢	0.1%

Operating expenses per ASM for the first nine months of 2014 remained flat, compared to the first nine months of 2013. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 3.2 percent for the first nine months of 2014, compared to the same period in 2013. These increases primarily were due to higher Salaries, wages, and benefits expense and higher Other operating expenses, partially offset by lower Aircraft rentals and Maintenance materials and repairs expense. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the first nine months of 2014 increased by $293 million, or 7.8 percent, compared to the first nine months of 2013. Salaries, wages, and benefits expense per ASM for the first nine months of 2014 increased 7.6 percent, compared to the first nine months of 2013. On both a dollar and per ASM basis, approximately 55 percent of these increases were the result of higher wages primarily due to contractual increases and the majority of the remainder was the result of higher profitsharing expense due to increased profits for the first nine months of 2014.

Fuel and oil expense for the first nine months of 2014 decreased by $271 million, or 6.2 percent, compared to the first nine months of 2013. On a per ASM basis, Fuel and oil expense for the first nine months of 2014 decreased 5.8 percent, compared to the first nine months of 2013. Excluding the impact of hedging, both the dollar and unit cost decreases were approximately 75 percent attributable to lower jet fuel prices and approximately 25 percent attributable to better fuel efficiency. The Company's average economic jet fuel cost per gallon decreased 3.8 percent, on a year-over-year basis, from $3.13 during the first nine months of 2013 to $3.01 during the first nine months of 2014. In addition, fuel gallons consumed decreased 1.4 percent, compared to the first nine months of 2013, while year-over-year capacity was flat. The improvement in fuel efficiency was primarily due to the Company's continued replacement of 717-200 and Classic aircraft with Next Generation 737-700 and 737-800 aircraft, coupled with the implementation of improved flight planning initiatives. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $46 million in Fuel and oil expense for the first nine months of 2014, compared to net losses totaling $114 million for the first nine months of 2013. These totals include cash settlements realized from the settlement of fuel derivatives totaling $72 million received from counterparties for the first nine months of 2014, compared to $44 million paid to counterparties in the first nine months of 2013. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first nine months of 2014 decreased by $108 million, or 12.8 percent, compared to the first nine months of 2013. On a per ASM basis, Maintenance materials and repairs expense decreased 11.8 percent, compared to the first nine months of 2013. On both a dollar and per ASM basis, approximately 40 percent of the decrease was attributable to reduced expense due to the completion of the Evolve aircraft interior retrofit program during third quarter 2013; approximately 40 percent was due to reduced engine and avionic repair expense due to the impact of 717-200 aircraft transitioning out of the Company's fleet; and the remainder primarily was due to a decrease in airframe and component expense due to timing of regular maintenance checks.

Aircraft rentals expense for the first nine months of 2014 decreased by $50 million, or 18.1 percent, compared to the first nine months of 2013. On a per ASM basis, Aircraft rentals expense decreased by 17.9 percent, compared to the first nine months of 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased 717-200 aircraft out of the Company's fleet for conversion and delivery to Delta.

Depreciation and amortization expense for the first nine months of 2014 increased by $44 million, or 6.8 percent, compared to the first nine months of 2013. On a per ASM basis, Depreciation and amortization expense increased 7.7 percent, compared to the first nine months of 2013. On both a dollar and per ASM basis, approximately 60 percent of the increase was attributable to technology projects that have been placed into service over the last twelve months and the remainder was due to the purchase of new and used aircraft since third quarter 2013.

The Company incurred $78 million of Acquisition and integration expense for the first nine months of 2014, compared to $66 million for the first nine months of 2013. The 2014 costs primarily consisted of fleet integration and costs associated with the transition of 717-200s to Delta, Employee training, and facilities integration expenses.

Other operating expenses for the first nine months of 2014 increased by $73 million, or 4.7 percent, compared to the first nine months of 2013. On a per ASM basis, Other operating expenses increased 4.4 percent, compared to the first nine months of 2013. On both a dollar and per ASM basis, approximately 50 percent of the increase was the result of higher contract programming and consulting expenses, with the remainder of the increase due to individually insignificant items.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$5	$(112)
Ineffectiveness from fuel hedges settling in future periods	(31)	27
Realized ineffectiveness and mark-to-market (gains) or losses	(5)	(10)
Premium cost of fuel contracts	49	39
Other	(2)	(2)
	$16	$(58)

Income Taxes

The Company's effective tax rate was approximately 37.6 percent for the first nine months of 2014, compared to 38.1 percent for the first nine months of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $240 million for the three months ended September 30, 2014, compared to $428 million provided by operating activities in the same prior year period. For the nine months ended September 30, 2014, net cash provided by operating activities was $2.7 billion, compared to $2.2 billion provided by operating activities in the first nine months of 2013. The operating cash flows for the nine months ended September 30, 2014, were largely impacted by the Company's net income (as adjusted for noncash items) and an $806 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. For the nine months ended September 30, 2013, there was an $811 million increase in Air traffic liability as a result of bookings for future travel. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $44 million during the three months ended September 30, 2014, compared to $359 million used in investing activities in the same prior year period. For the nine months ended September 30, 2014, net cash used in investing activities was $1.3 billion, compared to $1.1 billion used in the same prior year period. Investing activities in both years included capital expenditures, as well as changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2014, capital expenditures were $1.3 billion, which included the payment for slots acquired at Washington Reagan National Airport and payments for new and previously owned aircraft delivered to the Company, compared to $995 million in Capital expenditures during the same prior year period. During the nine months ended September 30, 2014, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $83 million, compared to a net cash outflow of $135 million during the same prior year period. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's purchase of additional slots at Washington Reagan National Airport.

Net cash used in financing activities was $246 million during the three months ended September 30, 2014, compared to $225 million used in financing activities for the same prior year period. For the nine months ended September 30, 2014, net cash used in financing activities was $962 million, compared to $838 million used in the same prior year period. During the nine months ended September 30, 2014, the Company repaid $167 million in debt and capital lease obligations and repurchased approximately $755 million of its outstanding common stock, through the share repurchase programs. During the nine months ended September 30, 2013, the Company repaid $267 million in debt and capital lease obligations and repurchased approximately $501 million of its outstanding common stock through share repurchase programs.

In July 2014, the Company's Board of Directors declared a dividend of $.06 per share, which was paid to Shareholders during September 2014. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

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

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 125 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On August 5, 2014, Moody's upgraded the Company's senior unsecured debt rating to "Baa2" from "Baa3," the five pass-through trust certificates ("PTCs") to "Baa1," and the A and C tranches of the AirTran Airways Series 1999-1 Enhanced Equipment Trust Certificates ("EETC") to "A3" from "Baa1" and to "Baa3" from "Ba1," respectively. The upgrade of the Company’s senior unsecured debt rating was based on Moody’s expectations of further strengthening of the Company's credit metrics, building on the improvements in cash flow, earnings and financial leverage that the Company has achieved since the end of 2012. The upgrade of the Company’s ratings on its PTCs reflects Moody's estimates that the loan-to-value ("LTVs") for the two transactions maturing within the next 24 months are about 60 percent and 70 percent, while the three subsequent maturities have estimated LTVs at between 115 percent and 150 percent as older Boeing B737-700 aircraft secure these instruments. The upgrade of the AirTran Series 1999-1 EETC reflects that both tranches are guaranteed by Southwest and that two Boeing B717-200 aircraft that will be sub-leased to Delta Air Lines secure this financing. Moody's estimates the LTVs of this financing at between 50 percent and 60 percent.

On September 22, 2014, Fitch affirmed the Company's debt rating of "BBB" and revised the rating outlook from stable to positive. The positive outlook reflects Fitch's view that a positive rating action could be warranted over the intermediate term should the Company continue to strengthen its operating margins, control unit cost inflation, generate solid free cash flow, and exhibit stable or declining leverage. Fitch also noted that the operating risks relating to the integration of AirTran are now largely in the past as the Company expects to effectively complete the integration process by year-end 2014.

The Company expects to incur an aggregate of approximately $550 million in Acquisition and integration costs associated with the AirTran acquisition, of which approximately $488 million has been incurred through September 30, 2014. These costs have been, and are expected to be, funded with cash from operations. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.6 billion as of September 30, 2014, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet these future expenditures. If a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

On May 14, 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock in a new share repurchase program. During August 2014, pursuant to the Third Quarter ASR Program, the Company advanced $200 million to a financial institution in a privately negotiated transaction, and received approximately five million shares of common stock, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of September 30, 2014, the Company's cumulative repurchases under the May 2014 $1 billion Board authorization have totaled $420 million, or approximately 13 million shares of common stock. During October 2014, the Third Quarter ASR Program was settled, and the third party financial institution delivered one million additional shares of common stock to the Company.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of September 30, 2014, the Company had scheduled deliveries for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2014	—		33	—	22	—	—		—	55	(3)
2015	—		19	—	14	—	—		—	33
2016	31		—	10	4	—	—		—	45
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	52	34	40	30	170	(2)	191	573

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(3) Includes 25 737-800s and 11 737-700s delivered as of September 30, 2014.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $286 million remaining in 2014, $827 million in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, and $6.8 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of September 30, 2014:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
717-200	117	13	37		10	27
737-300	137 or 143	21	122	(a)	76	46
737-500	122	23	13		10	3
737-700	137 or 143	10	436	(b)	383	53
737-800	175	1	77		70	7
TOTALS			685		549	136
(a) Of the total, 78 737-300 aircraft have 143 seats and 44 have 137 seats.
(b) Of the total, 418 737-700 aircraft have 143 seats and 18 have 137 seats.
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s launch of a new visual expression of its brand and its related initiatives and cost expectations;
•the Company’s network plans and expectations, including its network optimization plans and expectations;
•the Company’s expectations with respect to the integration of AirTran, including anticipated timeframes and costs associated with the integration;
•the Company’s fleet and capacity plans, including its fleet modernization plans;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•changes in demand for the Company's services and the impact of economic conditions, fuel prices, actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities), and other factors beyond the Company's control, on the Company's business decisions, plans, and strategies;
•the impact of governmental regulations and other actions related to the Company's operations;
•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•the Company's ability to effectively complete the integration of AirTran and realize the expected results from the acquisition;
•the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•the Company's dependence on third parties, in particular with respect to its fleet plans;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2014, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net asset of $53 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2014, the Company had eight counterparties with which the derivatives held were a net asset, totaling $65 million, and two counterparties with which the derivatives held were a net liability, totaling $12 million. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2014, no cash deposits, letters of credit, and/or aircraft collateral were provided by or held by the Company based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2014, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $278 million in cash collateral, post $189 million in aircraft collateral, and post $148 million in letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. On May 14, 2014, the Court referred the sanctions dispute to a special master, and the proceedings before the special master are ongoing. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)		(b)		(c)	(d)
					Total number of	Maximum dollar
					shares purchased	value of shares that
	Total number		Average		as part of publicly	may yet be purchased
	of shares		price paid		announced plans	under the plans
Period	purchased		per share		or programs	or programs
July 1, 2014 through July 31, 2014	—		$—		—	$780,356,300
August 1, 2014 through August 31, 2014	6,430,622	(2)(3)	$—	(2)(3)	6,430,622	$580,356,300
September 1, 2014 through September 30, 2014	—		$—		—	$580,356,300
Total	6,430,622				6,430,622

(1)
On May 14, 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock in a new share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in second quarter 2014 (“Second Quarter ASR Program”), the Company paid $200 million and received an initial delivery of 6,021,678 shares during second quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter ASR Program based on a price of $24.91 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on May 14, 2014. Final settlement of this Second Quarter ASR Program occurred in August 2014 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in August 2014. Upon settlement, the third party financial institution delivered 1,390,299 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 7,411,977 shares repurchased under the Second Quarter ASR Program, upon completion of the Second Quarter ASR Program in August 2014, was $26.98.

(3)
During August 2014, under the Third Quarter ASR Program the Company paid $200 million and received an initial delivery of 5,040,323 shares during third quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program based on a price of $29.76 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on August 15, 2014. Final settlement of this Third Quarter ASR Program occurred in October 2014 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2014. Upon settlement, the third party financial institution delivered 1,107,489 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,147,812 shares repurchased under the Third Quarter ASR Program, upon completion of the Third Quarter ASR Program in October 2014, was $32.53.

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

10.1	Supplemental Agreement No. 88 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

October 29, 2014	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 88 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.