Form 10-K
period 2014-12-31
SOUTHWEST AIRLINES CO
filed 2015-02-06
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,358,439,198 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 4, 2015: 675,993,892 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 13, 2015, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview

Southwest Airlines Co. (the “Company”) operates Southwest Airlines (“Southwest”), a major passenger airline that provides scheduled air transportation in the United States and near-international markets. During 2014, the Company also operated AirTran Airways (“AirTran”). AirTran’s final passenger service occurred on December 28, 2014, and the Company reached a major milestone by effectively completing the integration of AirTran into Southwest. In addition, for the 42nd consecutive year, the Company was profitable, earning $1.1 billion in net income.
Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. The Company ended 2014 serving 93 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and five near-international countries including Mexico (Cancun, Mexico City, and Cabo San Lucas/Los Cabos), Jamaica (Montego Bay), The Bahamas (Nassau), Aruba (Oranjestad), and Dominican Republic (Punta Cana). Southwest’s launch of international service occurred on July 1, 2014, with service to Montego Bay, Nassau, and Oranjestad. The Company also launched service to Cabo San Lucas/Los Cabos and Cancun on August 10, 2014, and to Mexico City and Punta Cana on November 2, 2014. The Company has announced plans to add its first and second destinations in Central America by adding Southwest service to San Jose, Costa Rica beginning in March 2015 and to Belize City, Belize beginning in October 2015, each subject to government approval. The Company has also announced plans to commence Southwest service to Puerto Vallarta, Mexico in June 2015, subject to government approval. At December 31, 2014, Southwest operated a total of 665 Boeing 737 aircraft.
During 2014, the Company significantly increased Southwest service at New York LaGuardia Airport and Washington Reagan National Airport as a result of the acquisition of slots divested by AMR Corporation, the parent company of American Airlines, Inc., as part of AMR’s merger with US Airways Group, Inc. (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports). Further, at Dallas Love Field, the Company began serving seven new nonstop destinations on October 13, 2014, eight new nonstop destinations on November 2, 2014, and two new nonstop destinations on January 6, 2015. These routes were made possible by the repeal of certain federal flight restrictions at Dallas Love Field on October 13, 2014. Additional information regarding these restrictions is discussed in more detail below under “Economic and Operational Regulation - The Wright Amendment.”
Based on the most recent data available from the U.S. Department of Transportation, as of September 30, 2014, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
Industry
The airline industry has historically been an extremely volatile industry subject to numerous challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as acts of terrorism (for example, 9/11), poor weather, and natural disasters. In addition, in recent years the industry was significantly affected by an uncertain economy, high and volatile fuel prices, and government sequestration and shutdown. These factors contributed to unpredictable demand for air travel and related cost and pricing challenges. Reflecting the numerous industry challenges, many U.S. airlines ceased operations or reorganized through bankruptcy.
Although the U.S. economy has experienced a moderate recovery since emerging from a recession in 2009 and the U.S. airline industry has showed measurable improvement during 2013 and 2014, slow economic growth and lingering economic uncertainty have led to continued industry restraint with respect to overall capacity (number of available seat miles). Although many U.S. air carriers, including Southwest, experienced relatively flat to modest year-over-year increases in capacity during 2014, overall domestic airline industry capacity in 2014 remained below pre-recession levels. Leaner flight schedules over the past several years, along with industry consolidation, have contributed to improvements in industry load factors (percentage of seats filled by fare-paying passengers) and yields (revenue production per passenger mile). With the continued recovery of the U.S. economy, the airline industry has modestly increased scheduled domestic capacity.
Company Operations
Route Structure
General
Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. For 2014, approximately 73 percent of the Company's Customers flew nonstop, and the average aircraft trip stage length was 721 miles, with an average duration of approximately 2.0 hours. For 2013, approximately 72 percent of the Company's Customers flew nonstop, and average aircraft trip stage length was 703 miles, with an average duration of approximately 2.0 hours.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 21 weekday roundtrips from Dallas Love Field to Houston Hobby, nine weekday roundtrips from Washington Reagan to Chicago Midway, 11 weekday roundtrips from Phoenix to Las Vegas, and 14 weekday roundtrips from Los Angeles International to Oakland. Southwest complements these high-frequency routes with long-haul nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, and Houston and New York LaGuardia. As of December 31, 2014, Southwest served 581 nonstop city pairs.
International Service
In 2014, the Company fully converted AirTran international service into Southwest service. The Company began selling its first international itineraries to be flown by Southwest aircraft in January 2014, and Southwest’s launch of international service occurred on July 1, 2014, with service to Jamaica (Montego Bay), The Bahamas (Nassau), and Aruba (Oranjestad). Southwest commenced international service to Mexico (Cabo San Lucas/Los Cabos and Cancun) on August 10, 2014, and to Mexico City and Dominican Republic (Punta Cana) on November 2, 2014. The Company has announced plans to add its first and second destinations in Central America by commencing Southwest service to San Jose, Costa Rica in March 2015 and to Belize City, Belize in October 2015, each subject to government approval. The Company has also announced plans to commence Southwest service to Puerto Vallarta, Mexico in June 2015, subject to government approval.
As part of the Company's near-international service efforts, the Company has agreed with the City of Houston (“City”) to expand the City's existing William P. Hobby airport facility. Pursuant to the agreement, the Company and the City have entered into an Airport Use and Lease Agreement to control the execution of this expansion and its financial terms. This project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing area. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015. In December 2014, the Company announced plans to commence Southwest service at the new Houston Hobby terminal facility in October 2015 to four destinations in Mexico (Cancun, Cabo San Lucas/Los Cabos, Puerto Vallarta, and Mexico City), to Belize City, Belize, and to San Jose, Costa Rica, each subject to government approval. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
The Company has also agreed with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport’s Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Construction is expected to begin in mid to late 2015. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.

The Company’s 2014 operating revenues attributable to foreign operations (including those attributable to both Southwest and AirTran) were approximately $226 million. The remainder of the Company’s 2014 operating revenues, approximately $18.4 billion, were attributable to domestic operations. The Company’s 2013 operating revenues attributable to foreign operations (all of which were attributable to AirTran) were approximately $212 million. The remainder of the Company’s 2013 operating revenues, approximately $17.5 billion, were attributable to domestic operations. The Company’s tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore, the Company’s assets are not allocated to a geographic area. For a discussion of the risks related to the Company’s foreign operations, see “Risk Factors - The Company’s future results will suffer if it does not effectively manage its expanded operations, including its international operations.”
Cost Structure
General
A key component of the Company’s business strategy has historically been its low-cost structure, which was designed to allow Southwest to profitably charge low fares. Adjusted for stage length, Southwest has lower unit costs, on average, than the vast majority of major domestic carriers. The Company’s low-cost structure has historically been facilitated by Southwest’s use of a single aircraft type, the Boeing 737, an operationally efficient point-to-point route structure, and highly productive Employees. Southwest’s use of a single aircraft type has allowed for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines’ hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).
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
Impact of Fuel Costs on the Company’s Low-Cost Structure
Although 2014 fuel prices were lower than levels experienced in 2013, and dropped significantly late in 2014, Fuel and oil expense remains one of the Company's largest operating costs. The table below shows the Company’s average cost of jet fuel and oil over the past twelve years and during each quarter of 2014.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
2013	$5,763	$3.16	35.1%
2014	$5,293	$2.93	32.3%
First Quarter 2014	$1,314	$3.10	33.3%
Second Quarter 2014	$1,425	$3.03	33.6%
Third Quarter 2014	$1,386	$2.97	33.1%
Fourth Quarter 2014	$1,167	$2.63	29.1%
The Company enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its fuel hedge portfolio and strategies to address not only fuel price increases, but also fuel price volatility and hedge collateral requirements. As evidenced by the extreme decline in jet fuel prices during the fourth quarter of 2014, jet fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of hedging generally increases with sustained high potential for volatility in the fuel market. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.
Fare Structure
Southwest
Southwest offers a relatively simple fare structure that features competitive, unrestricted, unlimited, everyday coach fares, as well as lower fares available on a restricted basis. Southwest bundles fares into three major categories: “Wanna Get Away®,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer. All fare products include the privilege of two free checked bags. In addition, regardless of the fare product, Southwest does not charge fees for changes to flight reservations.

•
“Wanna Get Away” fares are generally the lowest fares and are subject to advance purchase requirements. They are nonrefundable but, subject to compliance with Southwest’s No Show policy, funds may be applied to future travel on Southwest. As discussed below under “Operating Strategies and Initiatives - Ancillary Services and Fees,” Southwest has a No Show policy associated with Wanna Get Away tickets that are not canceled or changed at least ten minutes prior to a flight’s scheduled departure.

•
“Anytime” fares are refundable and changeable, and funds may also be applied toward future travel on Southwest. Anytime fares also include a higher frequent flyer point multiplier under Southwest’s Rapid Rewards® frequent flyer program than do Wanna Get Away fares.

•
“Business Select” fares are refundable and changeable, and funds may be applied toward future travel on Southwest. Business Select fares also include additional perks, when available, such as priority boarding in the first 15 boarding positions within boarding group “A,” a higher frequent flyer point multiplier than other Southwest fares (including twice as many points per dollar spent as compared with Wanna Get Away fares), “Fly By®” priority security and ticket counter access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

AirTran
During 2014, AirTran offered a user-friendly fare structure that featured a variety of competitive fares and products. Unlike Southwest, AirTran offered a Business Class product. With the exception of Business Class fares, all AirTran fares were nonrefundable, but could be changed prior to departure, subject to payment of a service charge. AirTran Business Class fares were refundable and changeable and included additional perks such as priority boarding, oversized seats with additional leg room, bonus frequent flyer credit, no first or second bag fees, and complimentary cocktails onboard. In addition, AirTran’s Business Class product could be purchased separately or through an upgrade of a non-Business Class fare within 24 hours of travel.
Websites
The Company’s Internet website, southwest.com®, is the only avenue for Southwest Customers to purchase and manage travel online. Any part of a Customer’s trip can be planned directly from the southwest.com home page. Southwest.com is designed to help make the Customer's experience personal and intuitive with features such as recognizing the Customer's location to provide relevant deals, remembering recent searches to make it easy to get to trips of interest, and shopping cart functionality allowing Customers to purchase air, hotel, and car all at once. Southwest.com highlights points of differentiation between Southwest and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online. In addition, southwest.com and swabiz.com (the Company’s business travel reservation web page) are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Additionally, as discussed further below under "Other Initiatives - Mobile App and Website and Mobile Boarding Passes," Southwest offers Customers a mobile website and app to provide Customers the ability to transact with Southwest anytime they have access to their mobile device. The Company launched a new southwest.com home page in September 2014 to reflect the new visual expression of its brand. See “Other Initiatives - New Livery and Branding and Aggressive Promotion of the Company’s Points of Differentiation from its Competitors” for further information about the Company’s new visual expression of its brand.
The Internet website, airtran.com, was an integral part of AirTran’s distribution network during the majority of 2014. In November 2014, the Company completed the integration of booking functions into southwest.com, referring all Customers who visit airtran.com to southwest.com. For the year ended December 31, 2014, approximately 80 percent of the Company’s Passenger revenues came through its websites (including revenues from SWABIZ®).
Operating Strategies and Initiatives
During 2014, the Company continued to focus on five strategic initiatives: (i) the integration of Southwest’s and AirTran’s network and operations, (ii) fleet modernization, (iii) the continued incorporation of the larger Boeing 737-800 aircraft into the Southwest fleet, (iv) international capabilities and new reservation system, and (v) the continued growth of Southwest's Rapid Rewards frequent flyer program. In addition to the Company’s five strategic initiatives, the Company has continued to design, implement, and manage other initiatives to increase revenues, improve cost controls, and attract and retain Customers.
Strategic Initiatives
Integration of Southwest’s and AirTran’s Network and Operations
During 2014, the Company effectively completed the process of integrating AirTran into Southwest’s operations and accomplished the following key integration milestones:

•
The Company converted AirTran international service to Southwest beginning with the launch of Southwest international service on July 1, 2014, with service to Jamaica (Montego Bay), The Bahamas (Nassau), and Aruba (Oranjestad). Southwest service to Mexico (Cabo San Lucas/Los Cabos and Cancun) commenced on August 10, 2014, and service to Mexico City and Dominican Republic (Punta Cana) began on November 2, 2014, establishing a Southwest presence in all cities in Southwest’s and AirTran’s combined network. AirTran’s final passenger service occurred on December 28, 2014.

•	The Company continued to transfer AirTran Employees to Southwest. As of December 31, 2014, all AirTran Employees had been converted to Southwest Employees.

•
The Company removed the remaining 66 AirTran Boeing 717-200 aircraft from service, enabling the Company to once again operate an all-Boeing 737 fleet, with the expected efficiencies associated with operating a single aircraft type.

•
The Company continued to convert AirTran 737-700 aircraft to the Southwest livery. As of December 31, 2014, 47 out of a total of 52 AirTran 737-700 aircraft had completed the conversion process and re-entered service as Southwest aircraft. The remaining five AirTran 737-700 aircraft have been removed from service to begin the conversion process and are scheduled to re-enter service as Southwest aircraft in early 2015.

•
The Company completed the integration of booking and frequent flyer functions into southwest.com, referring all Customers who visit airtran.com to southwest.com. The Company transferred AirTran Customers’ A+ Rewards account history and any A+ Rewards credits that had not expired as of November 1, 2014, into Southwest Rapid Rewards accounts.

Fleet Modernization
As discussed below, the Company has multiple efforts underway to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient and that also have a greater range. The Company expects its long-term fleet modernization plan to provide substantial flexibility to manage its fleet needs in a variety of economic conditions. The Company’s future aircraft delivery schedule is set forth in more detail below under “Properties - Aircraft.”
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
The Boeing Next-Generation 737. The Company has also expanded its orders for the Boeing Next-Generation 737 aircraft. From 2012 through 2014, the Company purchased 78 Boeing Next-Generation 737-800 aircraft and leased, from third parties, seven Boeing 737-800 aircraft. Additionally, during the same time period, the Company acquired 24 pre-owned 737-700 aircraft from third parties. Including the 737 MAX firm orders described above, the Company has overall total firm orders with Boeing of 275 aircraft for 2015 through 2024. Additionally, for 2015 and 2016, combined, as of December 31, 2014, the Company had agreed to acquire an additional 20 pre-owned 737-700 aircraft from third parties, 14 of which are expected to be leased aircraft. The orders from Boeing and acquisitions from third parties are intended to predominately serve as replacement aircraft for older 737-300 and 737-500 aircraft continuing to be retired from the Company’s fleet and for 717-200 aircraft that the Company has transitioned out of its fleet. The Company also has options with Boeing to purchase an additional 35 Boeing 737 Next-Generation aircraft during the period from 2016 through 2018.
Transition of Boeing 717 Aircraft. Pursuant to an agreement with Delta Air Lines, Inc. and Boeing Capital Corp., during 2014, the Company continued transitioning AirTran’s Boeing 717-200 aircraft out of the Company’s fleet for delivery to Delta. Deliveries to Delta began in September 2013 and are expected to continue at the rate of approximately three aircraft per month. As of December 31, 2014, all 88 of AirTran’s Boeing 717-200 aircraft had been removed from service and 52 had been delivered to Delta. From a fleet management perspective, this transition allows the Company to minimize the impact of this transaction on operations, as the Boeing 717 capacity lost is expected to be replaced through the capacity gained as a result of (i) the Company’s extension of the retirement dates for a portion of its 737-300 and 737-500 aircraft and (ii) deliveries from Boeing of new 737 aircraft or deliveries of used 737 aircraft from other sources. Transitioning the Boeing 717 aircraft out of the Company’s fleet avoids added complexity to the Company’s operations, as the Company has historically operated an all-Boeing 737 fleet. Replacement of the Boeing

717 aircraft capacity with Boeing 737 capacity provides revenue opportunities with more seats per aircraft, while costing approximately the same amount to fly on a per-trip basis as the smaller Boeing 717 aircraft.
Continued Incorporation of the Larger Boeing 737-800 into the Southwest Fleet
To further support its fleet modernization efforts, during 2014, the Company continued to incorporate the Boeing 737-800 into the Southwest fleet. The 737-800’s all coach seating configuration of 175 offers significantly more Customer seating capacity than Southwest’s other aircraft. In addition to the 737-800’s added seating capacity, its configuration includes The Boeing Company’s Sky Interior, which features a quieter cabin, improved operational security features, and LED reading and ceiling lighting. In addition, the domestic airline industry has experienced a decline in short-haul flying since 2000, and the 737-800 allows the Company to adjust its route network to allow for more long-haul flying. The Company expects the 737-800 will continue to enable it to (i) more economically serve long-haul routes; (ii) improve scheduling flexibility and more economically serve high-demand, slot-controlled, and gate-restricted airports by adding seats to such markets without increasing the number of flights; and (iii) boost fuel efficiency to reduce overall unit costs. Additionally, the Company expects the 737-800 will enable Southwest to profitably expand to new destinations, including extended routes over water, and potentially fly to more distant markets such as Hawaii, Alaska, Canada, and other near-international locations. The Company has taken delivery of 85 Boeing 737-800 aircraft from 2012 through 2014 and currently expects to take delivery of an additional 19 Boeing 737-800s during 2015. The Company’s fleet composition and delivery schedule is discussed in more detail below under “Properties - Aircraft.”
International Capabilities and New Reservation System
In January 2014, the Company launched an international reservation system and, as discussed above under “Company Operations - International Service,” began selling its inaugural international daily nonstop service to be flown by Southwest aircraft beginning July 1, 2014. The Company worked with Amadeus IT Group to launch Amadeus’ Altéa reservations solution to support the Company’s international service.
After the successful launch of the Amadeus Altéa international reservation system, the Company announced in May 2014 that it selected Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be delivered over a multi-year period.
Continued Growth of Southwest’s Rapid Rewards Frequent Flyer Program
Southwest’s Rapid Rewards frequent flyer program enables members to earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during the most recent 24 months.
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

Southwest’s Rapid Rewards frequent flyer program features tier and Companion Pass programs for the most active members, including “A-List” and “A-List Preferred” status. Both A-List and A-List Preferred Members enjoy benefits such as “Fly By®” priority checkin and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Rapid Rewards Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). Rapid Rewards Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited free travel for one year to any destination available on Southwest for a designated companion of the qualifying Rapid Rewards Member. The Rapid Rewards Member and designated companion must travel together on the same flight.
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
During 2014, AirTran’s A+ Rewards frequent flyer program offered a number of ways to earn free travel, including bonus earnings for Business Class travel. A+ Rewards members could earn a credit for each one-way trip flown or 1.5 credits for one-way Business Class travel. A+ Rewards credits could also be earned for purchases made with an AirTran A+ Rewards Chase Visa credit card. The last day to earn or redeem A+Rewards credits in AirTran’s A+ Rewards frequent flyer program was on November 1, 2014. After that time, the program ended and all remaining A+ Rewards accounts were converted to Southwest’s Rapid Rewards frequent flyer program, and all remaining A+Rewards credits were converted to Rapid Rewards points.
For the Company’s 2014 consolidated results, Customers of Southwest and AirTran redeemed approximately 6.2 million flight awards, accounting for approximately 11.0 percent of revenue passenger miles flown. For the Company’s 2013 consolidated results, Customers of Southwest and AirTran redeemed approximately 5.4 million flight awards, accounting for approximately 9.5 percent of revenue passenger miles flown. For the Company’s 2012 consolidated results, Customers of Southwest and AirTran redeemed approximately 4.5 million flight awards, accounting for approximately 9.0 percent of revenue passenger miles flown. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Other Initiatives
Network Optimization and Revenue Management
The Company uses profitability management tools to manage capacity and route expansion though optimization of its flight schedule to, among other things, better match demand in certain markets. Using its profitability management tools, the Company continually adjusts the Company’s network through the addition of new markets and routes, the adjustment of frequencies in existing markets, and the exiting of certain unsustainable markets and redeployment of aircraft to other markets. As part of its continuing network optimization efforts, the Company ceased operations in Branson, Missouri; Key West, Florida; and Jackson, Mississippi in June 2014. The Company believes the continued optimization and alignment of its flight schedule can continue to yield significant synergies and other benefits. Over the next several years, the Company also plans to develop new systems to improve both revenue management and network optimization capabilities.
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

In addition, these cost-containment projects have included various fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all Boeing 737-700 and 737-800 aircraft in Southwest’s fleet and on a majority of Southwest’s 737-300 aircraft;

•	upgrading of the Company’s 737-800 fleet during the 2014-2015 timeframe with newly designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of new engine start procedures to support the introduction of new single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	fuel planning initiatives to safely reduce loading of excess fuel;

•	Evolve aircraft cabin interior retrofit featuring lighter seats;

•	reduced aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refresh with dry goods weight reduction;

•	Company Optimized Routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improved flight planning algorithms to better match aircraft Flight Management System (flying at the most efficient altitude);

•	substitution of Pilot flight bags with lighter Electronic Flight Bag tablets; and

•	Real Time Descent Winds (automatic uplink of up-to-date wind data to the aircraft allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance (“RNP”) operations as part of the FAA’s Performance Based Navigation program, which is intended to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. Southwest began conducting GPS approach procedures during the first quarter of 2010, completed RNP training of nearly 6,000 pilots in November 2010, and commenced RNP procedures in revenue service in January 2011. By the end of 2014, Southwest had conducted over 18,000 RNP approaches, including approximately 4,500 in 2014. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 46 airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is sometimes not granted. Southwest continues to work with the FAA to develop more RNP approaches and to modify air traffic control rules to support greater utilization of RNP.
New Livery and Branding and Aggressive Promotion of the Company’s Points of Differentiation from its Competitors
In September 2014, the Company launched a new visual expression of its brand by introducing a new Heart aircraft livery, airport experience, and logo. From a financial perspective, the Company intends for this launch to remain cost-neutral by using a phased roll-out across both its fleet and its network. Aircraft already in the Company's fleet are scheduled to receive the newly painted livery within the aircraft's existing repainting schedule, while new aircraft will be delivered in the Heart livery. In addition, many of the future airport conversions will be integrated into existing and upcoming airport improvement projects.
During 2014, the Company continued to benefit from, and aggressively market, Southwest’s points of differentiation from its competitors. For example, Southwest continues to be the only major U.S. airline that does not impose additional fees for first and second checked bags. Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its “Bags Fly Free®” message. The Company believes its decision not to charge for first and second checked bags on Southwest, as reinforced by the Company’s related marketing campaign, has driven an increase in Southwest’s market share and a resulting net increase in revenues.
Southwest is also the only major U.S. airline that does not impose a fee on any of its fares for a Customer change in flight reservations. The Company has continued to incorporate this key point of differentiation in its marketing campaigns. The campaigns highlight the importance to Southwest of Customer Service by showing that Southwest understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare.
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
Business Select. As discussed above, Southwest’s “Business Select” fare includes perks such as priority boarding in the first 15 boarding positions within boarding group “A" when available, a higher frequent flyer point multiplier than other Southwest fares (including twice as many points per dollar spent as compared with Wanna Get Away fares), “Fly By®” priority ticket counter and security checkpoint access in select airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).
Fly By® Priority Lanes. Southwest provides Fly By Priority Lane access for its Business Select Customers and Rapid Rewards A-List Members at many of its airports. Fly By Priority Lanes are priority access lanes located at select ticket counters and security checkpoints. The lanes allow Business Select Customers and Rapid Rewards A-List Members direct access to the front of the line at the ticket counter and/or security checkpoint. As of December 31, 2014, Fly By Priority Lane access was available at 78 airports served by Southwest.
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
Ancillary Services and Fees
During 2014, the Company continued to experience revenue benefits from service offerings such as Southwest’s EarlyBird Check-In® and Pets Are Welcome on Southwest (P.A.W.S.) products. EarlyBird Check-In provides Customers with automatic checkin so Customers are checked in 12 hours before general boarding positions become available, improving Customers' seat selection options. Customers can purchase EarlyBird Check-In for an additional $12.50 each way (priority boarding privileges are already a benefit of being an A-List frequent flyer - see “Operating Strategies and Initiatives - Continued Growth of Southwest’s Rapid Rewards Frequent Flyer Program” above). Southwest’s P.A.W.S. offering allows Customers to bring a small cat or dog into the aircraft cabin for a $95 one-way fare. Southwest also charges an additional $50 per one-way trip for unaccompanied minor travel to address the administrative costs and the extra care necessary to safely transport these Customers. The Company also expects to continue to benefit from ancillary revenue opportunities created by Southwest’s Rapid Rewards frequent flyer program.

Southwest sells open priority boarding positions in the first 15 boarding positions within boarding group “A” systemwide at the gate for a $40 charge per flight based on availability (priority boarding positions in the first 15 boarding positions within boarding group “A”, when available, are already included in the purchase of a Business Select fare - see “Other Initiatives - Business Traveler Amenities” above), which provides another priority boarding choice for its Customers in addition to Southwest’s “Business Select” product and EarlyBird Check-In.
Southwest has a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. If a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure, all unused funds on the full itinerary will be forfeited, and the remaining reservation will be canceled. This policy does not apply to military fares, senior fares, or travel during certain irregular operations, including severe weather conditions. The No Show policy does not impact Customers who simply cancel a Wanna Get Away or DING! ® fare at least ten minutes prior to scheduled departure; in this case, Customers may reuse their funds toward future travel on Southwest, without a change fee. Customers who are traveling on a fully refundable itinerary that does not contain a Wanna Get Away or DING! fare have the option of either requesting a refund or holding funds for future travel. Southwest's intent with its No Show policy is to promote Customer behavior that will enable Southwest to re-sell the open seat prior to departure.
During 2014, AirTran charged fees for checked baggage, carriage of pets, liquor sales, advance seat assignments, call center services, priority seat selection, special services such as the transportation of unaccompanied minors, and extension or transfer of A+ Miles Rewards (in addition to fees for the purchase of A+ Miles Rewards).
Inflight WiFi and Entertainment
Southwest offers inflight satellite-based WiFi service on all of its 737-700 and 737-800 aircraft, representing approximately 80 percent of Southwest’s fleet. Southwest’s arrangement with its WiFi provider enables the Company to control the pricing of the WiFi service, which is currently $8 a day per device, including WiFi-enabled stops and connections. Southwest’s Customers with small portable electronic devices are able to utilize the airline’s onboard WiFi from gate-to-gate when travelling on a Southwest WiFi-enabled airplane. Southwest was the first carrier to offer gate-to-gate connectivity.
Southwest has grown the onboard entertainment options on WiFi-enabled aircraft for viewing on Customers’ personal wireless devices to include free access to Southwest’s live and on-demand television product. The television product currently consists of 19 live channels and up to 75 on-demand recorded episodes from popular television series. Due to licensing restrictions, free live TV may not be available onboard WiFi-enabled international flights.
Southwest also provides movies-on-demand, which are currently priced at $5 per movie and, in December 2013, became the first airline to offer a Messaging-only option for $2 a day per device, including all WiFi-enabled stops and connections. The Messaging service allows access to iMessage and pre-downloaded apps for Viber and WhatsApp.
Customers do not have to purchase WiFi to access television offerings, movies-on-demand, or the Messaging-only service.
Proactive Customer Communications
The Company’s Automated Outbound Messaging (“AOM”) service enables it to (i) proactively deliver customized automated voice, text, and e-mail messages to Southwest domestic Customers when there has been a change in their flight status as a result of a cancellation or flight delay (of 30 minutes or more), as well as potential disruptions to Southwest’s scheduled service; and (ii) give Southwest domestic Customers the option to connect to a Customer Representative or rebook online in the case of cancelled flights. Southwest domestic Customers who book their travel on southwest.com have the option to receive these notifications via telephone (landline or mobile), SMS (text message), or email. In addition to providing flight information to Southwest domestic Customers using their preferred contact method, if applicable, the Company directs Southwest domestic Customers to rebook their flights online via southwest.com/rebook. The AOM strategy is designed to increase proactive Customer outreach and accommodations, reduce Customer inconvenience, uphold regulatory requirements, mitigate costs, and provide a better overall travel experience. Customers with international reservations are able to sign up for text messaging and email alerts, via Southwest’s Flight Status Notification (“FSN”) service on southwest.com, when there has been a change in their flight status as a result of cancellation or flight delay (of 30 minutes or more). Through the Company’s coordinated technology initiatives, it expects to combine its AOM and FSN products into one streamlined messaging platform for domestic and international flight notifications.
Mobile App and Website and Mobile Boarding Passes
In 2014, Southwest released several updates to its mobile app and website, including the introduction of an updated homepage that allows Customers to quickly view information like flight status, boarding position, and gate information. Travel information is updated in the app beginning 24 hours prior to a flight allowing Customers to checkin and access their mobile boarding pass from the homepage. During 2014, Southwest also completed the rollout of its mobile boarding pass to all U.S. airports that Southwest serves. In addition, Southwest refreshed the look and feel of the app to align with the new visual expression of its brand discussed above under “Other Initiatives - New Livery and Branding and Aggressive Promotion of the Company’s Points of Differentiation from its Competitors.” Additional features and updates are expected in 2015 as mobile demand continues to grow.
Management Information Systems
The Company has continued its commitment to technology improvements to support its ongoing operations and initiatives. The Company has invested in significant technology necessary to support several of its initiatives, including (i) the implementation of connecting capabilities between the Southwest and AirTran reservation systems, which helped enable the Company to fully complete the process of integrating Southwest’s and AirTran’s network and operations, (ii) Southwest’s Rapid Rewards frequent flyer program, (iii) the continued incorporation of the Boeing 737-800 aircraft into the Company’s fleet, (iv) enhancements to the southwest.com website, (v) WiFi implementation and live television connectivity, and (vi) new reservation system technology to support Southwest's international itineraries. In addition, during 2014, the Company selected Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be delivered over a multi-year period.
The Company intends to continue to devote significant technology resources towards, among other things, (i) the development of new systems to improve both revenue management and network optimization capabilities, (ii) replacement of Southwest's existing domestic reservation system with the comprehensive Amadeus' Altéa reservations solution, and (iii) a new suite of operational tools that the Company expects will improve operational management.
Regulation
The airline industry is heavily regulated, especially by the federal government, and there are a significant number of governmental agencies and legislative bodies that have the ability to directly or indirectly affect the Company and/or the airline industry financially and/or operationally. Examples of regulations affecting the Company and/or the airline industry, imposed by several of these governmental agencies and legislative bodies, are discussed below.
Economic and Operational Regulation
Consumer Protection Regulation by the U.S. Department of Transportation
The U.S. Department of Transportation (the “DOT”) regulates aviation safety, as well as economic operating authority and consumer protection. The DOT may impose civil penalties on air carriers for violating its regulations.
To provide passenger transportation in the United States, a domestic airline is required to hold both a Certificate of Public Convenience & Necessity from the DOT and an Air Carrier Operating Certificate from the FAA, an agency within the DOT. A Certificate of Public Convenience & Necessity is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via codesharing with another airline. The DOT also has jurisdiction over international tariffs and pricing in certain markets. The DOT may revoke a certificate or exemption, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself.
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
Under the above-described authority, the DOT has adopted so-called “Passenger Protection Rules,” which address a wide variety of matters including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. Under the Passenger Protection Rules, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) assurances that no domestic flight will remain on the airport tarmac for more than three hours and that no international flight will remain on the tarmac at a U.S. airport for more than four hours, unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers, or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) an assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) an assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.
The Passenger Protection Rules also subject airlines to potential DOT enforcement action for unfair and deceptive practices in the event of chronically delayed domestic flights (i.e., domestic flights that operate at least ten times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). In addition, airlines are required to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; (iv) provide information to passengers on how to file complaints; and (v) respond in a timely and substantive fashion to consumer complaints. Airlines that violate the Passenger Protection Rules are subject to potential fines of up to $27,500 per occurrence or per passenger, the maximum allowed for violating any aviation consumer rule.
The Passenger Protection Rules also require airlines to (i) pay up to $1,300 in denied boarding compensation to passengers involuntarily bumped from flights; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.
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
In May 2014, the DOT issued a proposed rule that would further expand the Passenger Protection Rules. The DOT’s proposed rule would, among other things, require airlines to share with ticket agents fee information for “basic ancillary services,” including fees for a first checked bag, second checked bag, carry-on items, and advance seat selection. The Company is not able to predict the impact of such a requirement on its services, although the Company is likely to be affected to a lesser degree than most other airlines, which generally offer more ancillary products and services. The DOT may issue a final rule in this proceeding in 2015. The DOT has expressed its intent to aggressively investigate alleged violations of the Passenger Protection Rules. The DOT has also proposed rules to require airlines to report more information to the DOT on the amount and types of their ancillary fees. These proposals may be made final in 2015.
Aviation Taxes
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extended most commercial aviation taxes through September 30, 2015. Congress is expected to try to enact a new FAA reauthorization bill in 2015, which may make substantive changes with respect to aviation taxes (including, possibly, airport-assessed passenger facility charges) and/or FAA offices and programs that are financed through aviation tax revenue. Congress must either adopt a new FAA reauthorization bill or pass a “status quo” extension by October 1, 2015; otherwise, a lapse in the statutory authority could affect the airlines’ and passengers’ respective tax burdens, as well as impact the FAA’s ability to fund airport grants and regulate the airline industry.
In addition to FAA-related taxes, there are additional federal taxes related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. However, in an effort to reduce the federal deficit and generate more government revenue, Congress approved legislation in December 2013 to generate more net federal revenue by (i) increasing the Transportation Security Fee paid by passengers from $2.50 per passenger segment to $5.60 per one-way passenger trip, effective July 2014; and (ii) eliminating a duplicative security fee paid by airlines directly, called the Aviation Security Infrastructure Fee, effective October 2014. In December 2014, Congress capped the Transportation Security Fee at $11.20 per round-trip.
In 2015, Congress may consider comprehensive tax reform legislation, which could result in a lower corporate tax rate and the elimination of certain tax deductions and preferences, as well as separate legislation that could increase one or more of the passenger-paid fees used to support the operations of U.S. Customs and Border Protection (“CBP”). Grants to airports and/or airport bond financing may also be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.
The Wright Amendment
Section 29 of the International Air Transportation Competition Act of 1979, as amended (commonly known as the “Wright Amendment”), prohibited the carriage of nonstop and through passengers on commercial flights between Dallas Love Field and all states outside of Texas, with the exception of the following states (the “Wright Amendment States”): Alabama, Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, and Oklahoma. Originally, the Wright Amendment permitted an airline to offer flights between Dallas Love Field and the Wright Amendment States only to the extent the airline did not offer or provide any through service or ticketing with another air carrier at Dallas Love Field and did not market service to or from Dallas Love Field and any point outside of a Wright Amendment State. In other words, a Customer could not purchase a single ticket between Dallas Love Field and any destination other than a Wright Amendment State. These restrictions did not apply to flights operated with aircraft having 56 or fewer passenger seats. The Wright Amendment also did not restrict the Company’s intrastate Texas flights or its air service to or from points other than Dallas Love Field.
In 2006, the Company entered into an agreement with the City of Dallas, the City of Fort Worth, American Airlines, Inc., and the DFW International Airport Board, pursuant to which the five parties sought enactment of legislation to amend the Wright Amendment. Congress responded by passing the Wright Amendment Reform Act of 2006, which immediately repealed the original through service and ticketing restrictions by allowing the purchase of a single ticket between Dallas Love Field and any destination (while still requiring the Customer to make a stop in a Wright Amendment State), and reduced the maximum number of gates available for commercial air service at Dallas Love Field from 32 to 20. The Wright Amendment Reform Act also provided for the repeal, on October 13, 2014, of the Wright Amendment federal flight restrictions at Dallas Love Field, for travel to destinations within the 50 States and to the District of Columbia. Accordingly, the Company became, and remains, authorized to fly to any U.S. destination from Dallas Love Field unless such destination is restricted or otherwise limited by law. Nonstop international service to or from Dallas Love Field will continue to be prohibited. The Company currently operates out of 16 gates it leases at Dallas Love Field. As discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in January 2015, the Company announced a long-term sublease agreement that will transfer usage of two additional gates, giving the Company 18 gates at Dallas Love Field.
Operational, Safety, and Health Regulation
The FAA has the authority to regulate safety aspects of civil aviation operations. Specifically, the Company and its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the FAA regulations.

To address compliance with its regulations, the FAA requires airlines to obtain an Air Carrier Operating Certificate and other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
In January 2014, a new FAA rule went into effect amending the FAA’s flight, duty, and rest regulations. Among other things, the rule requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. The rule may reduce the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.
Security Regulation
Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks. Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company’s operations, costs, and Customer experience. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight program. Secure Flight requires airlines to collect a passenger’s full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA has also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security, including physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers.
Since November 2013, the Company, in conjunction with the TSA and CBP, has participated in TSA PreCheck™, a pre-screening initiative that allows a select group of low risk passengers the ability to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports that the Company serves for screening benefits, which include leaving on shoes, light outerwear, and belts, as well as leaving laptops and compliant liquids in carryon bags.
The Company also participates in the TSA Known Crewmember® program, which is a risk-based screening system that enables TSA security officers to positively verify the identity and employment status of flight-crew members. The program expedites flight crew member access to sterile areas of airports.
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
The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization (the “ICAO”) are considering legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, the Environmental Protection Agency (the “EPA”) announced in September 2014 that it will propose an endangerment finding for greenhouse gas emissions from aircraft sometime in 2015. The EPA would be required under the Clean Air Act to regulate greenhouse gases from aircraft if it determines the emissions endanger public health or the environment. In addition, along with its proposed endangerment finding, the EPA said that it will also issue an advance notice of proposed rulemaking summarizing international efforts to regulate aircraft emissions. The ICAO could adopt a carbon dioxide standard for aircraft by 2016 and possibly a larger international framework for aviation emissions as world governments continue to negotiate a new global climate accord. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
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
International Regulation
All international air service is subject to certain federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The Company has obtained the necessary economic authority from the DOT, as well as FAA approvals, to conduct operations, under certain circumstances, to points outside of the continental United States. To the extent the Company seeks to serve additional foreign destinations in the future, it will be required to obtain necessary authority from the DOT and approvals from the FAA, as well as any applicable foreign government or other authority.
Moreover, CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the Company expands its international flight offerings, CBP requirements and resources will become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign “preclearance” locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient quantities at those airports to effectively process and inspect arriving international passengers and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company will make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
Insurance
The Company carries insurance of types customary in the airline industry and in amounts deemed adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company’s credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company currently carries a cyber-security insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties or from certain system failures.
Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has in the past provided war-risk insurance coverage to commercial carriers, including for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. However, since the government-provided supplemental coverage from the Wartime Act was set to expire on September 30, 2014, the Company proactively canceled its government provided war-risk insurance coverage on May 15, 2014, and effective the same date, purchased comparable coverage via the commercial insurance marketplace. Although the Company was able to purchase comparable coverage via the commercial insurance marketplace, available commercial insurance in the future could be more expensive and/or have material differences in coverage than is currently provided and may not be adequate to protect the Company's risk of loss from future acts of terrorism.
Competition
Competition within the airline industry is intense and highly unpredictable, and Southwest currently competes with other airlines on virtually all of Southwest's scheduled routes. As a result of improved economic conditions and an increased focus by airlines on costs, the airline industry has become increasingly competitive in recent years with healthier financial condition and improved profitability.
Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, frequent flyer programs, and schedules; and (iii) customer service, comfort, and amenities. Southwest also competes for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, United Airlines, and US Airways. In 2013, the parent company of American Airlines emerged from bankruptcy and merged with US Airways Group, Inc. The merged entity is the parent company of the following operating carriers: American Airlines, American Eagle Airlines (branded as Envoy beginning in 2014), US Airways, US Airways Shuttle, and US Airways Express. The DOT defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 15 passenger airlines offering scheduled service, including Southwest, meeting this standard.
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, multiple airlines have been able to reduce fares because they have been able to lower their operating costs as a result of reorganization within and outside of bankruptcy. Further, some of the Company’s competitors have continued to grow and modernize their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares. These factors can reduce the pricing power of the Company and the airline industry as a whole.
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling Southwest to continue to charge low fares. The Company also believes it has gained a competitive advantage by differentiating Southwest from all of its major competitors by not charging additional fees for items such as first and second checked bags, flight changes, seat selection, fuel surcharges, snacks, curb-side checkin, and telephone reservations.
Routes, Frequent Flyer Programs, and Schedules
The Company also competes with other airlines based on markets served, frequent flyer opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, codesharing, and capacity purchase agreements, which increase the airlines’ opportunities to expand their route offerings. For example, an alliance or codesharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or codesharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Alliance and codesharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable Southwest to offer additional itineraries. In addition, the Company’s acquisition of AirTran enabled the Company to (i) expand its presence in key markets Southwest already served, (ii) grow the Company’s presence in key markets Southwest did not previously serve, (iii) extend service to smaller domestic cities Southwest did not previously serve, and (iv) provide access to the Commonwealth of Puerto Rico and key near-international markets in the Caribbean and Mexico.
Customer Service, Comfort, and Amenities
Southwest also competes with other airlines in areas of Customer Service such as ontime performance, passenger amenities, flight equipment type, and comfort. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. Some airlines have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and related amenities. Additionally, some major U.S. airlines have announced plans to add a significant number of new aircraft to their fleets. Such efforts could provide cost benefits to these airlines through fleet simplification, improved fuel efficiencies, and lower maintenance costs. Additionally, such new aircraft could have newer and different passenger amenities than those contained in the Company’s existing fleet. The Company is addressing this competitive factor with its fleet modernization initiatives, which are discussed above under “Operating Strategies and Initiatives - Fleet Modernization” and “Operating Strategies and Initiatives - Continued Incorporation of the Larger Boeing 737-800 into the Southwest Fleet.”
Other Forms of Competition
The airline industry is subject to varying degrees of competition from surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly, or when gasoline prices are lower, making surface transportation a less expensive option. Because of the relatively high percentage of short-haul travel provided by Southwest, it is particularly exposed to competition from surface transportation in these instances. The airline industry is also subject to competition from alternatives to travel such as videoconferencing and the Internet, which can increase in the event of travel inconveniences and economic downturns. The Company is subject to the risk that air travel inconveniences and economic downturns may, in some cases, result in permanent changes to consumer behavior in favor of surface transportation and electronic communications.
Seasonality
The Company’s business is seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company’s results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company’s quarterly operating results are not necessarily indicative of operating results for the entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2014, the Company had 46,278 active fulltime equivalent Employees, consisting of 20,013 flight, 2,632 maintenance, 15,739 ground, Customer, and fleet service, and 7,894 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Following the AirTran acquisition, the various Company labor groups were covered by 18 different collective-bargaining agreements (“CBAs”). AirTran Employees in certain labor groups have fully transitioned to Southwest Employees under a single contract. The following table sets forth the Company’s Employee groups and the status of the respective CBAs as of December 31, 2014:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	7,500	Southwest Airlines Pilots’ Association (“SWAPA”)	In negotiations
Southwest Flight Attendants	11,850	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	10,000	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	In negotiations
Southwest Customer Service Agents, Customer Representatives	5,800	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2018
Southwest Material Specialists (formerly known as Stock Clerks)	250	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	In negotiations
Southwest Mechanics	2,100	Aircraft Mechanics Fraternal Association (“AMFA”)	In negotiations
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable February 2017
Southwest Facilities Maintenance Technicians	40	AMFA	In negotiations
Southwest Dispatchers	250	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable November 2015
Southwest Flight Simulator Technicians	30	International Brotherhood of Teamsters (“IBT”)	Amendable October 2015
Southwest Flight Crew Training Instructors	70	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2015
Southwest Meteorologists	6	TWU 550	In November 2014, the Southwest Meteorologists voted in favor of union representation.
AirTran Flight Attendants	350	Association of Flight Attendants-CWA (“AFA”)	The parties have negotiated an interim collective bargaining agreement to be effective until affected former AirTran Employees complete Southwest training and become Southwest Flight Attendants.

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
The airline industry is particularly sensitive to changes in economic conditions; in the event of unfavorable economic conditions or economic uncertainty, the Company’s results of operations could be negatively affected, which could require the Company to adjust its business strategies.
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions have also historically hampered the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Although the U.S. economy has experienced a moderate recovery since emerging from a recession in 2009, any future U.S. or global economic uncertainty could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.
The Company’s business has been significantly impacted by high and/or volatile fuel prices and the Company’s operations are subject to disruption based on the timely supply of fuel; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel price increases and fuel price volatility and availability.
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 32 percent of the Company’s operating expenses for 2014. Although the cost of fuel has declined in recent months, it continues to be unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.
The Company’s ability to effectively address fuel price increases can be limited by its ability to increase fares, which can be difficult in challenging economic environments when low fares are often used to stimulate traffic. The ability to increase fares can also be limited by factors such as the historical low-fare reputation of Southwest, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.
The Company attempts to manage its risk associated with changing jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, because energy prices can fluctuate significantly in a relatively short amount of time, and due to the fact that the Company uses a variety of different derivative instruments and at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and could in fact result in additional volatility in the Company’s earnings. The Company is also subject to the risk that cash collateral may be required to be posted to fuel hedge counterparties, which could have a significant impact on the Company’s financial position and liquidity.
In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards, which could create additional earnings volatility. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, are likely to continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices.
The Company’s fuel hedging arrangements and the various potential impacts of hedge accounting on the Company’s financial position, cash flows, and results of operations are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and in Note 1 and Note 10 to the Consolidated Financial Statements.
The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company’s operations, and could ultimately cause the cancellation of flights and/or the inability of the Company to provide service to a particular airport.
The Company’s low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company’s ability to control its costs.
The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled Southwest to historically offer low fares, drive traffic volume, and grow market share. The Company’s low-cost structure has become increasingly important as a result of the Company’s decision to limit capacity growth in recent years in response to high fuel prices and uncertain economic conditions. While the Company has in the past at times been able to cover increasing costs through growth, the combination of capacity control and increasing costs in recent years has contributed to an increase in the Company’s costs per available seat mile.
The Company has limited control over fuel and labor costs, as well as other costs such as regulatory compliance costs. Jet fuel and oil constituted approximately 32 percent of the Company’s operating expenses during 2014, and the cost of fuel is subject to the external factors discussed in the second Risk Factor above. Salaries, wages, and benefits constituted approximately 33 percent of the Company’s operating expenses during 2014. The Company’s ability to control labor costs is limited by the terms of its CBAs, and increased labor costs have negatively impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, has had pay scale increases as a result of contractual rate increases. Furthermore, as indicated above under “Business-Employees,” the majority of Southwest’s unionized Employees, including its Pilots, Mechanics, Ramp, Operations, Provisioning, and Freight Agents, Flight Attendants, Material Specialists, and Facilities Maintenance Technicians are in unions currently in negotiations for labor agreements, which could continue to put pressure on the Company’s labor costs. In addition, the Company anticipates that the combination of the various Southwest and AirTran labor contracts and frontline workforces will increase labor costs over their historical levels. As discussed above under “Business-Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Additionally, when other airlines reduce their capacity, airport costs are then allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under “Business-Insurance,” the Company carries insurance of types customary in the airline industry and, in the past, has also been provided supplemental, first-party, war-risk insurance coverage by the federal government. Since the government-provided supplemental coverage from the Wartime Act was set to expire on September 30, 2014, the Company proactively canceled its government provided war-risk insurance coverage on May 15, 2014, and effective the same date, purchased comparable coverage via the commercial insurance marketplace. Although the Company was able to purchase comparable coverage via the commercial insurance marketplace, available commercial insurance in the future could be more expensive and/or have material differences in coverage than is currently provided and may not be adequate to protect against the Company's risk of loss from future acts of terrorism. In addition, an accident or other incident involving Southwest aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage over many of its airline competitors. Some of the Company’s competitors have achieved substantially lower employee pay scales through bankruptcy than the Company. Additionally, in recent years, in response to high fuel prices and economic uncertainty, some of the Company’s competitors implemented additional efficiency and cost reduction measures, such as capacity cuts and headcount reductions, which have reduced the Company’s cost advantage. Further, other competitors have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile. In addition, some competitors have announced plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies, and lower maintenance costs. Some of the Company’s competitors have taken advantage of reorganization in bankruptcy, and even the threat of bankruptcy, not only to lower employee pay scales, but also to decrease operating costs through renegotiated supply and financing agreements. In addition, some airlines have consolidated and reported significant expected cost synergies.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure or disruption in the Company’s information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations. In addition, technology is critical to the success of the Company’s strategic initiatives. In recent years the Company has been committed to technology improvements to support its ongoing operations and initiatives and, as discussed above under “Business - Management Information Systems,” the Company has invested in significant technology changes to support its initiatives. For example, during 2014, the Company selected Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be delivered over a multi-year period. The Company intends to continue to devote significant technology resources towards, among other things, (i) the development of new systems to improve both revenue management and network optimization capabilities, (ii) replacement of Southwest's existing domestic reservation system with the comprehensive Amadeus' Altéa reservations solution, and (iii) a new suite of operational tools that the Company expects will improve operational management.
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
In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to international operations. In addition, the Company’s systems may require modification to enable the Company to comply with changing regulatory requirements. For example, in connection with the increase to the Transportation Security Fee discussed above under “Regulation - Aviation Taxes,” modifications and refinements to the Company’s systems were required in connection with both the July 2014 implementation of the Transportation Security Fee increase and amendments to this increase in December 2014. In addition, software was developed for Pilot scheduling in response to the DOT’s and FAA’s flight, duty, and rest regulations that went into effect in January 2014. Modifications and refinements to the Company’s systems have been and are expected to continue to be expensive to implement and may divert management’s attention from other key initiatives. In addition, the Company’s operations could be adversely affected, or it could face imposition of regulatory penalties, if it is unable to timely or effectively modify its systems as necessary.
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
The airline business is labor intensive. Salaries, wages, and benefits represented approximately 33 percent of the Company’s operating expenses for the year ended December 31, 2014. In addition, as of December 31, 2014, approximately 83 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives. However, as indicated above under “Business-Employees,” the majority of Southwest’s unionized Employees, including its Pilots; Mechanics; Ramp, Operations, Provisioning, and Freight Agents; Flight Attendants; Material Specialists; and Facilities Maintenance Technicians, are in unions currently in negotiations for labor agreements, which could continue to put pressure on the Company’s labor costs. Increasing labor costs, whether or not combined with curtailed growth, could negatively impact the Company’s competitive position.
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
The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or if Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, currently outweigh the risks associated with its single aircraft supplier strategy. To enable Southwest to sustain the benefits associated with operating a single aircraft type, in July 2012 the Company entered into an agreement with

Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran’s Boeing 717-200 aircraft to Delta. Deliveries to Delta began in September 2013 at the rate of approximately three aircraft per month. As of December 31, 2014, all 88 of AirTran’s Boeing 717-200 aircraft had been removed from service and 52 had been delivered to Delta. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.
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
Southwest has historically been regarded as a growth airline; however, less than satisfactory returns on capital caused by the combination of a difficult economic environment and growing jet fuel costs led to the Company’s decision to limit organic growth in recent years. In addition, organic growth has become increasingly difficult, because (i) the number of opportunities for domestic expansion has declined; (ii) the Company's international network is small and not yet developed; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company has become increasingly reliant on the success of revenue initiatives to help offset increasing costs and to continue to improve Customer Service. The timely and effective implementation of these initiatives has involved, and will continue to involve, significant investments by the Company of time and money and could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its initiatives against the need to effectively control costs; and (iii) the Company’s dependence on third parties to assist with implementation of its initiatives. The Company cannot ensure the timing of implementation of certain of its initiatives or that they will be successful or profitable either over the short or long-term.
Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively affect the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.
During the recession in 2009, the Company’s credit ratings were pressured by weak industry revenue and an extraordinarily volatile fuel price environment. While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively affect (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade could subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail below under “Quantitative and Qualitative Disclosures About Market Risk.”

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
Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The air traffic control system, which is operated by the FAA, could continue to face airspace and/or airport congestion challenges in the future, which could limit the Company’s opportunities for growth. As discussed above under “Business - Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s initiatives and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on airport gate capacity or use of other airport facilities;

•	limitations on route authorities;

•	actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	actions and decisions that create difficulties in obtaining operating permits and approvals;

•	changes to environmental regulations;

•	new or increased taxes or fees, such as the July 2014 increased Transportation Security Fee discussed above under “Regulation - Aviation Taxes”;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•
changes in laws that increase costs for safety, security, compliance, or other Customer Service standards, such as the FAA regulations with respect to Pilot flight/duty time limitations and rest requirements discussed above under “Business - Regulation”;

•	changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;

•	changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares; and

•	the adoption of more restrictive locally-imposed noise regulations.
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

The airline industry is affected by many conditions that are beyond its control, which can impact the Company’s business strategies and results of operations.
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
As the Company expands its international flight offerings, the U.S. Customs and Border Protection (“CBP”) will become an increasingly important federal agency. CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company will make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
International flying requires the Company to modify certain processes, as the airport environment is dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, local operating requirements, and cultural preferences. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional foreign destinations in the future, it will be required to obtain necessary authority from the DOT and approvals from the FAA, as well as any applicable foreign government or other authority.
The Company’s expansion of its operations into non-U.S. jurisdictions also expands the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. law. Furthermore, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company’s Employees, contractors, or agents or other intermediaries, could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company’s policies, could have an adverse effect on the Company’s reputation and/or its results of operations.
AirTran is currently subject to pending antitrust litigation, and if judgment were to be rendered against AirTran in the litigation, such judgment could adversely affect the Company’s operating results.
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. On May 14, 2014, the Court referred the sanctions dispute to a special master, the special master has issued a series of reports and recommendations, and plaintiffs and Delta have submitted objections to the special master’s report and recommendations. While AirTran has denied all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty. Regardless of its merit, this litigation and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in this or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.
The application of the acquisition method of accounting resulted in the Company recording a significant amount of goodwill in connection with the acquisition of AirTran, which could result in significant future impairment charges and negatively affect the Company’s financial results.
In accordance with applicable acquisition accounting rules, the Company recorded goodwill on its Consolidated Balance Sheet to the extent the AirTran acquisition purchase price exceeded the net fair value of AirTran’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Future impairment of Goodwill could be recorded in the Company's results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) significantly higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results. See Note 1 to the Consolidated Financial Statements for further information.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 665 Boeing 737 aircraft as of December 31, 2014, of which 98 and 14 were under operating and capital leases, respectively. The following table details information on the 665 aircraft as of December 31, 2014:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (1)	Number Leased
717-200 (2)	117	—	—	—	—
737-300	137 or 143	21	120	76	44
737-500	122	23	13	10	3
737-700	143	10	447	389	58
737-800	175	1	85	78	7
Totals			665	553	112

(1)	As discussed further in Note 6 to the Consolidated Financial Statements, 163 of the Company's aircraft were pledged as collateral as of December 31, 2014.

(2)	The Company removed 36 B717s from service which were awaiting conversion at December 31, 2014.

As of December 31, 2014, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2015	—		19	—	16	—	—		—	35
2016	31		—	11	4	—	—		—	46
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	19	35	20	30	170	(2)	191	521

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.
Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor,

Chicago Midway, Hartsfield-Jackson Atlanta International Airport and Orlando International Airport), its flight training center at Dallas Love Field (which houses ten 737 simulators), and its main corporate headquarters building, also located at Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. During 2013 the Company completed construction of a new, owned, energy-efficient, modern building designed to house certain operational and training functions, including its 24-hour operations. This additional headquarters building is located across the street from the Company’s current headquarters building on land owned by the Company.
As part of the Company's expansion of international service, the Company has agreed with the City of Houston (“City”) to expand the existing Houston Hobby airport facility. Pursuant to the agreement, the Company and the City have entered into an Airport Use and Lease Agreement to control the execution of this expansion and the financial terms thereof. This project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing area. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
The Company has also agreed with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport’s Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Construction is expected to begin in mid to late 2015. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
In March 2013, the Company executed a lease agreement with Los Angeles World Airports, which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company will oversee and manage the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project. Construction on the project began during fourth quarter 2014. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas’ behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. New ticketing and checkin areas opened during fourth quarter 2012, 12 new gates and new concessions opened in 2013, and the remaining gates opened during October 2014. The majority of the project had been completed as of December 31, 2014, and consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. The LFMP is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
As of December 31, 2014, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company’s annual aircraft maintenance costs.

Item 3. Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court has suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. On May 14, 2014, the Court referred the sanctions dispute to a special master, the special master has issued a series of reports and recommendations, and plaintiffs and Delta have submitted objections to the special master’s report and recommendations.  AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.
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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2015.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	59
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	54
Jeff Lamb	Executive Vice President & Chief People & Administrative Officer	52
Ron Ricks	Executive Vice President & Chief Legal & Regulatory Officer	65
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	53
Tammy Romo	Senior Vice President Finance & Chief Financial Officer	52
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

Period	Dividend	High	Low
2014
1st Quarter	$0.04000	$24.17	$18.78
2nd Quarter	0.06000	27.70	22.35
3rd Quarter	0.06000	35.49	25.86
4th Quarter	0.06000	43.19	28.40
2013
1st Quarter	$0.01000	$13.58	$10.36
2nd Quarter	0.04000	14.56	12.45
3rd Quarter	0.04000	14.82	12.58
4th Quarter	0.04000	19.00	14.48

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 30, 2015, there were approximately 13,762 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2014, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2009, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Southwest Airlines Co.	$100	$114	$75	$90	$167	$377
S&P 500	$100	$115	$117	$136	$179	$204
NYSE ARCA Airline	$100	$141	$98	$135	$214	$320

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2014 through October 31, 2014	1,107,489	$—	(2)	1,107,489	$580,356,300
November 1, 2014 through November 30, 2014	3,810,008	$—	(3)	3,810,008	$380,356,300	(3)
December 1, 2014 through December 31, 2014	—	$—		—	$380,356,300
Total	4,917,497			4,917,497

(1)
In May 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or in accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2014 ("Third Quarter ASR Program"), the Company paid $200 million and received an initial delivery of 5,040,323 shares during third quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program based on a price of $29.76 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on August 15, 2014. Final settlement of this Third Quarter ASR Program occurred in October 2014 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2014. Upon settlement, the third party financial institution delivered 1,107,489 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,147,812 shares repurchased under the Third Quarter ASR Program, upon completion of the Third Quarter ASR Program in October 2014, was $32.53.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2014 ("Fourth Quarter ASR Program"), the Company paid $200 million and received an initial delivery of 3,810,008 shares during fourth quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter ASR Program based on a price of $39.37 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on November 11, 2014. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period to be completed in first quarter 2015. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2014, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. This financial information includes the operations of AirTran since the May 2, 2011, acquisition date. Any financial information presented prior to that date includes only the operations of Southwest unless otherwise indicated. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2014	2013	2012	2011	2010
Financial Data (in millions, except per share amounts):
Operating revenues	$18,605	$17,699	$17,088	$15,658	$12,104
Operating expenses	16,380	16,421	16,465	14,965	11,116
Operating income	2,225	1,278	623	693	988
Other expenses (income) net	409	69	(62)	370	243
Income before taxes	1,816	1,209	685	323	745
Provision for income taxes	680	455	264	145	286
Net income	$1,136	$754	$421	$178	$459
Net income per share, basic	$1.65	$1.06	$0.56	$0.23	$0.62
Net income per share, diluted	$1.64	$1.05	$0.56	$0.23	$0.61
Cash dividends per common share	$0.2200	$0.1300	$0.0345	$0.0180	$0.0180
Total assets at period-end	$20,200	$19,345	$18,596	$18,068	$15,463
Long-term obligations at period-end	$2,434	$2,191	$2,883	$3,107	$2,875
Stockholders’ equity at period-end	$6,775	$7,336	$6,992	$6,877	$6,237
Operating Data:
Revenue passengers carried	110,496,912	108,075,976	109,346,509	103,973,759	88,191,322
Enplaned passengers	135,767,188	133,155,030	133,978,100	127,551,012	106,227,521
Revenue passenger miles (RPMs) (000s) (1)	108,035,133	104,348,216	102,874,979	97,582,530	78,046,967
Available seat miles (ASMs) (000s) (2)	131,003,957	130,344,072	128,137,110	120,578,736	98,437,092
Load factor (3)	82.5%	80.1%	80.3%	80.9%	79.3%
Average length of passenger haul (miles)	978	966	941	939	885
Average aircraft stage length (miles)	721	703	693	679	648
Trips flown	1,255,502	1,312,785	1,361,558	1,317,977	1,114,451
Average passenger fare	$159.80	$154.72	$147.17	$141.90	$130.27
Passenger revenue yield per RPM (cents) (4)	16.34	16.02	15.64	15.12	14.72
Operating revenue per ASM (cents) (5)	14.20	13.58	13.34	12.99	12.30
Passenger revenue per ASM (cents) (6)	13.48	12.83	12.56	12.24	11.67
Operating expenses per ASM (cents) (7)	12.50	12.60	12.85	12.41	11.29
Operating expenses per ASM, excluding fuel (cents)	8.46	8.18	8.07	7.73	7.61
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.19	8.01	7.98	7.65	7.45
Fuel costs per gallon, including fuel tax	$2.93	$3.16	$3.30	$3.19	$2.51
Fuel costs per gallon, including fuel tax, economic	$2.92	$3.12	$3.28	$3.19	$2.39
Fuel consumed, in gallons (millions)	1,801	1,818	1,847	1,764	1,437
Active fulltime equivalent Employees	46,278	44,831	45,861	45,392	34,901
Aircraft at end of period (8)	665	681	694	698	548

(1)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as “traffic,” which is a measure of demand for a given period.

(2)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as “capacity,” which is a measure of the space available to carry passengers in a given period.

(3)	Revenue passenger miles divided by available seat miles.

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

(8)	Aircraft in the Company's fleet at end of period, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent
	2014	2013	Change
Fuel and oil expense, unhedged	$5,321	$5,645
Add (Deduct): Fuel hedge losses (gains) included in Fuel and oil expense	(28)	118
Fuel and oil expense, as reported	$5,293	$5,763
Deduct: Net impact from fuel contracts	(28)	(84)
Fuel and oil expense, non-GAAP	$5,265	$5,679	(7.3)%

Total operating expenses, as reported	$16,380	$16,421
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(4)	3
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(24)	(87)
Deduct: Acquisition and integration costs	(126)	(86)
Deduct: Labor ratification bonus	(9)	—
Total operating expenses, non-GAAP	$16,217	$16,251	(0.2)%

Operating income, as reported	$2,225	$1,278
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	4	(3)
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	24	87
Add: Acquisition and integration costs	126	86
Add: Labor ratification bonus	9	—
Operating income, non-GAAP	$2,388	$1,448	64.9%

Net income, as reported	$1,136	$754
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	251	(103)
Add: Ineffectiveness from fuel hedges settling in future periods	5	11
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	24	87
Income tax impact of fuel contracts	(104)	2
Add: Acquisition and integration costs (a)	79	54
Add: Labor ratification bonus (a)	6	—
Net income, non-GAAP	$1,397	$805	73.5%

Net income per share, diluted, as reported	$1.64	$1.05
Add: Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.25	—
Add: Impact of special items, net (a)	0.12	0.07
Net income per share, diluted, non-GAAP	$2.01	$1.12	79.5%

Operating expenses per ASM (Cents)	12.50 ¢	12.60 ¢
Deduct: Fuel expense divided by ASMs	(4.04)	(4.42)
Deduct: Impact of special items	(0.10)	(0.07)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.36 ¢	8.11 ¢	3.1%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operating Income, as reported	$2,225	$1,278	$623
Add: Net impact from fuel contracts	28	84	32
Add: Acquisition and integration costs	126	86	183
Add: Labor ratification bonus	9	—	—
Operating Income, non-GAAP	$2,388	$1,448	$838
Net adjustment for aircraft leases (1)	133	143	117
Adjustment for fuel hedge premium expense	(62)	(60)	(36)
Adjusted Operating Income, non-GAAP	$2,459	$1,531	$919

Average invested capital (2)	$11,470	$11,664	$12,580
Equity adjustment for hedge accounting	104	50	145
Adjusted average invested capital	$11,574	$11,714	$12,725

ROIC, pre-tax	21.2%	13.1%	7.2%

(1) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft).
(2) Average Invested Capital is an average of the five most recent quarter end balances of debt, net present value of aircraft leases, and equity adjusted for hedge accounting.

Note Regarding Use of Non-GAAP Financial Measures

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges the Company believes are not indicative of its ongoing operational performance.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as "excluding special items," as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company’s acquisition and integration of AirTran and collective bargaining contract ratification bonuses. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred substantial charges associated with integration of the two companies. Given that the AirTran integration process had been effectively completed as of December 31, 2014, the Company does not anticipate significant future integration expenditure requirements. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

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

YEAR IN REVIEW

For the 42nd consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2014 and 2013 as follows:

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2014	2013	Percent Change
Operating income	$2,225	$1,278	74.1
Net income	$1,136	$754	50.7
Net income per share, diluted	$1.64	$1.05	56.2

Non-GAAP
Operating income	$2,388	$1,448	64.9
Net income	$1,397	$805	73.5
Net income per share, diluted	$2.01	$1.12	79.5
See the previous Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Year ended December 31, 2014 net income was a Company record $1.1 billion, or $1.64 per diluted share, a 50.7 percent increase year-over-year. This increase primarily was due to a 5.1 percent increase in Operating revenues, driven by strong demand for air travel and successful execution of the Company's strategic initiatives. Operating expenses remained relatively flat, also as a result of benefits from the Company's strategic initiatives and from lower fuel prices, which offset an increase in Salaries, Wages, and Benefits expense driven by the Company's record Employee Profitsharing expense of $355 million. Excluding special items in both years, which consisted primarily of Acquisition and integration costs associated with the AirTran acquisition and unrealized non-cash adjustments and reclassifications associated with hedge accounting, non-GAAP Net income was a record $1.4 billion, or $2.01 per diluted share, a 73.5 percent increase year-over-year. Year ended December 31, 2014 Operating income was $2.2 billion and non-GAAP

Operating income was $2.4 billion. Both GAAP and non-GAAP annual Operating income results for 2014 were Company records and significantly surpassed the prior year performance.

During 2014, the Company continued to return significant value to its Shareholders through four separate accelerated share repurchase programs, the buyback of its common shares on the open market, and $139 million in dividend payments. See Part II, Item 5 for further information on the Company's share repurchase authorization.

For the twelve months ended December 31, 2014, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 21.2 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represented a significant increase compared with the Company's ROIC of 13.1 percent for the twelve months ended December 31, 2013. The increase in ROIC was achieved primarily through successful execution of the Company's strategic initiatives and declining fuel prices, especially during the second half of 2014.

The integration of AirTran
The Company's over three year long integration of Southwest's and AirTran's networks, fleets, systems, and People, was effectively completed in December 2014. AirTran's final passenger service occurred on December 28, 2014. The acquisition of AirTran in 2011 served to increase the Company’s fleet size and expand its network into key U.S. markets, such as Atlanta and Washington, D.C. As a result of the acquisition, the Company estimates it achieved approximately $500 million in net, pre-tax synergies during 2014 (excluding acquisition and integration expenses). In addition, the acquisition also aided the Company's expansion into near-international locations, such as the Caribbean and Mexico, which led to the historic launch of Southwest international service during second quarter 2014, and marked a significant achievement in the integration process. As of December 31, 2014, all 52 AirTran 737-700 aircraft either have been converted to the Southwest livery or have entered the conversion process and are expected to enter Southwest service during first quarter 2015.

Fleet modernization
The Company is scheduled to be the launch customer for Boeing’s new, more fuel-efficient 737 MAX 8 aircraft, which is expected to enter service in 2017. The 737 MAX 8 is expected to reduce fuel burn and CO2 emissions 20 percent, compared with the original Next-Generation 737s when they first entered service. Southwest is also scheduled to be the launch customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. Currently the Company has firm orders in place for 170 MAX 8 aircraft and 30 MAX 7 aircraft. During 2014, the Company retired five Classic (three 737-300 and two 737-500) aircraft from its fleet and intends to continue to replace these aircraft as well as the 717-200 aircraft through its current order book with Boeing and through the purchase and lease of additional pre-owned 737-700 aircraft from third parties. Following AirTran's final passenger service on December 28, 2014, the Company removed all remaining Boeing 717-200 aircraft from service. As of December 31, 2014, 52 of AirTran's 88 Boeing 717-200 aircraft had been delivered to Delta pursuant to a lease/sublease agreement and 36 717-200 aircraft were undergoing or awaiting conversion in preparation for delivery to Delta. See Note 7 to the Consolidated Financial Statements for further information.

The continued incorporation of a larger aircraft, the Boeing 737-800, into Southwest’s fleet
To further support its fleet modernization efforts, the Company received a total of 33 Boeing 737-800s during 2014. As of December 31, 2014, the Company's fleet included 85 737-800s. The Boeing 737-800 (i) is better suited for certain potential new destinations, including near-international locations, (ii) provides the Company with the opportunity to generate additional revenue by replacing current aircraft on specified routes and locations that are restricted due to space constraints or slot controls, and (iii) operates at a lower unit cost than other aircraft in the Company’s existing fleet.

International Capabilities and New Reservation System
The Company launched Southwest's international service on July 1, 2014, with its inaugural flights to three Caribbean destinations, Aruba, Nassau, and Montego Bay, followed by service to Cabo San Lucas/Los Cabos and Cancun which commenced on August 10, 2014, and service to the two remaining AirTran international destinations, Mexico City and Punta Cana, which commenced on November 2, 2014. During third quarter 2014, the Company filed an application with the U.S. Department of Transportation to add its first destination in Central America with daily roundtrip service between Baltimore/Washington Thurgood Marshall International Airport (BWI) and Juan Santamaria International Airport (SJO) in San Jose, Costa Rica, beginning March 7, 2015. In addition, during fourth quarter 2014, the Company filed applications with the U.S. Department of Transportation to provide daily, nonstop service between John Wayne Airport, Orange County (SNA) and Licenciado Gustavo Diaz Ordaz International Airport (PVR) in Puerto Vallarta, Mexico, beginning June 7, 2015, as well as daily nonstop service between Houston's William P. Hobby Airport and Philip S. W. Goldson International Airport in Belize City, Belize beginning in October 2015. The service to Belize, as well as additional service to San Jose, Costa Rica and four destinations in Mexico (Cancun, Cabo San Lucas/Los Cabos, Puerto Vallarta, and Mexico City), is anticipated to be served from the Company's expected opening of a new five-gate international terminal with international passenger processing facilities at Houston Hobby airport, which is expected to be completed during the second half of 2015. See Note 4 to the Consolidated Financial Statements for further information.
After the successful launch of Amadeus' Altéa international reservation system, the Company announced in May 2014 that it selected Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be delivered over a multi-year period.
Southwest’s Rapid Rewards frequent flyer program
Southwest launched its current Rapid Rewards frequent flyer program in March 2011, under which members earn points for every dollar spent. The results of the program have exceeded the Company’s expectations with respect to the number of new frequent flyer members, the amount spent per member on airfare, the number of flights taken by members, the number of Southwest’s co-branded Chase® Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by program members.

Company Overview

During 2014, the Company took several steps designed to enhance its existing service in cities across the network or to connect existing cities with new service not previously offered by Southwest, most notably:

•
At Washington Reagan National Airport, the Company acquired 54 additional slots (for 27 additional daily roundtrip flights) during first quarter 2014, which were divested in connection with the merger between AMR Corporation, the parent company of American Airlines, Inc., and US Airways Group, Inc., increasing Southwest's service at Reagan from 17 daily departures to 44 daily departures, currently servicing 14 destinations: Atlanta, Akron/Canton, Austin, Chicago Midway, Dallas Love Field, Houston Hobby, Fort Myers, Indianapolis, Kansas City, Milwaukee, Nashville, New Orleans, St. Louis, and Tampa Bay.

•
At New York LaGuardia Airport, in the wake of the Company's acquisition of twelve additional slots (for six additional daily roundtrip flights) announced in fourth quarter 2013, the Company increased service between LaGuardia and Nashville, Houston (Hobby), Chicago (Midway), and Akron-Canton which commenced in May 2014.

•
With the repeal of the Wright Amendment federal flight restrictions at Dallas Love Field on October 13, 2014, to destinations within the 50 States and to the District of Columbia, Southwest commenced service to seven new nonstop destinations from Love Field. Service from Love Field to eight additional nonstop destinations commenced on November 2, 2014, and service to two additional nonstop destinations began on January 6, 2015. This brings the total number of nonstop destinations out of Love Field to 33 compared with 16 prior to the repeal. Additionally, in January 2015, the Company announced that beginning in April 2015, it will offer daily nonstop flights to nine new cities from Dallas Love Field, including Memphis, Milwaukee, and Seattle, and will increase the number of nonstop flights to recently introduced destinations added after the October 2014 expiration of the Wright Amendment restrictions on long-haul flying at Love Field. The new flights will be made possible through a long-term sublease agreement that will transfer usage of two gates in the newly rebuilt 20-gate facility from United Airlines to Southwest.

At the current time, the Company plans to continue its route network and schedule optimization efforts. For 2015, the Company continues to manage to a baseline of roughly 700 aircraft and an approximate six percent year-over-year increase in ASMs, primarily due to more efficient flying of its existing fleet through increased aircraft gauge and stage length, with a modest increase in trips.
2014 compared with 2013

Operating Revenues

Passenger revenues for 2014 increased $937 million, or 5.6 percent, compared with 2013. Holding other factors constant, approximately half of the increase in Passenger revenues was attributable to the 2.4 point increase in load factor and the majority of the remaining increase was attributable to higher passenger yields, both driven by strong Customer demand for air travel and successful execution of the Company's strategic initiatives. Passenger revenue included an increase due to a change in estimate, which was recorded on a prospective basis and effective October 1, 2014, of approximately $55 million. See Note 1 regarding this change in accounting estimate. Based on current trends, the Company expects its first quarter 2015 passenger revenues to grow in line with the increase in its first quarter 2015 available seat mile capacity, both on a year-over-year basis. The Company currently estimates its first quarter and full year 2015 available seat mile capacity to increase, year-over-year, in the six to seven percent range.

Freight revenues for 2014 increased by $11 million, or 6.7 percent, compared with 2013, primarily due to benefits from new and maturing markets as a result of the AirTran integration. The Company currently expects Freight revenues in first quarter 2015 to increase approximately six percent, compared with first quarter 2014.

Other revenues for 2014 decreased by $42 million, or 5.2 percent, compared with 2013, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who purchase travel on AirTran through southwest.com, and the overall reduction in AirTran flights as a result of the integration process. This decline was partially offset by an increase in certain Southwest specific ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company currently expects Other revenues in first quarter 2015 to decrease, compared with first quarter 2014, similar to the year-over-year decrease in fourth quarter 2014.

Operating expenses

Operating expenses for 2014 decreased by $41 million, or 0.2 percent, compared with 2013, while capacity increased 0.5 percent over the same period. Historically, except for changes in the price of fuel, changes in most Operating expenses for airlines are driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2014 and 2013, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2014		2013		change	change
Salaries, wages, and benefits	4.14	¢	3.86	¢	0.28 ¢	7.3%
Fuel and oil	4.04		4.42		(0.38)	(8.6)
Maintenance materials and repairs	0.75		0.83		(0.08)	(9.6)
Aircraft rentals	0.22		0.28		(0.06)	(21.4)
Landing fees and other rentals	0.85		0.85		—	—
Depreciation and amortization	0.72		0.66		0.06	9.1
Acquisition and integration	0.10		0.07		0.03	42.9
Other operating expenses	1.68		1.63		0.05	3.1
Total	12.50	¢	12.60	¢	(0.10)¢	(0.8)%

Operating expenses per ASM for 2014 decreased 0.8 percent, compared with 2013, primarily due to a decrease in Fuel and oil expense, partially offset by an increase in Salaries, wages, and benefits expense. On a non-GAAP basis, Operating expenses per ASM for 2014, excluding fuel and special items, increased 3.1 percent year-over-year primarily due to higher Salaries, wages, and benefits expense. Based on current cost trends, the Company expects its first quarter 2015 unit costs, excluding fuel, special items, and profitsharing to decrease in the one to two percent range, compared with first quarter 2014. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for 2014 increased by $399 million, or 7.9 percent, compared with 2013. Salaries, wages, and benefits expense per ASM for 2014 increased 7.3 percent, compared with 2013. On both a dollar and per ASM basis, approximately 60 percent of these increases were the result of higher salaries primarily due to increased training, additional headcount, and contractual increases. The majority of the remaining increase was the result of higher profitsharing expense due to increased profits in 2014. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and in future periods will reduce operating profits, as defined, in the calculation of profitsharing. Based on current cost trends, the Company expects first quarter 2015 Salaries, wages, and benefits expense per ASM, excluding profitsharing, to increase, compared with fourth quarter 2014.

The Company and its Customer Service Agents and Customer Representatives, represented by the International Association of Machinists and Aerospace Workers ("IAM"), reached an agreement in favor of a new four year contract during fourth quarter 2014. The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Pilots	7,500	Southwest Airlines Pilots’ Association (“SWAPA”)	August 2012
Southwest Flight Attendants	11,850	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	May 2013
Southwest Ramp, Operations, Provisioning, Freight Agents	10,000	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	June 2011
Southwest Material Specialists (formerly known as Stock Clerks)	250	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	August 2013
Southwest Mechanics	2,100	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2012
Southwest Facilities Maintenance Technicians	40	AMFA	N/A

Fuel and oil expense for 2014 decreased by $470 million, or 8.2 percent, compared with 2013. On a per ASM basis, Fuel and oil expense for 2014 decreased 8.6 percent, compared with 2013. Excluding the impact of fuel hedge accounting, both the dollar and per ASM decreases were primarily attributable to lower jet fuel prices. The Company's average economic jet fuel price per gallon decreased 6.4 percent year-over-year, from $3.12 for 2013 to $2.92 for 2014. In addition, fuel efficiency improved slightly due to the Company's fleet modernization efforts, as fuel gallons consumed decreased 0.9 percent, compared with 2013, while year-over-year capacity increased 0.5 percent. As a result of the Company's fuel hedging program, the Company recognized net gains totaling $28 million in Fuel and oil expense for 2014, compared to net losses totaling $118 million for 2013. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $56 million received from counterparties for 2014, compared to $34 million paid to counterparties for 2013, although such totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 16, 2015, as a result of the significant decline in fuel prices during the second half of 2014, the Company had reduced its fuel hedging position for future years, and the Company had derivative contracts in place, on an economic basis, related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption covered by
fuel derivative contracts at varying WTI/Brent Crude Oil,
Period	Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
2015 (1)	—
2016	Approx. 10%
2017	Approx. 30%
2018 (1)	—

(1) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action to offset its 2015 and 2018 fuel derivative portfolios and is now effectively unhedged at current price levels. While the Company still holds derivative contracts as of December 31, 2014, that will settle during 2015 and 2018, the majority of the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.

As a result of applying hedge accounting in prior periods, a portion of the amounts in Accumulated other comprehensive income (loss) (“AOCI”) are considered "frozen," and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties (See Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2014, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2014	Amount of losses deferred in AOCI at December 31, 2014 (net of tax)
2015	$(242)	$(219)
2016	(472)	(347)
2017	(287)	(157)
2018	—	(17)
Total	$(1,001)	$(740)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for first quarter 2015, and full year 2015, jet fuel prices at different crude oil assumptions as of January 16, 2015, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	1Q 2015 (2)	Full Year 2015 (2)
$30	$1.15 - $1.20	$1.15 - $1.25
$40	$1.50 - $1.55	$1.45 - $1.55
Current Market (1)	$1.85 - $1.90	$1.95 - $2.05
$60	$2.15 - $2.20	$2.10 - $2.20
$70	$2.45 - $2.50	$2.40 - $2.50
Estimated Fuel Hedge Premium Expense (3)	$25 - $30 million	$120 - $130 million

(1) Brent crude oil average market prices as of January 16, 2015, were approximately $51 and $55 per barrel for first quarter 2015 and full year 2015, respectively.

(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 16, 2015.

(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2014 decreased by $102 million, or 9.4 percent, compared with 2013. On a per ASM basis, Maintenance materials and repairs expense for 2014 decreased 9.6 percent, compared with 2013. On both a dollar and per ASM basis, approximately 70 percent of the decrease was attributable to the completion of the Evolve aircraft interior retrofit program during 2013, and the majority of the remaining decrease was attributable to lower engine and avionics repair expense as a result of the 717-200 aircraft transitioning out of the Company's fleet. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2015 to be comparable to fourth quarter 2014.

Aircraft rentals expense for 2014 decreased by $66 million, or 18.3 percent, compared with 2013. On a per ASM basis, Aircraft rentals expense decreased 21.4 percent, compared with 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased 717-200 aircraft out of the Company's fleet for conversion and delivery to Delta. The Company currently expects Aircraft rentals expense per ASM for first quarter 2015 to decrease, compared with fourth quarter 2014.

Landing fees and other rentals expense for 2014 increased by $8 million, or 0.7 percent, compared with 2013. On a per ASM basis, Landing fees and other rentals expense for 2014 were flat, compared with 2013. The dollar increase was primarily due to heavier landing weights for the -800 aircraft. The Company currently expects Landing fees and other rentals expense per ASM for first quarter 2015 to increase, compared with first quarter 2014.

Depreciation and amortization expense for 2014 increased by $71 million, or 8.2 percent, compared with 2013. On a per ASM basis, Depreciation and amortization expense increased 9.1 percent, compared with 2013. On both a dollar and per ASM basis, approximately half the increase was attributable to technology projects that have been placed into service over the last twelve months and approximately half was due to the purchase of new and used aircraft over the last twelve months. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2015 to increase slightly, compared with first quarter 2014.

The Company incurred $126 million in Acquisition and integration costs in 2014, which primarily consisted of expense associated with the removal of the remaining B717 fleet from service during December 2014 (See Note 7 for further information), B717 fleet conversion costs, fleet integration, Employee training, facility integration, and technology integration projects. During 2013, the Company recorded $86 million in Acquisition and integration expense, which primarily consisted of B717 fleet conversion costs, fleet integration, Employee training, technology integration projects, and facility integration expenses.

Other operating expenses for 2014 increased by $79 million, or 3.7 percent, compared with 2013. On a per ASM basis, Other operating expenses for 2014 increased 3.1 percent, compared with 2013. On both a dollar and per ASM basis, approximately 40 percent of the increase was the result of higher contract programming and consulting expenses, 20 percent of the increase was the result of maintenance agreement contract rate increases, and the remainder of the increase was due to individually insignificant items. The Company currently expects Other operating expenses per ASM for first quarter 2015 to be comparable with fourth quarter 2014.

Through the 2003 Emergency Wartime Supplemental Appropriations Act, the federal government has provided renewable, supplemental, first-party war-risk insurance coverage to commercial carriers. The government-provided supplemental coverage from the Wartime Act expired on September 30, 2014. However, the Company proactively canceled its FAA provided War Risk Insurance coverage on May 15, 2014, and effective the same date, purchased comparable coverage via the commercial insurance marketplace.

Other

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2014, and 2013:

	Year ended December 31,
(in millions)	2014	2013
Mark-to-market impact from fuel contracts settling in future periods	$251	$(103)
Ineffectiveness from fuel hedges settling in future periods	5	11
Realized ineffectiveness and mark-to-market (gains) or losses	(4)	3
Premium cost of fuel contracts	62	60
Other	(5)	(3)
	$309	$(32)

Income Taxes

The Company's effective tax rate was approximately 37.4 percent for 2014, compared with 37.6 percent for 2013. On a non-GAAP basis, the Company currently projects a full year 2015 effective tax rate of approximately 37 to 39 percent based on forecasted financial results. However, the Company’s effective tax rate during interim periods of 2015 may differ significantly from this full-year estimate.

Reconciliation of Reported Amounts to non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2013	2012
Fuel and oil expense, unhedged	$5,645	$5,963
Add: Fuel hedge losses included in Fuel and oil expense	118	157
Fuel and oil expense, as reported	$5,763	$6,120
Deduct: Net impact from fuel contracts	(84)	(32)
Fuel and oil expense, non-GAAP	$5,679	$6,088	(6.7)%

Total operating expenses, as reported	$16,421	$16,465
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	3	(42)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(87)	10
Deduct: Acquisition and Integration costs	(86)	(183)
Total operating expenses, non-GAAP	$16,251	$16,250	—%

Operating income, as reported	$1,278	$623
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(3)	42
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	87	(10)
Add: Acquisition and Integration costs	86	183
Operating income, non-GAAP	$1,448	$838	72.8%

Net income, as reported	$754	$421
Deduct: Mark-to-market impact from fuel contracts settling in future periods	(103)	(221)
Add: Ineffectiveness from fuel hedges settling in future periods	11	42
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	87	(10)
Income tax impact of fuel contracts	2	73
Add: Acquisition and Integration costs (a)	54	112
Net income, non-GAAP	$805	$417	93.0%

Net income per share, diluted, as reported	$1.05	$0.56
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares (a)	—	(0.15)
Add: Impact of special items, net (a)	0.07	0.15
Net income per share, diluted, non-GAAP	$1.12	$0.56	100.0%

Operating expenses per ASM (cents)	12.60 ¢	12.85 ¢
Deduct: Fuel expense divided by ASMs (cents)	(4.42)	(4.78)
Deduct: Impact of special items, net (cents)	(0.07)	(0.14)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.11 ¢	7.93 ¢	2.3%
  *    As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.

(a)	Amounts net of tax
See previous Note Regarding Use of Non-GAAP Financial Measures.

2013 compared with 2012

The Company’s 2013 net income of $754 million ($1.05 per share, diluted) increased by $333 million, or 79.1 percent, compared with its 2012 net income of $421 million ($0.56 per share, diluted). Excluding the impact of special items, the Company’s 2013 net income on a non-GAAP basis increased 93.0 percent, compared with 2012. Both significant increases were primarily due to a combination of (i) higher passenger revenues, primarily achieved through higher average airfares, and (ii) lower fuel costs, primarily due to lower jet fuel prices.

Operating Revenues

Operating revenues for 2013 increased by $611 million, or 3.6 percent, compared with 2012. The majority of this increase was due to a $628 million, or 3.9 percent, increase in Passenger revenues. Approximately 60 percent of the increase in Passenger revenues was attributable to the 2.4 percent increase in Passenger yield and driven by increased fares. The remainder of the increase in Passenger revenues was due to the 1.7 percent increase in capacity.

Freight revenues for 2013 increased by $4 million, or 2.5 percent, compared with 2012, primarily due to higher average rates charged as a result of fuel surcharges. Other revenues for 2013 decreased by $21 million, or 2.5 percent, compared with 2012. This was primarily due to a decrease in ancillary revenues as a result of the adoption of Southwest's more Customer-friendly fee policies for Customers that purchased travel on AirTran through southwest.com. Other revenues for 2013 included approximately $105 million in baggage fees collected from AirTran Customers, versus approximately $146 million for 2012.

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

	Year ended December 31,				Per ASM	Percent change
(in cents, except for percentages)	2013		2012		change
Salaries, wages, and benefits	0.04	¢	3.69	¢	(3.65)¢	4.6%
Fuel and oil	4.42		4.78		(0.36)	(7.5)
Maintenance materials and repairs	0.83		0.88		(0.05)	(5.7)
Aircraft rentals	0.28		0.28		—	—
Landing fees and other rentals	0.85		0.81		0.04	4.9
Depreciation and amortization	0.66		0.66		—	—
Acquisition and integration	0.07		0.14		(0.07)	(50.0)
Other operating expenses	1.63		1.61		0.02	1.2
Total	8.78	¢	12.85	¢	(4.07)¢	(31.7)%

Operating expenses for 2013 decreased by $44 million, or 0.3 percent, compared with 2012, while capacity increased 1.7 percent, compared with 2012. Operating expenses per ASM for 2013 decreased 1.9 percent, compared with 2012. Both the dollar and per ASM decreases were primarily due to a decrease in Fuel and oil expense and in Acquisition and integration expense. On a non-GAAP basis, the Company's Operating expenses per ASM for 2013, excluding fuel and special items, increased 2.3 percent, compared with 2012, primarily due to higher Salaries, wages, and benefits expense.  See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for 2013 increased by $286 million, or 6.0 percent, compared with 2012. Salaries, wages, and benefits expense per ASM for 2013 increased 4.6 percent, compared with 2012. Approximately half of these increases were a result of higher wage rates for a significant portion of the Company's workforce, and approximately half were a result of higher contributions to Employee retirement plans, including profitsharing and 401(k) matching contributions. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program as well as Acquisition and integration costs.

Fuel and oil expense for 2013 decreased by $357 million, or 5.8 percent, compared with 2012. On a per ASM basis, Fuel and oil expense for 2013 decreased 7.5 percent, compared with 2012. Excluding the impact of fuel hedge accounting, approximately 75 percent of both the dollar and per ASM decreases were attributable to reduced fuel price per gallon, with the remainder attributed to improved fuel efficiency. During 2013, the Company's average economic jet fuel price per gallon, including fuel tax, was $3.12, compared with $3.28 during 2012, a decrease of 4.9 percent. In addition, fuel gallons consumed decreased 1.6 percent, compared with 2012, while year-over-year capacity increased 1.7 percent. The improvement in fuel efficiency was primarily due to the Company's continued replacement of older 737-300 and 737-500 aircraft with newer 737-700 and 737-800 aircraft.

As a result of the Company's fuel hedging program and inclusive of accounting for derivatives and hedging, the Company recognized net losses totaling $118 million during 2013 in Fuel and oil expense relating to fuel derivative instruments versus net losses totaling $157 million recognized in Fuel and oil expense in 2012. These totals were inclusive of cash settlements realized from the settlement of fuel derivatives, which were $34 million paid to counterparties in 2013, versus $125 million paid to counterparties in 2012. These totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, these impacts are recorded as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2013 decreased by $52 million, or 4.6 percent, compared with 2012. On a per ASM basis, Maintenance materials and repairs expense for 2013 decreased 5.7 percent, compared with 2012. Both the dollar and per ASM decreases were primarily attributable to a reduction in engine repairs and materials expense due to (i) retirements of the Company's 737-300 and 737-500 aircraft, and (ii) the transition of the Company's 717-200 fleet out of active service for delivery to Delta.

Aircraft rentals expense for 2013 increased by $6 million, or 1.7 percent, compared with 2012, primarily due to expense associated with two 737-800 aircraft received in 2013 and the full year impact of five Boeing 737-800 aircraft received in 2012, all of which are accounted for as operating leases. On a per ASM basis Aircraft rentals expense for 2013 was flat compared with 2012.

Landing fees and other rentals expense for 2013 increased by $60 million, or 5.8 percent, compared with 2012. On a per ASM basis, Landing fees and other rentals expense for 2013 increased 4.9 percent, compared with 2012. Both the dollar and per ASM increases were due to higher fixed and variable rental rates charged by several airports during 2013 due to additional space being occupied by the Company in some locations and/or as a result of higher airport debt service costs passed through to the airlines in certain cities.

Depreciation and amortization expense for 2013 increased by $23 million, or 2.7 percent, compared with 2012, primarily due to depreciation associated with large software projects that were placed into service during 2013. Aircraft depreciation was relatively flat year-over-year, as the increase in expense related to the purchase of new 737-800 aircraft was offset by a decline in expense from the retirement of older owned 737-300 and 737-500 aircraft. On a per ASM basis, Depreciation and amortization expense for 2013 was relatively flat, compared with 2012.

Acquisition and integration expense for 2013 decreased by $97 million, or 53.0 percent, compared with 2012. The decrease was primarily due to charges recorded in 2012 related to the Company's 717-200 lease and sublease agreements.

Other operating expense for 2013 increased by $87 million, or 4.3 percent, compared with 2012. On a per ASM basis, Other operating expense for 2013 increased 1.2 percent, compared with 2012. Approximately half of both the dollar and per ASM increases were the result of increased Customer usage of WiFi onboard the Company's aircraft and approximately half were the result of higher consulting and contract programming expenses, net of capitalized costs.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for 2013 decreased by $16 million, or 10.9 percent, compared with 2012, primarily due to the repayment of the Company's $385 million 6.5% notes in March 2012.

Capitalized interest for 2013 increased by $3 million, or 14.3 percent, compared with 2012, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2013 decreased by $1 million, or 14.3 percent, compared with 2012, primarily due to lower interest rates.

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

Income Taxes

The Company's effective tax rate was approximately 37.6 percent for 2013, compared with 38.5 percent for 2012.

Liquidity and Capital Resources

Net cash provided by operating activities for 2014, 2013, and 2012 was $2.9 billion, $2.5 billion, and $2.1 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets were purchased prior to the day on which travel was provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2014, 2013, and 2012 were impacted primarily by the Company's results of operations, as adjusted for non-cash items, which increased significantly year-over-year for each period, as well as changes in the Air traffic liability and Accounts payable and accrued liabilities. Operating cash flows can also be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. During 2014 the Company provided $233 million in cash collateral to derivative counterparties, and in 2013 and 2012 the Company received $57 million and $233 million, respectively, in cash collateral from derivative counterparties. Cash flows associated with entering into new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $247 million in 2014, net inflows of $60 million in 2013, and net inflows of $23 million in 2012. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2014, 2013, and 2012 was $1.7 billion, $1.4 billion, and $833 million, respectively. Investing activities in 2014, 2013, and 2012 included payments for new aircraft delivered to the Company, progress payments for future aircraft deliveries, as well as purchases and sales of short-term and noncurrent investments, which fluctuate primarily based on anticipated working capital needs. Investing activities in 2014 also included payments associated with airport construction projects, denoted as Assets constructed for others. See Note 4 to the Consolidated Financial Statements for further information. During 2014, 2013, and 2012 the Company's purchases and sales of short-term and noncurrent investments resulted in net cash provided of $105 million, $63 million, and $515 million, respectively. The Company currently estimates its 2015 capital expenditures to be in the $1.7 billion to $1.8 billion range, excluding assets constructed for others which is estimated to be in the $50 million to $100 million range, net of reimbursements.

Net cash used in financing activities for 2014, 2013, and 2012 was $1.2 billion, $851 million, and $947 million, respectively. During 2014 the Company repaid $561 million in debt and capital lease obligations, compared with repayments of $313 million and $578 million during 2013 and 2012, respectively. During 2014 the Company issued $300 million 2.75% senior unsecured notes due 2019 under the shelf registration statement. See Note 6 to the Consolidated Financial Statements for further information. The Company repurchased approximately $955 million of its outstanding common stock through authorized share repurchases during 2014, compared with repurchases of $540 million and $400 million during 2013 and 2012, respectively. The Company also paid $139 million in dividends to Shareholders during 2014, compared to $71 million in 2013 and $22 million in 2012. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a “well-known seasoned issuer” and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales of this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility expiring in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 125 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The Company entered into an accelerated share repurchase agreement with a third party financial institution during first quarter 2014, pursuant to which the Company paid $200 million and received, in total, approximately nine million shares. Through May 9, 2014, the Company had repurchased, under its previously authorized $1.5 billion share repurchase program, approximately 126 million shares for a total of approximately $1.5 billion, completing the program. Furthermore, on May 14, 2014, the Company's Board of Directors approved a new $1 billion share repurchase program. Following the Board of Directors' authorization of the Company's new $1 billion share repurchase program, the Company entered into the following share repurchases:

Share repurchases	Shares received		Cash paid

Open market purchases	750,000		$19,643,700
Second Quarter ASR Program	7,411,977		200,000,000
Third Quarter ASR Program	6,147,812		200,000,000
Fourth Quarter ASR Program	3,810,008	(1)	200,000,000
Total	18,119,797		$619,643,700

(1) This transaction was recorded as a treasury share purchase for purposes of calculating earnings per share. The shares received represented an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter ASR Program. See Part II, Item 5 for further information on the Company's share repurchase authorization and the Fourth Quarter ASR Program.

On August 5, 2014, Moody's upgraded the Company's senior unsecured debt rating to "Baa2" from "Baa3," the five pass-through trust certificates ("PTCs") to "Baa1," and the A and C tranches of the AirTran Airways Series

1999-1 Enhanced Equipment Trust Certificates ("EETC") to "A3" from "Baa1" and to "Baa3" from "Ba1," respectively. The upgrade of the Company’s senior unsecured debt rating was based on Moody’s expectations of further strengthening of the Company's credit metrics, building on the improvements in cash flow, earnings and financial leverage that the Company has achieved since the end of 2012. The upgrade of the Company’s ratings on its PTCs reflects Moody's estimates that the loan-to-value ("LTVs") for the two transactions maturing within the next 24 months are about 60 percent and 70 percent, while the three subsequent maturities have estimated LTVs at between 115 percent and 150 percent as older Boeing B737-700 aircraft secure these instruments. The upgrade of the AirTran Series 1999-1 EETC reflects that both tranches are guaranteed by Southwest and that two Boeing B717-200 aircraft that will be subleased to Delta Air Lines secure this financing. Moody's estimates the LTVs of this financing at between 50 percent and 60 percent.

On September 22, 2014, Fitch affirmed the Company's debt rating of "BBB" and revised the rating outlook from stable to positive. The positive outlook reflects Fitch's view that a positive rating action could be warranted over the intermediate term should the Company continue to strengthen its operating margins, control unit cost inflation, generate solid free cash flow, and exhibit stable or declining leverage. Fitch also noted that the operating risks relating to the integration of AirTran are now largely in the past as the Company was expected to effectively complete the integration process by year-end 2014.

On October 31, 2014, Standard and Poor's raised the Company's credit rating to 'BBB' from 'BBB-', based on the Company's' improving financial profile. Standard and Poor's noted the Company's improved credit ratios due to rising earnings and cash flow, and expects further improvement over the next two years.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code in 2014 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2014, the Company had 190 leased aircraft, including 78 B717s subleased to Delta. Of these leased aircraft, 174 are under operating leases, including 76 B717s subleased to Delta. Assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below, as well as in Note 7 to the Consolidated Financial Statements.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $440 million at December 31, 2014.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2014:

	Obligations by period (in millions)
Contractual obligations	2015	2016 - 2017	2018 - 2019	Beyond 2019	Total
Long-term debt (1)	$232	$1,023	$737	$455	$2,447
Interest commitments - fixed (2)	102	163	84	82	431
Interest commitments - floating (3)	15	31	22	—	68
Operating lease commitments (4)	684	1,228	926	2,317	5,155
Capital lease commitments (5)	33	87	87	202	409
Aircraft purchase commitments (6)	836	2,384	2,136	5,692	11,048
Other commitments	230	131	17	64	442
Total contractual obligations	$2,132	$5,047	$4,009	$8,812	$20,000

(1)	Includes principal only and includes $68 million in 2015 associated with the Company’s convertible senior notes due 2016. See Note 6 to the Consolidated Financial Statements.

(2)	Related to fixed-rate debt only.

(3)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2014 and can be subject to significant fluctuation.

(4)
Includes Love Field Modernization Program commitment amounts, and includes the impact of the Boeing 717 lease/sublease transaction entered into in 2012. See Note 7 to the Consolidated Financial Statements.

(5)	Includes interest on capital leases.

(6)	Firm orders from Boeing and commitments with other parties.

Cumulative costs associated with the acquisition and integration of AirTran, as of December 31, 2014, totaled $536 million (before profitsharing and taxes). The Company expects total acquisition and integration costs to be approximately $550 million (before profitsharing and taxes) upon completing the transition of AirTran 717-200s out of the fleet in 2015. These costs have been, and are expected to continue to be, funded with cash from operations. Given that the AirTran integration process had been effectively completed as of December 31, 2014, the Company does not anticipate significant future integration expenditure requirements. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.0 billion as of December 31, 2014, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

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
Prior to the issuance of the bonds by the LFAMC, the Company entered into two separate funding agreements: (i) a “Facilities Agreement” pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the bonds ("Facilities Payments"), less other sources of funds the City of Dallas may apply to the repayment of the bonds (including but not limited to passenger facility charges collected from passengers originating from the airport); and (ii) a “Revenue Credit Agreement” pursuant to which the City of Dallas will reimburse the Company for the Facilities Payments made by the Company.
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
Houston William P. Hobby Airport
The Company has committed to oversee and manage the construction, at Houston William P. Hobby Airport, of a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The Company and the City of Houston ("City") entered into an Airport Use and Lease Agreement ("Lease") to control the execution of this expansion and the financial terms thereof. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the Company will receive a monthly credit for the capital cost portions of the international terminal, from the date of initial occupancy of the terminal until expiration of the Lease. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s current lease space at the airport. At any time after the completion of the project, the City may buy out the Company’s investment in the international terminal via a cash payment for the then-unamortized cost of the project.

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
Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company will oversee and manage the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $525 million. The Project will be funded using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that will act as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility will be used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility.
The Company’s liquidity could be impacted by this project under certain circumstances; however, the Company does not expect this to occur based on its past experience with other projects. The project is not expected to have a significant impact on the Company’s capital resources or financial position. Construction on the project began during fourth quarter 2014.

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

Revenue recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in Air traffic liability, which includes a portion of the Company’s liability associated with its frequent flyer program, fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s frequent flyer program.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused, be refunded, or exchanged involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. According to Southwest’s current “Contract of Carriage,” all refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or can be refunded. This policy also applies to unused Customer funds that may be left over from exchanging a less expensive ticket for a previously purchased ticket that was more expensive. In September 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements

for further information. A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets are rarely forfeited. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest and other airlines have consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual refunds, exchanges, or forfeited tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual refunds, exchanges, or forfeiture experience results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Additional factors that may affect estimated refunds and exchanges include, but may not be limited to, changes to the Company’s ticketing policies, the Company’s refund, exchange, and unused funds policies, the mix of refundable and nonrefundable fares, promotional fare activity, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual refund, exchange, and forfeiture activity may vary from estimated amounts. During 2014, the Company revised assumptions regarding Customer behavior subsequent to the implementation of its No Show policy. Consequently, the Company’s estimate of the amount of refunded, exchanged, or forfeited tickets recorded during 2014 was approximately 15 percent higher than what it believes its historical averages would indicate for those years. The Company believes these estimates are supported by actual data and are reasonable given the underlying fact patterns.

The Company believes it is unlikely that materially different estimates for future refunds, exchanges, and forfeited tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for long-lived assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 567 Boeing 737 aircraft in the Company’s fleet at December 31, 2014, which are either owned or on capital lease. The remaining 98 Boeing 737 aircraft in the Company’s fleet at December 31, 2014, are operated under operating leases. The Company also has 12 Boeing 717 aircraft which are either owned or on capital lease, which are included in a lease agreement to another carrier. However, since these aircraft are not in service for the Company, they are not included in its fleet figures as of December 31, 2014. See Note 7 to the Consolidated Financial Statements for further information. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer:

	Estimated useful life	Estimated residual value
Airframes and engines	23 to 25 years	2 to 20 percent
Aircraft parts	Fleet life	4 percent
Ground property and equipment	5 to 30 years	0 to 10 percent

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. For example, during third quarter 2012, the Company changed the estimated residual values of its entire remaining fleet of owned 737-300 and 737-500 aircraft. Based on current and expected future market conditions related to these aircraft, as well as a significant change in the way the Company expected to utilize the fleet, the Company reduced the residual values of these aircraft. This determination was made based on the continuous assessment of the market for these older aircraft, as many buyers of used aircraft prefer newer, more fuel efficient models, and the increase in the number of airlines retiring these older aircraft, which has increased the supply of older aircraft on the market. As this reduction in residual value is considered a change in estimate, it was accounted for on a prospective basis, and thus the Company has effectively accelerated the recording of depreciation expense over the remainder of the useful lives for each aircraft. The Company does not believe these changes in estimates towards the end of the useful lives for a given fleet type are unusual, especially given the rapid pace of technological advancement, volatile fuel prices, and recent significant transactions involving the Company’s fleet. See Note 1 to the Consolidated Financial Statements for further information. The impact of this change for the year ended December 31, 2012 was an increase to Depreciation expense of $34 million.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2014, the Company was a party to over 1,100 separate financial derivative instruments related to its fuel hedging program for the years 2015 through 2018. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices, as has been evident in recent years and in the second half of 2014. For example, during 2014, market “spot” prices for Brent crude oil peaked at a high of approximately $115 per barrel and hit a low price of approximately $57 per barrel. During 2013, market spot prices ranged from a high of $119 per barrel to a low of $98 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

The Company enters into financial derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel beyond approximately 24 months, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on variations of those like commodities to the Company’s ultimate expected price to be paid for jet fuel at the specific locations in which the Company hedges.

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some periods, because of increased volatility in energy markets, the Company has lost hedge accounting for certain types of commodities, including in the third quarter of 2013, when the Company lost hedge accounting for West Texas Intermediate crude oil instruments. At this time, the Company marks all such derivatives to fair value in each quarterly period, with all changes in value reflected as a component of Other (gains) losses, net in the Consolidated Statement of Income. The Company did not lose hedge accounting for an entire commodity during any other periods presented. Although the Company continues to use a prospective assessment to determine that other commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s financial results.

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

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2014, 2013, and 2012, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair value measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2014, these included auction rate security investments, valued at $27 million, a portion of its fuel derivative option contracts, which were a net liability of $1.1 billion, and $5 million in other investments.

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

Frequent flyer accounting

The Company utilizes estimates in the recognition of liabilities associated with its frequent flyer program. These estimates primarily include the liability associated with frequent flyer member account balances that are expected to be redeemed for travel or other products at a future date. Frequent flyer account balances include points earned through flights taken, points sold to Customers, or points earned through business partners participating in the frequent flyer program.

Under the Southwest Rapid Rewards frequent flyer program, members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program, (i) members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points.

The Company utilizes the incremental cost method of accounting for points earned through flights taken in its frequent flyer program. A liability is recorded for the estimated incremental cost of providing free travel as points are being earned. The liability recorded represents the total number of points expected to be redeemed by members, regardless of whether the members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit. At December 31, 2014, the incremental cost liability was approximately $63 million.

The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. The majority of the points sold to business partners are through the Southwest co-branded Chase Visa credit card. Funds received from the sale of points associated with these agreements are accounted for under the residual method. Under the residual method, as of both December 31, 2013, and 2014, the Company estimated that 100 percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card relates to free travel. This is due to the increase in Southwest’s average fare in recent years, while the average value received from business partners for the purchase of points has remained relatively flat. Therefore, for accounting purposes, the Company currently assigns no value associated with items such as business partner access to Southwest’s frequent flyer program population for marketing/solicitation purposes, use of Southwest’s logo on the co-branded Chase Visa credit cards, and other trademarks, designs, images, etc., of Southwest for use in marketing materials. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. For any portion of funds received that is deemed not to be associated with future travel, the Company would recognize such revenue in the period in which it has fulfilled its obligation under the contract signed with the particular business partner, which is on a monthly or quarterly basis, upon sale, as the related marketing services are performed or provided. The vast majority of these marketing services consist of the access granted, either monthly or quarterly, to various lists of Southwest’s frequent flyer members. Any estimated amount that is not associated with free travel would be recognized in Other revenue in the period earned.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners, which indicated an increase in the expected spoilage rate. This change in estimate, which is recorded on a prospective basis, as of October 1, 2014, resulted in an increase in Passenger revenue of approximately $55 million for the quarter and the year ended December 31, 2014. The Company expects the higher spoilage rate to continue to increase Passenger revenue in 2015, but at a lower amount than the fourth quarter 2014 impact. The precise impact will not be determinable until the actual number of point redemptions for the period is known. For the year ended December 31, 2014, based on actual redemptions of points sold to business partners, a hypothetical one percentage point change in the estimated spoilage rate results in a change to Passenger revenue of approximately $25 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Goodwill and other intangible assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2014, the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. In addition, the Company has recorded other intangible assets totaling approximately $363 million at December 31, 2014, primarily consisting of leasehold rights to airport gates, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized as part of the valuation of AirTran. All of the Company’s intangible assets, other than goodwill and owned takeoff and landing slots at domestic airports, are finite-lived and are being amortized over their estimated economic useful lives. Goodwill is not amortized, but will continue to be tested for impairment at least annually, or more frequently if events or circumstances indicate that an impairment may exist.

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The FASB standard “Testing Indefinite-Lived Intangible Assets for Impairment” gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. The Company adopted this standard and has applied the provisions to our annual indefinite-lived intangible asset impairment test for 2014.
The Company first utilizes a qualitative approach and analyzes various factors to determine if events and circumstances have affected the fair value of the goodwill and indefinite-lived intangible assets. If the Company determines it is more likely than not that the asset value may be impaired, the Company then uses the quantitative approach to assess the asset’s fair value and amount of impairment. As a result of the Company’s qualitative analyses performed during 2014 the Company concluded it was more likely than not that the fair values of its Goodwill and Indefinite-lived intangible assets was greater than the carrying value and; therefore, a quantitative assessment was not necessary.
In 2013 the Company made the determination that all of its owned domestic slots should be assigned an indefinite life and would thus not be subject to further amortization, including those that are owned but leased to other carriers. Among other factors, this was due to the Company’s reassessment of the current size and importance of its operations at New York’s LaGuardia Airport and Washington’s Ronald Reagan National Airport versus when the Company first began service to these airports in recent years. The impact of this prospective change in accounting estimate had an insignificant impact on amortization expense for 2014. The Company has selected October 1st as its annual testing date for indefinite-lived intangible impairment. As part of this evaluation the Company assesses whether changes in (i) macroeconomic conditions; (ii) industry and market conditions; (iii) cost factors; (iv) overall financial performance; and (v) Company-specific events, had occurred which would impact the use and/or fair value of these assets. The Company conducted an annual impairment test during fourth quarter 2014 and no impairment was noted.

Future impairment of Goodwill and owned domestic slots may result from changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment of Goodwill, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) significantly higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. Factors which could result in an impairment of owned domestic slots, holding other assumptions constant, could include, but are not limited to: (i) increased competition in the slotted airport; (ii) a change in competition in the slotted airport; (iii) significantly higher prices for jet fuel; and (iv) increased competition at a nearby airport.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2014, Southwest operated a total of 112 aircraft under operating and capital lease. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 78 aircraft under operating and capital lease that have been subleased to another carrier, and thus had been removed from service as of December 31, 2014. Further information about this sublease arrangement and commitments related to leases are disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 1.9 billion gallons of jet fuel in 2015. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $19 million for 2015, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2014, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2015 through 2018. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2014, was a net liability of $1.0 billion. In addition, $266 million in cash collateral deposits, $134 million in aircraft collateral, and $250 million in letters of credit were provided by the Company in connection with these instruments based on their fair value as of December 31, 2014. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2014 (for all years from 2015 through 2018) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $200 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2014 levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2014, the Company had no counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2014, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or cash, letters of credit, and/or aircraft could be posted as collateral by the Company if the value of derivatives is a liability to the Company. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2014, at which such postings are triggered.

Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of December 31, 2014, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $141 million in cash collateral, post an additional $319 million in aircraft collateral, and post no additional letters of credit against these positions with its current counterparties. However, as it has done in fourth quarter 2014, and expects to continue doing in first quarter 2015, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. Also, the Company has the ability to manage or reduce its derivative positions by entering into offsetting positions, as it did during fourth quarter 2014, for a portion of its future hedge portfolio.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2014, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial market risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB” rating with Fitch, a “BBB ” rating with Standard & Poor’s, and a “Baa2” credit rating with Moody’s as of December 31, 2014, all of which are considered “investment grade.” The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2014, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $300 million 5.125% senior unsecured notes due 2017 and its $100 million 7.375% senior unsecured notes due 2027. Each of these notes had previously been converted to floating rates, but in 2011 and 2012 the Company terminated the fixed-to-floating interest rate swap agreements related to them. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which are being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The Company believes the fixed interest rates associated with each of these notes are comparable to average rates prevailing for similar debt instruments over the last ten years. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2014:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$178	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	73	6.84%	7/1/2019	5 specified Boeing 737-700 aircraft
Term Loan Agreement	372	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $703 million, and this debt had a weighted-average maturity of 3.48 years at floating rates averaging 2.22 percent for the year ended December 31, 2014. In total, the Company’s fixed-rate debt and floating rate debt represented 12.59 percent and 4.45 percent, respectively, of consolidated noncurrent assets at December 31, 2014.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.3 billion, and short-term investments, which totaled $1.7 billion, at December 31, 2014. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of previous turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2014, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2014 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2014, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which additional cash collateral would be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2014, $266 million in cash collateral deposits were provided by the Company under these provisions. If the Company’s credit rating had been below investment grade as of that date, the Company would have been required to post approximately $500 million in additional cash collateral deposits with fuel hedge counterparties.

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

As of December 31, 2014, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$1,355
Short-term investments	1,706	1,797
Accounts and other receivables	365	419
Inventories of parts and supplies, at cost	342	467
Deferred income taxes	477	168
Prepaid expenses and other current assets	232	250
Total current assets	4,404	4,456

Property and equipment, at cost:
Flight equipment	18,473	16,937
Ground property and equipment	2,853	2,666
Deposits on flight equipment purchase contracts	566	764
Assets constructed for others	621	453
	22,513	20,820
Less allowance for depreciation and amortization	8,221	7,431
	14,292	13,389
Goodwill	970	970
Other assets	534	530
	$20,200	$19,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,203	$1,247
Accrued liabilities	1,565	1,229
Air traffic liability	2,897	2,571
Current maturities of long-term debt	258	629
Total current liabilities	5,923	5,676

Long-term debt less current maturities	2,434	2,191
Deferred income taxes	3,259	2,934
Construction obligation	554	437
Other noncurrent liabilities	1,255	771
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2014 and 2013	808	808
Capital in excess of par value	1,315	1,231
Retained earnings	7,416	6,431
Accumulated other comprehensive loss	(738)	(3)
Treasury stock, at cost: 132,017,550 and 107,136,946 shares in 2014 and 2013 respectively	(2,026)	(1,131)
Total stockholders' equity	6,775	7,336
	$20,200	$19,345

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2014	2013	2012
OPERATING REVENUES:
Passenger	$17,658	$16,721	$16,093
Freight	175	164	160
Other	772	814	835
Total operating revenues	18,605	17,699	17,088

OPERATING EXPENSES:
Salaries, wages, and benefits	5,434	5,035	4,749
Fuel and oil	5,293	5,763	6,120
Maintenance materials and repairs	978	1,080	1,132
Aircraft rentals	295	361	355
Landing fees and other rentals	1,111	1,103	1,043
Depreciation and amortization	938	867	844
Acquisition and integration	126	86	183
Other operating expenses	2,205	2,126	2,039
Total operating expenses	16,380	16,421	16,465

OPERATING INCOME	2,225	1,278	623

OTHER EXPENSES (INCOME):
Interest expense	130	131	147
Capitalized interest	(23)	(24)	(21)
Interest income	(7)	(6)	(7)
Other (gains) losses, net	309	(32)	(181)
Total other expenses (income)	409	69	(62)

INCOME BEFORE INCOME TAXES	1,816	1,209	685
PROVISION FOR INCOME TAXES	680	455	264
NET INCOME	$1,136	$754	$421
NET INCOME PER SHARE, BASIC	$1.65	$1.06	$0.56
NET INCOME PER SHARE, DILUTED	$1.64	$1.05	$0.56
Cash dividends declared per common share	$.2200	$.1300	$.0345

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2014	2013	2012
NET INCOME	$1,136	$754	$421
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($430), $31, and $74	(727)	52	120
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $5, $19, and $0	8	31	(1)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($8), $15, and ($11)	(16)	24	(17)
Other, net of deferred taxes of $0, $7, and $3	—	9	3
OTHER COMPREHENSIVE INCOME (LOSS)	$(735)	$116	$105
COMPREHENSIVE INCOME	$401	$870	$526

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2014, 2013, and 2012
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2011	$808	$1,222	$5,395	$(224)	$(324)	$6,877
Repurchase of common stock	—	—	—	—	(400)	(400)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(4)	(22)	—	49	23
Net tax benefit (expense) of options exercised	—	(24)	—	—	—	(24)
Share-based compensation	—	16	—	—	—	16
Cash dividends, $.0345 per share	—	—	(26)	—	—	(26)
Comprehensive income	—	—	421	105	—	526
Balance at December 31, 2012	$808	$1,210	$5,768	$(119)	$(675)	$6,992
Repurchase of common stock	—	—	—	—	(540)	(540)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	84	96
Net tax benefit (expense) of options exercised	—	(9)	—	—	—	(9)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.1300 per share	—	—	(91)	—	—	(91)
Comprehensive income	—	—	754	116	—	870
Balance at December 31, 2013	$808	$1,231	$6,431	$(3)	$(1,131)	$7,336
Repurchase of common stock	—	—	—	—	(955)	(955)
Issuance of common and treasury stock pursuant to Employee stock plans	—	40	—	—	60	100
Net tax benefit (expense) of options exercised	—	23	—	—	—	23
Share-based compensation	—	21	—	—	—	21
Cash dividends, $.2200 per share	—	—	(151)	—	—	(151)
Comprehensive income	—	—	1,136	(735)	—	401
Balance at December 31, 2014	$808	$1,315	$7,416	$(738)	$(2,026)	$6,775

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,136	$754	$421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	938	867	844
Unrealized (gain) loss on fuel derivative instruments	279	(5)	(189)
Deferred income taxes	501	50	251
Changes in certain assets and liabilities:
Accounts and other receivables	54	(17)	(33)
Other assets	142	(46)	(104)
Accounts payable and accrued liabilities	36	343	186
Air traffic liability	326	400	334
Cash collateral received from (provided to) derivative counterparties	(233)	57	233
Other, net	(277)	74	121
Net cash provided by operating activities	2,902	2,477	2,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,748)	(1,433)	(1,348)
Assets constructed for others	(80)	(14)	—
Purchases of short-term investments	(3,080)	(3,135)	(2,481)
Proceeds from sales of short-term and other investments	3,185	3,198	2,996
Other, net	(4)	—	—
Net cash used in investing activities	(1,727)	(1,384)	(833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	300	—	—
Proceeds from Employee stock plans	110	96	27
Reimbursement for assets constructed for others	27	—	—
Proceeds from termination of interest rate derivative instrument	—	—	38
Payments of long-term debt and capital lease obligations	(561)	(313)	(578)
Payments of cash dividends	(139)	(71)	(22)
Repayment of construction obligation	(11)	(5)	—
Repurchase of common stock	(955)	(540)	(400)
Other, net	(19)	(18)	(12)
Net cash used in financing activities	(1,248)	(851)	(947)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73)	242	284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,355	1,113	829
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,282	$1,355	$1,113
CASH PAYMENTS FOR:
Interest	$128	$133	$153
Income taxes	$155	$346	$100
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Assets constructed for others	$88	$105	$129

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC. On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”). Throughout these Notes, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Cash Flows for the year ended December 31, 2013, the Company has reclassified $14 million from Capital expenditures to Assets constructed for others. See Note 4 for further information.

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

As of December 31, 2014, $266 million in cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2013, the Company had no cash collateral deposits held by or provided by the Company to its fuel hedge counterparties and the Company had provided cash collateral deposits totaling $32 million to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Noncurrent investments consist of investments with maturities of greater than twelve months. At December 31, 2014, these primarily consisted of the Company’s auction rate security instruments that it expects will not be redeemed during 2015. See Note 11 for further information. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and other receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s frequent flyer program, and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts was immaterial at December 31, 2014 and 2013. In addition, the provision for doubtful accounts and write-offs for 2014 and 2013 were each immaterial.

Inventories

Inventories consist primarily of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $46 million and $36 million at December 31, 2014, and 2013, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2014, 2013, and 2012 were each immaterial.

Property and equipment

Property and equipment is stated at cost. Capital expenditures includes payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment and 5 to 30 years for ground property and equipment once the asset is placed in service. Residual values estimated for aircraft generally range from 2 to 20 percent and for ground property and equipment generally range from 0 to 10 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others primarily consists of airport improvement projects, once placed into service, in which the Company is considered the accounting owner of the facilities, and such assets are amortized to estimated residual value over the term of the Company's lease or the expected life of the asset. See Note 4 for further information.

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

During first quarter 2012 the Company changed the estimated retirement dates of several 737-300 and 737-500 aircraft based on revisions in the Company’s fleet plan. This change, which was accounted for on a prospective basis, resulted in an acceleration of depreciation expense, since the majority of these aircraft had previously been expected to retire in periods beyond 2012, but were subsequently expected to be retired during 2012. The impact of this change on the year ended December 31, 2012 was an increase to Depreciation expense of $12 million. Excluding the impact of Profitsharing and income taxes, the change resulted a $6 million decrease to Net income and a $0.01 decrease to Basic and Diluted Net income per share for the year ended December 31, 2012.

During third quarter 2012 the Company changed the estimated residual values of its entire fleet of owned 737-300 and 737-500 aircraft. This change was based on an agreement entered into during July 2012, pursuant to which the Company will lease or sublease certain aircraft to Delta Air Lines, Inc., and the resulting impact this transaction will have on how the Company manages the ultimate retirement of its owned 737-300 and 737-500 aircraft. See Note 7 for further information on the lease/sublease transaction. Based on the expected retirement dates and then current and expected future market conditions related to its owned 737-300 and 737-500 aircraft, the Company reduced the residual values of these aircraft from approximately ten percent of original cost to approximately two percent of original cost. As this reduction in residual value was considered a change in estimate, it was accounted for on a prospective basis, and thus the Company will record additional depreciation expense over the remainder of the useful lives for each aircraft. The impact of this change on the year ended December 31, 2012 was an increase to Depreciation expense of $34 million. Excluding the impact of Profitsharing and income taxes, the change resulted an $18 million decrease to Net income and a $0.02 decrease to Basic and Diluted Net income per share for the year ended December 31, 2012.

Aircraft and engine maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company also has “power-by-the-hour” agreements related to certain of its aircraft engines with external service providers. Under these agreements, which the Company has determined effectively transfers the risk and creates an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on our best estimate of expected future aircraft utilization. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and intangible assets

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1), or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The FASB standard “Testing Indefinite-Lived Intangible Assets for Impairment” gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. The Company adopted this standard and has applied the provisions to its annual indefinite-lived intangible asset impairment test for 2014.
The Company first utilizes a qualitative approach and analyzes various factors to determine if events and circumstances have affected the fair value of the goodwill and indefinite-lived intangible assets. If the Company determines it is more likely than not that the asset value may be impaired, the Company then uses the quantitative approach to assess the asset’s fair value and amount of impairment. As a result of the Company’s qualitative analyses performed during 2014 the Company concluded it was more likely than not that the fair values of its Goodwill and Indefinite-lived intangible assets was greater than the carrying value and; therefore, a quantitative assessment was not necessary.
Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2014 and 2013:

		Year ended December 31, 2014		Year ended December 31, 2013
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	9	$38	$26	$39	$23
Trademarks/trade names	6	36	30	36	25
Owned domestic slots	Indefinite	303	n/a	93	n/a
Leased domestic slots (a)	39	19	5	19	4
Non-compete agreements	2	5	5	5	5
Gate leasehold rights	19	60	32	60	29
Total	15	$461	$98	$252	$86

(a) Useful life of leased slots is based on the stated lease term.

During fourth quarter 2013, following the Company’s acquisition of additional slots at New York’s LaGuardia Airport, the Company made the determination that all of its owned domestic slots should be assigned an indefinite life and would thus not be subject to further amortization, including those that are owned but leased to other carriers. In addition, during first quarter 2014, the Company acquired additional slots at Washington’s Ronald Reagan National Airport which were also assigned an indefinite life. Among other factors, the determination that all of the Company's owned domestic slots should be assigned an indefinite life was due to the Company’s reassessment of the current size and importance of its operations at New York’s LaGuardia Airport and Washington’s Ronald Reagan National Airport versus when the Company first began service to these airports in recent years. The impact of this prospective change in accounting estimate is immaterial.

The aggregate amortization expense for 2014, 2013, and 2012 was $13 million, $19 million, and $25 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2015 – $11 million, 2016 – $8 million, 2017 – $5 million, 2018 – $5 million, 2019 – $4 million, and thereafter – $27 million.

Revenue recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue using the redemption method based on scheduled flight date. Prior to September 13, 2013, funds associated with tickets in which a passenger did not show up for a flight without canceling were able to be reused on another flight for up to twelve months. On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Based on the Company's revenue recognition policy, revenue is now recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. Amounts collected from passengers for ancillary services such as baggage and other fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

The Company's policy is to record revenue for the estimated spoilage of tickets (including partial tickets) once the flight date has passed, under the redemption method. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. Spoilage estimates are based on the Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, or economic factors.

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

Frequent flyer program

The Company records a liability for the estimated incremental cost of providing free travel under its frequent flyer program for all amounts earned from flight activity that are expected to be redeemed for future travel. The estimated incremental cost includes direct passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit.

Southwest also sells frequent flyer points and related services to companies participating in its frequent flyer program. Funds received from the sale of these points are accounted for using the residual method. Under this method, the Company determined the portion of funds received that relate to free travel were currently estimated to be 100 percent of the amount received under the Company's Rapid Reward program as of December 31, 2014. These amounts are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. The Company's consolidated liability associated with the sale of frequent flyer points and/or flight credits, was approximately $1.3 billion and $1.1 billion as of December 31, 2014, and 2013, respectively. This liability is included as part of Air Traffic liability in the Company’s Consolidated Balance Sheet.

During fourth quarter 2014, the Company increased the amount of spoilage recorded associated with frequent flyer points sold to business partners as a result of continued monitoring of Member redemption activity and behavior under its Rapid Rewards program. Based on a sufficient amount of historical data and Member attributes observed since the new program was launched in 2011, the Company developed a predictive statistical model to analyze the amount of spoilage expected. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. This change in estimate, which was recorded on a prospective basis, effective October 1, 2014, increased Passenger revenues by approximately $55 million for the quarter and the year ended December 31, 2014. After consideration of profitsharing and taxes, the impact of this change to net income was an increase of $29 million, or $.04 per Basic and Diluted share, for the year ended December 31, 2014. The higher spoilage rate is expected to continue in 2015; however, the precise revenue impact will not be determinable until the actual number of point redemptions for the period is known.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2014, 2013, and 2012 was $207 million, $208 million, and $223 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee compensation

The Company has share-based compensation plans covering certain Employees, including plans covering the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 9 for further information.

Financial derivative instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments consist primarily of purchased call options, collar structures, call spreads, put spreads, and fixed price swap agreements, and upon proper qualification are accounted for as cash-flow hedges. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and has swap agreements that convert certain floating-rate debt to a fixed-rate. These interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

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

Software capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which typically ranges from five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $403 million and $357 million at December 31, 2014, and 2013, respectively. Computer software depreciation expense was $122 million, $90 million, and $59 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income.

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

Concentration risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective bargaining agreements. The Company manages this risk by maintaining positive relationships with its Employees and its Employees’ Representatives. The majority of the Company's unionized Employees, including its Pilots, Mechanics, Ramp, Operations, Provisioning and Freight Agents, Flight Attendants, Material Specialists, Dispatchers, Flight Crew Training Instructors, Flight Simulator Technicians, and Facilities Maintenance Technicians are in discussions on labor agreements or have labor agreements which will become amendable within one year. These Employee groups represent approximately 70 percent of the Company’s full-time equivalent Employees as of December 31, 2014.

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

As of December 31, 2014, the Company operates an all-Boeing fleet, all of which are variations of the Boeing 737. Following the 2011 acquisition of AirTran, the Company also operated a fleet of Boeing 717's, but these aircraft were removed from the Company's operations prior to the end of 2014. See Note 7 for further information. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in the Accounting Standards Update ("ASU") No. 2014-09, which is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. The Company believes the most significant impacts of this ASU on its accounting will be (i) the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by Customers associated with flights points with a relative fair value approach, and (ii) the requirement that the Company discontinue use of the residual method in allocating funds from the sale of frequent flyer points to business partners in its frequent flyer program, which would also require the adoption of a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

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

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2014	2013	2012
NUMERATOR:
Net income	$1,136	$754	$421
Incremental income effect of interest on 5.25% convertible notes	4	3	3
Net income after assumed conversion	$1,140	$757	$424

DENOMINATOR:
Weighted-average shares outstanding, basic	687	710	750
Dilutive effect of Employee stock options and restricted stock units	3	2	1
Dilutive effect of 5.25% convertible notes	6	6	6
Adjusted weighted-average shares outstanding, diluted	696	718	757

NET INCOME PER SHARE:
Basic	$1.65	$1.06	$0.56
Diluted	$1.64	$1.05	$0.56

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	—	9	35

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the year ended December 31, 2014, the Company purchased 33 new 737-800 aircraft from Boeing and 11 used 737-700 aircraft from third parties. In addition, the Company also leased 11 737-700 aircraft from third parties, retired from service five of its older aircraft (three 737-300 and two 737-500), and removed 66 of its 717-200 aircraft from service during 2014. As of December 31, 2014, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2015	—		19	—	16	—	—		—	35
2016	31		—	11	4	—	—		—	46
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	19	35	20	30	170	(2)	191	521

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of  MAX 8 firm orders beginning in 2019.

The Company's financial commitments associated with the Boeing firm orders and additional scheduled deliveries in the above aircraft table are as follows: $836 million in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, $1.1 billion in 2019, and $5.7 billion thereafter.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Construction on the project is not expected to begin until mid to late 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the Consolidated Balance Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built, along with a corresponding outflow within Capital expenditures, in the Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticket counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City has the option to buy-out Southwest's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s lease payments at the airport. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the accounting owner of the facility during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the Consolidated Balance Sheet, along with a corresponding outflow within Capital expenditures, in the Consolidated Statement of Cash Flows. As of December 31, 2014, the Company had recorded construction costs related to Houston Hobby of $64 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport ("LAX"). Under the lease agreement, which was amended in June 2014, the Company will oversee and manage the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $525 million. The Project will be funded using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity which will act as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility will be used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the project began during 2014. The Company believes that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As of December 31, 2014, the Company had recorded construction costs related to LAX of $52 million, which are classified with Assets constructed for others and as Construction obligation in the accompanying Consolidated Balance Sheet.

Dallas Love Field

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company is managing this project. Major construction commenced during 2010. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. New ticketing and check-in areas opened during fourth quarter 2012, 12 new gates and new concessions opened in 2013, and the remaining gates opened during October 2014. The majority of the project had been completed as of December 31, 2014.

It is currently expected that the total construction costs associated with the LFMP project will be approximately $519 million. Although the City of Dallas has received commitments from various sources that are helping to fund portions of the LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well. The Company currently expects that as a result of the funding commitments from the above mentioned sources and the bonds that have been issued thus far, no further bond issuances guaranteed by the Company will be required to complete the LFMP project.

In conjunction with the Company's significant presence at Dallas Love Field, its rights to occupy 16 of the available gates upon completion of the facility, and other factors, the Company agreed to manage the majority of the LFMP project. In January 2015, the Company announced a long-term sublease agreement that will transfer usage of two additional gates, giving the Company 18 gates in the newly rebuilt 20-gate facility at Dallas Love Field. Based on these facts, the Company evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project until final completion of the project. As of December 31, 2014, the Company had recorded LFMP construction costs of $504 million within Assets constructed for others and had recorded a liability of $501 million within Construction obligation in its Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded for the year ended December 31, 2014, associated with the LFMP assets in service was $20 million. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the Consolidated Statement of Cash Flows. Further, future contractual airport rental payments to the City of Dallas are included in the schedule of future minimum lease payments in Note 7. The Company records interest expense on the Construction obligation at an imputed rate based on the outstanding bonds.

The LFMP Construction is the only Asset Constructed for Others which has been placed into service as of December 31, 2014, and its associated projects are estimated to have a weighted average useful life of 27 years and a residual value of 17%.

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

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2014	December 31, 2013
Derivative contracts	$13	$145
Intangible assets	363	166
Non-current investments	35	44
Other	123	175
Other assets	$534	$530

(in millions)	December 31, 2014	December 31, 2013
Accounts payable trade	$123	$189
Salaries payable	160	156
Taxes payable	163	146
Aircraft maintenance payable	314	331
Fuel payable	85	102
Other payable	358	323
Accounts payable	$1,203	$1,247

(in millions)	December 31, 2014	December 31, 2013
Profitsharing and savings plans	$374	$244
Aircraft and other lease related obligations	159	173
Vacation pay	292	278
Health	84	73
Derivative contracts	174	12
Workers compensation	165	161
Property and other taxes	81	65
Other	236	223
Accrued liabilities	$1,565	$1,229

(in millions)	December 31, 2014	December 31, 2013
Postretirement obligation	$169	$138
Non-current lease-related obligations	193	290
Other deferred compensation	174	163
Deferred gains from sale and leaseback of aircraft	53	65
Derivative contracts	622	45
Other	44	70
Other non-current liabilities	$1,255	$771

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. LONG-TERM DEBT

(in millions)	December 31, 2014	December 31, 2013
5.25% Notes due 2014	—	357
5.75% Notes due 2016	313	320
5.25% Convertible Senior Notes due 2016	113	115
5.125% Notes due 2017	316	322
Fixed-rate 717 Aircraft Notes payable through 2017—10.37%	—	41
French Credit Agreements due 2018—1.06%	36	46
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	24	30
2.75% Notes due 2019	300	—
Term Loan Agreement due 2019—6.315%	178	210
Term Loan Agreement due 2019—6.84%	73	85
Term Loan Agreement due 2020—5.223%	372	413
Floating-rate 737 Aircraft Notes payable through 2020	300	340
Pass Through Certificates due 2022—6.24%	355	371
7.375% Debentures due 2027	134	136
Capital leases (Note 7)	199	56
	$2,713	$2,842
Less current maturities	258	629
Less debt discount and issuance costs	21	22
	$2,434	$2,191

AirTran Long-Term Debt

AirTran Holdings previously entered into aircraft purchase financing facilities, under which a total of 22 737-700 aircraft were financed as of December 31, 2014.

As of December 31, 2014, after prepaying aircraft secured term loans for eight aircraft during 2012 and the first half of 2013, 19 Boeing 737 aircraft remain that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2014, the weighted average interest rate was 1.66 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2014, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The notes mature in years 2016 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of December 31, 2014, three Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2014, the weighted average interest rate was 7.02 percent. Payments of principal and interest under the notes are due semi-annually. The notes mature in years 2016 to 2018.

As of December 31, 2014, Boeing 717 aircraft previously pledged as collateral for the obligations related to enhanced equipment trust certificates (EETCs) were paid in full. On April 1, 2014, the Company prepaid a portion of its Fixed-rate 717 Aircraft Notes payable in the amount of $35 million prior to their 2017 maturity date. On October 1, 2014, the Company prepaid the remainder of its Fixed-rate 717 Aircraft Notes payable in the amount of $7 million. As a result of the early repayment, the Company incurred a $6 million make-whole penalty, representing the present value of the future interest payments on the notes, which is reflected as a component of Interest expense in the Consolidated Statement of Income. In addition, the Company wrote off the remainder of its unamortized debt premium associated with these notes in second quarter 2014, in the amount of $5 million, which is reflected as a reduction to Interest expense in the Consolidated Statement of Income.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due in 2016. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes are convertible into AirTran conversion units of 167.5224 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes would receive shares of the Company’s common stock at a conversion rate of 53.7747 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their convertible senior notes into cash and shares of common stock at their option at any time. As such, the Company has classified $68 million, which is the cash portion the Company would be required to pay upon conversion, as current maturities in the Consolidated Balance Sheet. The convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

As a result of triggering the fundamental change of ownership provision in the convertible senior notes and as a result of the acquisition, an embedded conversion option is deemed to exist. In accordance with applicable accounting guidance, the embedded conversion option was effectively separated and accounted for as a free-standing derivative. A fair value calculation, utilizing similar market yields and the Company’s common stock price, was performed for the debt with and without the equity to measure the equity component. The value allocated to the conversion option of $35 million is classified as permanent equity. The estimated premium associated with the notes excluding the equity feature was $10 million, and is being amortized to interest expense over the remaining life of the notes. The dilutive effect of the shares that would be issued if the convertible notes were converted is considered in the Company’s net income per share calculations, unless such conversion would be considered antidilutive. See Note 3.

Other Company Long-Term Debt

During November 2014, the Company issued $300 million senior unsecured notes due 2019. The notes bear interest at 2.75 percent, payable semi-annually in arrears on May 6 and November 6. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

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

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are repayable quarterly in installments of principal, with the first payment made on August 9, 2008. The loans bear interest at the LIBO Rate (as defined in the term loan agreement) plus 0.95 percent, and interest is payable quarterly. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223 percent until maturity.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $440 million at December 31, 2014.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.0 billion at December 31, 2014. In addition, the Company has pledged a total of up to 81 of its Boeing 737-700 aircraft at a net book value of $2.0 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2014, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, amortization of capital lease incentives, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2019 and thereafter, were $182 million in 2015, $610 million in 2016, $520 million in 2017, $264 million in 2018, $514 million in 2019, and $551 million thereafter.

7. LEASES

The Company's fleet includes 16 aircraft on capital lease, including two B717s, as of December 31, 2014, compared with four aircraft on capital lease as of December 31, 2013. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2014	2013
Flight equipment	$214	$69
Less: accumulated amortization	22	12
	$192	$57

Total rental expense for operating leases, both aircraft and other, charged to operations in 2014, 2013, and 2012 was $931 million, $997 million, and $943 million, respectively. The majority of the Company’s terminal operations space, as well as 174 aircraft, which includes 76 B717s, were under operating leases at December 31, 2014. For aircraft operating leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2014, were:

(in millions)	Capital leases	Operating leases	Subleases	LFMP facility lease*	Operating leases, net
2015	$33	$753	$(93)	$24	$684
2016	42	715	(103)	24	636
2017	45	671	(103)	24	592
2018	44	573	(102)	25	496
2019	43	502	(97)	25	430
Thereafter	202	1,802	(144)	659	2,317
Total minimum lease payments	$409	$5,016	$(642)	$781	$5,155
Less amount representing interest	75
Present value of minimum lease payments	334
Less current portion	23
Long-term portion	$311
* See Note 4 for further details

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

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's B717s to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of December 31, 2014, the Company had delivered a total of 52 B717s to Delta. Over the expected term of the transition period for all B717s, the Company expects to average approximately three B717 conversions per month; however, as the Company previously announced, all B717s remaining at Southwest were grounded on December 28, 2014. A portion of the B717 fleet that will not be delivered to Delta until the second half of 2015 has been placed in storage until each aircraft is ready to be converted. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company has paid and will continue to pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately three to nine years. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the lease terms are for seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The Company accounts for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of the two capital lease aircraft are accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represents the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 76 B717s that are accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. During 2014, the Company recorded an additional $22 million in expense for its revised estimate of conversion costs for these B717s. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's Consolidated Statement of Income and were included as a component of Other, net in Cash flows from operating activities in the Company's Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's Consolidated Balance Sheet. A rollforward of the Company's B717 lease/sublease liability for 2014 and 2013 is shown below:

(in millions)	B717 lease/sublease liability
Balance at December 31, 2012	$128
Lease/sublease accretion	6
Lease/sublease payments, net (a)	(12)
Balance at December 31, 2013	$122
Lease/sublease accretion	5
Lease/sublease expense adjustment	22
Lease/sublease payments, net (a)	(86)
Balance at December 31, 2014	$63
(a) Includes lease conversion cost payments

The Company halted service of its B717 fleet as of December 28, 2014, and as a result recorded an additional $9 million charge associated with the extension of the time between when the Company removed the aircraft from revenue service and when they enter the conversion process.

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2014, the Company had 47 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 20 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based compensation

The Company accounts for share-based compensation utilizing fair value. The Consolidated Statement of Income for the years ended December 31, 2014, 2013, and 2012, reflects share-based compensation expense of $21 million, $18 million, and $16 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2014, 2013, and 2012, was not material. As of December 31, 2014, there was $33 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted stock units and stock grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) to certain Employees during 2012, 2013, and 2014 and performance-based restricted stock units (“PBRSUs”) to certain Employees during 2014. The fair value of RSUs and PBRSUs is based on the closing price of the Company’s common stock on the date of grant. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The PBRSUs vest on May 14, 2017, subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items ("ROIC"), for the period beginning on January 1, 2014 and ending on December 31, 2016, and the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the average ROIC for the defined performance period, and ranges from zero PBRSUs at an average ROIC of 12 percent or lower to 200 percent of granted PBRSUs at an average ROIC of 20 percent or higher. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

In addition, the Company granted approximately 36 thousand shares of unrestricted stock at a weighted average grant price of $24.91 in 2014, approximately 63 thousand shares at a weighted average grant price of $14.34 in 2013, and approximately 82 thousand shares at a weighted average grant price of $8.21 in 2012, to members of its Board of Directors. The fair value of unrestricted stock grants is also based on the closing price of the Company’s common stock on the date of grant.

A remaining balance of up to ten million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan. Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2011, Unvested	1,640		$12.27
Granted	1,939		8.21
Vested	(644)		12.27
Surrendered	(59)		10.54
Outstanding December 31, 2012	2,876		9.57
Granted	1,139		14.34
Vested	(1,263)		10.24
Surrendered	(168)		9.11
Outstanding December 31, 2013	2,584		11.38
Granted	834	(a)	24.93
Vested	(1,239)		11.05
Surrendered	(102)		13.18
Outstanding December 31, 2014, Unvested	2,077		$16.92
(a) Includes 198 thousand shares of PBRSUs

Stock options

The Company has previously awarded stock options under plans covering Employees subject to collective bargaining agreements (collective bargaining plans) and plans covering other Employees and members of the Board of Directors (other Employee plans). None of the collective bargaining plans were required to be approved by Shareholders. Options granted to Employees under collective bargaining plans are non-qualified, granted at or above the fair value of the Company’s common stock on the date of grant, and generally have terms ranging from six to twelve years. There were no material grants of stock options to Employees covered by collective bargaining plans during 2012, 2013, or 2014, and no future option grants from these plans are possible. Neither Executive Officers nor members of the Company’s Board of Directors are eligible to participate in any of the collective bargaining plans. Options granted to Employees and members of the Board of Directors through other Employee plans are both qualified as incentive stock options under the Internal Revenue Code of 1986 and non-qualified stock options, granted at no less than the fair value of the Company’s common stock on the date of grant, and have 10-year terms. All of the options included in other Employee plans have been approved by Shareholders, except one plan covering non-management, non-contract Employees, which did not require Shareholder approval and had an insignificant number of options outstanding as of December 31, 2014. Although the Company does not have a formal policy, upon option exercise, the Company will typically issue treasury stock, to the extent such shares are available.

For other Employee plans, options vest and generally become fully exercisable over three, five, or ten years of continued employment, depending upon the grant type. For grants in any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s stock option grants include performance-based or market-based vesting conditions, as defined.

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of both historical volatility trends as well as implied future volatility observations as determined by independent third parties. Stock options issued by the Company during 2014, 2013, and 2012 were immaterial.

Aggregated information regarding Company issued stock options is summarized below:

	Stock Option Plans
	Options (000)	Wtd. average exercise price	Wtd. average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding December 31, 2011	47,324	$14.51
Granted	6	9.00
Exercised	(573)	8.00
Surrendered	(27,847)	14.85
Outstanding December 31, 2012	18,910	$14.19
Granted	—	—
Exercised	(6,633)	13.31
Surrendered	(3,116)	14.94
Outstanding December 31, 2013	9,161	$14.58
Granted	—	—
Exercised	(6,636)	14.36
Surrendered	(48)	15.74
Outstanding December 31, 2014	2,477	$15.17	1.62	$67
Vested or expected to vest at December 31, 2014	2,473	$15.16	1.63	$67
Exercisable at December 31, 2014	2,308	$15.05	1.67	$63

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2014, 2013, and 2012, was $75 million, $22 million, and $1 million, respectively. The total grant date fair value of shares vesting during the years ended December 31, 2014, 2013, and 2012, was $15 million, $16 million, and $13 million, respectively.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 11 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2014, 2013, and 2012, participants under the plan purchased 792 thousand shares, 1.5 million shares, and 2.2 million shares at average prices of $23.17, $12.03, and $8.01, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2014, 2013, and 2012, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $2.68, $1.34, and $0.89, respectively.

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

The Company has used financial derivative instruments for both short-term and long-term time frames, and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but may be exposed to price changes beyond a certain market price or below.

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

For 2014, the Company had fuel derivative instruments in place for up to 34 percent of its fuel consumption, and, as a result, recognized $56 million in cash gains in Fuel expense from the settlement of those positions. As of December 31, 2014, the Company has reduced its hedge position related to future years, and thus has no "economic" hedge in place for its 2015 estimated fuel consumption. This reduction in the Company's hedge primarily was accomplished through entering into offsetting derivatives that will also settle in the same periods as the economic hedge derivative. Although a portion of the offsetting derivatives were sold swap positions and thus required no cash payment, the Company did pay $217 million to counterparties during fourth quarter 2014 to purchase offsetting derivatives that will settle in 2015 and 2018. These payments effectively serve to reduce the payments to counterparties that would have been required when the original economic derivatives settle in those future periods. However, to the extent the Company utilized hedge accounting for these original derivatives, any losses that had been recorded in AOCI will remain there and be reclassified to earnings in the periods in which the derivatives settle. Also see Note 12 for further information on AOCI. The following table provides information about the Company’s volume of fuel hedging for the years 2015 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	December 31, 2014		Derivative underlying commodity type as of
Period (by year)	(gallons in millions)		December 31, 2014
2015	—	(b)
2016	885	(a)	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	757	(a)	WTI crude and Brent crude oil
2018	—	(b)

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.
(b) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action to offset its 2015 and 2018 fuel derivative portfolios and is now effectively unhedged at current price levels. While the Company still holds derivative contracts as of December 31, 2014, that will settle during 2015 and 2018, the majority of the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges, are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2012, 2013, or 2014.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, during 2013, the Company's routine statistical analysis performed to determine which commodities qualify for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses subsequent to July 1, 2013, and all future changes in the fair value of such instruments will continue to be recorded directly to earnings in future periods. The change in fair value of the Company's WTI derivative contracts during 2014 was a decrease of $45 million, which resulted in a loss in the Consolidated Statement of Income. The change in fair value of the Company's WTI derivative contracts during the second half of 2013 was an increase of $15 million, which resulted in a gain in the Consolidated Statement of Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$74	$—	$—
Fuel derivative contracts (gross)	Other assets	—	209	—	1
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	—	643	—
Interest rate derivative contracts	Other assets	13	20	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	61	77
Total derivatives designated as hedges		$13	$303	$704	$78
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$175	$—	$182
Fuel derivative contracts (gross)	Other assets	—	16	—	99
Fuel derivative contracts (gross)	Accrued liabilities	1,190	9	1,432	21
Fuel derivative contracts (gross)	Other noncurrent liabilities	157	—	273	—
Total derivatives not designated as hedges		$1,347	$200	$1,705	$302
Total derivatives		$1,360	$503	$2,409	$380

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2014	2013
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	$68	$—
Cash collateral deposits provided to counterparties for fuel contracts- noncurrent	Offset against Other noncurrent liabilities	198	—
Cash collateral deposits provided to counterparties for interest rate contracts - noncurrent	Offset against Other noncurrent liabilities	—	32
Due to third parties for fuel contracts	Accrued liabilities	16	—
Receivable from third parties for fuel contracts - current	Accounts and other receivables	—	57

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—		$249	$(182)	$67
Fuel derivative contracts	Other assets	$—	$—	$—	(a)	$225	$(100)	$125	(a)
Fuel derivative contracts	Accrued liabilities	$1,258	$(1,258)	$—	(a)	$9	$(9)	$—	(a)
Fuel derivative contracts	Other noncurrent liabilities	$355	$(355)	$—	(a)	$—	$—	$—	(a)
Interest rate derivative contracts	Other assets	$13	$—	$13	(a)	$20	$—	$20	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2014				December 31, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—		$182	$(182)	$—
Fuel derivative contracts	Other assets	$—	$—	$—	(a)	$100	$(100)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$1,432	$(1,258)	$174	(a)	$21	$(9)	$12	(a)
Fuel derivative contracts	Other noncurrent liabilities	$916	$(355)	$561	(a)	$—	$—	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$61	$—	$61	(a)	$77	$(32)	$45	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2014 and 2013:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended				Year ended				Year ended
	December 31,				December 31,				December 31,
(in millions)	2014		2013		2014		2013		2014	2013
Fuel derivative contracts	$749	*	$52	*	$22	*	$103	*	$7	$10
Interest rate derivatives	6	*	(14)	*	14	*	18	*	(4)	1
Total	$755		$38		$36		$121		$3	$11

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2014	2013	on derivatives
Fuel derivative contracts	$244	$(100)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2014, 2013, and 2012 of $62 million, $60 million, and $36 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2014, recorded in AOCI, were approximately $219 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2014.

Interest rate swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s, including AirTran’s, interest rate swap agreements for all periods presented was not material.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $13 million are fair value hedges and are classified as a component of Other assets. The corresponding adjustment related to the net asset associated with the Company’s fair value hedges is to the carrying value of the long-term debt. Agreements totaling a net liability of $61 million are cash flow hedges and are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI. See Note 12.

There are also a number of interest rate swap agreements, which convert a portion of AirTran’s floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, it pays fixed rates between 4.35 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2014, was $243 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

In June 2012, the Company terminated the AirTran floating-to-fixed interest rate swap agreements related to its Floating-rate 737 Aircraft Notes payable through 2020. These swaps were previously designated as cash flow hedges and the gains and/or losses that had previously been deferred in AOCI, which were not material, are being released to expense/income in accordance with the original debt payment schedule. The release of amounts deferred in AOCI related to these interest rate swap agreements was not material during 2014 and is not expected to have a material effect on the Company’s future results of operations.

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

During fourth quarter 2014, the Company entered into an interest rate swap agreement related to its $300 million 2.75% Notes due 2019. The primary objective for the Company's use of this interest rate hedge was to reduce the volatility of net interest expense by better matching the repricing of its assets and liabilities. Under this interest rate swap agreement, the Company pays LIBOR plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. This interest rate swap agreement qualifies as a fair value hedge, as defined in "Derivatives and Hedging." As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2014 was approximately 1.23 percent, based on actual and forward rates as of December 31, 2014.

As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2014 for the Company’s $300 million 5.75% Notes due 2016 was approximately 2.51 percent, based on actual and forward rates as of December 31, 2014.

Credit risk and collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2014, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2014, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$(333)	$(136)	$(122)	$(219)	$(66)	$(86)	$(39)	$(1,001)
Cash collateral held (by) CP	(50)	(98)	(57)	—	(23)	(38)	—	(266)
Aircraft collateral pledged to CP	(134)	—	—	—	—	—	—	(134)
Letters of credit (LC)	(100)	—	—	(150)	—	—	—	(250)
Option to substitute LC for aircraft	<(400)(g)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
Option to substitute LC for cash	(50) to (150)(d)	>(500)	(100) to (150)(e)	(75) to (150) or >(550)(d)	N/A	(f)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(75)	(75) to (150) or >(550)	>(50)	>(50)
Cash is received from CP	>50	>150	>175(c)	>200	>30	>(50)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(d)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	N/A	N/A

(a) Individual counterparties with fair value of fuel derivatives <$25 million.
(b) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral.
(e) The Company has the option of providing cash or letters of credit as collateral.
(f) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(g) The Company has the option of providing letters of credit in addition to aircraft collateral if the appraised value of the aircraft does not meet the collateral requirements.

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

As of December 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills, commercial paper, and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company's investments associated with its excess benefit plan which consist of mutual funds that are publicly traded and for which market prices are readily available. This plan is a non-qualified deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code of 1986, as amended. Payments under this plan are made based on the participant's distribution election and plan balance. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plan. The Company records changes in the fair value of the asset in the Company's earnings.

All of the Company’s auction rate security instruments, totaling $27 million (net) at December 31, 2014, are classified as available-for-sale securities and are reflected at their estimated fair value in the Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014, and December 31, 2013:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,110	$1,110	$—	$—
Commercial paper	70	—	70	—
Certificates of deposit	4	—	4	—
Eurodollar Time Deposits	98	—	98	—
Short-term investments:
Treasury bills	1,450	1,450	—	—
Certificates of deposit	256	—	256	—
Noncurrent investments (b)
Auction rate securities	27	—	—	27
Interest rate derivatives (see Note 10)	13	—	13	—
Fuel derivatives:
Swap contracts (c)	455	—	455	—
Option contracts (c)	892	—	—	892
Other available-for-sale securities	68	63	—	5
Total assets	$4,443	$2,623	$896	$924
Liabilities
Fuel derivatives:
Swap contracts (c)	$(365)	$—	$(365)	$—
Option contracts (c)	(1,983)	—	—	(1,983)
Interest rate derivatives (see Note 10)	(61)	—	(61)	—
Total liabilities	$(2,409)	$—	$(426)	$(1,983)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$992	$992	$—	$—
Commercial paper	280	—	280	—
Certificates of deposit	23	—	23	—
Eurodollar Time Deposits	60	—	60	—
Short-term investments:
Treasury bills	1,570	1,570	—	—
Certificates of deposit	227	—	227	—
Noncurrent investments (b)
Auction rate securities	39	—	—	39
Interest rate derivatives (see Note 10)	20	—	20	—
Fuel derivatives:
Swap contracts (c)	16	—	16	—
Option contracts (c)	458	—	—	458
Option contracts (d)	9	—	—	9
Other available-for-sale securities	63	58	—	5
Total assets	$3,757	$2,620	$626	$511
Liabilities
Fuel derivatives:
Swap contracts (c)	$(8)	$—	$(8)	$—
Option contracts (c)	(274)	—	—	(274)
Swap contracts (d)	(21)	—	—	(21)
Interest rate derivatives (see Note 10)	(77)	—	(77)	—
Total liabilities	$(380)	$—	$(85)	$(295)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the Consolidated Balance Sheet.
(c) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.
(d) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2014 or 2013. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 or 2013. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2014 and 2013:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2013	$172		$39		$5	$216
Total gains or (losses) (realized or unrealized)
Included in earnings	(439)		—		—	(439)
Included in other comprehensive income	(1,091)		3		—	(1,088)
Purchases	403	(a)	—		—	403
Sales	(155)	(a)	(15)		—	(170)
Settlements	19		—		—	19
Balance at December 31, 2014	$(1,091)		$27	(b)	$5	$(1,059)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$(450)		$—		$—	$(450)

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at December 31, 2014:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2015	23-47%
			2016	24-36%
			2017	19-30%
			2018	25-27%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3%
		Counterparty credit spread		1-2%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2014, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	313	335	Level 2
5.25% Convertible Senior Notes due 2016	113	318	Level 2
5.125% Notes due 2017	316	338	Level 2
French Credit Agreements due 2018 - 1.06%	36	36	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	24	25	Level 3
2.75% Notes due 2019	300	304	Level 2
Term Loan Agreement due 2019 - 6.315%	178	178	Level 3
Term Loan Agreement due 2019 - 6.84%	73	79	Level 3
Term Loan Agreement due 2020 - 5.223%	372	367	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	300	293	Level 3
Pass Through Certificates due 2022 - 6.24%	355	410	Level 2
7.375% Debentures due 2027	134	160	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation.  A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2014 and 2013:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(103)	$(108)	$26	$(8)	$74	$(119)
changes in fair value	(82)	22	39	16	—	(5)
Reclassification to earnings	165	28	—	—	(72)	121
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	$(3)
changes in fair value	(1,191)	(10)	(24)	—	454	(771)
Reclassification to earnings	34	23	—	—	(21)	36
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2014:

Year ended December 31, 2014
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$34	Fuel and oil expense
	12	Less: Tax expense
	$22	Net of tax
Unrealized gain on interest rate derivative instruments	$23	Interest expense
	9	Less: Tax expense
	$14	Net of tax

Total reclassifications for the period	$36	Net of tax

13. EMPLOYEE RETIREMENT PLANS

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

Company contributions to all defined contribution plans expensed in 2014, 2013, and 2012, reflected as a component of Salaries, wages, and benefits, were $644 million, $497 million, and $370 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2014 and 2013:

(in millions)	2014	2013
APBO at beginning of period	$138	$148
Service cost	10	30
Interest cost	7	4
Benefits paid	(4)	(3)
Actuarial (gain)/loss	21	(41)
Settlements	$(3)	$—
APBO at end of period	$169	$138

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $5 million in 2015, $6 million in 2016, $7 million in 2017, $7 million in 2018, $8 million in 2019, and $55 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2014 and 2013.

(in millions)	2014	2013
Funded status	$(169)	$(138)
Unrecognized net actuarial gain	(53)	(80)
Unrecognized prior service cost	12	15
Accumulated other comprehensive income	41	65
Cost recognized on Consolidated Balance Sheet	$(169)	$(138)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2014, 2013, and 2012, included the following:

(in millions)	2014	2013	2012
Service cost	$10	$30	$20
Interest cost	7	4	4
Amortization of prior service cost	3	3	—
Recognized actuarial gain	(4)	(4)	(5)
Settlements	$(1)	$—	$—
Net periodic postretirement benefit cost	$15	$33	$19

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2014, 2013, and 2012:

	2014	2013	2012
Weighted-average discount rate	4.10%	5.05%	2.90%
Assumed healthcare cost trend rate (1)	6.88%	7.50%	8.00%

(1)	The assumed healthcare cost trend rate is assumed to remain at 6.88% for 2015, then decline gradually to 5.00% by 2025 and remain level thereafter.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2014, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$3	$(2)
Increase (decrease) in the APBO	$24	$(20)
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2014 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

(in millions)	2014	2013
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$4,277	$4,069
Fuel derivative instruments	—	36
Other	51	84
Total deferred tax liabilities	4,328	4,189
DEFERRED TAX ASSETS:
Fuel derivative instruments	521	8
Deferred gains from sale and leaseback of aircraft	20	24
Capital and operating leases	125	163
Construction obligation	209	168
Accrued engine maintenance	83	90
Accrued employee benefits	334	307
State taxes	65	74
Business partner income	90	457
Net operating losses and credit carryforwards	3	14
Other	96	118
Total deferred tax assets	1,546	1,423
Net deferred tax liability	$2,782	$2,766

The provision for income taxes is composed of the following:

(in millions)	2014	2013	2012
CURRENT:
Federal	$203	$355	$(45)
State	29	44	12
Total current	232	399	(33)
DEFERRED:
Federal	421	62	287
State	27	(6)	10
Total deferred	448	56	297
	$680	$455	$264

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2014	2013	2012
Tax at statutory U.S. tax rates	$636	$423	$240
Nondeductible items	9	10	10
State income taxes, net of federal benefit	37	25	14
Other, net	(2)	(3)	—
Total income tax provision	$680	$455	$264

During 2014, the Company continued to maintain and did not adjust, a $5 million liability for unrecognized tax benefits, the majority of which related to AirTran’s tax positions in prior years.

The only periods subject to examination for the Company’s federal tax return are the 2013 and 2014 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Dallas, Texas
February 6, 2015

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2014
Operating revenues	$4,166	$5,011	$4,800	$4,628	(a)
Operating income	215	775	614	621
Income before income taxes	244	746	525	302
Net income	152	465	329	190
Net income per share, basic	0.22	0.67	0.48	0.28	(a)
Net income per share, diluted	0.22	0.67	0.48	0.28	(a)

	March 31	June 30	Sept. 30	Dec. 31
2013
Operating revenues	$4,084	$4,643	$4,545	$4,428
Operating income	70	433	390	386
Income (loss) before income taxes	94	363	419	334
Net income (loss)	59	224	259	212
Net income (loss) per share, basic	0.08	0.31	0.37	0.30
Net income (loss) per share, diluted	0.08	0.31	0.37	0.30

(a) Includes a change in estimate, recorded on a prospective basis, effective October 1, 2014, which increased Passenger revenues by approximately $55 million and increased both Basic and Diluted net income per share by $.04. See Note 1 for further detail.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,523,901	(1)	$15.18	(2)	20,182,382	(3)
Equity Compensation Plans not Approved by Security Holders	30,434		$14.15		—
Total	4,554,335		$15.17	(2)	20,182,382

(1)	Includes 2,446,658 shares of common stock issuable upon exercise of outstanding stock options and 2,077,243 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 10,590,011 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 9,592,371 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 685,848 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

See Note 9 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, the number of shares of common stock subject to an outstanding option, and the number of restricted share units granted shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended

December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 89 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 90 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.9
Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.10
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.11
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (2)

10.12
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.13	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.14
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.15
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.16
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (2)

10.17
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.18
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.19
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

10.20
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)). (1)

10.21	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

10.22
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 13, 2014 (File No. 1-7259)). (2)

10.23
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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

SOUTHWEST AIRLINES CO.

February 6, 2015	By	/s/ Tammy Romo

Tammy Romo
Senior Vice President Finance & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 6, 2015, on behalf of the registrant and in the capacities indicated.

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements

Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

(File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 89 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 90 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.9
Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.10
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.11
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)). (2)

10.12
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.13	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.14
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.15
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.16
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (2)

10.17
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2009 (File No. 1-7259)).

10.18
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.19
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2013 (File No. 1-7259)).

10.20
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)). (1)

10.21	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2013 (File No. 1-7259)). (2)

10.22
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 13, 2014 (File No. 1-7259)). (2)

10.23
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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