Form 10-K/A
period 2014-12-31
SOUTHWEST AIRLINES CO
filed 2015-02-11
CIK 92380

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Southwest Airlines Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 6, 2015, in order to correct a typographical error in the 2013 and 2012 comparative information contained in the Operating expense per available seat mile table voluntarily provided in Item 7 of the Form 10-K. The Operating expense per available seat mile for Salaries, wages, and benefits in the table should have been 3.86 cents for 2013 instead of the 0.04 cents originally reported in the Form 10-K. This typographical error also caused the following totals and calculations in the table to be incorrect: the Per ASM change should have been 0.17 cents instead of the (3.65) cents originally reported, and the Total row within the table should have been 12.60 cents for 2013, (0.25) cents for the Per ASM change, and (1.9) for the percent change.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 7 of the Form 10-K in this Amendment. The table being corrected was included voluntarily by the registrant to enhance understanding of its financial results and not in response to a specific disclosure requirement of Form 10-K. This typographical error did not impact any other areas of the Form 10-K filed on February 6, 2015. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K (other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers) or reflect any events that have occurred after the filing of the original Form 10-K.

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

10.1(a)
Supplemental Agreement No. 89 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (1)

10.1(b)
Supplemental Agreement No. 90 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.4
Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.6
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

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

21	Subsidiaries of the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)).

23
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (3)

101.INS	XBRL Instance Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.SCH	XBRL Taxonomy Extension Schema Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.LAB	XBRL Extension Labels Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

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

SOUTHWEST AIRLINES CO.

February 11, 2015	By	/s/ Tammy Romo

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
Supplemental Agreement No. 89 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (1)

10.1(b)
Supplemental Agreement No. 90 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.4
Southwest Airlines Co. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.5
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 26, 2011 (File No. 1-7259)). (2)

10.6
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

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

21	Subsidiaries of the Company (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)).

23
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)). (3)

101.INS	XBRL Instance Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.SCH	XBRL Taxonomy Extension Schema Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.LAB	XBRL Extension Labels Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (filed on February 6, 2015, as part of the original filing of this Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259))

(1)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

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