Form 10-Q
period 2015-03-31
SOUTHWEST AIRLINES CO
filed 2015-04-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of Common Stock outstanding as of the close of business on April 28, 2015: 668,296,625

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014
    Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,025	$1,282
Short-term investments	1,413	1,706
Accounts and other receivables	499	365
Inventories of parts and supplies, at cost	304	342
Deferred income taxes	452	477
Prepaid expenses and other current assets	270	232
Total current assets	4,963	4,404

Property and equipment, at cost:
Flight equipment	18,858	18,473
Ground property and equipment	2,899	2,853
Deposits on flight equipment purchase contracts	619	566
Assets constructed for others	686	621
	23,062	22,513
Less allowance for depreciation and amortization	8,455	8,221
	14,607	14,292
Goodwill	970	970
Other assets	623	534
	$21,163	$20,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,145	$1,203
Accrued liabilities	1,874	1,565
Air traffic liability	3,613	2,897
Current maturities of long-term debt	271	258
Total current liabilities	6,903	5,923

Long-term debt less current maturities	2,416	2,434
Deferred income taxes	3,252	3,259
Construction obligation	595	554
Other noncurrent liabilities	1,095	1,255
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,329	1,315
Retained earnings	7,829	7,416
Accumulated other comprehensive loss	(742)	(738)
Treasury stock, at cost	(2,322)	(2,026)
Total stockholders' equity	6,902	6,775
	$21,163	$20,200

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2014
OPERATING REVENUES:
Passenger	$4,178	$3,933
Freight	44	40
Other	192	193
Total operating revenues	4,414	4,166

OPERATING EXPENSES:
Salaries, wages, and benefits	1,419	1,275
Fuel and oil	877	1,314
Maintenance materials and repairs	229	250
Aircraft rentals	60	81
Landing fees and other rentals	285	266
Depreciation and amortization	244	221
Acquisition and integration	23	18
Other operating expenses	497	526
Total operating expenses	3,634	3,951

OPERATING INCOME	780	215

OTHER EXPENSES (INCOME):
Interest expense	32	33
Capitalized interest	(6)	(7)
Interest income	(1)	(2)
Other (gains) losses, net	32	(53)
Total other expenses (income)	57	(29)

INCOME BEFORE INCOME TAXES	723	244
PROVISION FOR INCOME TAXES	270	92

NET INCOME	$453	$152

NET INCOME PER SHARE, BASIC	$0.67	$0.22

NET INCOME PER SHARE, DILUTED	$0.66	$0.22

COMPREHENSIVE INCOME	$449	$143

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	674	698
Diluted	682	707

Cash dividends declared per common share	$.06	$.04

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$453	$152
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	244	221
Unrealized (gain) loss on fuel derivative instruments	11	(60)
Deferred income taxes	19	92
Changes in certain assets and liabilities:
Accounts and other receivables	(130)	(72)
Other assets	13	7
Accounts payable and accrued liabilities	177	24
Air traffic liability	717	761
Cash collateral received from (provided to) derivative counterparties	(17)	11
Other, net	(35)	(17)
Net cash provided by operating activities	1,452	1,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(573)	(395)
Assets constructed for others	(22)	(12)
Purchases of short-term investments	(316)	(770)
Proceeds from sales of short-term and other investments	609	819
Net cash used in investing activities	(302)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	13	49
Proceeds from termination of interest rate derivative instruments	12	—
Reimbursement for assets constructed for others	2	—
Payments of long-term debt and capital lease obligations	(51)	(46)
Payments of cash dividends	(81)	(56)
Repayment of construction obligation	(2)	(3)
Repurchase of common stock	(300)	(315)
Other, net	—	(4)
Net cash used in financing activities	(407)	(375)

NET CHANGE IN CASH AND CASH EQUIVALENTS	743	386

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,282	1,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,025	$1,741

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$32	$34
Income taxes	$111	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets constructed for others	$43	$13
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the parent company of AirTran Airways, Inc. (“AirTran Airways”). On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways. Throughout this Form 10-Q, the Company makes reference to AirTran, which is meant to be inclusive of the following: (i) for periods prior to the acquisition date, AirTran Holdings and its subsidiaries, including, among others, AirTran Airways; and (ii) for periods on and after the acquisition date, AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. AirTran's final passenger service was on December 28, 2014. Although the vast majority of integration costs were incurred in periods prior to 2015, the Company continues to incur costs associated with the integration of AirTran, and those costs are included in Acquisition and integration costs in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2015 and 2014 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2014.

During fourth quarter 2014, the Company increased the amount of spoilage recorded associated with frequent flyer points sold to business partners as a result of continued monitoring of Member redemption activity and behavior under its Rapid Rewards program. Based on a sufficient amount of historical data and Member attributes observed since the new program was launched in 2011, the Company developed a predictive statistical model to analyze the amount of spoilage expected. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the Customer has a co-branded credit card. This change in estimate, which was recorded on a prospective basis, effective October 1, 2014, increased Passenger revenues by approximately $43 million for the three months ended March 31, 2015. After consideration of profitsharing and taxes, the impact of this change to net income was an increase of $23 million, or $.03 per Basic and Diluted share, for the three months ended March 31, 2015. The higher spoilage rate is expected to continue through 2015; however, the precise revenue impact will not be determinable until the actual number of point redemptions for the period is known.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of Cash Flows for the three months ended March 31, 2014, the Company has reclassified $12 million from Capital expenditures to Assets constructed for others. See Note 7 for further information.

2.    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

On February 18, 2015, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued a final standard that amends the current consolidation guidance. The standard amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. Once adopted, the Company will need to assess the potential for entity consolidation under a new consolidation model; however, the Company does not believe this will result in changes to its previous consolidation conclusions. The Company is continuing to evaluate the new guidance and plans to provide additional information about its impact and adoption date of the new standard in the future.

On May 28, 2014, the FASB issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in the Accounting Standards Update ("ASU") No. 2014-09, which is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. Currently this ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. However, on April 1, 2015, the FASB proposed a deferral of the effective date of the standard by one year, but the proposal would also permit entities to adopt the ASU as of the current effective date. The Company believes the most significant impacts of this ASU on its accounting will be (i) the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by Customers associated with flight points with a relative fair value approach, and (ii) the requirement that the Company discontinue use of the residual method in allocating funds from the sale of frequent flyer points to business partners in its frequent flyer program, which would also require the adoption of a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

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

The Company has used financial derivative instruments for both short-term and long-term time frames and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but does not have coverage once market prices fall below the strike price of the purchased call option.

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

In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action during fourth quarter 2014 to offset its 2015 and 2018 fuel derivative portfolios and as of March 31, 2015, was effectively unhedged at then-current price levels. This reduction in the Company's hedge primarily was accomplished through entering into offsetting derivatives that settle in the same periods as the economic hedge derivative. Although a portion of the offsetting derivatives were sold swap positions, and thus required no cash payment, the Company did pay $217 million to counterparties during fourth quarter 2014 to purchase offsetting derivatives that settle in 2015 and 2018. These payments effectively served to reduce the payments to counterparties that would have been required when the original economic derivatives settle. However, to the extent the Company utilized hedge accounting for the original derivatives, any losses that had been recorded to Accumulated other comprehensive income (loss) ("AOCI") will remain there and be reclassified to earnings in the periods in which the jet fuel subject to the hedge is consumed. Also, see Note 4 for further information on AOCI. Therefore, for the three months ended March 31, 2015, the Company had no "economic" hedge in place for its estimated fuel consumption and, furthermore, had no "economic" hedge in place for its remaining 2015 estimated fuel consumption. The following table provides information about the Company’s volume of fuel hedging for the years 2015 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	March 31, 2015		Derivative underlying commodity type as of
Period (by year)	(gallons in millions)		March 31, 2015
Remainder of 2015	—	(b)
2016	621	(a)	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	661	(a)	WTI crude and Brent crude oil
2018	—	(b)

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.
(b) While the Company still holds derivative contracts as of March 31, 2015, that will settle during the remainder of 2015 and 2018, the majority of the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges, are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2014, or during the three months ended March 31, 2015.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, during 2013, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods had not been as strong as in the past, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, the change in fair value of all of the Company's derivatives based in WTI are recorded directly to Other (gains) losses. The change in fair value of the Company's WTI derivative contracts for the three months ended March 31, 2015, was a decrease of $11 million which resulted in a loss in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2015	12/31/2014	3/31/2015	12/31/2014
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$3	$—	$98	$—
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	—	463	643
Interest rate derivative contracts	Other assets	4	13	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	61	61
Total derivatives designated as hedges		$7	$13	$622	$704
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$1,028	$1,190	$1,315	$1,432
Fuel derivative contracts (gross)	Other noncurrent liabilities	209	157	430	273
Total derivatives not designated as hedges		$1,237	$1,347	$1,745	$1,705
Total derivatives		$1,244	$1,360	$2,367	$2,409

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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2015	2014
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	$26	$68
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	257	198
Due to third parties for fuel contracts	Accounts payable	—	16

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$1,057	$(1,057)	$—	$1,258	$(1,258)	$—
Fuel derivative contracts	Other noncurrent liabilities	$466	$(466)	$—	$355	$(355)	$—
Interest rate derivative contracts	Other assets	$4	$—	$4	$13	$—	$13

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$1,413	$(1,057)	$356	$1,432	$(1,258)	$174
Fuel derivative contracts	Other noncurrent liabilities	$893	$(466)	$427	$916	$(355)	$561
Interest rate derivative contracts	Other noncurrent liabilities	$61	$—	$61	$61	$—	$61

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$48	*	$12	*	$45	*	$—	*	$(13)	$(13)
Interest rate derivatives	4	*	2	*	3	*	4	*	(1)	(1)
Total	$52		$14		$48		$4		$(14)	$(14)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	March 31,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$19	$(55)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2015 and 2014, of $26 million and $17 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2015, recorded in AOCI, were approximately $291 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2015.

Interest rate swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Two of the Company's interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s, including AirTran’s, interest rate hedges for all periods presented was not material.

In February 2015, the Company terminated the fixed-to-floating interest rate swap agreements related to its $300 million 5.75% unsecured notes due 2016. The effect of this termination is such that the interest associated with the debt prospectively reverts back to its original fixed rate. As a result of the approximate $12 million gain realized on

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

this transaction, which will be amortized over the remaining term of the corresponding unsecured notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these unsecured notes will significantly differ from the expense it would have recorded had the unsecured notes remained at floating rates.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2015, at which such postings are triggered:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(424)	$(142)	$(127)	$(211)	$(65)	$(68)	$(29)	$(1,066)
Cash collateral held (by) CP	(150)	(50)	(57)	—	(1)	(25)	—	(283)
Aircraft collateral pledged to CP	(188)	(43)	—	(71)	—	—	—	(302)
Letters of credit (LC)	—	—	—	(75)	—	—	—	(75)
Option to substitute LC for aircraft	<(400)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150)(e)	(75) to (150) or >(550)(d)	N/A	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(75)	(75) to (150) or >(550)	>(65)	>(50)
Cash is received from CP	>50	>150	>175(c)	>200	>30	>50
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	N/A	N/A
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
(f) The Company has the option of providing cash or pledging aircraft as collateral.
(g) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(h) The Company has the option of providing letters of credit in addition to aircraft collateral if the appraised value of the aircraft does not meet the collateral requirements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three months ended March 31, 2015 and 2014, were as follows:

	Three months ended March 31,
(in millions)	2015	2014
NET INCOME	$453	$152
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($1) and ($7)	(3)	(13)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $0 and $1	(1)	2
Other, net of deferred taxes of $0 and $1	—	2
Total other comprehensive loss	$(4)	$(9)
COMPREHENSIVE INCOME	$449	$143

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2015:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)
Changes in fair value	(76)	(6)	—	—	30	(52)
Reclassification to earnings	72	5	—	—	(29)	48
Balance at March 31, 2015	$(1,181)	$(46)	$41	$8	$436	$(742)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2015:

Three months ended March 31, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$72	Fuel and oil expense
	27	Less: Tax Expense
	$45	Net of tax
Unrealized gain on interest rate derivative instruments	$5	Interest expense
	2	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$48	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	March 31, 2015	December 31, 2014
Derivative contracts	$4	$13
Intangible assets (a)	479	363
Non-current investments	31	35
Other	109	123
Other assets	$623	$534
(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, take-off and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The increase in Intangible assets during 2015 was primarily due to the acquisition of two additional airport gate rights at Dallas Love Field, which were subleased from United. The purchase price paid for these airport gate rights was included as a component of Capital expenditures in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.

Accounts payable (in millions)	March 31, 2015	December 31, 2014
Accounts payable trade	$181	$123
Salaries payable	161	160
Tax withholdings payable	229	163
Aircraft maintenance payable	170	314
Fuel payable	59	85
Other payables	345	358
Accounts payable	$1,145	$1,203

Accrued liabilities (in millions)	March 31, 2015	December 31, 2014
Profitsharing and savings plans	$491	$374
Aircraft and other lease related obligations	100	159
Vacation pay	297	292
Health	72	84
Derivative contracts	356	174
Workers compensation	166	165
Property and income taxes	200	81
Other	192	236
Accrued liabilities	$1,874	$1,565

Other noncurrent liabilities (in millions)	March 31, 2015	December 31, 2014
Postretirement obligation	$172	$169
Non-current lease-related obligations	183	193
Other deferred compensation	164	174
Deferred gains from sale and leaseback of aircraft	51	53
Derivative contracts	488	622
Other	37	44
Other noncurrent liabilities	$1,095	$1,255

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of March 31, 2015, the Company had delivered a total of 61 B717s to Delta. As the Company has previously announced, all B717s remaining at the Company were grounded on December 28, 2014. A portion of the B717 fleet that will not be delivered to Delta until the second half of 2015 has been placed in storage until each aircraft is ready to be converted. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company has paid and will continue to pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately three to nine years. The leasing of the ten B717s owned by the Company is subject to certain conditions, and the lease terms are for up to seven years, after which Delta has the option to purchase the aircraft at the then-prevailing market value. The Company has accounted for the lease and sublease transactions with Delta as operating leases, except for the two aircraft classified by the Company as capital leases. The subleases of the two capital lease aircraft are accounted for as direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. For the components of this transaction finalized in third quarter 2012 and with respect to which the lease inception has been deemed to occur, the Company recorded a charge of approximately $137 million during third quarter 2012. The charge represented the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 76 B717s that are accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's unaudited Condensed Consolidated Statement of Comprehensive Income and were included as a component of Other, net in Cash flows from operating activities in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities in the Company's unaudited Condensed Consolidated Balance Sheet. A rollforward of the Company's B717 lease/sublease liability for 2015 and 2014 is shown below:

(in millions)	B717 lease/sublease liability
Balance at December 31, 2013	$122
Lease/sublease accretion	5
Lease/sublease expense adjustment	22
Lease/sublease payments, net (a)	(86)
Balance at December 31, 2014	$63
Lease/sublease accretion	1
Lease/sublease expense adjustment	4
Lease/sublease payments, net (a)	(20)
Balance at March 31, 2015	$48
(a) Includes lease conversion cost payments

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Construction on the project is not expected to begin until mid to late 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, in the unaudited Condensed Consolidated Balance Sheet, the Company is expected to record an increase in Assets constructed for others as the project is built, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City has the option to buy out the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s lease payments at the airport. Construction began during third quarter 2013 and is estimated to be completed during the second half of 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it qualifies as the owner of the facility for accounting purposes during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others, in the unaudited Condensed Consolidated Statement of Cash Flows. As of March 31, 2015, the Company had recorded construction costs related to Houston Hobby of $87 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014. The Company believes that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company for the non-proprietary renovations, while the Company will not be reimbursed for proprietary renovations. As a result, all of the costs incurred to fund the Project are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. As of March 31, 2015, the Company had recorded construction costs related to LAX of $82 million, which were classified and included in Assets constructed for others and as Construction obligation in the accompanying unaudited Condensed Consolidated Balance Sheet.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Dallas Love Field
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction commenced during 2010, and the majority of the project was completed by December 31, 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. New ticketing and check-in areas opened during fourth quarter 2012, 12 new gates and new concessions opened in 2013, and the remaining gates opened during October 2014.

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

In conjunction with the Company's significant presence at Dallas Love Field and other factors, the Company agreed to manage the majority of the LFMP project. Based on these facts, the Company evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of March 31, 2015, the Company had recorded LFMP gross construction costs of $514 million within Assets constructed for others and had recorded a net liability of $510 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction, the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

8.    FAIR VALUE MEASUREMENTS

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of March 31, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company’s investments associated with its excess benefit plan which consist of investment funds for which market prices are readily available. This plan is a non-qualified deferred compensation plan designed to hold Employee contributions in excess of limits established by Section 415 of the Internal Revenue Code of 1986, as amended. Payments under this plan are made based on the participant’s distribution election and plan balance. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plan. The Company records changes in the fair value of the asset in the Company’s earnings.

All of the Company’s auction rate security instruments, totaling $27 million (net) at March 31, 2015, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015, and December 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,891	$1,891	$—	$—
Certificates of deposit	18	—	18	—
Eurodollar time deposits	116	—	116	—
Short-term investments:
Treasury bills	1,150	1,150	—	—
Certificates of deposit	263	—	263	—
Noncurrent investments (b)
Auction rate securities	27	—	—	27
Interest rate derivatives	4	—	4	—
Fuel derivatives:
Swap contracts (c)	515	—	515	—
Option contracts (c)	725	—	—	725
Other available-for-sale securities	61	61	—	—
Total assets	$4,770	$3,102	$916	$752
Liabilities
Fuel derivatives:
Swap contracts (c)	$(336)	$—	$(336)	$—
Option contracts (c)	(1,970)	—	—	(1,970)
Interest rate derivatives	(61)	—	(61)	—
Total liabilities	$(2,367)	$—	$(397)	$(1,970)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,110	$1,110	$—	$—
Commercial paper	70	—	70	—
Certificates of deposit	4	—	4	—
Eurodollar time deposits	98	—	98	—
Short-term investments:
Treasury bills	1,450	1,450	—	—
Certificates of deposit	256	—	256	—
Noncurrent investments (b)
Auction rate securities	27	—	—	27
Interest rate derivatives	13	—	13	—
Fuel derivatives:
Swap contracts (c)	455	—	455	—
Option contracts (c)	892	—	—	892
Other available-for-sale securities	68	63	—	5
Total assets	$4,443	$2,623	$896	$924
Liabilities
Fuel derivatives:
Swap contracts (c)	$(365)	$—	$(365)	$—
Option contracts (c)	(1,983)	—	—	(1,983)
Interest rate derivatives	(61)	—	(61)	—
Total liabilities	$(2,409)	$—	$(426)	$(1,983)

(a) Cash equivalents are primarily composed of money market investments.
(b) Noncurrent investments are included in Other assets in the unaudited Condensed Consolidated Balance Sheet.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2015, or the year ended December 31, 2014. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2014	$(1,091)		$27		$5	$(1,059)
Total losses (realized or unrealized)
Included in earnings	(93)		—		(1)	(94)
Included in other comprehensive income	(79)		—		—	(79)
Purchases	62	(a)	—		—	62
Sales	(44)	(a)	—		(4)	(48)
Balance at March 31, 2015	$(1,245)		$27	(b)	$—	$(1,218)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015	$(93)		$—		$—	$(93)
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at March 31, 2015:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2015	25-47%
			Third quarter 2015	31-43%
			Fourth quarter 2015	28-40%
			2016	22-35%
			2017	19-25%
			2018	20-24%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3%
		Counterparty credit spread		1-2%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2015, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$311	$334	Level 2
5.25% Convertible Senior Notes due 2016	113	330	Level 2
5.125% Notes due 2017	314	336	Level 2
French Credit Agreements due 2018 - 1.06%	36	36	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	22	22	Level 3
2.75% Notes due 2019	305	313	Level 2
Term Loan Agreement due 2019 - 6.315%	169	169	Level 3
Term Loan Agreement due 2019 - 6.84%	67	73	Level 3
Term Loan Agreement due 2020 - 5.223%	362	356	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	288	282	Level 3
Pass Through Certificates due 2022 - 6.24%	347	400	Level 2
7.375% Debentures due 2027	134	162	Level 2

9.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended March 31,
	2015	2014
NUMERATOR:
Net income	$453	$152
Incremental income effect of interest on 5.25% convertible notes	1	1
Net income after assumed conversion	$454	$153

DENOMINATOR:
Weighted-average shares outstanding, basic	674	698
Dilutive effect of Employee stock options and restricted stock units	2	3
Dilutive effect of 5.25% convertible notes	6	6
Adjusted weighted-average shares outstanding, diluted	682	707

NET INCOME PER SHARE:
Basic	$0.67	$0.22
Diluted	$0.66	$0.22

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2015 and 2014 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2015	2014	Change
Revenue passengers carried	26,442,996	25,055,809	5.5%
Enplaned passengers	32,098,958	30,656,581	4.7%
Revenue passenger miles (RPMs) (000s)(1)	25,860,866	24,155,317	7.1%
Available seat miles (ASMs) (000s)(2)	32,297,465	30,474,582	6.0%
Load factor(3)	80.1%	79.3%	0.8	pts
Average length of passenger haul (miles)	978	964	1.5%
Average aircraft stage length (miles)	739	710	4.1%
Trips flown	296,570	299,638	(1.0)%
Average passenger fare	$158.01	$156.96	0.7%
Passenger revenue yield per RPM (cents)(4)	16.16	16.28	(0.7)%
Operating revenue per ASM (cents)(5)	13.67	13.67	—%
Passenger revenue per ASM (cents)(6)	12.94	12.90	0.3%
Operating expenses per ASM (cents)(7)	11.25	12.96	(13.2)%
Operating expenses per ASM, excluding fuel (cents)	8.53	8.65	(1.4)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.14	8.56	(4.9)%
Fuel costs per gallon, including fuel tax	$2.01	$3.10	(35.2)%
Fuel costs per gallon, including fuel tax, economic	$2.00	$3.08	(35.1)%
Fuel consumed, in gallons (millions)	434	422	2.8%
Active fulltime equivalent Employees	47,005	45,163	4.1%
Aircraft at end of period(8)	679	676	0.4%

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
(8) Aircraft in the Company's fleet at period end, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2015	2014	Change
Fuel and oil expense, unhedged	$830	$1,332
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	47	(18)
Fuel and oil expense, as reported	$877	$1,314
Deduct: Net impact from fuel contracts	(4)	(9)
Fuel and oil expense, non-GAAP (economic)	$873	$1,305	(33.1)%

Total operating expenses, as reported	$3,634	$3,951
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	(1)
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(4)	(8)
Deduct: Acquisition and integration costs	(23)	(18)
Add: Litigation settlement	37	—
Total operating expenses, non-GAAP	$3,644	$3,924	(7.1)%

Operating income, as reported	$780	$215
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	1
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	4	8
Add: Acquisition and integration costs	23	18
Deduct: Litigation settlement	(37)	—
Operating income, non-GAAP	$770	$242	218.2%

Net income, as reported	$453	$152
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	19	(55)
(Deduct): Ineffectiveness from fuel hedges settling in future periods	(13)	(13)
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	4	8
Add (Deduct): Income tax impact of fuel contracts	(3)	23
Add: Acquisition and integration costs (a)	14	11
Deduct: Litigation settlement (a)	(23)	—
Net income, non-GAAP	$451	$126	257.9%

Net income per share, diluted, as reported	$0.66	$0.22
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.01	(0.06)
Add (Deduct): Impact of special items (a)	(0.01)	0.02
Net income per share, diluted, non-GAAP	$0.66	$0.18	266.7%

Operating expenses per ASM (cents)	11.25 ¢	12.96 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.72)	(4.31)
Add (Deduct): Impact of special items	0.05	(0.06)
Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items (cents)	8.58 ¢	8.59 ¢	(0.1)%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	March 31, 2015	March 31, 2014
Operating income, as reported	$2,790	$1,423
Net impact from fuel contracts	23	63
Acquisition and integration costs	132	92
Labor ratification bonus	9	—
Litigation settlement	(37)	—
Operating income, non-GAAP	$2,917	$1,578
Net adjustment for aircraft leases (1)	123	144
Adjustment for fuel hedge premium expense	(71)	(73)
Adjusted Operating income, non-GAAP	$2,969	$1,649

Average invested capital (2)	$11,288	$11,573
Equity adjustment for hedge accounting	289	23
Adjusted average invested capital	$11,577	$11,596

ROIC, pre-tax	25.6%	14.2%
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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Note 3 to the unaudited Condensed Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as “excluding special items,” as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company's acquisition and integration of AirTran and a $37 million gain resulting from a litigation settlement received in January 2015. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company's acquisition of AirTran, which closed on May 2, 2011, the Company has incurred substantial charges associated with integration of the two companies. Given that the AirTran integration process has been effectively completed, the Company does not anticipate significant future integration expenditure requirements, but may incur smaller incremental costs associated primarily with the continuing conversion and sublease of the Boeing 717 fleet throughout 2015. See Note 6 to the unaudited Condensed Consolidated Financial Statements. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.
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

Financial Overview

The Company recorded first quarter GAAP and non-GAAP results for 2015 and 2014 as follows:

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2015	2014	Percent Change
Operating income	$780	$215	262.8%
Net income	$453	$152	198.0%
Net income per share, diluted	$0.66	$0.22	200.0%

Non-GAAP
Operating income	$770	$242	218.2%
Net income	$451	$126	257.9%
Net income per share, diluted	$0.66	$0.18	266.7%

First quarter 2015 Net income was a Company first quarter record $453 million, or $0.66 per diluted share, a 198.0 percent increase year-over-year. This increase was primarily attributable to a 33.3 percent reduction in fuel expense due to decreases in market prices, coupled with a 6.0 percent increase in Operating revenues, driven by strong demand for air travel and capacity increases. The Company's Operating expenses decreased 8.0 percent, primarily as a result of lower fuel prices offsetting small increases in certain cost categories. Excluding special items in both years, first quarter 2015 non-GAAP Net income was a first quarter record of $451 million, or $0.66 per diluted share, a 257.9 percent increase year-over-year. This marked the eighth consecutive quarter during which the Company produced record non-GAAP Net income for the applicable fiscal quarter. First quarter 2015 Operating income was $780 million and first quarter 2015 non-GAAP Operating income was $770 million. Both GAAP and non-GAAP Operating income results were also Company first quarter records and significantly surpassed the prior year performance.

For the twelve months ended March 31, 2015, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 25.6 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represents a significant increase compared with the Company's pre-tax ROIC of 14.2 percent for the twelve months ended March 31, 2014.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
During first quarter 2015, the Company announced that, beginning in April 2015, it will offer daily nonstop flights to nine new cities from Dallas Love Field, including Columbus, Indianapolis, Memphis, Milwaukee, Panama City Beach, Portland, Sacramento, San Jose, and Seattle/Tacoma. Furthermore, during first quarter 2015, the Company announced that beginning in August 2015, it will offer daily nonstop flights to eight new cities from Dallas Love Field, including Boston, Charlotte, Detroit, Omaha, Philadelphia, Pittsburgh, Raleigh/Durham, and Salt Lake City. Additionally, the Company announced it will increase the number of nonstop flights to recently introduced destinations added after the October 2014 expiration of the Wright Amendment restrictions on long-haul flying at Love Field to destinations within the 50 States or to the District of Columbia. The new flights will be made possible, in part, through a long-term sublease agreement that will transfer usage of two gates in the newly rebuilt 20-gate facility at Dallas Love Field from United Airlines to the Company. This will bring the total number of nonstop destinations out of Love Field to 50 compared with 16 prior to October 2014.

Also during first quarter 2015, the Company reached two historic milestones. First, the Company connected Central America to the Company's network, with inaugural service from Baltimore/Washington to San Jose, Costa Rica.

Second, the Company launched seasonal Saturday-only service from Houston Hobby Airport to Aruba, marking the Company's first international service at Houston Hobby Airport. The service is possible because Aruba is a U.S Customs and Border Protection ("CBP") "pre-clearance" location, which means U.S. CBP agents living abroad can process travelers through customs before they arrive in the United States. Currently, Houston Hobby does not have a U.S. CBP facility, but will be adding one as a part of the Houston Hobby construction project set to be completed in 2015. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further details. Beginning in October 2015, subject to applicable government approvals, the Company plans to offer flights from Houston Hobby to four destinations in Mexico (Cancun, Mexico City, Puerto Vallarta, and Cabo San Lucas/Los Cabos) and two destinations in Central America (San Jose, Costa Rica, and Belize City, Belize).

At the current time, the Company plans to continue its route network and schedule optimization efforts. For 2015, the Company continues to manage to a baseline of roughly 700 aircraft and an approximate seven percent year-over-year increase in ASMs, primarily due to more efficient flying of its existing fleet through increased seats per trip ("gauge") and stage length, with a modest increase in trips. The Company currently expects its second quarter ASMs to increase approximately seven percent year-over-year. The Company expects to continue to optimize its network through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule.
During first quarter 2015, the Company took delivery of 15 aircraft: seven 737-800 aircraft from Boeing, and eight pre-owned 737-700 aircraft from third parties. The Company currently expects to take delivery of an additional 12 737-800 aircraft from Boeing and nine pre-owned 737-700 aircraft from other parties during the remainder of 2015. The Company's fleet of 679 aircraft at March 31, 2015, also reflects one Boeing 737-500 retirement during first quarter 2015. Following AirTran's final passenger service on December 28, 2014, the Company removed all remaining Boeing 717-200 aircraft ("B717s") from service. As of March 31, 2015, 61 of AirTran's 88 B717 aircraft had been delivered to Delta pursuant to a lease/sublease agreement and 27 B717 aircraft were undergoing or awaiting conversion in preparation for delivery to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. Also, as of March 31, 2015, the Company has completed the conversion of all 52 AirTran 737-700 aircraft to the Southwest Airlines' livery.
During first quarter 2015, the Company continued to return significant value to its Shareholders through a $300 million accelerated share repurchase program, launched in February 2015 ("First Quarter ASR Program"), and dividend payments totaling $81 million. Also during February 2015, an accelerated share repurchase program launched in fourth quarter 2014 was settled, and the third party financial institution delivered 1.1 million additional shares of common stock to the Company. See Part II, Item 2 for further information on the Company's share repurchase authorization. As of March 31, 2015, the Company's cumulative repurchases under the $1 billion share repurchase program authorized by the Company's Board of Directors in May 2014 have totaled $920 million, or 24.3 million shares of common stock (excluding the additional shares delivered in April 2015 upon settlement of the the First Quarter ASR Program). The Company expects to complete the current share repurchase program next month.

Material Changes in Results of Operations

Comparison of three months ended March 31, 2015 and March 31, 2014

Operating revenues

Passenger revenues for first quarter 2015 increased $245 million, or 6.2 percent, year-over-year. Holding all other factors constant, virtually the entire increase was attributable to a 6.0 percent increase in capacity, accompanied by strong Customer demand for air travel. In addition, there was a slight year-over-year increase in load factor, that was partially offset by a 0.7 percent decrease in revenue yield. First quarter 2015 passenger revenues grew in line with available seat mile growth of 6.0 percent, year-over-year. Considering the 4.1 percent increase in stage length and the 2.7 percent increase in seats per trip (gauge) from fleet modernization, year-over-year, first quarter 2015 unit revenue performance was strong. Second quarter 2015 year-over-year comparisons are more challenging, largely due to last year’s exceptional and above-trend performance. With the continuation of strong revenue and booking trends in April

2015 and year-over-year increases in stage length and gauge, the Company currently expects its April 2015 passenger unit revenues to decline, year-over-year, approximately two percent.

Freight revenues for first quarter 2015 increased by $4 million, or 10.0 percent, compared with first quarter 2014, primarily due to increased pounds shipped. Based on current trends, the Company expects second quarter 2015 Freight revenues also to increase slightly, compared with second quarter 2014.

Other revenues for first quarter 2015 were down slightly by 0.5 percent, year-over-year. The decline was primarily due to the termination of AirTran passenger service and related ancillary fees. This decline was almost entirely offset by an increase in certain Southwest Airlines ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. Based on current trends and discontinuation of AirTran operations, the Company expects second quarter 2015 Other revenues to increase from first quarter 2015, but decline, compared with second quarter 2014.

Operating expenses

Operating expenses for first quarter 2015 decreased by $317 million, or 8.0 percent, compared with first quarter 2014, while capacity increased 6.0 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2015 and 2014, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.39	¢	4.18	¢	0.21 ¢	5.0%
Fuel and oil	2.72		4.31		(1.59)	(36.9)
Maintenance materials and repairs	0.71		0.82		(0.11)	(13.4)
Aircraft rentals	0.19		0.27		(0.08)	(29.6)
Landing fees and other rentals	0.88		0.87		0.01	1.1
Depreciation and amortization	0.76		0.73		0.03	4.1
Acquisition and integration	0.07		0.06		0.01	16.7
Other operating expenses	1.53		1.72		(0.19)	(11.0)
Total	11.25	¢	12.96	¢	(1.71)¢	(13.2)%

Operating expenses per ASM decreased 13.2 percent for first quarter 2015 compared with first quarter 2014 primarily due to lower jet fuel prices. Operating expenses per ASM for first quarter 2015, excluding fuel and special items (a non-GAAP financial measure), were comparable year-over-year. Based on current cost trends, the Company expects its second quarter 2015 unit costs, excluding fuel and oil expense, profitsharing, and special items to decrease approximately one to two percent from second quarter 2014. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for first quarter 2015 increased by $144 million, or 11.3 percent, compared with first quarter 2014. On a per ASM basis, first quarter 2015 Salaries, wages, and benefits expense increased 5.0 percent, compared with first quarter 2014. On both a dollar and per ASM basis, the majority of the increase was due to higher profitsharing expense due to increased profits in first quarter 2015. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during current and in future periods will reduce operating profits, as defined, in the calculation of profitsharing. Based on current cost trends and anticipated capacity, the Company expects second quarter 2015 Salaries, wages, and benefits expense per ASM, excluding profitsharing, to decrease compared with first quarter 2015.

Fuel and oil expense for first quarter 2015 decreased by $437 million, or 33.3 percent, compared with first quarter 2014. On a per ASM basis, first quarter 2015 Fuel and oil expense decreased 36.9 percent, compared with first quarter 2014. Excluding the impact of hedging, both the dollar and unit cost decreases were virtually all attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 35.1 percent year-over-year, from $3.08 for first quarter 2014 to $2.00 for first quarter 2015. The Company also slightly improved its fuel efficiency in first quarter 2015 compared with the same prior year period, when measured on the basis of ASMs produced per gallon of fuel. Fuel gallons consumed increased 2.8 percent as compared with first quarter 2014, while year-over-year capacity increased 6.0 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $47 million in Fuel and oil expense for first quarter 2015, compared with net gains totaling $18 million for first quarter 2014. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $43 million provided to counterparties for first quarter 2015, compared with $26 million received from counterparties for first quarter 2014. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of April 16, 2015, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
Second quarter 2015 (1)	—
Full Year 2015 (1)	—
2016	Approx. 10%
2017	Approx. 30%
2018 (1)	—

(1) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action during fourth quarter 2014 to offset its 2015 and 2018 fuel derivative portfolios and is now effectively unhedged at current price levels. While the Company still holds derivative contracts as of March 31, 2015, that will settle during 2015 and 2018, the majority of the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.

As a result of applying hedge accounting in prior periods, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2015, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at March 31, 2015	Amount of gains (losses) deferred in AOCI at March 31, 2015 (net of tax)
Remainder of 2015	$(226)	$(174)
2016	(496)	(356)
2017	(344)	(196)
2018	—	(17)
Total	$(1,066)	$(743)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for second quarter 2015 and full year 2015 jet fuel prices at different crude oil assumptions as of April 16, 2015, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	2Q 2015 (2)	Full Year 2015 (2)
$40	$1.30 - $1.35	$1.60 - $1.70
$50	$1.60 - $1.65	$1.80 - $1.90
Current Market (1)	$2.00 - $2.05	$2.15 - $2.25
$70	$2.20 - $2.25	$2.25 - $2.35
$80	$2.50 - $2.55	$2.45 - $2.55
Estimated Premium Costs (3)	$20M - $25M	$110M - $120M

(1) Brent crude oil average market price as of April 16, 2015, was approximately $64 per barrel for second quarter 2015 and $63 per barrel for full year 2015.

(2) The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of April 16, 2015.

(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for first quarter 2015 decreased by $21 million, or 8.4 percent, compared with first quarter 2014. On a per ASM basis, Maintenance materials and repairs expense decreased 13.4 percent, compared with first quarter 2014. On both a dollar and per ASM basis, the majority of the decrease was attributable to reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2015 to decrease slightly, compared with second quarter 2014.

Aircraft rentals expense for first quarter 2015 decreased by $21 million, or 25.9 percent, compared with first quarter 2014. On a per ASM basis, Aircraft rentals expense decreased by 29.6 percent, compared with first quarter 2014. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased B717s out of the Company's fleet for conversion and delivery to Delta. The majority of these leased aircraft removed from service have been replaced by owned or capital leased Boeing 737 aircraft. The Company currently expects Aircraft rentals expense per ASM for second quarter 2015 to decrease compared with second quarter 2014.

Landing fees and other rentals expense for first quarter 2015 increased by $19 million, or 7.1 percent compared with first quarter 2014. On a per ASM basis, Landing fees and other rentals expense remained flat, compared with first quarter 2014, as the dollar increases were offset by the 6.0 percent increase in capacity. On a dollar basis, approximately 50 percent of the increase was due to higher space rental rates at various airports. The remainder of the increase was primarily due to heavier landing weights for 737-800 aircraft, which now make up a larger portion of the Company's fleet. The Company currently expects Landing fees and other rentals expense per ASM for second quarter 2015 to be comparable to second quarter 2014.

Depreciation and amortization expense for first quarter 2015 increased by $23 million, or 10.4 percent, compared with first quarter 2014. On a per ASM basis, Depreciation and amortization expense increased 4.1 percent, compared with first quarter 2014. On both a dollar and per ASM basis, the majority of the increase was due to the purchase and capital lease of new and used aircraft since first quarter 2014, the majority of which have replaced leased B717s removed from service. The Company currently expects Depreciation and amortization expense per ASM for second quarter 2015 to increase, compared with second quarter 2014, for this same reason.

The Company incurred $23 million of Acquisition and integration costs during first quarter 2015 related to the AirTran integration, compared with $18 million in first quarter 2014. The first quarter 2015 costs primarily consisted of Employee training, fleet integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for first quarter 2015 decreased by $29 million, or 5.5 percent, compared with first quarter 2014. On a per ASM basis, Other operating expenses decreased 11.0 percent, compared with first quarter 2014. On both a dollar and per ASM basis, the decreases were the result of a $37 million litigation settlement received during first quarter 2015. Excluding the impact of the litigation settlement, Other operating expenses increased slightly primarily due to higher advertising and promotions. The Company currently expects Other operating expenses per ASM for second quarter 2015 to increase slightly, compared with second quarter 2014.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$19	$(55)
Ineffectiveness from fuel hedges settling in future periods	(13)	(13)
Realized ineffectiveness and mark-to-market (gains) or losses	—	(1)
Premium cost of fuel contracts	26	17
Other	—	(1)
	$32	$(53)

Income Taxes

The Company's effective tax rate was approximately 37.3 percent in first quarter 2015, compared with 37.5 percent in first quarter 2014. The Company projects a full year 2015 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.5 billion for the three months ended March 31, 2015, compared with $1.1 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2015, were largely impacted by the Company's net income (as adjusted for noncash items) and a $717 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. For the three months ended March 31, 2014, there was a $761 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $302 million during the three months ended March 31, 2015, compared with $358 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2015, capital expenditures were $573 million, consisting primarily of payments for new and previously owned aircraft delivered to the Company, as well as a payment made in connection with a long-term sublease agreement that will transfer the usage of two gates at Dallas Love Field to the Company, compared with $395 million in Capital expenditures during the same prior year period. During the three months ended March 31, 2015, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $293 million, compared with a net cash inflow of $49 million during the same prior year period.

Net cash used in financing activities was $407 million during the three months ended March 31, 2015, compared with $375 million used in financing activities for the same prior year period. During the three months ended March 31, 2015, the Company repaid $51 million in debt and capital lease obligations, repurchased $300 million of its outstanding common stock through a share repurchase program, and paid $81 million in dividends to Shareholders. During the three months ended March 31, 2014, the Company repaid $46 million in debt and capital lease obligations, repurchased approximately $315 million of its outstanding common stock through a share repurchase program, and paid $56 million in dividends to Shareholders.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 125 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2015, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 14, 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock in a new share repurchase program. During February 2015, pursuant to the First Quarter ASR Program, the Company advanced $300 million to a financial institution in a privately negotiated transaction, and in March 2015 received 5.1 million shares of common stock, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of March 31, 2015, the Company's cumulative repurchases under the May 2014 $1 billion Board authorization have totaled $920 million, or 24.3 million shares of common stock (excluding the additional shares delivered in April 2015 upon settlement of the the First Quarter ASR Program). The Company intends to repurchase the remaining $80 million under its current $1.0 billion authorization next month.

Cumulative costs associated with the acquisition and integration of AirTran, as of March 31, 2015, totaled $559 million (before profitsharing and taxes). Given the effective completion of the AirTran integration process, other than the continuing conversion and sublease of the Boeing 717 fleet throughout the remainder of 2015, the Company does not anticipate significant future integration expenditure requirements. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.4 billion as of March 31, 2015, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of March 31, 2015, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2015	—		19	—	17	—	—		—	36	(3)
2016	31		—	12	4	—	—		—	47
2017	15		—	12	—	—	14		—	41
2018	10		—	12	—	—	13		—	35
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	56	(1)	19	36	21	30	170	(2)	191	523

(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(3) Includes seven 737-800s and eight 737-700s delivered as of March 31, 2015.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $538 million remaining in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, $1.1 billion in 2019, and $5.7 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2015:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
737-300	137 or 143	21	120	(a)	76	44
737-500	122	23	12		9	3
737-700	143	11	455		393	62
737-800	175	2	92		85	7
TOTALS			679		563	116
(a) Of the total, 78 737-300 aircraft have 143 seats and 42 have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company's network plans, opportunities, and expectations, including its schedule optimization plans and expectations;
•the Company’s fleet and capacity plans and expectations, including expected benefits from the Company’s fleet modernization initiatives;
•the Company’s financial outlook and projected results of operations;
•the Company's plans and expectations with respect to managing risk associated with changing jet fuel prices;
•the Company's expectations with respect to liquidity, capital expenditures, and including anticipated needs for, and sources of, funds;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•changes in demand for the Company's services and the impact of economic conditions, fuel prices, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;
•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•the impact of governmental regulations and other governmental actions related to the Company’s operations;
•the Company's dependence on third parties, in particular with respect to its technology and fleet plans;
•the Company's ability to timely and effectively prioritize its strategic initiatives and related expenditures;
•changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form
10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2015, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $1.1 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015, the Company had no counterparties with which the derivatives held were a net asset, and nine counterparties with which the derivatives held were a net liability, totaling $1.1 billion. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2015, $283 million in cash collateral deposits, $302 million in aircraft collateral, and $75 million in letters of credit were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of March 31, 2015, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $148 million in cash collateral, post an additional $236 million in aircraft collateral, and post no additional letters of credit against these positions with its current counterparties. However, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of West Texas intermediate crude oil ("WTI"). The Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, all future changes in fair value of these instruments will continue to be recorded directly to earnings. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. Although the Company has some fuel derivatives based on the price of Brent, to the extent the Company holds WTI-based derivatives, changes in the fair value of these positions will continue to create income statement volatility and may not provide complete protection against jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta have delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, and the Court suspended further briefing on (i) the motion for summary judgment, (ii) the motion for class certification, and (iii) the motion to strike plaintiffs’ expert on class certification, until the sanctions motion is resolved. On May 14, 2014, the Court referred the sanctions dispute to a special master. The special master has issued a series of reports and recommendations, and the Court is considering objections filed by plaintiffs and Delta to the special master's reports and recommendations. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
January 1, 2015 through January 31, 2015	—	$—		—	$380,356,300
February 1, 2015 through February 28, 2015	1,087,082	$—	(2)(3)	1,087,082	$80,356,300	(3)
March 1, 2015 through March 31, 2015	5,116,148	$—	(3)	5,116,148	$80,356,300
Total	6,203,230			6,203,230

(1)
In May 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2014 ("Fourth Quarter ASR Program"), the Company paid $200 million and received an initial delivery of 3,810,008 shares during fourth quarter 2014, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter ASR Program based on a price of $39.37 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on November 11, 2014. Final settlement of this Fourth Quarter ASR Program occurred in February 2015 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in February 2015. Upon settlement, the third party financial institution delivered 1,087,082 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 4,897,090 shares repurchased under the Fourth Quarter ASR Program, upon completion of the Fourth Quarter ASR Program in February 2015, was $40.84.

(3)
During first quarter 2015, under the First Quarter ASR Program, the Company paid $300 million and received an initial delivery of 5,116,148 shares during first quarter 2015, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program based on a price of $43.9784 per share, which was the volume-weighted average price per share of the Company’s common stock between February 13, 2015 and March 2, 2015. Final settlement of the First Quarter ASR Program occurred in April 2015 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2015. Upon settlement, the third party financial institution delivered 1,801,475 additional shares of the Company's common stock to the Company. In total, the average purchase price per share for the 6,917,623 shares repurchased under the First Quarter ASR Program, upon completion of the First Quarter ASR Program in April 2015, was $43.37.

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

SOUTHWEST AIRLINES CO.

April 30, 2015	By	/s/ Tammy Romo

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1)	Furnished, not filed.